Form 10-K
HARLEYSVILLE NATIONAL CORP
filed 1995-03-29
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-K
(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994.

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  _______________ to _______________ .

Commission file number 0-15237

                  HARLEYSVILLE NATIONAL CORPORATION
        (Exact name of registrant as specified in its charter)

         Pennsylvania                              23-2210237

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

 483 Main Street, Harleysville, Pennsylvania           19438
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (215) 256-8851

Securities registered pursuant to Section 12(b) of the Act:  N/A

                                         Name of each exchange
    Title of each class                   on which registered

        N/A                                       N/A

Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, $1.00 par value
                        Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X . No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

              $155,652,706 as of March 10, 1995

Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date.

              5,873,687 shares of Common Stock, $1 par value per share, were outstanding as of March 10, 1995.



                   DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held
April 11, 1995 are incorporated by reference into Part III of this report.

                    HARLEYSVILLE NATIONAL CORPORATION

                        INDEX TO FORM 10-K REPORT


PAGE

I.    PART I.

      Item 1.   Business. . . . . . . . . . . . . . . . . . 4
      Item 2.   Properties. . . . . . . . . . . . . . . . .16
      Item 3.   Legal Proceedings . . . . . . . . . . . . .17
      Item 4.   Submission of Matters to a Vote of
                 Security Holders . . . . . . . . . . . . .17

II.   PART II.

      Item 5.   Market for Registrant's Common Stock and
                 Related Shareholder Matters. . . . . . . .18
      Item 6.   Selected Financial Data . . . . . . . . . .18
      Item 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations . . . . . . . . . . . . . . . .18
      Item 8.   Financial Statements and Supplementary
                 Data . . . . . . . . . . . . . . . . . . .18
      Item 9.   Changes in and Disagreements with Accoun-
                 tants on Accounting and Financial
                 Disclosure . . . . . . . . . . . . . . . .18
III.  PART III.

      Item 10.  Directors and Executive Officers of the
                 Registrant . . . . . . . . . . . . . . . .19
      Item 11.  Executive Compensation. . . . . . . . . . .20
      Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management. . . . . . . . . . .20
      Item 13.  Certain Relationships and Related
                 Transactions . . . . . . . . . . . . . . .20

IV.   PART IV.

      Item 14.  Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K. . . . . . . . . .21

      Signatures  . . . . . . . . . . . . . . . . . . . . .23

                                 PART I

Item 1.  Business.

History and Business:

     Harleysville National Corporation ("Company"), a Pennsylvania business corporation, was incorporated in June
1982. On January 1, 1983, the Company acquired all of the outstanding common stock of Harleysville National Bank and Trust Company ("Harleysville") at which time Harleysville became a wholly-owned subsidiary of the Company. On February
13, 1991, the Company acquired all of the outstanding common stock of The Citizens National Bank of Lansford ("Citizens"). On June 1, 1992, the Company acquired all of the outstanding stock of Summit Hill Trust Company ("Summit Hill"). On
September 25, 1992, Summit Hill merged into Citizens and is now operating as a branch office of Citizens. On July 1, 1994 the Company acquired all of the outstanding stock of Security National Bank ("Security"). The Company is a three-bank holding company providing financial services through its Bank subsidiaries. Since commencing operations, the Company's business has consisted primarily of managing Harleysville, Citizens and Security (collectively the
"Banks"), and its principal source of income has been dividends paid by the Banks. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As of December 31, 1994, the Company had total consolidated assets, deposits and shareholders' equity of $799,778,484, $688,577,599 and $66,575,382 respectively.

      Harleysville, which was established in 1909, Citizens, which was established in 1903, and Security, which was established in 1988, are national banking associations under the supervision of the Comptroller of the Currency of the United States of America. The Company's and Harleysville's legal headquarters is located at 483 Main Street, Harleysville, Pennsylvania 19438. Citizens' legal headquarters is located at 13-15 West Ridge Street, Lansford, Pennsylvania 18232. Security's legal headquarters is located at One Security Plaza, Pottstown, Pennsylvania 19464.

      The Banks engage in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal trust services. Their deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent provided by law.

      The Banks enjoy a stable base of core deposits and are leading community banks in their service areas. The Banks believe they have gained their position as a result of a customer oriented philosophy and a strong commitment to service. Senior management has made the development of a sales orientation throughout the Banks one of their highest priorities and emphasizes this objective with extensive training and sales incentive programs that the Company believes are unusual for community banks. The Banks maintain close contact with the local business community to monitor commercial lending needs and believes they respond to customer requests quickly and with flexibility. Management believes these competitive strengths are reflected in the Company's results of operations.

      The Banks have nineteen (19) offices located in Montgomery, Bucks and Carbon Counties, ten of which are owned by the Banks and nine of which are leased from third parties.

      As of December 31, 1994, the Company and the Banks employed approximately 318 full-time and full-time equivalent persons. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition:

      The Banks compete actively with branch offices of other Philadelphia area and Carbon County commercial banks, many larger than the Banks, as well as with financial and non-financial institutions headquartered elsewhere. The Banks are generally competitive with all institutions in their service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. At December 31, 1994, Harleysville's legal lending limit to a single customer was $8,125,000 and Citizens' and Security's legal lending limit to a single customer were $1,695,000 and $535,000, respectively. Many of the institutions with which the Banks compete are able to lend significantly more than these amounts to a single customer.

Supervision and Regulation - The Registrant:

      The Registrant is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act), and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires the Registrant to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank. The Bank Holding Company Act prohibits acquisition by the Registrant of more than five percent (5%) of the voting shares of, or interest in, all or substantially all of the assets of, any bank located outside Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such a bank is located.

      A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

      Federal law also prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or bank holding company or to vote twenty-five percent (25%) or more of any class of voting securities.

      Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

Permitted Activities:

      The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be proper incident thereto. Other than making an equity investment in a low to moderate income housing limited partnership, the Registrant does not at this time engage in any other permissible activities, nor does the Registrant have any current plans to engage in any other permissible activities in the foreseeable future.

     While the types of permissible activities are subject to change by the Federal Reserve Board, the principal activities that presently may be conducted by a bank holding company and may in the future be engaged by the Registrant are:

     1. Making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others, such as would be made by the following types of companies: consumer finance, credit card, mortgage commercial finance and factoring.

     2. Operating as an industrial bank, Morris Plan or industrial loan company in the manner authorized by state law so long as the institution does not both accept demand deposits and make commercial loans.

     3. Operating as a trust company in the manner authorized by federal or state law so long as the institution does not make certain types of loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board.

     4. Subject to certain limitations, acting as an investment or financial advisor to investment companies and other persons.

     5. Leasing personal and real property or acting as agent, broker, or advisor in leasing property, provided that it is reasonably anticipated that the transaction will compensate the lessor for not less than the lessor's full investment in the property.

      6.   Making equity and debt investments in
corporations or projects designed primarily to promote community welfare.

      7. Providing to others financially oriented data processing or bookkeeping services.

      8. Subject to certain limitations, acting as an insurance agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit by the bank holding company system.

      9. Subject to certain limitations, acting as underwriter for credit life insurance and credit accident and health insurance that is directly related to extensions of credit by the bank holding company system.

      10.  Providing courier services of a limited
character.

      11. Subject to certain limitation, providing management consulting advice to nonaffiliated banks and nonbank depository institutions.

      12. Selling money orders having a face value of $1,000 or less, travelers' checks and United States savings bonds.

      13.  Performing appraisals of real estate.

      14. Subject to certain conditions, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control and risk of such a real estate project to one or more investors.

      15. Providing securities brokerage services, related securities credit activities pursuant to Federal Reserve
Board Regulation T and incidental activities such as offering custodial services, individual retirement accounts and cash management services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing or investment advice or research services.

      16. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions and other obligations such as bankers' acceptances and certificates of deposits.

      17. Subject to certain limitations, providing by any means, general information and statistical forecasting with respect to foreign exchange markets; advisory services designed to assist customers in monitoring, evaluating and managing their foreign exchange exposures; and certain transactional services with respect to foreign exchange.

      18. Subject to certain limitations, acting as a futures commission merchant in the execution and clearance on major commodity exchanges of futures contracts and options on futures contracts for bullion, foreign exchange, government securities certificates of deposit and other money market instruments.

      19. Performing personal property appraisals that require expertise regarding all types of personal and business property, including intangible property such as corporate securities.

      20. Subject to certain limitations, providing commodity trading and futures commission merchant advice.

      21. Providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments.

      22. Providing tax planning and preparation advice such as strategies designed to minimize tax liabilities and includes, for individuals, analysis of the tax implications of retirement plans, estate planning and family trusts. For corporations, tax planning includes the analysis of the tax implications of mergers and acquisitions, portfolio mix, specific investments, previous tax payments and year-end tax planning. Tax preparation involves the preparation of tax forms and advice concerning liability based on records and receipts supplied by the client.

      23. Providing check guaranty services to subscribing merchants.

      24. Subject to certain limitations, operating a collection agency and credit bureau.

      25. Acquiring and operating thrift institutions, including savings and loan associations, building and loan associations and FDIC-insured savings banks.

Certain Provisions of Pennsylvania Banking Law:

     Under the Pennsylvania Banking Code of 1965 as amended (the "Code"), the Registrant has been permitted since March 4, 1990 to control an unlimited number of banks. However, the Registrant would be required under the Bank Holding Company
Act to obtain the prior approval of the Federal Reserve
Board before it could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than the bank, if, after such acquisition, it would own or control more than five percent (5%) of the voting shares of such bank. The Bank
Holding Company Act does not permit the Federal Reserve Board to approve the acquisition by the Registrant or any subsidiary of any voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside the Commonwealth of Pennsylvania, unless the acquisition is specifically authorized by the laws of the state in which the bank is located.

     Also since March 4, 1990, the Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Currently, the state banking statutes in Alaska, Delaware, Idaho, Indiana, Kentucky,
Maine, Maryland, Michigan, New Jersey, Ohio, New York,
Oregon, Rhode Island, Utah, Vermont, Washington, West
Virginia and Wyoming authorize interstate ownership of banks and bank holding companies in each of those states and Pennsylvania. Other states are also considering legislation to authorize reciprocal interstate banking. Also Congress has passed interstate banking legislation that will accelerate the authorization for interstate banking after its effective date (see below).

Legislation and Regulatory Changes:

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Registrant and its subsidiary. Certain changes of potential significance to the Registrant which have been enacted recently and others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.


      On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act"). The legislation permits interstate banking twelve months after its enactment into law. Bank holding companies, pursuant to an amendment to the Bank Holding Company Act, can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10% of the deposits in the United States, or 30% of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks is permitted after three years from the enactment of the Interstate Banking and Branching Act, if the bank is adequately capitalized and demonstrates good management. Branch merging will be permitted earlier if a state undertakes to enact a law which allows it and states may also enact a law to permit banks to branch de novo. The Interstate Banking and Branching Act also amends the International Banking Act to allow a foreign bank to establish and operate a federal branch or agency upon approval of the appropriate federal and state banking regulator. As a national bank, the Bank currently can relocate its main office across state lines by utilizing a provision in the National Bank Act which permits such relocation to a location not more than thirty miles from its existing main office. In effect, a national bank can thereby move across state lines as long as the relocation does not exceed thirty miles and also retain as branches the offices located in the original state.

      On September 23, 1994 President Clinton signed into law the Community Development/Regulatory Relief Bill (the "CDRR Bill") which took effect on January 1, 1995. The CDRR Bill provides $382 million over a four year period to fund community development projects in low-and moderate-income neighborhoods through banks and community development financial institutions.


      The Federal Reserve Board, the FDIC, and the Comptroller of the Currency ("Comptroller") have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8.0% (of which at least
4.0% must be in the form of common stockholders' equity).
Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of the Registrant's consolidated assets, it is not expected that such risk-based capital rules will have a material effect on the Registrant's business and capital plans. The Banks have capital ratios exceeding the regulatory requirements. See also, page 44 of Registrant's 1994 Annual Report, which is incorporated by reference herein, for information concerning the Registrant's capital ratios.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 or ("FIRREA") was enacted on August 19, 1989. This law was enacted primarily to improve the supervision of savings associations by strengthening capital, accounting and other supervisory standards. In addition, FIRREA reorganizes the FDIC by creating two deposit insurance funds to be administered by the FDIC - the Savings Association Insurance Fund and the Bankers Insurance Fund. The Banks' deposits are insured under the Bank Insurance Fund. Customers' deposits held by the Bank are insured under the Bank Insurance Fund. FIRREA also regulates real estate appraisal standards and the supervisory/enforcement powers and penalty provisions in connection with the regulation of the Bank.

Pending Legislation:

     Various congressional bills and other proposals have proposed a sweeping overhaul of the banking system, including provisions for: limitations on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing the restrictions on bank underwriting activities; tightening the regulation of bank derivatives activities; allowing commercial enterprises to own banks; and permitting bank holding companies to own affiliates that engage in securities, mutual funds and insurance activities. Set forth below are some of the proposals advanced by the federal banking agencies.


     In November, 1993, the federal banking agencies published jointly a proposed rule regarding certain standards of safety and soundness for depository institutions and their holding companies. These standards include a ratio of classified assets to capital, minimum earnings, compensation standards for directors, officers and employees and, to the extent possible, a minimum ratio of market value to book value for publicly traded securities of such institutions and their respective holding companies.
No further action has been taken as of the date of this Prospectus on these proposed safety and soundness standards.

     In December, 1993, the federal banking agencies published jointly a proposed rule that would replace the 12
Assessment Factors contained in the current Community
Reinvestment Act regulations with a performance based evaluation system. If the proposed rule is adopted, compliance may require certain revisions to the Bank's operating procedures and impose additional cost which cannot be accurately assessed at this time.

     Management has no way of anticipating whether any of these measures will be enacted or if enacted, their impact on the Company's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company's and the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business.

Effects of Inflation:

    Inflation has some impact on the Company's and the Bank's operating costs. Unlike many industrial companies, however, substantially all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company's and the Bank's performance than the general level of inflation.
Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Effect of Government Monetary Policies:

     The earnings of the Registrant are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

     The Bank is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Company and the Bank cannot be predicted.

Environmental Regulations:

     There are several federal and state statutes which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the Bank. Currently, neither the Company nor the Bank is a party to any pending legal proceeding pursuant to any environmental statute, nor is the Company and the Bank aware of any circumstances which may give rise to liability under any such statute.

Supervision and Regulation - Banks:

     The operations of the Banks are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal
Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance corporation. The Banks operations are also subject to regulations of the Comptroller of the Currency (Comptroller), the Federal
Reserve Board and the FDIC. The primary supervisory authority of the Banks is the Comptroller, who regularly examines the Banks. The Comptroller has authority to prevent a national banks from engaging in unsafe or unsound practices in conducting its business.

     Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the maximum interest rates a bank may pay on deposits, the activities of a bank with respect to mergers and consolidations and the establishment of branches. Under Pennsylvania law, the Bank may establish or acquire branch offices, subject to certain limitations, in any county of the state. National bank branches, however may be established within the permitted area only after approval by the Comptroller. The Comptroller is required to grant approval only if it finds that there is a need for banking services or facilities such as are contemplated by the proposed branch. The Comptroller may disapprove the application if the bank does not have the capital and surplus deemed necessary by the Comptroller.

     As a subsidiary bank of a bank holding company, the Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, or investments in the stock or other securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

FDIC:

     Under the Federal Deposit Insurance Act, the
Comptroller possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law.
Moreover, the Financial Institutions Regulatory and Interest
Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may require control of a bank unless the appropriate federal supervisory agency has been given sixty (60) days prior written notice and within that time has not disapproved the acquisition or otherwise extended the period for disapproval. Control for purposes of FIRA, means the power, directly or indirectly, to direct the management of policies or to vote twenty-five percent(25%) or more of any class of outstanding stock of a financial institution or its respective holding company. A person or group holding revocable proxies to vote twenty-five percent (25%) or more of the outstanding common stock of a financial institution or holding company such as the Company, would presumably be deemed to control the institution for purposes of FIRA.

Garn-St Germain:

     The Garn-St Germain Depository Institutions Act of 1982 ("1982") removed certain restrictions on a bank's lending powers and liberalized its depository capabilities. The 1982 Act also amended FIRA (see above) by eliminating the statutory limits on lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. The 1982 Act, however, also tightened FIRA provisions respecting management interlocks and correspondent bank relationships involving a bank's management personnel.

CRA:

     Under the Community Reinvestment Act of 1977, as amended ("CRA"), the Comptroller is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the Comptroller make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating ("outstanding", "satisfactory", "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. These ratings are publicly disclosed.

BSA:

     Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

CEBA:

     An omnibus federal banking bill, known as the Competitive Equality Banking Act ("CEBA"), was signed into law in August of 1987. Included in the legislation were measures: (1) imposing certain restrictions on transactions between banks and their affiliates; (2) expanding the powers available to Federal bank regulators in assisting failed and failing banks; (3) limiting the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and (4) requiring that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan. The Bank does not believe that this legislation will have a material adverse effect on its anticipated operations or its competitive position.

FDICIA:

     Capital Categories:  On December 19, 1991, the Federal
Deposit Insurance Corporation Improvement Act of 1991
("FDICIA") became law. Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).

                             Total      Tier 1              Under a
                             Risk-      Risk-    Tier 1     Capital
                             Based      Based    Leverage   Order or
                             Ratio      Ratio    Ratio      Directive

CAPITAL CATEGORY
Well capitalized             >10.0      >6.0     >5.0          NO
Adequately capitalized       > 8.0      >4.0     >4.0*
Undercapitalized             < 8.0      <4.0     <4.0*
Sign Undercapitalized        < 6.0      <3.0     <3.0
Critically Undercapitalized                      <2.0

*3.0 for those banks having the highest available regulatory rating.

     Prompt Corrective Action: In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: (1) the institution of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

     Operational Controls: Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

     Examinations and Audits: Annual full-scope, on site regulatory examinations are required for all the FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every eighteen (18) months. Banks with total assets of $500 million or more, as of the beginning of fiscal year 1993, are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of such bank are required to attest to the accuracy of management's report. The accountants also are required to monitor management's compliance with governing laws and regulations. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank's supervising government banking agencies. These accounting and reporting reforms do not apply to an institution such as the Bank with total assets at the beginning of its fiscal year of less than $500 million, such as Citizens and Security.

     Real Estate Loans: FDICIA also requires that banking agencies reintroduce loan-to-value ("LTV") ratio regulations which were previously repealed by the 1982 Act. LTV's limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage, set by regulation, of the value of the real estate.

     Truth-In-Savings: A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, the Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. The operational cost of complying with the Truth-In-Savings law had no material impact on liquidity, capital resources or reported results of operations.

      While the overall impact of fully implementing all provisions of the FDICIA cannot be accurately calculated, Management believes that full implementation of the FDICIA had no material impact on liquidity, capital resources or reported results of operation in future periods.

     Other: From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restriction on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Banks' business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

Statistical Data:

     The information for this Item is incorporated by reference to pages 33 through 46 of the Company's Annual
Report to Shareholders for the year ended December 31, 1994, which is included as Exhibit (13) to this Form 10-K Report.

Item 2.  Properties:

     The principal executive offices of the Company and of Harleysville are located in Harleysville, Pennsylvania in a two-story office building owned by Harleysville which was built in 1929. Harleysville also owns the buildings in which eight of its branches are located and leases space for the other seven branches from unaffiliated third parties under leases expiring at various times through 2012. The principal executive offices of Citizens are located in Lansford, Pennsylvania in a two-story office building owned by Citizens. Citizens also owns the building where the Summit Hill branch is located. The principal executive offices of Security are located in Pottstown, Pennsylvania in a building leased by Security.
Security also leases its branch, which is also located in Pottstown.


     Office              Office Location          Owned/Leased
     ------              ---------------          ------------
     Harleysville        483 Main Street          Owned
                         Harleysville Pa

     Skippack            Route 73                 Owned
                         Skippack Pa

     Limerick            Ridge Pike               Owned
                         Limerick Pa

     North Penn          Welsh & North Wales Rd   Owned
                         North Wales Pa

     Gilbertsville       Gilbertsville Shopping   Leased
                         Gilbertsville Pa

     Hatfield            Snyder Square            Leased
                         Hatfield Pa

     North Broad         North Broad Street       Owned
                         Lansdale Pa

     Marketplace         Marketplace Shopping     Leased
                         Lansdale Pa

     Normandy Farms      Morris Road              Leased
                         Blue Bell Pa

     Horsham             Babylon Business Center  Leased
                         Horsham Pa

     Meadowood           Route 73                 Leased
                         Worcester Pa

     Collegeville        364 Main Street          Owned
                         Collegeville Pa

     Sellersville        209 North Main St        Owned
                         Sellersville Pa

     Trainers Corner     Trainers Corner Center   Leased
                         Quakertown Pa

     Quakertown Main     224 West Broad St        Owned
                         Quakertown PA

     Citizens            13-15 West Ridge Street  Owned
                         Lansford PA

     Summit Hill         2 East Ludlow Street     Owned
                         Summit Hill PA

     Pottstown           One Security Plaza       Leased
                         Pottstown PA

     Pottstown           1450 East High Street    Leased
                         Pottstown PA

     All of the above properties are in good condition and are adequate for the Registrant's and the Banks' purposes.

Item 3.  Legal Proceedings:

     Management, based on consultation with the Company's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Company. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Company and its subsidiaries - Harleysville National Bank and Trust Company, The Citizens National Bank of Lansford and Security National Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and the Banks by government authorities.

Item 4.  Submission of Matters to a Vote of Security Holders:

     No matter was submitted during the fourth quarter of 1994 to a vote of holders of the Company's Common Stock.

                                 PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters:

     The information for this Item is incorporated by reference to pages 18 and 28 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which is included as Exhibit (13) to this Form 10-K Report.


Item 6.  Selected Financial Data:

     The information for this Item is incorporated by reference to pages 33 and 46 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which is included as Exhibit (13) to this Form 10-K Report.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

     The information for this Item is incorporated by reference to pages 33 through 45 of the Company's Annual
Report to Shareholders for the year ended December 31, 1994, which is included as Exhibit (13) to this Form 10-K Report.


Item 8.  Financial Statements and Supplementary Data:

     The information for this Item is incorporated by reference to pages 18 through 32 of the Company's Annual
Report to Shareholders for the year ended December 31, 1994, which is included as Exhibit (13) to this Form 10-K Report.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure:

     None.

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant:

     The information for this Item with respect to the Company's directors is incorporated by reference to pages 3 through 7 of the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held
April 11, 1995.

Executive Officers of Registrant
--------------------------------
     Name               Age                 Position
     ----               ---                 --------
Walter E. Daller, Jr.    55       President and Chief Executive Officer
                                  of the Company and of Harleysville

James W. Hamilton        48       Senior Vice President and
                                  Senior Trust Officer of Harleysville

Demetra M. Takes         44       Executive Vice President
                                  and Chief Operating Officer of Harleysville

Frank J. Lochetto        47       Senior Vice President and
                                  Senior Lending Officer of Harleysville

Vernon L. Hunsberger     46       Treasurer of the Company,
                                  Senior Vice President/CFO and Cashier of
                                  Harleysville

Fred C. Reim, Jr.        51       Senior Vice President of Harleysville
                                  since August 1993; Senior Vice President of First Valley Bank from December 1990 to
                                  August 1993; Executive Vice President of
                                  Liberty Bank from June 1990 to December
                                  1990; Senior Vice President of NatWest NJ from April 1986 to June 1990

Henry R. Gehman          59       Vice President of Harleysville

Pamela L. Hartenstine    46       Secretary of the Company

Dennis L. Detwiler       47       Vice President of Harleysville

Bruce D. Fellman         48       Vice President of Harleysville

Thomas L. Spence         48       Vice President of Harleysville

Robert L. Reilly         45       Vice President of Harleysville

David R. Crews           44       Vice President of Harleysville

Larry E. Nolt            49       Vice President and Trust Officer of
                                  Harleysville since July 1993; Trust
                                  Officer of Harleysville from August
                                  1991 to July 1993; Trust Officer of
                                  Union National Bank of Souderton for 4
                                  years prior thereto

Name                    Age                 Position
----                    ---                 --------
Mikkayla W. Walton      39        Vice President of Loan Administration of
                                  Harleysville since July 1994; Vice
                                  President of Security National Bank
                                  September 1991 to June 1994; Assistant
                                  Vice President of Mellon Bank January
                                  1990 to August 1991

Gregg J. Wagner          34       Vice President and Comptroller of
                                  Harleysville National Bank since December
                                  1994; Senior Vice President of Security
                                  National Bank March 1992 to November 1994;
                                  Vice President and Comptroller of Bryn Mawr
                                  Trust Company December 1989 to February
                                  1992

Thomas D. Oleksa         41       President and Chief Executive Officer
                                  of Citizens

Martha A. Rex            46       Vice President and Cashier of Citizens

Maurice Infante          55       Vice President of Consumer Lending of
                                  Citizens since April 1994; Assistant Vice
                                  President of Consumer Lending of Citizens
                                  December 1991 to March 1994; Vice President of Home Savings Association of Pennsylvania
                                  January 1988 to November 1991

Raymond H. Melcher       43       President and Chief Executive Officer
                                  of Security since November 1994; Executive
                                  Vice President, Chief Operating Officer of
                                  Hi-Tech Connections 1990 to 1994; Executive
                                  Vice President of Keystone Financial 1988
                                  to 1990

Item 11.  Executive Compensation:

     The information for this Item is incorporated by reference to pages 7 through 13 of the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 11, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

     The information for this Item is incorporated by reference to pages 3 through 5 of the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 11, 1995.


Item 13.  Certain Relationships and Related Transactions:

     The information for this Item is incorporated by reference to page 16 of the Company's Definitive Proxy
Statement relating to the Annual Meeting of Shareholders to be held April 11, 1995.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits
      Filed:

     (1)  Consolidated Financial Statements                      Page

     Harleysville National Corporation and Subsidiary:
       Consolidated Balance Sheets as of
          December 31, 1994 and 1993                               19*
       Consolidated Statements of Income for the
          Years Ended December 31, 1994, 1993
          and 1992                                                 20*
       Consolidated Statements of Cash Flows
          for the Years Ended December 31, 1994,
          1993 and 1992                                            21*
       Consolidated Statements of Shareholders'
          Equity for the Years Ended
          December 31, 1994, 1993 and 1992                         22*
       Notes to Consolidated Financial Statements                 23-32*
       Independent Auditors' Report                                18*

     (2)  Financial Statement Schedules                            31*

     All other schedules are omitted since they are not required, not applicable or the information is included in the consolidated financial statements or notes thereto.







-------------------------------------------------------------------
     *Refers to the respective page of Harleysville National
Corporation's 1994 Annual Report to Shareholders.  The
Consolidated Financial Statements and Notes to Consolidated
Financial Statements and Auditor's Report thereon on pages
18 to 32 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and in Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (3)  Exhibits


Exhibit No.    Description of Exhibits
----------     -----------------------
3(i)(A)        Articles of incorporation as amended were previously
               filed with the Commission on December 12, 1991 as Exhibit
               3A to registration statement 33-37711 and is hereby incorporated by reference

3(i)(B) Articles of Incorporation as amended on April 22, 1994 were previously filed with the Commission in the Form 10-Q for quarter ended June 30, 1994 and is hereby incorporated by reference

3(ii)(A) Amended By-laws of the Registrant were previously filed with the Commission on November 9, 1990 as Exhibit 3B to registration statement 33-37711 and is hereby incorporated by reference

3(ii)(B) Re-amended By-laws of the Registrant were previously filed with the Commission on March 29, 1991 as
               Exhibit 3C to the Form 10-K and is hereby incorporated by reference

   (13) 1994 Annual Report to Shareholders (this document is filed only to the extent of pages 18 through 46 which are incorporated by reference herein.)

   (21)        Subsidiaries of Registrant

   (23)        Consent of KPMG Peat Marwick LLP Independent Certified
               Public Accountants




(b)  Reports on Form 8-K

     During the quarter ended December 31, 1994, the Registrant did not file any reports on Form 8-K.

                              SIGNATURES:

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HARLEYSVILLE NATIONAL CORPORATION



Date: March 22, 1995                By: /s/ Walter E. Daller, Jr.
                                         Walter E. Daller, Jr.
                                         President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signatures                   Title                   Date
 ----------                   -----                   ----

/s/ John W. Clemens          Director                 March 22, 1995
John W. Clemens




/s/ Walter E. Daller, Jr.    President, Chief         March 22, 1995
Walter E. Daller, Jr.        Executive Officer
                             and Director (Princi-
                             pal Executive Officer)



/s/ Martin E. Fossler        Director                 March 22, 1995
Martin E. Fossler




/s/ Harold A. Herr           Director                 March 22, 1995
Harold A. Herr




/s/ Vernon L. Hunsberger     Treasurer (Princi-       March 22, 1995
Vernon L. Hunsberger         pal Financial and
                             Accounting Officer)

Signatures                    Title                   Date
----------                    -----                   ----


/s/ Howard E. Kalis, III    Director                 March 22, 1995
Howard E. Kalis, III




                            Director                 March, 1995
Richard M. Markley




/s/ Bradford W. Mitchell    Director                 March 22, 1995
Bradford W. Mitchell




/s/ Walter F. Vilsmeier     Director                 March 22, 1995
Walter F. Vilsmeier




/s/ William M. Yocum        Director                 March 22, 1995
William M. Yocum

                         EXHIBIT INDEX:


(13) 1994 Annual Report to Shareholders (this document is filed only to the extent of pages 18 through 46 which are incorporated by reference herein)

(21)       Subsidiaries of Registrant

(23)       Consent of KPMG Peat Marwick LLP Independent
           Certified Public Accountants