Form 10-Q
period 1995-03-31
HARLEYSVILLE NATIONAL CORP
filed 1995-05-15
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995.

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________.

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


            APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,873,687 shares of Common Stock, $1.00 par value, outstanding on April 30, 1995.

              HARLEYSVILLE NATIONAL CORPORATION

                  INDEX TO FORM 10-Q REPORT

                                                               PAGE


Part I.  Financial Information

     Consolidated Balance Sheets - March 31, 1995 and
         December 31, 1994                                        3

     Consolidated Statements of Income - Three Months Ended
         March 31, 1995 and 1994                                  4

     Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1995 and 1994                            5

     Notes to Consolidated Financial Statements                   6

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      7


Part II.  Other Information                                      13


      Signatures                                                 14

                PART 1. FINANCIAL INFORMATION
       HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                     March 31,1995  December 31, 1994
                                    --------------  -----------------
ASSETS
Cash and due from banks               $29,341,631   $35,390,357
Interest-bearing deposits in banks        286,525       205,719
Commercial paper                        3,012,901         -
Securities available for sale
 (amortized cost $98,825,188 and
  $107,307,249, respectively)          96,699,175   102,211,333
Investment securities
 (fair value $92,359,290 and
  $79,896,560, respectively)           93,224,246    82,867,003
Loans                                 586,796,260   578,063,239
Less: Unearned income                  (9,826,491)   (9,804,357)
      Allowance for loan losses        (8,342,740)   (7,934,385)
                                      -----------   -----------
         Net loans                    568,627,029   560,324,497
                                      -----------   -----------
Bank premises and equipment, net        9,493,564     8,794,530
Accrued income receivable               5,412,771     4,726,117
Other real estate owned                 1,065,694     1,242,887
Intangible assets, net                  2,226,215     2,315,000
Other assets                            2,361,027     1,701,041
                                     ------------  ------------
      Total assets                   $811,750,778  $799,778,484
                                     ============  ============
LIABILITIES AND SHAREHOLDER' EQUITY
Deposits:
  Noninterest-bearing                $103,249,076  $110,502,583
  Interest-bearing                     80,140,952    83,828,901
  Now accounts                        158,856,215   162,219,289
  Money market accounts                84,658,634    88,200,527
  Time under $100,000                 245,045,489   224,598,588
  Time $100,000 or greater             25,539,701    19,227,711
                                      -----------   -----------
    Total deposits                    697,490,067   688,577,599
Accrued interest payable                8,522,181     8,058,926
U.S. Treasury demand notes              1,262,404     2,392,975
Federal funds purchased                      -       12,716,000
Federal Home Loan Bank (FHLB)
   borrowings                          14,200,000     5,000,000
Securities sold under agreements       15,935,869    15,212,755
Other liabilities                       3,642,301     1,244,847
                                      -----------   -----------
      Total liabilities               741,052,822   733,203,102
Shareholders' Equity :

Series preferred stock,par value $1
 per share; authorized 3,000,000
 shares, none issued                          -            -
Common stock, par value $1 per
 share; authorized 30,000,000 shares;
 issued and outstanding 5,873,687
 shares in 1995 and 5,753,294 shares     5,873,687    5,753,294
 in 1994
Surplus                                 27,486,779   24,415,932
Undivided profits                       38,719,398   39,718,501
Net unrealized losses on securities
available for sale, net of taxes        (1,381,908)  (3,312,345)
                                      ------------   ----------
   Total shareholders' equity           70,697,956   66,575,382
                                      ------------  -----------
   Total liabilities and share-
    holders' equity                   $811,750,778  $799,778,484
                                      ============  ============

          HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                              Three months Ended
                                                    March 31,
                                          -------------------------
                                               1995          1994
INTEREST INCOME
Loans, including fees                     $11,784,090    $9,029,955
Lease financing                               759,145       626,041
Commercial paper                               12,435          -
Investment securities:
  Taxable                                   2,128,947     2,216,312
  Exempt from federal taxes                   611,128       636,223
Federal funds sold                              8,895        93,742
Deposits in banks                               4,937        30,376
                                           ----------    ----------
   Total interest income                   15,309,577    12,632,649

INTEREST EXPENSE
Savings deposits                            2,324,731     2,089,762
Time Under $100,000                         2,929,532     2,359,055
Time 100,000 or greater                       300,954        96,513
Borrowed funds                                538,919        13,548
                                            ---------     ---------
   Total interest expense                   6,094,136     4,558,878
                                            ---------     ---------
   Net interest income                      9,215,441     8,073,771
Provision for loan losses                     532,500       534,326
                                            ---------     ---------
Net interest income after provision for     8,682,941     7,539,445
  loan losses

OTHER OPERATING INCOME
Service charges                               544,210       570,409
Security gains (losses), net                 (143,649)       61,933
Trust income                                  229,453       191,114
Other income                                  254,788       249,817
                                             --------      --------
 Total other income                           884,802     1,073,273
                                             --------     ---------
 Net interest income after provision for
  loan losses and other income              9,567,743     8,612,718

OTHER OPERATING EXPENSES
Salaries, wages and employee benefits       2,937,827     2,283,587
Net occupancy                                 363,850       368,595
Furniture and equipment                       393,184       327,049
FDIC premium                                  385,739       377,416
Other expenses                              1,450,603     1,529,282
                                            ---------     ---------
  Total other expenses                      5,531,203     4,885,929
                                            ---------     ---------
  Income before income taxes                4,036,540     3,726,789
Income tax expense                          1,190,211     1,095,190
                                            ---------     ---------
Net income                                  2,846,329     2,631,599
                                            =========     =========
Weighted average number of common shares:
   Primary                                  5,859,323     5,901,484
   Fully diluted                            5,859,323     5,911,007
                                            =========     =========
Net income per share information:
   Primary                                 $     0.49    $     0.45
                                            =========     =========
   Fully diluted                           $     0.49    $     0.45
                                            =========     =========
Cash dividends per share                   $     0.18    $     0.13
                                            =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

       HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Three Months Ended March 31,
OPERATING ACTIVITIES:                            1995          1994
                                           -----------------------------
Net income                                   $ 2,846,329     $ 2,631,599
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Provision for loan losses                        532,500         534,326
Depreciation and amortization                    225,485         220,021
Net amortization of investment
  securities' discount/amortization              121,396         134,622
Net realized securities (gain) loss              143,649         (61,933)
Increase accrued income receivable              (686,654)       (963,350)
Increase accrued interest payable                921,005          79,633
Net increase in other assets                    (659,986)       (648,131)
Net increase in other liabilities                900,238       1,841,391
(Decrease) increase in unearned income            22,134      (1,125,582)
Decrease in intangible assets                     88,785         129,375
                                               ---------      ----------
  Net cash provided by operating activities    4,454,881       2,771,971
                                               ---------       ---------
INVESTING ACTIVITIES:
Purchase of commercial paper                  (3,012,901)           -
Proceeds from sales of securities available
   for sale                                    7,064,584       13,903,728
Proceeds - maturity or calls of investment
   securities                                  4,785,582        4,536,652
Proceeds - maturity or calls of securities
   available for sale                          1,318,512        6,318,270
Purchases of investment securities           (15,205,405)      (8,012,153)
Purchases of securities available for sale      (103,500)     (14,660,665)
Net decrease (increase) in short-term
   investments                                   (80,806)          87,366
Net increase in loans                         (8,945,916)     (10,447,842)
Net (increase) decrease in premises and
   equipment                                    (924,519)          95,046
Proceeds from sales of other real estate         265,943              -
                                             -----------       ----------
   Net cash used in investing activities     (14,838,426)      (8,179,598)
                                             -----------       ----------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits            8,912,468       (8,202,109)
Increase (decrease) in U.S. Treasury
    demand notes                              (1,130,571)          15,904
Increase (decrease) in Federal Funds
    purchased                                (12,716,000)         415,000
Increase in FHLB borrowings                    9,200,000              -
Increase in securities sold under agreement      723,114              -
Cash dividends and fractional shares          (1,057,264)        (726,981)
Dividend reinvestment                                (10)         165,989
Stock options                                    403,082              -
                                               ---------       ----------
   Net cash provided by financing activities   4,334,819       (8,332,197)
                                               ---------       ----------
Increase (decrease in cash                    (6,048,726)     (13,739,824)
Cash and cash equivalents at beginning of
    year                                      35,390,357       45,484,518
                                              ----------       ----------
Cash and cash equivalents at end of the
    first quarter                           $ 29,341,631     $ 31,744,694
                                             ===========      ===========
 Cash paid during the year for:
  Interest                                  $  5,238,736     $  4,566,388
                                             ===========       ==========
 Supplemental disclosure of noncash
  investing and financing activities:
   Transfer of assets from loans to
   foreclosed and repossessed property      $     88,750     $    589,956
                                             ===========      ===========
   Net unrealized gain (loss) on securities
   available for sale, net of taxes of
   ($744,105) and $32,481, respectively     $ (1,381,908)    $     59,987
                                             ===========      ===========

     HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens") and Security National Bank ("Security") - as of March 31, 1995, and the results of its operations for the three months ended March 31, 1995 and 1994 and changes in its consolidated financial position for the periods then ended. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's annual report.

The results of operations for the three month periods ended
March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Income tax expense is less than the amount calculated using the statutory tax rate primarily the result of tax exempt income earned from state and municipal securities and loans.

 Note 3 - On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No.114 ("SFAS No. 114"), "Accounting for Certain Investments in Debt and Equity Securities." The statement establishes accounting measurement, recognition, and reporting standards for impaired loans. SFAS 114 provides that a loan is impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms (both principal and interest). SFAS 114 requires that when a loan is impaired, impairment should be measured based on the present value of the expected cash flows, discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The value of the loan is adjusted through a valuation allowance created though a charge against income. Residential mortgages, consumer installment obligations and credit cards are excluded.

Note 4 - On December 2, 1993, the Corporation and Security National Bank of Pottstown ("Security") executed an Agreement and Plan of Reorganization and an Agreement and Plan of Merger, which agreements delineate the terms of the combination. The shareholders of Security approved the merger at a meeting of shareholders on April 28, 1994. For each share of Security common stock outstanding, 0.7483 shares of the Corporation's common stock were issued at the
closing on July 1, 1994.   As a result of the transaction,
211,456 new shares of Harleysville National Corporation, par value $1.00 per share, were issued pursuant to Registration Statement No. 33-76618 filed with the SEC and which was effective March 28, 1994. The Security merger was accounted for on a pooling-of-interests basis.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS:

     Consolidated net income for the first three months of 1995 was $2,846,000, an increase of $214,000, or 8.1%, over the first three months of 1994 net income of $2,632,000. Primary and fully diluted earnings per share for the first three months of 1994 were $0.49 compared to $0.45 for the first three months of 1994.

     For the three months ended March 31, 1995, the annualized return on average assets was 1.42%, compared to 1.40% for the same period of 1994, and the annualized return on average shareholders' equity was 16.46% for both periods.

     Net income is affected by five major elements: net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for future losses on loans; other operating income, which is made up primarily of certain fees and gains and losses from sales of securities; other operating expenses, which consist primarily of salaries and other operating expenses and income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES:

     Net interest income for the first three months of 1995 of $9,215,000 increased by $1,141,000, or 14.1%, over the first three months of 1994 net interest income of $8,074,000. As illustrated in the table below, the primary source of this increase was the result of increases to loan rates and volumes in the first quarter of 1995, compared to the same period in 1994.

     The rate-volume variance analysis set forth in the table on the next page, which is computed on a tax equivalent basis, analyzes changes in net interest income for the three months ended March 31, 1995 over March 31, 1994 by their rate and volume components.

                                   Three Months Ended March 31, 1995
                                       Over/ (Under) March 31,1994
                                 --------------------------------------
                                                     Caused by:
                                 Total Variance      Rate       Volume
Interest income:                 --------------------------------------
                                        (dollars in thousands)

   Securities *                  $(125)              $   283    $  (408)
   Money market assets             (98)                   96       (194)
   Loans  *                      2,887                   955      1,932
                                 -----                 -----      -----
      Total                      2,664                 1,334      1,330
                                 -----                 -----      -----
Interest expense:
   Savings deposits                235                   356       (121)
   Time deposits and certificates
     of deposit                    775                   450        325
   Other borrowings                525                    15        510
                                 -----                  ----       ----
      Total                      1,535                   821        714
                                 -----                  ----       ----
Net interest income            $ 1,129                $  513     $  616

      *Tax Equivalent  Basis     =====                 =====      =====

     Taxable-equivalent net interest income was $9,599,000 for the first three months of 1995, compared to $8,470,000 for the same period in 1994, a 13.3% or $1,129,000 increase. The overall favorable variance for the three months ended March 31, 1995 was due to both increased rates and volumes. Average interest-bearing assets increased to $772,678,000 at March 31, 1995 from $720,386,000 at March 31, 1994, a 7.3%
increase.   Net interest income also rose due to the change
in the mix of earning assets, as a portion of loan growth was funded by reductions in both lower yielding securities
and money market assets.   Loans accounted for 75% of
average interest-earning assets during the first quarter of
1995, compared to 68% in the first quarter of 1994.   The
increase in the loan portfolio was also funded by a rise in average other borrowings from $2,313,000 for the first quarter of 1994 to $34,807,000 for the first quarter of 1995. Other borrowings include Federal Funds purchased, Federal Home Loan Bank borrowings, securities sold under agreements to repurchase and U. S. Treasury Demand Notes. This growth included increases in average Federal Funds purchased, Federal Home Loan Bank borrowings, and securities sold under agreements to repurchase of $9,734,000,
$8,356,000 and $14,268,000, respectively.   Average deposit
accounts decreased $12,308,000 during this period primarily due to a reduction in Money Market Accounts. Nonperforming loans are included in the average balance yield calculations, but the nonperforming loans were insignificant and had no material effect on the results. Variances attributed to both rate and volume are included in the volume column.

NET INTEREST MARGIN:

     The net interest margin was 4.97% for the three month period ended March 31, 1995, a rise of .27% from the 4.70%
net interest margin for the first quarter 1994.   This
increase is the result of the Corporation effectively matching assets and liabilities through the rise in interest rates during the past year and maintaining a consistent percentage of earning assets to total assets.

PROVISION FOR LOAN LOSSES:

     The provision is based on management's analysis of the adequacy of the allowance for loan losses. In its evaluation, management considers past loan experience, overall characteristics of the loan portfolio, current economic conditions and other relevant factors. Based on the latest monthly evaluation of potential loan losses, management believes that the allowance is adequate to absorb known and inherent losses in the loan portfolio.
Ultimately, however, the adequacy of the allowance is largely dependent upon the economy, a factor beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods especially of economic trends worsen or certain borrowers' ability to repay declines. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

     The first quarter of 1995 provision for loan losses of $533,000 was slightly lower than the $534,000 provision recorded during the first quarter of 1994. Net charge offs were $124,000 for the three months ended March
31, 1995, compared with $60,000 for the three months ended
March 31, 1994. Included in the charge offs during the first quarter of 1995 were two mortgage loans in the amount of $53,000. The ratio of the allowance for loan losses to loans of 1.42% at March 31, 1995 increased from the December 31, 1994 ratio of 1.40% and the March 31, 1994 ratio of 1.28%.

ALLOWANCE FOR LOAN LOSSES:

     Transactions in the allowance for loan losses
are as follows:
                                    1995            1994

Balance, beginning of year      $7,934,000        $5,886,000
    Provision charged to
        operating expenses         533,000           534,000
    Loans charged off             (188,000)         (123,000)
    Recoveries                      64,000            63,000
                                ----------        ----------
Balance, March 31               $8,343,000        $6,360,000
                                 =========         =========

     The following table sets forth an allocation of the allowance for loan losses by loan category:
                                          March 31, 1995
                                          --------------
                                                       Percent
                                      Amount          of Loans
                                    ----------        --------
Commercial and industrial           $3,041,000            28%
Installment and other                  912,000            31%
Real estate                          1,104,000            34%
Lease financing                        115,000             7%
Unallocated                          3,171,000            N/A
                                    ----------           ----
                     Total          $8,343,000           100%
                                     =========           ====

     Non-performing assets (non-accruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.91% of total loans and net assets acquired in foreclosure at March 31, 1995 compared 0.97% at December 31, 1994 and 1.04.% at
March 31, 1994. The ratio of the allowance to non-performing assets was 155.8% at March 31, 1995 compared to 141.8% at December
31, 1994 and 122.3% at March 31, 1994.

     Non-accruing loans decreased $29,000 during the first quarter to a level of $2,429,000 from $2,458,000 as of December 31, 1994. Approximately $853,000, or 35.1%, of total non-accruing loans are attributable to two unrelated borrowers at March 31,1995. Efforts to liquidate or work-out individual accounts are proceeding as quickly as potential buyers can be located and legal restraints permit.

     Net assets in foreclosure totaled $1,075,000 as of March 31, 1995, a decrease of $194,000, or 15.3%, from the December 31, 1994 balance of $1,269,000. Sales of foreclosed properties during the first quarter of 1995 totaled $266,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly potential buyers can be located and legal constraints permit.

     As of March 31, 1995, there were four unrelated borrowers with troubled debt restructured loans totaling $1,850,000 compared with a balance of $1,868,000 as of December 31, 1994. All four customers were complying with the restructured terms as of March 31, 1995. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost
(lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of March 31, 1995, loans past due 90 days or more and still accruing interest were $8,079,000, compared to $2,145,000 as of December 31, 1994 and $1,049,000 as of
March 31, 1994.  The $8,079,000 loans past due 90 days at
March 31, 1995 included two unrelated commercial loans in the amounts of $5,000,000 and $2,000,000, respectively.
Subsequent to the close of the quarter, both of these borrowers paid current all interest and principal due.

               The following information concerns impaired loans as described in note 3:

      Impaired Loans:
           Restructured  Loans       $1,850,000
           Nonaccrual  Loans          1,736,000
                                     ----------
                                     $3,586,000
                                      =========
           Average impaired loans for the year:             $3,618,000

                                                             =========
           Impaired loans with specific loss allowances:    $3,586,000

                                                             =========
           Loss allowances reserved on impaired loans:      $  563,000
                                                             =========

           Income recognized on impaired loans during
              the first quarter of 1995                     $   40,000
                                                             =========
    The Bank's policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank does not recognize income on nonaccrual loans.

OTHER OPERATING INCOME:
                              Three Months Ended March 31,
                              ----------------------------
                                     1995         1994
                              ----------------------------
                                  (Dollars in thousands)

Service charges                    $  544       $  570
Securities gains (losses), net       (143)          62
Trust income                          229          191
Other income                          255          250
                                     ----        -----
Total other operating income       $  885       $1,073
                                     ====        =====
     Other operating income for the first three months of 1995 decreased by $188,000, or 17.5%, from the comparable period in 1994. This reduction in other income is principally the result of $143,000 in losses experienced by the sale of securities available for sale during the first quarter of 1995, compared to a gain of $62,000 recorded in the same period in 1994. The securities were sold to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from service charges on deposit
accounts decreased 4.6% in during the first quarter of 1995, compared to the same period in 1994. The decrease in service charges during 1995 is attributed to lower business service charges. The lower business service charges are a result of the increase in the earnings credit, resulting from the rise in interest rates, which is used to offset service charges.

     Income from the trust department increased $38,000, or 19.9%. This was primarily due to the Corporation's continuing emphasis on marketing the Trust Department's products and services. Other income grew 2.0% in the first quarter of 1995, from the same period in 1994.

OTHER OPERATING EXPENSES:
                                   Three Months Ended March 31,
                                   ----------------------------
                                   1995                   1994
                                   ----------------------------
                                     (Dollars in thousands)

Salaries                         $  2,050              $ 1,682
Employee benefits                     888                  602
Net occupancy expense                 364                  369
Equipment expense                     393                  327
FDIC premiums                         385                  377
Other expenses                      1,451                1,529
                                    -----                -----
Total other operating expenses   $  5,531              $ 4,886
                                    =====                =====

     Other operating expenses for the first quarter of 1995 increased $645,000, or 13.2%, from the same period in 1994.
The rise in operating expenses was largely due to the Corporation's growth which resulted in higher salary and employee benefits costs.

     Employee salaries increased by  $368,000, or 21.9%.
The increase reflects cost of living increases, merit increases and additional staff necessitated by current and planned future growth. Employee benefits grew $286,000, or 47.5%. This growth is primarily attributed to the increased cost of standardizing the pension and profit sharing plans for all subsidiaries. The rise in employee benefits is also directly related to the increase in salary expenses.

     Net occupancy expense decreased $5,000, or 1.4%. This decrease is related to a $30,000 reduction in snow removal costs in the first quarter of 1995, compared to the same period in 1994. Equipment expense increased by $66,000, or
20.2%.   The majority of this rise is due to maintenance and
equipment rental expenses associated with planned increased data processing capabilities.

     Federal Deposit Insurance Corporation (FDIC) premiums increased by $8,000, or 2.1%, as a result of an increase in the deposits of the Corporation.

     Other expenses decreased by $78,000, or 5.1%, over the same period in 1994. The reductions in other expense included a decrease in intangible asset expense of $41,000, a $16,000 decline in deferred compensation expense and insurance expenses were down $18,000.

INCOME TAXES:

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE SHEET ANALYSIS:

     Interest earning assets grew $16,672,000 to
$780,019,000 at March 31, 1995, from $763,347,000 at
December 31, 1994.   During the first three months of 1995
loans increased $8,733,000, commercial paper grew
$3,013,000, investment securities rose $10,357,000, interest bearing deposits in banks increased $81,000 and securities available for sale decreased $5,512,000.

     Total deposits rose $8,912,000 from $688,578,000 at December 1994 to $697,490,067 at March 31, 1995. Interest bearing deposits grew by $16,166,000 and non-interest deposits were lower by $7,254,000. Other borrowing decreased $3,923,000 during the first quarter.

CAPITAL:

     Capital formation is critical to the Corporation's well being and future growth. Capital for the period ending March 31, 1995 was $70,698,000, an increase of $4,123,000 over the end of 1994. The increase is primarily the result of the retention of the Corporation's earnings. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority which, if it were to be implemented, would have a material effect on the Corporation's capital.

     The Corporation's consolidated ratios at March 31, 1995 exceed all regulatory requirements. Federal regulators have adopted risk-based capital adequacy guidelines. The components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 Capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of
assets and off-balance-sheet financial instruments.   The
minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 1995, the Corporation's Tier 1 risk-adjusted capital ratio was 11.27%, and the total risk-adjusted capital ratio was 12.52%, both well above the regulatory requirements.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board (the "FRB") established a leverage ratio guideline as part of its risk-based capital adequacy guidelines.
The leverage ratio consists of Tier 1 divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality, high liquidity, good earnings, and in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given bank organization.
The Corporation's leverage ratios were 8.74% at March 31,
1995 and 8.59% at December 31, 1994.

     Existing minimum regulatory capital ratio requirements are 5.5% for primary capital and 6.0% for total capital. The primary capital ratio was 9.32% at March 31, 1995, compared with 8.96% at December 31, 1994. Due to the fact the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     The $.1800 per share cash dividend paid
during the first quarter of 1995 was 35% higher than the $.1333 per share cash dividend during the first quarter of 1994. Activity in both the Corporation's dividend reinvestment and stock options plans, did not have a material impact on capital during the first quarter of 1995.

LIQUIDITY:

     Liquidity is a measure of the ability of the Corporation to meet its needs and obligations on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Corporation arranges its mix of cash, money market investments, investment securities and loans, in order to match the volatility, seasonally, interest sensitivity and growth trends of its deposit funds. Federal Funds Sold averaged $573,000 during the first quarter of 1995 and securities available for sale averaged $96,903,000 during the first quarter of 1995, more than sufficient to match normal fluctuations in loan demand or deposit fund supplies. Backup sources of liquidity are provided by Federal Fund lines carried in the subsidiary banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia, of which Harleysville, Citizens and Security are members and from the Federal Home Loan Bank of Pittsburgh, of which Harleysville and Citizens are members.

     The FDIC has reported that it anticipates that the Bank Insurance Fund could reach its statutory reserve ratio requirement in 1995. Consequently, the FDIC has proposed a significant reduction of assessment rates. While such a reduction in Bank Insurance Fund assessment rates will result in lower deposit insurance premiums paid, there can be no assurance when, if ever, the FDIC will adopt its proposed assessment rates.

     There are currently a number of issues before Congress which may effect the Corporation. Management does not believe these issues will have a material effect on liquidity, capital resources or the results of operations.

     There are no known trends or and known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

                PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings:

     Management, based upon discussions with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the
Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries -
Harleysville National Bank and Trust Company, The
Citizens National Bank of Lansford and Security National
Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Banks by government authorities.

Item 2.   Change in Securities:

          Not applicable.

Item 3.   Defaults Upon Senior Securities:

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders:

          Not applicable.

Item 5.   Other Information:

          None.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:
                None.

          (b)  Reports on Form 8-K:
                None.

                           SIGNATURES:


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              HARLEYSVILLE NATIONAL CORPORATION



                                   /s/ Walter E.  Daller, Jr.
                              Walter E. Daller, Jr.,
President
                              and Chief Executive Officer
                              (Principal executive officer)



                              /s/Vernon L. Hunsberger
                              Vernon L. Hunsberger,
Treasurer
                              (Principal financial and
                                accounting officer)



Date:  May 11, 1995