Form 10-Q
period 1995-06-30
HARLEYSVILLE NATIONAL CORP
filed 1995-08-08
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995.

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________.

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


            APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,873,685 shares of Common Stock, $1.00 par value, outstanding on July 31, 1995.

              HARLEYSVILLE NATIONAL CORPORATION


                  INDEX TO FORM 10-Q REPORT

                                                                    PAGE


Part I.  Financial Information

     Consolidated Balance Sheets - June 30, 1995 and
        December 31, 1994                                             3

     Consolidated Statements of Income - Six Months Ended
         June 30, 1995 and 1994                                       4

     Consolidated Statements of Cash Flows - Six Months
       Ended June 30, 1995 and 1994                                   5

     Notes to Consolidated Financial Statements                       6

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           7


Part II.  Other Information                                          15


Signatures                                                           17

                 PART 1.  FINANCIAL INFORMATION
         HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                                                             June 30, 1995    December 31, 1994
                                                            ---------------   -----------------
Assets
------
Cash and due from banks                                         $35,872,592      $35,390,357
Federal Funds sold                                               27,100,000                -
Interest-bearing deposits in banks                                  322,477          205,719
Securities available for sale
 (amortized cost $94,034,684 and $107,307,249, respectively)     93,837,932      102,211,333
Investment securities
 (fair value $97,251,927 and $79,896,560, respectively)          96,124,526       82,867,003
Loans                                                           586,963,942      578,063,239
Less: Unearned income                                           (9,746,180)      (9,804,357)
         Allowance for loan losses                              (8,931,548)      (7,934,385)
                                                                -----------      ----------
             Net loans                                          568,286,214      560,324,497
                                                                -----------      -----------
Bank premises and equipment, net                                 10,198,274        8,794,530
Accrued income receivable                                         4,938,621        4,726,117
Other real estate owened                                            593,623        1,242,887
Intangible assets, net                                            2,137,430        2,315,000
Other assets                                                      1,991,427        1,701,041
                                                                -----------      -----------
         Total assets                                          $841,403,116     $799,778,484
                                                                ===========      ===========
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
   Noninterest-bearing                                         $116,535,878     $110,502,583
   Interest-bearing:
     Now accounts                                                79,503,438       83,828,901
     Money market accounts                                      141,858,976      162,219,289
     Savings                                                     85,813,752       88,200,527
     Time under $100,000                                        265,468,299      224,598,588
     Time $100,000 or greater                                    28,149,061       19,227,711
                                                                -----------      -----------
          Total deposits                                        717,329,404      688,577,599
Accrued interest payable                                          9,014,765        8,058,926
U.S. Treasury demand notes                                        2,158,365        2,392,975
Federal funds purchased                                                   -       12,716,000
Federal Home Loan Bank (FHLB) borrowings                         17,200,000        5,000,000
Securities sold under agreements to repurchase                   17,259,103       15,212,755
Other liabilities                                                 4,500,611        1,244,847
                                                                -----------      -----------
          Total liabilities                                     767,462,248      733,203,102
Shareholder's Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued                           -                -
    Common stock, par value $1 per share; authorized
     30,000,000 shares; issued and outstanding 5,873,685
     shares in 1995 and 5,753,294 shares in 1994                  5,873,685        5,753,294
    Surplus                                                      27,486,716       24,415,932
    Undivided profits                                            40,708,355       39,718,501
    Net unrealized losses on securities available for sale,       (127,888)      (3,312,345)
      net of taxes
                                                               ------------      -----------
          Total shareholders' equity                             73,940,868       66,575,382
                                                               ------------      -----------
          Total liabilities and shareholders' equity           $841,403,116     $799,778,484
                                                               ============     ============

<F1>
The accompanying notes are an integral part of these consolidated financial statements.

        HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                                                         Six months Ended         Three months Ended
                                                             June 30,                   June 30,
                                                      --------------------    -----------------------
                                                      1995       1994           1995       1994
Interest Income
---------------
Loans, including fees                             $24,099,551 $18,737,802   $12,315,461  $9,707,847
Lease financing                                     1,524,280   1,278,938       765,135     652,897
Commercial paper                                       29,534           -        17,099           -
Investment securities:
   Taxable                                          4,439,500   4,389,338     2,310,553   2,173,026
   Exempt from federal taxes                        1,208,055   1,244,716       596,927     608,493
Federal funds sold                                    140,578     158,961       131,683      65,219
Deposits in banks                                      10,735      60,112         5,798      29,736
                                                   ----------  ----------    ----------  ----------
      Total interest income                        31,452,233  25,869,867    16,142,656  13,237,218

Interest Expense
----------------
Savings deposits                                    4,545,646   4,180,678     2,220,915   2,090,916
Time Under $100,000                                 6,442,650   4,701,746     3,513,118   2,342,691
Time $100,000 or greater                              675,257     216,616       374,303     120,103
Borrowed funds                                      1,087,259      42,266       548,340      28,718
                                                   ----------   ---------     ---------   ---------
      Total interest expense                       12,750,812   9,141,306     6,656,676   4,582,428
                                                   ----------  ----------     ---------   ---------
      Net interest income                          18,701,421  16,728,561     9,485,980   8,654,790
Provision for loan losses                           1,047,500   1,480,226       515,000     945,900
                                                   ----------  ----------     ---------   ---------
      Net interest income after provision for      17,653,921  15,248,335     8,970,980   7,708,890
        loan losses
Other Operating Income
----------------------
Service charges                                     1,118,566   1,175,852       574,356     605,443
Secruity gains (losses), net                        (172,316)     922,562      (28,667)     860,629
Trust income                                          501,014     375,791       271,561     184,677
Other Income                                          500,026     525,704       245,238     275,887
                                                    ---------   ---------     ---------   ---------
      Total other income                            1,947,290   2,999,909     1,062,488   1,926,636
                                                    ---------   ---------     ---------   ---------
      Net interest income after provision for
        loan losses and other income               19,601,211  18,248,244    10,033,468   9,635,526

Other Operating Expenses
------------------------
Salaries, wages and employee benefits               5,835,537   4,842,917     2,897,710   2,559,330
Net occupancy                                         699,842     708,703       335,992     340,108
Furniture and equipment                               831,438     652,645       438,254     325,596
FDIC premium                                          771,478     754,831       385,739     377,415
Other expenses                                      3,086,593   3,325,602     1,635,990   1,796,320
                                                   ----------  ----------     ---------   ---------
      Total other expenses                         11,224,888  10,284,698     5,693,685   5,398,769
                                                   ----------  ----------     ---------   ---------
      Income before income taxes                    8,376,323   7,963,546     4,339,783   4,236,757
Income tax expense                                  2,483,773   2,402,872     1,293,562   1,307,682
                                                   ---------    ---------     ---------   ---------
Net income                                         $5,892,550  $5,560,674    $3,046,221  $2,929,075
                                                   ==========   =========     =========   =========
Weighted average number of common shares:
     Primary                                        5,883,501   5,905,726     5,907,394   5,914,268
     Fully diluted                                  5,884,276   5,913,674     5,908,353   5,917,701
                                                    =========   =========     =========   =========
Net income per share information:
     Primary                                            $1.00       $0.94         $0.52       $0.50
                                                    =========   =========      ========   =========
     Fully diluted                                      $1.00       $0.94         $0.52       $0.49
                                                    =========   =========      ========   =========
Cash dividends per share                                $0.36       $0.29         $0.18       $0.15
                                                    =========   =========      ========   =========

<F1>
The accompanying notes are an integral part of these consolidated financial statements.

     HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Six Months Ended June 30,
                                                      ---------------------------
                                                           1995         1994
Operating Activities:                                   ----------    ----------
--------------------
  Net Income                                            $5,892,550    $5,560,674
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                            1,047,500     1,480,226
    Depreciation and amortization                          466,609       438,051
    Net amortization of investment
      securities' discount/amortization                    230,546       311,147
    Net realized securities (gain) loss                    172,316     (922,562)
    Increase accrued income receivable                   (212,504)     (225,368)
    Increase accrued interest payable                      955,839       138,704
    Net increase in other assets                         (290,386)   (1,368,885)
    Net increase in other liabilities                    1,541,057     3,109,557
    Decrease in unearned income                           (58,177)   (1,287,038)
    Write down of other real estate owned                   99,894        30,000
    Decrease in intangible assets                          177,570       258,750
                                                        ----------    ----------
       Net cash provided by operating activities        10,022,814     7,523,256
                                                        ----------     ---------
Investing Activities:
--------------------
  Proceeds from sales of securities available for       10,886,479    32,051,990
    sale
  Proceeds - maturity or calls of investment            13,753,016    24,244,533
    securities
  Proceeds - maturity or calls of securities             2,701,510       282,443
    available for sale
  Purchases of investment securities                   (27,126,575)  (10,031,463)
  Purchases of securities available for sale             (602,250)   (25,062,418)
  Net decrease (increase) in short-term investments      (116,758)       104,529
  Net increase in loans                                (9,225,566)   (33,793,511)
  Net increase in premises and equipment               (1,870,353)      (277,474)
  Proceeds from sales of other real estate                 823,896       674,694
                                                       -----------   ----------
     Net cash used in investing activities             (10,776,601) (11,806,677)
                                                       -----------   ----------
Financing Activities:
--------------------
  Net increase in deposits                              28,751,805     4,902,722
  Increase (decrease) in U.S. Treasury demand notes      (234,610)        20,681
  Decrease in Federal Funds purchased                  (12,716,000)     (415,000)
  Increase in FHLB borrowings                           12,200,000             -
  Increase in securities sold under agreement            2,046,348             -
  Cash dividends and fractional shares                 (2,114,527)   (1,559,669)
  Dividend reinvestment                                       (76)       341,171
  Stock options                                            403,082        52,800
                                                        ----------   -----------
    Net cash provided by financing activities           28,336,022     3,342,705
                                                        ----------   -----------
Increase (decrease) in cash                             27,582,235     (940,716)
Cash and cash equivalents at beginning of year          35,390,357    45,484,518
                                                        ----------   -----------
Cash and cash equivalents at end of the second         $62,972,592   $44,543,802
  quarter                                              ===========    ==========
  Cash paid during the year for:
     Interest                                          $11,794,973    $9,002,602
                                                        ==========    ==========
   Supplemental disclosure of noncash investing
     and financing activities:
       Transfer of assets from loans to
         foreclosed and repossessed property              $274,526      $625,694
                                                        ==========     =========
      Net unrealized gain (loss) on securities
      available for sale, net of taxes of ($68,864)
      and ($787,961), respectively                      $(127,888)    $(1,464,911)
                                                        =========     ===========

     HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens") and Security National Bank ("Security") - as of June 30, 1995, and the results of its operations for the six and three month periods ended June 30, 1995 and 1994 and changes in its consolidated financial position for the periods then ended. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's annual report.

The results of operations for the six and three month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Income tax expense is less than the amount calculated using the statutory tax rate primarily the result of tax exempt income earned from state and municipal securities and loans.

Note 3 - On January 1, 1995, the Corporation adopted
Statement of Financial Accounting Standards No.114 ("SFAS
No. 114"), "Accounting for Certain Investments in Debt and Equity Securities." The statement establishes accounting measurement, recognition, and reporting standards for impaired loans. SFAS 114 provides that a loan is impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms (both principal and interest). SFAS 114 requires that when a loan is impaired, impairment should be measured based on the present value of the expected cash flows, discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The value of the loan is adjusted through a valuation allowance created though a charge against income. Residential mortgages, consumer installment obligations and credit cards are excluded. The adoption of SFAS 114 is not anticipated to have a material impact on the Corporation's financial position or results of operations.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

     Consolidated net income for the first six months of 1995 was $5,892,000, an increase of $331,000, or 6.0%, over the first six months of 1994 net income of $5,561,000. Primary earnings per share and fully diluted earnings per share for the first six months of 1995 were $1.00 compared to $.94 in the first six months of 1994. Consolidated net income for the second quarter of 1995 was $3,046,000, an increase of $117,000, or 4.0%, over the second quarter of 1994 net income of $2,929,000. Primary earnings per share for the second quarter of 1995 was $0.52 compared to $0.50 for the second quarter of 1994, while fully diluted earnings per share was $.52 in the second quarter of 1995 compared to $.49 for the same period in 1994.

      For the six months ended June 30, 1995 , the
annualized return on average assets and the annualized return on average shareholders' equity were 1.45% and 16.61%, respectively. For the same period in 1994 the annualized return on average assets was 1.47% and the annualized return on average shareholders' equity was
17.08%.   For the three months ended June 30, 1995, the
annualized return on average assets was 1.48%, compared to 1.55% for the same period of 1994, and the annualized return on average shareholders' equity was 16.73% for the second quarter of 1995 and 17.68% for the second period of 1994.

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

Net Interest Income and Related Assets and Liabilities
------------------------------------------------------

     Net interest income for the first six months of 1995 of $18,701,000 increased by $1,972,000, or 11.8%, over the first six months of 1994 net interest income of $16,729,000. Net interest income for the second quarter of 1995 increased by $831,000, or 9.6%, over the second quarter of 1994. As illustrated in the table on the next page, the primary source of this increase was the result of increases to loan rates and volumes in the first six months of 1995, compared to the same period in 1994. Loan rate increases were related to the rise in the prime rate during this period, and the growth in loan volumes were the result of strong customer loan demand.

     The rate-volume variance analysis set forth in the table on the next page, which is computed on a tax equivalent basis, analyzes changes in net interest income for the six months ended June 30, 1995 over June 30, 1994 and the three months ended June 30, 1995 over June 30, 1994 by their rate and volume components.

                                               Six Months Ended                             Three Months Ended
                                                 June 30, 1995                                 June 30, 1995
                                                 Over/ (Under)                                 Over/(Under)
                                                 June 30, 1994                                 June 30, 1994
                                               ----------------                             ------------------
                                         Total                Caused by:                Total          Caused by:
                                         Variance       Rate         Volume             Variance   Rate       Volume
                                         ----------------------------------             ----------------------------
Interest income:                                                     (dollars in thousands)
   Securities *                        $      23       $    760        $ (737)        $    139     $  408    $(  269)
   Money market assets                   (    67)           113       (   180)              43         32         11
   Loans*                                  5,632          1,787         3,845            2,757        900      1,857
                                          ------          -----         -----            -----        ---      -----
      Total                                5,588          2,660         2,928            2,939      1,340      1,599
                                          ------          -----         -----            -----      -----      -----
Interest expense:
   Savings deposits                         364            729       (   365)              130        372       (242)
   Time deposits and certificates
     of deposit                            2,200          1,177         1,023            1,424        716        708
   Other borrowings                        1,046             19         1,027              520          0        520
                                           -----          -----         -----            -----      -----        ---
      Total                                3,610          1,925         1,685            2,074      1,088        986
                                           -----          -----         -----            -----      -----        ---
Net interest income                      $ 1,978          $ 735       $ 1,243          $   865    $   252    $   613
      *Tax Equivalent  Basis               =====          =====         =====            =====      =====      =====

        Taxable-equivalent net interest income was
$19,484,000 for the first six months of 1995, compared to $17,506,000 for the same period in 1994, an 11.3% or $1,978,000 increase. The overall favorable variance for the six months ended June 30, 1995 was due to both increased rates and volumes. Average year-to-date interest-bearing assets increased to $770,401,000 at June 30, 1995 from
$712,133,000 at June 30, 1994, an 8.2% increase.   Net
interest income also rose due to the change in the mix of earning assets, as a portion of loan growth was funded by reductions in both lower yielding securities and money
market assets.   Loans accounted for 75% of average interest-
earning assets during the first six months of 1995, compared
to 69% in the first six months of 1994.   The increase in
the loan portfolio was also funded by a rise in average
deposits and other borrowings.   Average year-to-date
deposits at June 30, 1995 grew $17,458,000 over the same balance at June 30, 1994. A $38,791,000 increase in average time deposits and a $4,569,000 growth in average non-interest bearing deposits was offset by a $25,902,000 decrease in average savings deposits. Average other borrowings grew $33,400,000 during this same period. Other borrowings include Federal Funds purchased, Federal Home
Loan Bank borrowings, securities sold under agreements to
repurchase and U. S. Treasury  Demand Notes.   This growth
included increases in average Federal Funds purchased, Federal Home Loan Bank borrowings, and securities sold under agreements to repurchase of $5,541,000, $12,421,000 and $15,430,000, respectively.

      Taxable-equivalent net interest income was $9,881,000 for the second quarter of 1995, compared to $9,016,000 for the same period in 1994, a $865,000 or 9.6% increase.
Higher rates and volumes were responsible for the this favorable rise in net interest income. Second quarter average earning assets grew $66,818,000, compared to the second quarter of 1994, due to an increase in loans. The increase in loans was funded by a decrease in average securities and an increase in both deposits and other borrowings. Nonaccruing loans are included in the average balance yield calculations, but the average nonaccruing loans were insignificant and had no material effect on the results. Variances attributed to both rate and volume are included in the volume column.

Net Interest Margin
-------------------

     The net interest margin was 5.06% for the six month period ended June 30, 1995, a rise of .14% from the 4.92%
net interest margin for the first half of 1994.   This
increase is the result of the Corporation effectively matching assets and liabilities through the rise in interest rates during the past year and maintaining a consistent percentage of earning assets to total assets. The net interest margin for the second quarter of 1995 of 5.06% was slightly higher than the 5.05% net interest margin for the same period in 1994.

Provision for Loan Losses
-------------------------

     The provision is based on management's analysis of the adequacy of the allowance for loan losses. In its evaluation, management considers past loan experience, overall characteristics of the loan portfolio, current economic conditions and other relevant factors. Based on the latest monthly evaluation of potential loan losses, management believes that the allowance is adequate to absorb known and inherent losses in the loan portfolio.
Ultimately, however, the adequacy of the allowance is largely dependent upon the economy, a factor beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods especially if economic trends worsen or certain borrowers' ability to repay declines. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

     The first six months of 1995 provision for loan losses of $1,047,000 was $433,000, or 29% lower than the
$1,480,000 provision recorded during the first six months of 1994. Net charge offs were $49,000 for the six months ended June 30, 1995, compared with $116,000 for the six months ended June 30, 1994. Included in the charge offs during the first quarter of 1995 were two mortgage loans in the amount of $53,000. The ratio of the allowance for loan losses to loans of 1.55% at June 30, 1995 increased from the December 31, 1994 ratio of 1.40% and the June 30, 1994 ratio of 1.42%. The lower provision for loan losses during the first six months of 1995, compared to the same period in 1994, is attributed to the fact the ratio of the allowance for loan losses to nonperforming assets at June 30, 1995 of 175.5%, increased from the June 30, 1994 ratio of 158.1%. The provision was also lower during 1995, as a result of the lower net loan charge offs experienced during the first six months of 1995, compared to the same period in 1994.. The provision for loan losses in the second quarter of 1995 was $515,000, compared to $946,000 in the second quarter of 1994.

Allowance for Loan Losses
-------------------------

     Transactions in the allowance for loan losses are as
follows:
                                  1995                  1994
                                ----------          ----------
Balance, beginning of year      $7,934,000          $5,886,000
    Provision charged to
        operating expenses       1,047,000           1,480,000
    Loans charged off             (241,000)           (424,000)
    Recoveries                     192,000             308,000
                                 ---------           ---------
Balance, June 30                $8,932,000          $7,250,000
                                 =========          ==========

     The following table sets forth an allocation of the allowance for loan losses by loan category:

                                    June  30, 1995
                                    --------------
                                                      Percent
                                      Amount          of Loans
                                    ---------         --------
Commercial and industrial          $3,396,000            28%
Installment and other                 871,000            31%
Real estate                         1,027,000            34%
Lease financing                       116,000             7%
Unallocated                         3,522,000           N/A
                                    ---------          -----
                     Total         $8,932,000           100%
                                    =========           ====

     Non-performing assets (non-accruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.86% of total loans and net assets acquired in foreclosure at June 30, 1995 compared to 0.97% at December 31, 1994 and .88% at June 30, 1994. The ratio of the allowance to non-performing assets was 175.5% at June 30, 1995 compared to 141.8% at December
31, 1994 and 158.1% at June 30, 1994.

     Non-accruing loans at June 30, 1995 of $2,626,000, increased $168,000 from the December 31, 1994 level of $2,458,000. Approximately $1,254,000, or 47.8%, of total non-accruing loans are attributable to four unrelated borrowers at June 30, 1995. The level of non-accruing loans was $1,889,000 at June 30, 1994. Efforts to liquidate or work-out individual accounts are proceeding as quickly as potential buyers can be located and legal constraints permit.

     Net assets in foreclosure totaled $610,000 as of June 30, 1995, a decrease of $659,000, or 51.9%, from the
December 31, 1994 balance of $1,243,000. This decrease is the result of the sale of assets, previously held in foreclosure, during the first six months of 1995. The balance of net assets in foreclosure at June 30, 1994 was $1,438,000. Sales of foreclosed properties during the first six months of 1995 totaled $824,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of June 30, 1995, there were five unrelated borrowers with troubled debt restructured loans totaling $1,854,000, compared with a balance of $1,868,000 as of December 31, 1994 and $1,259,000 at June 30, 1994. All five customers were complying with the restructured terms as of June 30, 1995.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of June 30, 1995, loans past due 90 days or more and still accruing interest were $1,177,000, compared to $2,145,000 as of December 31, 1994 and $1,284,000 as of
June 30, 1994.

     The following information concerns impaired loans as described in note 3:

      Impaired Loans:
        Restructured  Loans        $1,854,000
        Nonaccrual  Loans           1,666,000
                                    ---------
                                   $3,520,000
                                    =========
      Average impaired loans for the period:             $3,684,000
                                                          =========
      Impaired loans with specific loss allowances:      $3,520,000
                                                          =========
      Loss allowances reserved on  impaired loans:       $  504,000
                                                           ========

      Income recognized on impaired loans during
        the first six months of 1995                     $   88,000
                                                            =======
    The Bank's policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank does not recognize income on nonaccrual loans.

Other Operating Income
----------------------
                               Six  Months Ended June 30,         Three Months Ended June 30,
                               -------------------------          --------------------------
                                   1995          1994                   1995            1994
                               -------------------------          ---------------------------
                                                   (Dollars in thousands)
Service charges                  $ 1,118       $1,176                $   574        $    605
Securities gains (losses), net      (172)         922                    (29)            861
Trust income                         501          376                    272             185
Other income                         500          526                    245             276
                                   -----        -----                  -----           -----
Total other operating income     $ 1,947       $3,000                $ 1,062        $  1,927
                                    ====         ====                   ====            ====

     Other operating income for the first six months of 1995 decreased by $1,053,000, or 35.1%, from $3,000,000 at June
30, 1994 to $1,947,000 at June 30, 1995.   Second quarter
1995 other operating income decreased $865,000, compared to the second quarter of 1994. This reduction in other income is principally the result of $172,000 in losses experienced by the sale of securities available for sale during the first half of 1995, compared to a gain of $922,000 recorded in the same period in 1994. The $922,000 gain recognized during the first half of 1994 was the result of the sale of over 40,000 shares of First Eastern Bank stock which was purchased by PNC Corporation on June 24, 1994. As a result of this transaction, the Corporation realized a securities gain of approximately $1,058,000. The corporation sells securities to fund the purchase of other securities in an effort to enhance the overall return of the portfolio and to fund loan demand.

     Income from service charges on deposit accounts decreased 4.9% during the first six months of 1995 and 5.1% in the second quarter of 1995, compared to the same periods in 1994. The decrease in service charges during 1995 is attributed to lower business service charges. The lower business service charges are a result of the increase in the earnings credit, attributable to the rise in interest rates, which is used to offset service charges.

     Income from the trust department increased $125,000, or 33.2% in the first six months of 1995 and $87,000, or 47.0% in the second quarter of 1995, compared to the same periods in 1994. This was primarily the result of the Corporation's continuing emphasis on marketing the Trust
Department's products and services. Other income decreased from $526,000 in the first six months of 1994, to $500,000 in the first six months of 1995.

Other Operating Expenses
------------------------
                          Six Months Ended June 30,         Three Months Ended June 30,
                          ------------------------          --------------------------
                               1995         1994                   1995        1994
                          ------------------------          --------------------------
                                              (Dollars in thousands)
Salaries                      $   4,173   $   3,573              $  2,123       $  1,893
Employee benefits                 1,663       1,269                   775            667
Net occupancy expense               700         709                   336            340
Equipment expense                   831         653                   438            326
FDIC premiums                       771         755                   386            377
Other expenses                    3,087       3,326                 1,636          1,796
                                 ------      ------                 -----         ------
Total other operating expenses $ 11,225    $ 10,285               $ 5,694        $ 5,399
                                 ======      ======                 =====          =====

     Other operating expenses for the first six months of 1995 of $11,225,000 increased $940,000, or 9.1%, from the
$10,285,000 expense for the same period in 1994. The second quarter of 1995 showed a 5.5% increase in other operating expenses compared to the second quarter of 1994.
The rise in operating expenses was largely due to higher salary and employee benefits cost directly related to the Corporation's growth and planned salary increases.

     Employee salaries increased $599,000, or 16.8% from $3,573,000 for the first six months of 1994 to $4,172,000
for the same period in 1995.   The second quarter of 1995
salary expense grew $230,000, or 12.2% compared to the second quarter of 1994. The increase reflects cost of living increases, merit increases and additional staff necessitated by current and planned future growth. Employee benefits grew $394,000, or 31.0% to $1,663,000 in the first half of 1995, from the $1,269,0000 employee benefits expensed during the same period in 1994. The 1995 second quarter employee benefits cost were $108,000 or 16.2% higher than the second quarter of 1994. The rise in employee benefits is directly related to the increase in salary expenses and to the costs associated with standardizing the pension plan for all subsidiaries.

     Net occupancy expense decreased $9,000, or 1.3% from $709,000 in the first six months of 1994 to $700,000 in the first six months of 1995. This decrease is related to a $32,000 reduction in snow removal costs in the first six months of 1995, compared to the same period in 1994. Net occupancy expense for the second quarter of 1995 of $336,000, was down slightly from the second quarter of 1994
expense of $340,000.   Equipment expense increased by
$178,000, or 27.3% during the first six months of 1995, compared to the same period in 1994. The second quarter of 1995 equipment expense of $438,000 grew $112,000, or 34.4%
from the second quarter of 1994 equipment expense of $326,000. The majority of this rise is due to depreciation, maintenance and equipment rental expenses associated with planned increased data processing capabilities. The increased data processing capabilities include modernizing our branches through platform automation and teller terminals, and the ongoing updating of data processing equipment to manage the rise in volume related to the growth of the Corporation.

     Federal Deposit Insurance Corporation (FDIC) premiums increased $16,000, or 2.1%, during the first six month of 1995, compared to the same period in 1994. The second quarter of 1995 FDIC premiums grew $9,000 over the second quarter of 1994 premium. These increases are directly related to the growth in the deposits of the Corporation.

     Other expenses decreased $240,000, or 7.2%, from $3,326,000 in the first six months of 1994, compared to $3,086,000 other expenses recorded during the same period in 1995. The second quarter of 1995 other expenses decreased $160,000, or 8.9% from the other expenses for the second quarter of 1994. The reductions in other expenses included a decrease in intangible asset expense of $81,000 and a $159,000 reduction in legal expenses related to both the 1994 legal expenses associated with the Security National Bank merger and to the recovery of legal expenses in 1995 related to non-performing assets that were expensed in prior periods.

Income Taxes
------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

Balance Sheet Analysis
----------------------

     Total assets grew $41,625,000, or 5.2% from
$799,778,000 at December 31, 1994 to $841,403,000 at June
30, 1995.  This growth was primarily in interest earning
assets which grew $41,060,000 to $794,603,000 at June 30,
1995, from $753,543,000 at December 31, 1994.   During the
first six months of 1995 Federal Funds sold increased
$27,100,000, investment securities grew $13,257,000, loans increased $8,959,000, interest bearing deposits rose
$117,000 and securities available for sale decreased
$8,373,000.

     Total deposits rose $28,752,000 from $688,578,000 at December 1994 to $717,329,000 at June 30, 1995. A growth in time deposits of $49,791,000 was offset by decrease in now accounts, money market accounts and savings accounts of $4,325,000, $20,360,000, $2,387,000, respectively. Non-
interest bearing deposits rose by $6,033,000, or 5.5% during this period. Other borrowing increased $1,296,000 during the first six months of 1995.

Capital
-------

     Capital formation is critical to the Corporation's well being and future growth. Capital for the period ending June 30, 1995 was $73,941,000, an increase of $7,365,000 over the end of 1994. The increase is primarily the result of the retention of the Corporation's earnings. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority which, if it were to be implemented, would have a material effect on the Corporation's capital.

     The Corporation's consolidated ratios at June 30, 1995 exceed all regulatory requirements, including Federal risk-based capital adequacy guidelines. The components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 Capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighing factors from 0% to 100% to various categories of assets and off-
balance-sheet financial instruments.   The minimum for the
Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 1995, the Corporation's Tier 1 risk-adjusted capital ratio was 11.55%, and the total risk-adjusted capital ratio was 12.80%, both well above the regulatory requirements.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board (the "FRB") established a leverage ratio guideline as part of its risk-based capital adequacy guidelines. The leverage ratio consists of Tier 1 divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality, high liquidity, good earnings, and in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 8.87% at June 30,
1995 and 8.59% at December 31, 1994.

     Existing minimum regulatory capital ratio requirements are 5.5% for primary capital and 6.0% for total capital.
The Corporation's primary capital ratio was 9.52% at June 30, 1995, compared with 8.96% at December 31, 1994. Due to the fact the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     The year-to-date June 30, 1995 cash dividend per share of $.3600 was 26.0% higher than the cash dividend for the
same period in 1994 of $.2857.   The second quarter 1995
dividend of $.1800 per share was 18.1% greater than the second quarter of 1994 cash dividend of $.1524. Activity in both the Corporation's dividend reinvestment and stock options plans did not have a material impact on capital during the first quarter of 1995.

Liquidity
---------

     Liquidity is a measure of the ability of the Corporation to meet its needs and obligations on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Corporation arranges its mix of cash, money market investments, investment securities and loans, in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds Sold averaged $4,664,000 during the first six months of 1995 and securities available for sale averaged $96,938,000 during the first half of 1995, more than sufficient to match normal fluctuations in loan demand or deposit fund supplies. Backup sources of liquidity are provided by Federal Fund lines carried in the subsidiary banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia, of which Harleysville, Citizens and Security are members and from the Federal Home Loan Bank of Pittsburgh, of which Harleysville and Citizens are members.

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

     There are currently a number of issues before Congress which may effect the Corporation and its business operations, and business operations of its subsidiaries.
However, management does not believe these issues will have a material effect on liquidity, capital resources or the results of operations.

     There are no known trends or and known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

                PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings.
---------------------------

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

Item 2.   Change in Securities.
------------------------------

          Not applicable.

Item 3.   Defaults Upon Senior Securities.
-----------------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

            (a) An annual meeting of shareholders was held at 9:30 a.m., on Tuesday, April 11, 1995, at Presidential
Caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

            (b), (c) Two matters were voted upon as follows:

                   (1)  Two directors were  re-elected, as below:

                            Re-elected:                Term Expires:
                            ----------                 ------------
                            Walter F. Vilsmeier            1999
                            Harold A. Herr                 1999

                    The results of the voting for the directors are as
                        follows:

                             Walter F. Vilsmeier
                                    For                 5,356,810
                                    Against                 3,859
                                    Abstain                  None

                             Harold A. Herr
                                    For                 5,357,447
                                    Against                 3,366
                                    Abstain                  None

                     Directors whose term continued after the meeting:
                                                Term Expires:
                                                ------------
                     Walter E. Daller, Jr.           1998
                     Martin E. Fossler               1998
                     John W. Clemens                 1996
                     Howard E. Kalis, III            1996
                     Bradford W. Mitchell            1997
                     William M. Yocum                1997

                   (2)  The shareholders approved and
adopted an amendment to Article 7 of the Corporation's amended Articles of Incorporation to provide that any merger, consolidation, liquidation or similar fundamental change transaction involving the corporation must be approved by holders of at least 80 percent of the outstanding shares of the Corporation's voting stock unless such transaction has received prior approval of at least 75 percent of all members of the Corporation's Board of Directors, in which case only a majority of the outstanding shares of the Corporation's voting stock is required to be voted in favor of such transaction in order to approve it.
The shareholders vote regarding the amendment was:

                     For                   4,915,720
                     Against                 220,553
                     Abstain                  10,597

Item 5.   Other Information.
---------------------------

          None.

Item 6.   Exhibits and Reports on Form 8-K.
------------------------------------------

          (a)  Exhibits:
                                       None.

          (b)  Reports on Form 8-K:

      On May 18, 1995, a Form 8-K was filed by the registrant reporting effective May 11, 1995, the registrant has elected not to reappoint KPMG Peat Marwick LLP as its independent accountants and to appoint Grant Thornton LLP as its independent accountants. KPMG Peat Marwick LLP's reports on the financial statements for the two fiscal years ended December 31, 1994 and 1993 were unqualified and did not contain an adverse opinion, any disclaimers, qualification or modification as to uncertainty, audit scope, or accounting principles. The decision to change firms was recommended by the Audit Committee of the Board of Directors and approved by the Board of Directors.

      In connection with the audits for the financial statements of the registrants for the fiscal years ended
December 31, 1994 and 1993 and during the period commencing
January 1, 1995 through May 10, 1995, there were no disagreements or any reportable events as described in the applicable sections of Item 304(a) of Regulation SK.

                         SIGNATURES
                         ----------

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              HARLEYSVILLE NATIONAL CORPORATION



                                    /s/ Walter E. Daller, Jr.
                                    ________________________________
                                    Walter E. Daller, Jr., President
                                      and Chief Executive Officer
                                    (Principal executive officer)



                                    /s/ Vernon L. Hunsberger
                                    _______________________________
                                    Vernon L. Hunsberger, Treasurer
                                   (Principal financial and accounting
                                      officer)



Date:  August 8, 1995