Form 10-Q
period 1995-09-30
HARLEYSVILLE NATIONAL CORP
filed 1995-11-14
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes     X.   No.


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,876,884 shares of Common Stock, $1.00 par value, outstanding on October 31, 1995.

                      HARLEYSVILLE NATIONAL CORPORATION


                         INDEX TO FORM 10-Q REPORT

                                                                          PAGE

Part I.  Financial Information

Consolidated Balance Sheets-September 30, 1995 and December 31, 1994       3

Consolidated Statements of Income-Nine Months and Three Months Ended       4
September 30, 1995 and 1994

Consolidated Statements of Cash Flows-Nine Months Ended                    5
September 30, 1995 and 1994

Notes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis of Financial Condition and            7
Results of Operations

Part II.  Other Information                                               15

Signatures                                                                16

                           PART 1.  FINANCIAL INFORMATION
                 HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            Sept. 30, 1995    December 31, 1994
                                                                           ----------------  -------------------
 ASSETS
Cash and due from banks                                                    $    33,834,003   $       35,390,357
Federal Funds sold                                                              10,600,000                    -
Interest-bearing deposits in banks                                                 346,868              205,719
Securities available for sale
(amortized cost $94,401,780 and $107,307,249, respectively)                     94,281,215          102,211,333
Investment securities
(fair value $109,708,998 and $79,896,560, respectively)                        108,725,682           82,867,003
Loans                                                                          591,515,653          578,063,239
Less: Unearned income                                                           (9,488,019)          (9,804,357)
         Allowance for loan losses                                              (9,289,897)          (7,934,385)
                                                                           ----------------  -------------------
             Net loans                                                         572,737,737          560,324,497
                                                                           ----------------  -------------------
Bank premises and equipment, net                                                10,744,466            8,794,530
Accrued income receivable .                                                      5,635,399            4,726,117
Other real estate owned                                                            823,754            1,242,887
Intangible assets, net .                                                         2,048,645            2,315,000
Other assets                                                                     3,150,573            1,701,041
                                                                           ----------------  -------------------
         Total assets                                                      $   842,928,342   $      799,778,484
                                                                           ================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing .                                                   $   107,060,780   $      110,502,583
   Interest-bearing:
     Now accounts                                                               78,170,144           83,828,901
     Money market accounts                                                     136,075,541          162,219,289
     Savings                                                                    84,554,125           88,200,527
     Time under $100,000                                                       270,248,820          224,598,588
     Time $100,000 or greater                                                   35,284,650           19,227,711
                                                                           ----------------  -------------------
          Total deposits .                                                     711,394,060          688,577,599
Accrued interest payable                                                        10,108,079            8,058,926
U.S. Treasury demand notes                                                       2,082,222            2,392,975
Federal funds purchased                                                                  -           12,716,000
Federal Home Loan Bank (FHLB) borrowings                                        19,700,000            5,000,000
Securities sold under agreements to repurchase                                  18,293,809           15,212,755
Other liabilities                                                                5,567,456            1,244,847
                                                                           ----------------  -------------------
          Total liabilities                                                    767,145,626          733,203,102
                                                                           ----------------  -------------------
Shareholder's Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued                                          -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 5,873,682 shares in 1995 and
       5,753,294 shares in 1994                                                  5,873,682            5,753,294
    Surplus                                                                     27,486,653           24,415,932
    Undivided profits                                                           42,500,748           39,718,501
    Net unrealized losses on securities available for sale, net of taxes           (78,367)          (3,312,345)
                                                                           ----------------  -------------------
          Total shareholders' equity                                            75,782,716           66,575,382
                                                                           ----------------  -------------------
          Total liabilities and shareholders' equity                       $   842,928,342   $      799,778,484
                                                                           ================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                           HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME

                                                              Nine months Ended          Nine months Ended
                                                                 September 30,              September 30,

                                                               1995         1994          1995          1994
                                                           ------------  -----------  ------------  ------------
INTEREST INCOME
Loans, including fees                                      $36,334,690   $29,257,905  $12,235,139   $10,520,100
Lease financing                                              2,318,864     1,976,049      794,584       697,111
Investment securities:
   Taxable                                                   6,855,016     6,472,395    2,415,516     2,083,058
   Exempt from federal taxes                                 1,860,102     1,852,370      652,047       607,654
Federal funds sold .                                           366,504       259,950      225,926       100,989
Deposits in banks and other                                     45,021        68,529        4,752         8,417
                                                           ------------  -----------  ------------  ------------
      Total interest income                                 47,780,197    39,887,198   16,327,964    14,017,329
                                                           ------------  -----------  ------------  ------------

INTEREST EXPENSE
Savings deposits                                             6,690,977     6,376,170    2,145,331     2,194,177
Time Under $100,000                                         10,296,375     7,064,915    3,853,725     2,372,690
Time $100,000 or greater                                     1,116,129       413,695      440,872       188,872
Borrowed funds                                               1,589,826       122,985      502,567        80,719
                                                           ------------  -----------  ------------  ------------
      Total interest expense                                19,693,307    13,977,765    6,942,495     4,836,458
                                                           ------------  -----------  ------------  ------------
      Net interest income                                   28,086,890    25,909,433    9,385,469     9,180,871
Provision for loan losses                                    1,642,500     2,007,726      595,000       527,500
                                                           ------------  -----------  ------------  ------------
      Net interest income after provision for loan losses   26,444,390    23,901,707    8,790,469     8,653,371
                                                           ------------  -----------  ------------  ------------
OTHER OPERATING INCOME
Service charges                                              1,685,659     1,748,571      567,093       572,718
Secruity gains (losses), net                                  (172,316)      884,012            -       (38,550)
Trust income                                                   778,786       492,298      277,772       116,507
Other Income                                                   797,672       822,629      297,646       296,926
                                                           ------------  -----------  ------------  ------------
      Total other income                                     3,089,801     3,947,510    1,142,511       947,601
                                                           ------------  -----------  ------------  ------------
      Net interest income after provision for loan losses
         and other income                                   29,534,191    27,849,217    9,932,980     9,600,972
                                                           ------------  -----------  ------------  ------------
OTHER OPERATING EXPENSES
Salaries, wages and employee benefits                        9,278,065     7,967,137    3,442,528     3,138,583
Net occupancy                                                1,052,396     1,030,525      352,554       321,823
Furniture and equipment                                      1,281,109     1,050,903      449,671       398,259
FDIC premium                                                   727,925     1,136,569      (43,553)      381,737
Other expenses                                               4,715,232     4,902,679    1,628,639     1,562,712
                                                           ------------  -----------  ------------  ------------
      Total other expenses                                  17,054,727    16,087,813    5,829,839     5,803,114
                                                           ------------  -----------  ------------  ------------
      Income before income taxes                            12,479,464    11,761,404    4,103,141     3,797,858
Income tax expense                                           3,678,522     3,522,652    1,194,749     1,119,780
                                                           ------------  -----------  ------------  ------------
Net income                                                 $ 8,800,942   $ 8,238,752  $ 2,908,392   $ 2,678,078
                                                           ============  ===========  ============  ============

Weighted average number of common shares:
     Primary                                                 5,891,873     5,865,915    5,908,332     5,878,187
     Fully diluted                                           5,892,389     5,865,915    5,908,350     5,878,187
                                                           ============  ===========  ============  ============

Net income per share information:
     Primary                                               $      1.49   $      1.40  $      0.49   $      0.46
                                                           ============  ===========  ============  ============
     Fully diluted                                         $      1.49   $      1.40  $      0.49   $      0.46
                                                           ============  ===========  ============  ============

Cash dividends per share                                   $      0.55   $      0.44  $      0.19   $      0.15
                                                           ============  ===========  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                        HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                Nine Months Ended September 30,
OPERATING ACTIVITIES:                                                     1995           1994
                                                                  -------------  -------------
   Net Income                                                     $  8,800,942   $  8,238,752
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                        1,642,500      2,007,726
    Depreciation and amortization                                      733,810        692,948
    Net amortization of investment
      securities' discount/amortization                                343,327        423,889
    Net realized securities (gain) loss                                172,316       (884,012)
    Increase accrued income receivable                                (909,282)      (926,887)
    Increase accrued interest payable                                2,049,153        603,869
    Net increase in other assets                                    (1,449,532)    (1,790,541)
    Net increase in other liabilities                                2,581,236        812,278
    Decrease in unearned income                                       (316,338)    (1,430,911)
    Write down of other real estate owned.                             190,499         61,269
    Decrease in intangible assets                                      266,355        388,125
                                                                  -------------  -------------
       Net cash provided by operating activities .                  14,104,986      8,196,505
                                                                  -------------  -------------
INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale              10,886,479     38,178,035
  Proceeds - maturity or calls of investment securities             15,949,002     16,880,130
  Proceeds - maturity or calls of securities available for sale      5,268,372     12,085,396
  Purchases of investment securities                               (41,963,893)   (10,031,463)
  Purchases of securities available for sale                        (3,608,813)   (31,025,407)
  Net (increase) decrease in short-term investments                   (141,149)       891,381
  Net increase in loans                                            (14,721,080)   (64,682,592)
  Net increase in premises and equipment                            (2,683,746)    (1,087,404)
  Proceeds from sales of other real estate                           1,210,312        985,533
                                                                  -------------  -------------
       Net cash used in investing activities                       (29,804,516)   (37,806,391)
                                                                  -------------  -------------
FINANCING ACTIVITIES:
  Net increase in deposits                                          22,816,461      4,068,192
(Decrease) increase in U.S. Treasury demand notes                     (310,753)         8,737
(Decrease) increase in Federal Funds purchased                     (12,716,000)     5,585,000
  Increase in FHLB borrowings                                       14,700,000              -
  Increase in securities sold under agreement                        3,081,054     12,789,763
  Cash dividends and fractional shares                              (3,230,527)    (2,437,990)
  Dividend reinvestment .                                                 (141)       513,001
  Stock options                                                        403,082       (347,234)
                                                                  -------------  -------------
    Net cash provided by financing activities                       24,743,176     20,179,469
                                                                  -------------  -------------
Increase (decrease) in cash                                          9,043,646     (9,430,417)
Cash and cash equivalents at beginning of year                      35,390,357     45,484,518
                                                                  -------------  -------------
Cash and cash equivalents at end of the second quarter            $ 44,434,003   $ 36,054,101
                                                                  =============  =============
  Cash paid during the year for:
     Interest                                                     $ 17,644,154   $ 13,373,986
                                                                  =============  =============
   Supplemental disclosure of noncash investing
     and financing activities:
       Transfer of assets from loans to
         foreclosed and repossessed property                      $    981,678   $    769,162
                                                                  =============  =============
      Net unrealized gain (loss) on securities
      available for sale, net of taxes of ($42,198)
      and ($1,223,826), respectively .                            $    (78,367)  $ (2,274,722)
                                                                  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

              HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries-Harleysville National Bank and Trust
Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens") and Security National Bank ("Security") -as of September 30, 1995, and the results of its operations for the nine and three month periods ended September 30, 1995 and 1994 and changes in its consolidated financial position for the periods then ended. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's annual report.

The results of operations for the nine and three month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

NOTE 2-Income tax expense is less than the amount calculated using the statutory tax rate primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3-On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No.114 ("SFAS No. 114"), "Accounting for Certain Investments in Debt and Equity Securities." The statement establishes accounting measurement, recognition, and reporting standards for impaired loans. SFAS 114 provides that a loan is impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms (both principal and interest). SFAS 114 requires that when a loan is impaired, impairment should be measured based on the present value of the expected cash flows, discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The value of the loan is adjusted through a valuation allowance created though a charge against income. Residential mortgages, consumer installment obligations and credit cards are excluded. The adoption of SFAS 114 is not anticipated to have a material impact on the Corporation's financial position or results of operations.

NOTE 4-On July 1, 1994 the merger of Security National Bank ("Security')
and the Corporation was completed.  For each share of Security common stock
outstanding, 0.7483 shares of the Corporation's common stock were issued.   As
a result of the transaction, 211,456 new shares of Harleysville National Corporation, par value $1.00 per share, were issued pursuant to Registration Statement No. 33-76618 filed with the SEC and which was effective March 28, 1994. The Security merger was accounted for on a pooling-of-interests basis.

NOTE 5 - On September 7, 1995, the Corporation and Farmers & Merchants Bank of Honesdale ("FMB") executed an Agreement and Plan of Reorganization and an Agreement and Plan of Merger, which agreements delineate the terms of the combination. For each share of FMB stock outstanding, FMB shareholders will receive between 0.5915 and 0.6915 shares of Harleysville Common Stock, based on the Closing Price of Harleysville's Common Stock on the Effective Date of
the Acquisition.   The approximate deal value to Farmers & Merchants
shareholders is $17.00 per share, an aggregate of $12 million, or 1.45 times their June 30, 1995 book value.

Upon completion of the acquisition, FMB's banking operations will be merged into those of the Citizens National Bank of Lansford, Lansford, Pennsylvania, a wholly-owned subsidiary of Harleysville. The FMB merger will be accounted for on a pooling-of-interest basis.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     Consolidated net income for the first nine months of 1995 was $8,801,000, an increase of $562,000, or 6.8%, over the first nine months of 1994 net income of $8,239,000. Primary earnings per share and fully diluted earnings per share for the first nine months of 1995 were $1.49 compared to $1.40 in the first nine months of 1994. Consolidated net income for the third quarter of 1995 was $2,908,000, an increase of $230,000, or 8.6%, over the third quarter of 1994 net income of $2,678,000. Primary earnings per share and fully diluted earnings per share for the third quarter of 1995 were $0.49 compared to $0.46 for the third quarter of 1994.

     For the nine months ended September 30, 1995,the annualized return on average assets and the annualized return on average shareholders' equity were 1.43% and 16.22%, respectively. For the same period in 1994 the annualized return on average assets was 1.44% and the annualized return on average
shareholders' equity was 16.52%.   The annualized return on average assets was
1.39% for both of the three months periods ended September 30, 1995 and 1994, and the annualized return on average shareholders' equity was 15.40% for the third quarter of 1995 and 15.48% for the third quarter of 1994.

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

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES

     Net interest income for the first nine months of 1995 of $28,087,000 increased $2,178,000, or 8.4%, over the first nine months of 1994 net interest income of $25,909,000. Net interest income for the third quarter of 1995 increased by $204,000, or 2.2%, over the third quarter of 1994. As illustrated in the table on the next page, the primary source of this increase was the result of increases to loan rates and volumes in the first nine months of 1995, compared to the same period in 1994. Loan rate increases were related to the rise in the prime rate during this period, and the growth in loan volumes was the result of customer loan demand. The increase in interest income was partially offset by a rise in interest expense, led by an increase in time deposit interest expense related to higher volumes and rates.

     The rate-volume variance analysis set forth in the table on the next page, which is computed on a tax-equivalent basis, analyzes changes in net interest income for the nine months ended September 30, 1995 over September 30, 1994 and the three months ended September 30, 1995 over September 30, 1994 by their rate and volume components.

                               Nine Months Ended
                               September 30, 1995
                                  Over/ (Under)
                               September 30, 1994
                            -----------------------------
                             Total        Caused by:
                                          ----------
                            Variance     Rate     Volume
                            --------  ----------  -------
                               (dollars in thousands)
Interest Income:
  Securities *                 396       1,104    (708)
  Money market instruments      83         104     (21)
  Loans *                    7,464       2,379    5,085
                          --------  ----------  -------
     Total                   7,943       3,587    4,356
                          --------  ----------  -------

Interest Expense:
  Savings deposits             314         989    (675)
  Time deposits and          3,935       1,973    1,962
    certificates of deposit
  Other borrowings           1,467          21    1,446
                          --------  ----------  -------
      Total                  5,716       2,983    2,733
                          --------  ----------  -------

Net interest income          2,227         604    1,623
                          ========  ==========  =======
     *Tax Equivalent Basis



                                 Three Months Ended
                                 September 30, 1995
                                    Over/(Under)
                                 September 30, 1994
                              ------------------------------
                              Total          Caused by:
                                             -----------
                              Variance    Rate      Volume
                              ---------  -----------  -------
                                 (dollars in thousands)
Interest Income:
  Securities *                  403          330         73
  Money market instruments      121          (1)        122
  Loans *                     1,832          591      1,241
                            ---------  -----------  -------
     Total                    2,356          920      1,436
                            ---------  -----------  -------

Interest Expense:
  Savings deposits             (49)          260      (309)
  Time deposits and           1,733          781       952
    certificates of deposit
  Other borrowings              422           (1)      423
                          ---------   -----------  -------
      Total                   2,106        1,040     1,066
                          ---------   -----------  -------

Net interest income             250         (120)      370
                          =========   ===========  =======
     *Tax Equivalent Basis


     Taxable-equivalent net interest income was $29,294,000 for the first nine months of 1995, compared to $27,066,000 for the same period in 1994, an 8.2% or $2,228,000 increase. The overall favorable variance for the nine months ended September 30, 1995 was due to both increased rates and volumes. Average year-to-date interest-bearing assets increased to $778,379,000 at September
30, 1995 from $717,216,000 at September 30, 1994, an 8.5% increase.   Net
interest income also rose due to the change in the mix of earning assets, as a portion of loan growth was funded by reductions in both lower yielding
securities and money market assets.   Loans accounted for 74% of average
interest-earning assets during the first nine months of 1995, compared to 70%
in the first nine months of 1994.   The increase in the loan portfolio was
also funded by a rise in average time deposits and other borrowings.   Average
year-to-date deposits at September 30, 1995 grew $19,987,000 over the same balance at September 30, 1994. A $48,169,000 increase in average time deposits and a $3,820,000 growth in average non-interest bearing deposits was offset by a $32,002,000 decrease in average savings deposits. Average other borrowings grew $32,375,000 during this same period. Other borrowings include Federal Funds purchased, Federal Home Loan Bank borrowings, securities sold
under agreements to repurchase and U. S. Treasury Demand Notes.   This growth
included increases in average Federal Funds purchased, Federal Home Loan Bank borrowings, and securities sold under agreements to repurchase of $6,760,000, $11,385,000 and $14,144,000, respectively.

     Taxable-equivalent net interest income was $9,810,000 for the third quarter of 1995, compared to $9,560,000 for the same period in 1994, a $250,000 or 2.6% increase. This rise is primarily the result of higher loan volumes, partially offset by higher rates paid on deposits. Third quarter average earning assets grew $67,462,000, compared to the third quarter of 1994, due to an increase in loans. The increase in loans was funded by an increase in both deposits and other borrowings. Nonaccruing loans are included in the average balance yield calculations, but the average nonaccruing loans was insignificant and had no material effect on the results. Variances attributed to both rate and volume are included in the volume column.

NET INTEREST MARGIN

     The net interest margin was 5.02% for the nine month period ended September 30, 1995, compared to the 5.03% net interest margin for the same period in 1994. The net interest margin for the third quarter of 1995 of 4.94% was lower than the 5.23% net interest margin for the same period in 1994.
This reduction in the net interest margin is the result of an increase in the rates paid on deposits related to the shifting of deposits from lower yielding savings deposits to higher yielding time deposits and the increase in other
borrowings.   Average quarterly higher costing time deposits and other
borrowings grew $66,621,000 and $30,358,000, respectively from the third quarter of 1994 to the third quarter of 1995. Average quarterly lower yielding savings deposits decreased $44,006,000 during this period.

PROVISION FOR LOAN LOSSES

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

     For the first nine months of 1995 provision for loan losses was $1,642,000. This was $366,000, or 18.2% lower than the $2,008,000 provision recorded during the first nine months of 1994. The growth of the loan loss reserve from September 30, 1994 to September 30, 1995 of 21.2%, outpaced the 7.4% growth of loans during this period. Net charge offs were $286,000 for the nine months ended September 30, 1995, compared with $227,000 for the nine months ended September 30, 1994. The ratio of the allowance for loan losses to loans of 1.60% at September 30, 1995 increased from the December 31, 1994 ratio of 1.40% and the September 30, 1994 ratio of 1.42%. The provision for loan losses in the third quarter of 1995 was $595,000, compared to $528,000 in the third quarter of 1994.

Allowance for Loan Losses
-------------------------

   Transactions in the allowance for loan losses are as follows:

                                                1995         1994
                                             -----------  -----------
Balance, Beginning of Year                    $7,934,000   $5,886,000
   Provision charged to operating expenses     1,642,000    2,008,000
   Loans charged off                            (513,000)    (606,000)
   Recoveries                                    227,000      379,000
                                              ----------   ----------
Balance, September 30                         $9,290,000   $7,667,000
                                              ==========   ==========

   The following table sets forth an allocation of the allowance for loan losses by loan category:

                           September 30, 1995
                           -------------------
                                                 Percent
                                 Amount         of Loans
                           -------------------  ---------
Commercial and industrial  $         3,665,000        27%
Installment and other                  838,000        31%
Real estate                          1,227,000        35%
Lease financing                        124,000         7%
Unallocated                          3,436,000        N/A
                                     ---------       ----
  Total                    $         9,290,000       100%
                                     =========       ====

     Non-performing assets (non-accruing loans, net assets in foreclosure and troubled debt restructured loans) were 1.90% of total loans and net assets acquired in foreclosure at September 30, 1995, compared to 0.97% at December 31, 1994 and .77% at September 30, 1994. The ratio of the allowance to non-performing assets was 82.5% at September 30, 1995 compared to 141.8% at December 31, 1994 and 179.0% at September 30, 1994.

     Non-accruing loans at September 30, 1995 of $9,242,000, increased $6,784,000 from the December 31, 1994 level of $2,458,000. Approximately $6,980,000, or 75.5%, of total non-accruing loans are attributable to two unrelated borrowers at September 30,1995. One borrower has four loans in the aggregate principal amount of $5,070,000. These four loans are well secured
principally by real estate.   These loans relate to a real estate development
project.   The other borrower has two loans in the aggregate principal amount of $1,910,000.  These two loans are well secured  principally by real estate.
These two loans relate to a restaurant.   Management continues to monitor
these loans, and efforts to work out each of these loans are proceeding as
quickly as administrative and legal constraints permit.   The level of
non-accruing loans was $1,952,000 at September 30,  1994.

     Net assets in foreclosure totaled $824,000 as of September 30, 1995, a decrease of $419,000, or 33.7%, from the December 31, 1994 balance of $1,243,000. This decrease is the result of the sale of assets, previously held in foreclosure, during the first nine months of 1995. The balance of net assets in foreclosure at September 30, 1994 was $1,242,000. During the first nine months of 1995, sales of foreclosed properties totaled $1,210,000; transfers from loans to assets in foreclosure were $981,000 and write downs of assets in foreclosure equaled $190,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of September 30, 1995, there were five unrelated borrowers with troubled debt restructured loans totaling $1,198,000, compared with a balance of $1,868,000 as of December 31, 1994 and $1,238,000 at September 30, 1994. All
five customers were complying with the restructured terms as of September 30, 1995.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of September 30, 1995, loans past due 90 days or more and still accruing interest were $1,138,000, compared to $2,145,000 as of December 31, 1994 and $1,753,000 as of September 30, 1994.

               The following information concerns impaired loans as described in note 3:

     Impaired Loans:


Restructured Loans                                  $1,198,000
Nonaccrual Loans                                     7,857,000
                                                    ----------
                                                    $9,055,000
                                                    ==========
     Average year-to-date impaired loans:                       $5,518,000
                                                                ==========
     Impaired loans with specific loss allowances:              $9,055,000
                                                                ==========
     Loss allowances reserved on impaired loans:                $1,102,000
                                                                ==========
     Income recognized on impaired loans during
          the first nine months of 1995                         $   83,000
                                                                ==========


     The Bank's policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank recognizes income on nonaccrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the bank, if these factors do not exist, the bank will not recognize income.

OTHER OPERATING INCOME



                                    Nine Months Ended Sept. 30,          Three Months Ended Sept. 30,
                                    ---------------------------          ----------------------------
                                    1995                1994             1995           1994
                                    ------------------------             -------------------
                                                       (Dollars in thousands)
Service charges                 $      1,685   $        1,749  $         567  $            572
Securities gains (losses), net          (172)             884              -               (38)
Trust income                             779              492            278               117
Other income                             798              823            298               297
                                       -----            -----          -----             -----

Total other operating income    $      3,090   $        3,948  $       1,143  $            948
                                       =====            =====          =====               ===

     Other operating income for the first nine months of 1995 decreased by $858,000, or 21.7%, from $3,948,000 at September 30, 1994 to $3,090,000 at
September 30, 1995.   This reduction in other income is principally the result
of $172,000 in losses experienced by the sale of low yielding securities available for sale during the first nine months of 1995, compared to a gain of $884,000 recorded in the same period in 1994. The $844,000 gain recognized during the first nine months of 1994 was primarily the result of the sale of over 40,000 shares of First Eastern Bank stock which was purchased by PNC Corporation on June 24, 1994. As a result of this transaction, the Corporation realized a securities gain of approximately $1,058,000. From time to time the corporation sells securities to fund the purchase of other securities in an effort to enhance the overall return of the portfolio and to fund loan demand. Third quarter 1995 other operating income increased $195,000, compared to the third quarter of 1994.

     Income from service charges on deposit accounts decreased 3.7% during the first nine months of 1995 and .9% in the third quarter of 1995, compared to the same periods in 1994. The decrease in service charges during 1995 is attributed to lower service charges on business accounts; a result of the increase in the earnings credit, attributable to the rise in interest rates, which is used to offset service charges.

     Income from the Trust and Financial Services Department increased $287,000, or 58.3% in the first nine months of 1995 and $161,000, or 137.6% in the third quarter of 1995, compared to the same periods in 1994. This was the result of both an increase in the book value of trust assets of 15.3% from September 30, 1994 to September 30, 1995 and the Corporation's continuing emphasis on marketing the Trust and Financial Services Department's products and services. Other income decreased from $823,000 in the first nine months of 1994, to $798,000 in the first nine months of 1995.


OTHER OPERATING EXPENSES



                                  NINE MONTHS ENDED SEPT. 30,       THREE MONTHS ENDED SEPT. 30,
                                ------------  -----------------------  --------------  ----------------
                                    1995               1994           1995             1994
                                ------------  -----------------------  --------------  ----------------
                                                     (DOLLARS IN THOUSANDS)
                                                     -----------------------
SALARIES                        $      6,322  $       5,443  $       2,151   $          2,024
EMPLOYEE BENEFITS                      2,956          2,524          1,292              1,114
NET OCCUPANCY EXPENSE                  1,053          1,031            352                322
EQUIPENT EXPENSE                       1,281          1,051            450                398
FDIC PREMIUMS                            728          1,136            (44)               382
OTHER EXPENSES                         4,715          4,903          1,629              1,563
                                      ------         ------          -----              -----
TOTAL OTHER OPERATING EXPENSES  $     17,055  $      16,088  $       5,830   $          5,803
                                      ======         ======          =====              =====

     Other operating expenses for the first nine months of 1995 of $17,055,000 increased $967,000, or 6.0%, from the $16,088,000 for the same period in 1994. The third quarter of 1995 showed a 4.7% increase in other operating expenses, compared to the third quarter of 1994. The rise in operating expenses was largely due to both higher salary and employee benefits cost directly related to the Corporation's growth and planned salary increases. These increases were offset by a reduction in the Federal Deposit Insurance Corporation premium.

     Employee salaries increased  $879,000, or 16.1% from $5,443,000 for the
first nine months of 1994 to $6,322,000 for the same period in 1995.   The
third quarter of 1995 salary expense grew $127,000, or 6.3% compared to the third quarter of 1994. This increase reflects cost of living increases, merit increases and additional staff necessitated by current and planned future growth. Employee benefits grew $432,000, or 17.1% to $2,956,000 in the first nine months of 1995, from the $2,524,0000 employee benefits expensed during the same period in 1994. The 1995 third quarter employee benefits cost were $178,000 or 16.0% higher than the third quarter of 1994. The rise in employee benefits is directly related to the increase in salary expenses and to the costs associated with standardizing the pension plans for all subsidiaries.

     Net occupancy expense increased $22,000, or 2.1% from $1,031,000 in the first nine months of 1994 to $1,053,000 in the first nine months of 1995. Net occupancy expense for the third quarter of 1995 of $352,000, increased $30,000
from the third quarter of 1994 expense of $322,000.   Equipment expense
increased by $230,000, or 21.9% during the first nine months of 1995, compared to the same period in 1994. The third quarter of 1995 equipment expense of $450,000 grew $52,000, or 13.1% from the third quarter of 1994 equipment expense of $398,000. The majority of this rise is due to depreciation, maintenance and equipment rental expenses associated with planned increased data processing capabilities. The increased data processing capabilities include modernizing our branches through platform automation and teller terminals, and the ongoing updating of data processing equipment to manage the rise in volume related to the growth of the Corporation.

     During the third quarter of 1995, the Federal Deposit Insurance Corporation (FDIC) confirmed that the Bank Insurance Fund was fully recapitalized at the end of May 1995. As a result, the new lower premium rates were made retroactive to June 1, 1995. In the month of September, the FDIC refunded insurance premium overpayments for the four months of June
through September.   The FDIC premiums refunds resulted in a $408,000, or
35.9%, reduction in FDIC premiums during the first nine months of 1995, compared to the same period in 1994. The third quarter of 1995 FDIC premium expense was a credit of $44,000, compared to the second quarter of 1994 premium expense of $382,000.

     Other expenses decreased $188,000, or 3.8%, from $4,715,000 in the first nine months of 1994, compared to $4,903,000 other expenses recorded during the same period in 1995. The reductions in other expenses included a decrease in intangible asset expense of $122,000 and a $193,000 reduction in legal expenses related to both the 1994 legal expenses associated with the Security National Bank merger and to the recovery of legal expenses in 1995 related to non-performing assets that were expensed in prior periods. The third quarter of 1995 other expenses increased $66,000, or 4.2% from the other expenses for the third quarter of 1994.

INCOME TAXES

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE SHEET ANALYSIS

     Total assets grew $43,150,000, or 5.4% from $799,778,000 at December 31, 1994 to $842,928,000 at September 30, 1995. This growth was primarily in interest earning assets which grew $42,438,000 to $795,981,000 at September
30, 1995, from $753,543,000 at December 31, 1994.   During the first nine
months of 1995 Federal Funds sold increased $10,600,000, investment securities grew $25,859,000, loans increased $13,768,000, interest bearing deposits rose $141,000 and securities available for sale decreased $7,930,000.

     Total deposits rose $22,816,000 from $688,578,000 at December 1994 to $711,394,000 at September 30, 1995. A growth in time deposits of $61,707,000 was offset by decreases in now accounts, money market accounts and savings accounts of $5,659,000, $26,144,000, $3,646,000, respectively. Non-interest bearing deposits declined $3,442,000, or 3.1% during this period. Other borrowing increased $4,754,000 during the first nine months of 1995.

CAPITAL

     Capital formation is critical to the Corporation's well being and future growth. Capital for the period ending September 30, 1995 was $75,783,000, an increase of $9,208,000 over the end of 1994. The increase is primarily the result of the retention of the Corporation's earnings. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority which, if it were to be implemented, would have a material effect on the Corporation's capital.

     The Corporation's consolidated capital ratios at September 30, 1995 exceed all regulatory requirements, including Federal risk-based capital adequacy guidelines. The components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 Capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and
off-balance sheet financial instruments.   The minimum for the Tier 1 ratio is
4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 1995, the Corporation's Tier 1 risk-adjusted capital ratio was 11.81%, and the total risk-adjusted capital ratio was 13.06%, both well above the regulatory requirements.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board ("FRB") established a leverage ratio guideline as part of its risk-based capital adequacy guidelines. The leverage ratio consists of Tier 1 divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well diversified risk, excellent asset quality, high liquidity, good earnings, and in general are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 8.82% at September 30, 1995 and 8.59% at December 31, 1994.

     Existing minimum regulatory capital ratio requirements are 5.5% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 9.76% at September 30, 1995, compared with 8.96% at December 31, 1994. Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     The year-to-date September 30, 1995 cash dividend per share of $.5500 was 25.5% higher than the cash dividend for the same period in 1994 of $.4381.
The third quarter 1995 dividend of $.1900 per share was 24.7% greater than the third quarter of 1994 cash dividend of $.1524. Activity in both the Corporation's dividend reinvestment and stock options plans did not have a material impact on capital during the third quarter of 1995.

Liquidity
---------

     Liquidity is a measure of the ability of the Corporation to meet its needs and obligations on a timely basis. For a bank, liquidity answers the ability to meet the day-to-day demands of deposit customers, and the ability to fulfill the needs of borrowing customers. Generally, the Corporation plans its mix of cash, money market investments, investment securities and loans, in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds Sold averaged $8,296,000 during the first nine months of 1995 and securities available for sale averaged $97,621,000 during the first nine months of 1995, more than sufficient to match normal fluctuations in loan demand or deposit fund supplies. Backup sources of liquidity are provided by Federal Fund lines carried in the subsidiary banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia, of which Harleysville, Citizens and Security are members and from the Federal Home Loan Bank of Pittsburgh, of which Harleysville and Citizens are members.

     There are currently a number of issues before Congress which may effect the Corporation and its business operations, and business operations of its subsidiaries. However, management does not believe these issues will have a material effect on liquidity, capital resources or the results of operations.

     There are no known trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

                        PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.
-----------------------------

     Management, based upon discussions with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries-Harleysville National Bank and Trust Company, The Citizens National Bank of Lansford and Security National Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Banks by government authorities.

Item 2.  Change in Securities.
------------------------------

                Not applicable.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

                 Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

                  None.

Item 5.  Other Information.
---------------------------

                   None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

                   (a)  Exhibits:
                        None.

                   (b)  Reports on Form 8-K:

     On September 14, 1995, a Form 8-K was filed by the Registrant reporting that effective September 7, 1995, the registrant signed a definitive agreement to acquire Farmers & Merchants Bank ("FMB"), located in Honesdale, Pennsylvania. The transaction is subject to obtaining regulatory and shareholder approval and, therefore, the Effective Date of the transaction is not expected until early 1996.

     Under the terms of the merger, FMB shareholders will receive between
0.5915 and 0.6915 shares of Harleysville Common Stock for each share of FMB's Common Stock, based on the Closing Price of Harleysville's Common Stock on the Effective Date of the acquisition.

     Upon completion of the acquisition, FMB's banking operations will be merged into those of the Citizens National Bank of Lansford, Lansford, Pennsylvania, a wholly-owned subsidiary of Harleysville.

                                  SIGNATURES


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




                               HARLEYSVILLE NATIONAL CORPORATION




                               ________________________________
                               Walter E. Daller, Jr., President
                                 and Chief Executive Officer
                               (Principal executive officer)



                               _______________________________
                               Vernon L. Hunsberger, Treasurer
                               (Principal financial and accounting officer)

Date:  November 13, 1995