Form 10-K
period 1995-12-31
HARLEYSVILLE NATIONAL CORP
filed 1996-03-29
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-K
(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995.

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to ______________ .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

              $136,120,426 as of February 23, 1996

Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date.

              5,880,828 shares of Common Stock, $1 par value per share, were outstanding as of February 23, 1996.



                   DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held
April 9, 1996 are incorporated by reference into Part III of this report.

                 HARLEYSVILLE NATIONAL CORPORATION
                     INDEX TO FORM 10-K REPORT
                                                        PAGE
I.   PART I.

     Item 1.   Business . . . . . . . . . . . . . . . .    4
     Item 2.   Properties . . . . . . . . . . . . . . .   10
     Item 3.   Legal Proceedings . . . . . . . . . . .    11
     Item 4.   Submission of Matters to a Vote of         11
               Security Holders . . . . . . . . . . . .

II.  PART II.

     Item 5.   Market for Registrant's Common Stock and   12
               Related Shareholder Matters . . . . . .
     Item 6.   Selected Financial Data . . . . . . . .    12
     Item 7. Management's Discussion and Analysis of 12 Financial Condition and Results of
               Operations .
     Item 8.   Financial Statements and Supplementary     12
               Data . .
     Item 9.   Changes in and Disagreements with          12
               Accountants on Accounting and Financial
               Disclosure . . . . . .

III  PART. III.

     Item 10.  Directors and Executive Officers of the    13
               Registrant . . . . . . . . . . . . . . .
     Item 11.  Executive Compensation . . . . . . . . .   14
     Item 12.  Security Ownership of Certain Beneficial   14
               Owners and Management . . . . . . . . .
     Item 13.  Certain Relationships and Related          15
               Transactions .

IV.  PART IV.

     Item 14.  Exhibits, Financial Statement Schedules    16
               and Reports on Form 8-K . . . . . . . .

     Signatures. . . . . . . . . . . . . . . . . . . .    18

                                 PART I

Item 1.  Business.

History and Business
--------------------

     Harleysville National Corporation (the "Corporation"), a Pennsylvania business corporation, was incorporated in June 1982. On January 1, 1983, the Corporation acquired all of the outstanding common stock of Harleysville National Bank and Trust Company ("Harleysville") at which time Harleysville became a wholly-owned subsidiary of the Corporation. On February 13, 1991, the Corporation acquired all of the outstanding common stock of The Citizens National Bank of Lansford ("Citizens"). On June 1, 1992, the Corporation acquired all of the outstanding stock of Summit Hill Trust Company ("Summit Hill"). On September 25, 1992, Summit Hill merged into Citizens and is now operating as a branch office of Citizens. On September 7, 1995, the Corporation, Citizens and Farmers and Merchants Bank ("Farmers") executed an Agreement and Plan of Reorganization and an Agreement and Plan of Merger. On March 1, 1996, the Corporation acquired all of the outstanding stock of Farmers and merged it with and into Citizens. On July 1, 1994 the Corporation acquired all of the outstanding stock of Security National Bank ("Security"). The Corporation is a three-bank holding company providing financial services through its Bank subsidiaries. Since commencing operations, the Corporation's business has consisted primarily of managing Harleysville, Citizens and Security (collectively the "Banks"), and its principal source of income has been dividends paid by the Banks. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As of December 31, 1995, the Company had total consolidated assets, deposits and shareholders' equity of $874,145,992, $741,218,395 and $77,516,176 respectively.

      Harleysville, which was established in 1909, Citizens, which was established in 1903, and Security, which was established in 1988, are national banking associations under the supervision of the Comptroller of the Currency of the United States of America. The Corporation's and Harleysville's legal headquarters are located at 483 Main Street, Harleysville, Pennsylvania 19438. Citizens' legal headquarters is located at 13-15 West Ridge Street, Lansford, Pennsylvania 18232. Security's legal headquarters is located at One Security Plaza, Pottstown, Pennsylvania 19464.

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

      The Banks enjoy a stable base of core deposits and are leading community banks in their service areas. The Banks believe they have gained their position as a result of a customer oriented philosophy and a strong commitment to service. Senior management has made the development of a sales orientation throughout the Banks one of their highest priorities and emphasizes this objective with extensive training and sales incentive programs that the Company believes are unusual for community banks. The Banks maintain close contact with the local business community to monitor commercial lending needs and believes they respond to customer requests quickly and with flexibility. Management believes these competitive strengths are reflected in the Corporation's results of operations.

      The Banks have twenty-two (22) offices located in Montgomery, Bucks and Carbon Counties, 12 of which are owned by the Banks and 10 of which are leased from third parties.

      As of December 31, 1995, the Corporation and the Banks employed approximately 350 full-time and full-time equivalent persons. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition
-----------

      The Banks compete actively with other eastern Pennsylvania financial institutions, many larger than the Banks, as well as with financial and non-financial institutions headquartered elsewhere. The Banks are generally competitive with all institutions in their service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. At December 31, 1995, Harleysville's legal lending limit to a single customer was $9,650,000 and Citizens' and Security's legal lending limits to a single customer were $1,815,000 and $590,000, respectively. Many of the institutions with which the Banks compete are able to lend significantly more than these amounts to a single customer.

Supervision and Regulation - The Registrant
-------------------------------------------

      The Registrant is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires the Registrant to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank. In addition, the Bank Holding Company Act has been amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act which permits bank holding companies to acquire a bank located in any state subject to certain limitation and restrictions which are more fully described below.

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

Permitted Activities
--------------------

      The Federal Reserve Board permits bank holding companies to engage in certain activities so closely related to banking or managing or controlling banks as to be proper incident thereto. Other than making an equity investment in a low to moderate income housing limited partnership, the Registrant does not at this time engage in any other permissible activities, nor does the Registrant have any current plans to engage in any other permissible activities in the foreseeable future.


Legislation and Regulatory Changes
----------------------------------

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Registrant and its subsidiaries. Certain changes of potential significance to the Registrant which have been enacted recently and others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

      The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Riegle Community Development and Regulatory Improvement Act may have a significant impact upon the Corporation. The key provisions pertain to interstate banking and interstate branching as well as a reduction in the regulatory burden on the banking industry. Since September 1995, bank holding companies may acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in June 1997. States may adopt laws preventing interstate branching but, if so, no out-of-state bank can establish a branch in such state and no banks in such state may branch outside the state. Pennsylvania recently amended the provisions of its banking code to authorize full interstate banking and branching under Pennsylvania law and to facilitate the operations of interstate banks in Pennsylvania. As a result of legal and industry changes, management predicts that consolidation will continue as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidation may enhance its competitive position as a community bank.

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

      The Federal Reserve Board, the FDIC, and the
Comptroller of the Currency ("Comptroller") have issued certain risk-based capital guidelines. See pages 34 and 35 of Registrant's 1995 Annual Report, which is incorporated by reference herein, for information concerning the Registrant's capital.

Pending Legislation
-------------------

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

     There are numerous proposals before Congress to modify the financial services industry and the way commercial banks operate. However, it is difficult to determine at this time what effect such provisions may have until they are enacted into law. Except as specifically described on page 35 of the 1995 Annual Report to Shareholders, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

Effects of Inflation
--------------------

    Inflation has some impact on the Corporation's and the Banks' operating costs. Unlike many industrial companies, however, substantially all of the Banks' assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation's and the Banks' performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Effect of Government Monetary Policies
--------------------------------------

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

     The Banks are members of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Banks' operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation and the Banks cannot be predicted.

Environmental Regulations
-------------------------

     There are several federal and state statutes which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the Bank. Currently, neither the Corporation nor the Banks are a party to any pending legal proceeding pursuant to any environmental statute, nor is the Corporation and the Banks aware of any circumstances which may give rise to liability under any such statute.

Supervision and Regulation - Banks
----------------------------------

     The operations of the Banks are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. The Banks' operations are also subject to regulations of the Comptroller of the Currency (Comptroller), the Federal Reserve Board and the FDIC.
The primary supervisory authority of the Banks is the Comptroller, who regularly examines the Banks. The Comptroller has authority to prevent a national bank from engaging in unsafe or unsound practices in conducting its business.

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

FDIC
----

     Under the Federal Deposit Insurance Act, the
Comptroller possesses the power to prohibit institutions regulated by it (such as the Banks) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law.

CRA
---

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

BSA
---

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


FDICIA
------

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

                          Total      Tier 1                Under a
                          Risk-      Risk-    Tier 1       Capital
                          Based      Based    Leverage     Order or
                          Ratio      Ratio    Ratio        Directive

CAPITAL CATEGORY
Well capitalized         >10.0      >6.0     >5.0           NO
Adequately capitalized   > 8.0      >4.0     >4.0*
Undercapitalized         < 8.0      <4.0     <4.0*
Significantly Under-
   capitalized           < 6.0      <3.0     <3.0
Critically Under-
   capitalized                               <2.0

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

     Examinations and Audits: Annual full-scope, on site regulatory examinations are required for all the FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every eighteen (18) months. Banks with total assets of $500 million or more, as of the beginning of fiscal year 1993, are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of such bank are required to attest to the accuracy of management's report. The accountants also are required to monitor management's compliance with governing laws and regulations. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank's supervising government banking agencies. These accounting and reporting reforms do not apply to an institution such as a bank with total assets at the beginning of its fiscal year of less than $500 million, such as Citizens or Security.

     Real Estate Loans: FDICIA also requires that banking agencies reintroduce loan-to-value ("LTV") ratio regulations which were previously repealed by the 1982 Act. LTVs limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage, set by regulation, of the value of the real estate.

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

     Other: From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restriction on, the business of the Banks. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Banks' business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

Statistical Data
----------------

     The information for this Item is incorporated by reference to pages 23 through 37 of the Company's Annual
Report to Shareholders for the year ended December 31, 1995, which is included as Exhibit (13) to this Form 10-K Report.

Item 2.  Properties.
-------------------

     The principal executive offices of the Company and of Harleysville are located in Harleysville, Pennsylvania in a two-story office building owned by Harleysville which was built in 1929. Harleysville also owns the buildings in which nine of its branches are located and leases space for the other seven branches from unaffiliated third parties under leases expiring at various times through 2012. The principal executive offices of Citizens are located in Lansford, Pennsylvania in a two-story office building owned by Citizens. Citizens also owns the buildings where the Summit Hill and Lehighton branches are located. The principal executive offices of Security are located in Pottstown, Pennsylvania in a building leased by Security.
Security also leases its East End and North End Branches.


     Office              Office Location          Owned/Leased
     Harleysville        483 Main Street          Owned
                         Harleysville Pa

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

     Red Hill            400 Main Street          Owned
                         Red Hill PA

     Citizens            13-15 West Ridge Street  Owned
                         Lansford PA

     Summit Hill         2 East Ludlow Street     Owned
                         Summit Hill PA

     Lehighton           904 Blakeslee Blvd       Owned
                         Lehighton PA

     Pottstown           One Security Plaza       Leased
                         Pottstown PA

     Pottstown           1450 East High Street    Leased
                         Pottstown PA

     Pottstown           Charlotte & Mervine Sts. Leased
                         Pottstown PA

     All of the above properties are in good condition and are adequate for the Registrant's and the Banks' purposes.

Item 3.  Legal Proceedings.
--------------------------

     Management, based on consultation with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Company. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries - Harleysville National Bank and Trust Company, The Citizens National Bank of Lansford and Security National Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Banks by government authorities.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matter was submitted during the fourth quarter of 1995 to a vote of holders of the Company's Common Stock.

                                 PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Shareholder Matters.
-------------------------------------------------------------

     The information for this Item is incorporated by reference to pages 8 and 18 of the Corporation's Annual
Report to Shareholders for the year ended December 31, 1995, which is included as Exhibit (13) to this Form 10-K Report.


Item 6.  Selected Financial Data.
--------------------------------

     The information for this Item is incorporated by reference to pages 23 and 37 of the Corporation's Annual
Report to Shareholders for the year ended December 31, 1995, which is included as Exhibit (13) to this Form 10-K Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

     The information for this Item is incorporated by reference to pages 23 through 36 of the Corporation's Annual
Report to Shareholders for the year ended December 31, 1995, which is included as Exhibit (13) to this Form 10-K Report.


Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

     The information for this Item is incorporated by reference to pages 8 through 22 of the Corporation's Annual
Report to Shareholders for the year ended December 31, 1995, which is included as Exhibit (13) to this Form 10-K Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

      The information for this Item is incorporated by reference to pages 18 and 19 of the Registrant's Definitive
Proxy Statement relating to the Annual Meeting of Shareholders to be held April 9, 1996.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     The information for this Item with respect to the Corporation's directors is incorporated by reference to pages 3 through 7 of the Corporation's Definitive Proxy
Statement relating to the Annual Meeting of Shareholders to be held April 9, 1996.

Executive Officers of Registrant
--------------------------------
     Name               Age                 Position

Walter E. Daller, Jr.    56       President and Chief
                                  Executive Officer
                                  of the Company and of Harleysville

James W. Hamilton        49       Senior Vice President and
                                  Senior Trust Officer of
                                  Harleysville

Demetra M. Takes         45       Executive Vice President
                                  and Chief Operating
                                  Officer of Harleysville

Frank J. Lochetto        48       Senior Vice President and
                                  Senior Lending Officer of
                                  Harleysville

Vernon L. Hunsberger     47       Treasurer of the Company,
                                  Senior Vice President/CFO and
                                  Cashier of Harleysville

Fred C. Reim, Jr.        52       Senior Vice President of
                                  Harleysville since August 1993;
                                  Senior Vice President
                                  of First Valley Bank from
                                  December 1990 to August 1993

Henry R. Gehman          60       Vice President of Harleysville

Jo Ann M. Bynon          44       Secretary of the Company

Dennis L. Detwiler       48       Vice President of Harleysville

Bruce D. Fellman         49       Vice President of Harleysville

Thomas L. Spence         49       Vice President of Harleysville

Robert L. Reilly         46       Vice President of Harleysville

David R. Crews           45       Vice President of Harleysville

Larry E. Nolt            50       Vice President and Trust Officer of
                                  Harleysville since July 1993; Trust
                                  Officer of Harleysville from August
                                  1991 to July 1993; Trust Officer of
                                  Union National Bank of Souderton for 4
                                  years prior thereto

Mikkalya W. Walton       40       Vice President of Loan
                                  Administration of Harleysville since
                                  July 1994; Vice President Security
                                  National Bank September 1991 to June
                                  1994; Assistant Vice President Mellon
                                  Bank January 1990 to August 1991

Gregg J. Wagner          35       Vice President and Comptroller of
                                  Harleysville National Bank since
                                  December 1994; Senior Vice President
                                  Security National Bank March 1992 to
                                  November 1994; Vice President and
                                  Comptroller Bryn Mawr Trust Company
                                  December 1989 to February 1992

Harry T. Weierbach       51       Vice President of Investments of
                                  Harleysville since December 1995;
                                  Assistant Vice President of
                                  Harleysville from June 1994 to
                                  December 1995; Vice President of
                                  Investments of Continental Bank from
                                  1982

Thomas D. Oleksa         42       President and Chief Executive Officer
                                  of Citizens

Martha A. Rex            47       Vice President and Cashier of Citizens

Maurice Infante          56       Vice President Consumer Lending of
                                  Citizens since April 1994; Assistant
                                  Vice President Consumer Lending of
                                  Citizens December 1991 to March 1994;
                                  Vice President Home Savings
                                  Association of Pennsylvania January
                                  1988 to November 1991

Raymond H. Melcher       44       President and Chief Executive Officer
                                  of Security since November 1994;
                                  Executive Vice President, Chief
                                  Operating Officer Hi-Tech Connections
                                  1990 to 1994; Executive Vice President
                                  Keystone Financial 1988 to 1990

Allen R. Loeb            47       Vice President of Lending of Security
                                  since April 1995; Vice President of
                                  Lending National Penn Bank from April
                                  1994 to April 1995

Item 11.  Executive Compensation.
--------------------------------

     The information for this Item is incorporated by reference to pages 7 through 13 of the Corporation's
Definitive Proxy Statement relating to the Annual Meeting of
Shareholders to be held April 9, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The information for this Item is incorporated by reference to pages 3 through 4 of the Corporation's
Definitive Proxy Statement relating to the Annual Meeting of
Shareholders to be held April 9, 1996.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information for this Item is incorporated by reference to page 18 of the Corporation's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 9, 1996, and to page 16 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, which is included as Exhibit (13) to this form 10-K Report.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

(a)  Financial Statements, Financial Statement Schedules and Exhibits Filed:

     (1)  Consolidated Financial Statements                            Page

     Harleysville National Corporation and Subsidiary:
       Consolidated Balance Sheets as of
          December 31, 1995 and 1994                                     9*
       Consolidated Statements of Income for the
          Years Ended December 31, 1995, 1994
          and 1993                                                      10*
       Consolidated Statements of Shareholders'
          Equity for the Years Ended
          December 31, 1995, 1994 and 1993                              11*
       Consolidated Statements of Cash Flows
          for the Years Ended December 31, 1995,
          1994 and 1993                                                 12*
       Notes to Consolidated Financial Statements                     13-22*
       Independent Auditors' Report                                      8*

     (2)  Financial Statement Schedules

                None

     All other schedules are omitted since they are not required, not applicable or the information is included in the consolidated financial statements or notes thereto.

----------------------------------------------------------------
     *Refers to the respective page of Harleysville National Corporation's 1995 Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 8 to 22 are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and in Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K Report or otherwise subject to the liabilities of
Section 18 of the Securities Exchange Act of 1934.

     (3)  Exhibits

Exhibit No.    Description of Exhibits
----------     -----------------------

(3.1) Articles of Incorporation as amended were previously filed with the Commission on December 14, 1995 as Exhibit 3a to Registration Statement 33-65021 and is hereby incorporated by reference

(3.2) Amended By-laws of the Registrant were previously filed with the Commission on December 14, 1995 as Exhibit 3b to registration statement 33-65021 and is hereby incorporated by reference

(13) 1995 Annual Report to Shareholders (this document is filed only to the extent of pages 8 through 37 which are incorporated by reference herein.)

(21)           Subsidiaries of Registrant

(23)           (a) Consent of Grant Thornton LLP Independent Certified
                   Public Accountants

               (b) Consent of KPMG Peat Marwick LLP Independent
                   Certified Public Accountants

(27)           Financial Data Schedule.

(99)           Additional Exhibits

               (a) Report of Independent Certified Public Accountants -
                   Grant Thornton LLP

               (b) Report of Independent Certified Public Accountants -
                   KPMG Peat Marwick LLP

(b)  Reports on Form 8-K

     During the quarter ended December 31, 1995, the Registrant did not file any reports on Form 8-K.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 HARLEYSVILLE NATIONAL CORPORATION



Date: March 14, 1996                By: /s/ Walter E. Daller, Jr.
                                        Walter E. Daller, Jr.
                                        President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signatures                   Title                     Date
 ----------                   -----                    -----

/s/ John W. Clemens          Director                  March 14, 1996
John W. Clemens



/s/ Walter E. Daller, Jr.    President, Chief          March 14, 1996
Walter E. Daller, Jr.        Executive Officer
                             and Director (Princi-
                             pal Executive Officer)



/s/ Martin E. Fossler        Director                  March 14, 1996
Martin E. Fossler




/s/ Harold A. Herr           Director                  March 14, 1996
Harold A. Herr




/s/ Vernon L. Hunsberger     Treasurer (Princi-        March 14, 1996
Vernon L. Hunsberger         pal Financial and
                             Accounting Officer)

/s/ Howard E. Kalis, III     Director                  March 14, 1996
Howard E. Kalis, III




/s/ Bradford W. Mitchell     Director                  March 14, 1996
Bradford W. Mitchell




/s/ Walter F. Vilsmeier     Director                  March 14, 1996
Walter F. Vilsmeier




/s/ William M. Yocum        Director                   March 14, 1996
William M. Yocum

                       EXHIBIT INDEX
                       -------------

(13) 1995 Annual Report to Shareholders (this document is filed only to the extent of pages 8 through 37 which are incorporated by reference herein)

(21)       Subsidiaries of Registrant

(23)       Consent of Grant Thornton LLP Independent Certified
           Public Accountants

(99)       Additional Exhibits

/TEXT>