Form 10-Q
period 1996-03-31
HARLEYSVILLE NATIONAL CORP
filed 1996-05-14
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q
 (Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to____________________.

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,320,134 shares of Common Stock, $1.00 par value, outstanding on April 30, 1996.

                    HARLEYSVILLE NATIONAL CORPORATION


                         INDEX TO FORM 10-Q REPORT

                                                                          PAGE

Part I.  Financial Information


Consolidated Balance Sheets - March 31, 1996 and December 31, 1995          3

Consolidated Statements of Income - Three Months Ended                      4
     March 31, 1996 and 1995

Consolidated Statements of Cash Flows - Three Months Ended                  5
     March 31, 1996 and 1995

Notes to Consolidated Financial Statements                                  6

Management's Discussion and Analysis of Financial Condition and             7
     Results of Operations

Part II.  Other Information                                                14

Signatures                                                                 15

                PART 1.  FINANCIAL INFORMATION
         HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS



                                                                        March 31, 1996    December 31, 1995
                                                                       ----------------  -------------------
ASSETS
Cash and due from banks                                                $    37,573,667   $       34,312,059
Federal Funds sold                                                          17,300,000           16,295,000
                                                                       ----------------  -------------------
    Total cash and cash equivalents                                         54,873,667           50,607,059
                                                                       ----------------  -------------------
Interest-bearing deposits in banks                                           1,538,120            1,703,268
Investment securities available for sale                                   189,478,870          159,325,961
Investment securities held to maturity
(market value $64,345,201 and $85,651,810, respectively)                    63,255,325           83,668,528
Loans                                                                      640,078,651          638,219,573
Less: Unearned income                                                       (8,896,096)          (9,481,622)
         Allowance for loan losses                                         (10,185,529)          (9,891,324)
                                                                       ----------------  -------------------
             Net loans                                                     620,997,026          618,846,627
                                                                       ----------------  -------------------
Bank premises and equipment, net                                            12,463,003           11,995,396
Accrued income receivable                                                    6,300,481            6,150,130
Other real estate owned                                                      1,348,476            1,220,131
Intangible assets, net                                                       1,884,470            1,959,860
Other assets                                                                 2,306,935            1,867,912
                                                                       ----------------  -------------------
         Total assets                                                  $   954,446,373   $      937,344,872
                                                                       ================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                 $   117,048,858   $      117,698,263
   Interest-bearing:
     NOW accounts                                                           89,754,270           91,616,367
     Money market accounts                                                 161,707,109          155,641,250
     Savings                                                               105,134,842          101,993,095
     Time, under $100,000                                                  302,898,920          299,359,040
     Time, $100,000 or greater                                              33,186,615           28,191,693
                                                                       ----------------  -------------------
          Total deposits                                                   809,730,614          794,499,708
Accrued interest payable                                                    12,730,360           12,081,557
U.S. Treasury notes                                                          1,903,555            1,837,396
Federal Home Loan Bank (FHLB) borrowings                                    20,000,000           21,200,000
Securities sold under agreements to repurchase                              15,818,588           16,713,629
Other liabilities                                                            6,264,517            4,650,512
                                                                       ----------------  -------------------
          Total liabilities                                                866,447,634          850,982,802
                                                                       ----------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued                                      -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 6,318,953 shares in 1996 and
       6,316,208 shares in 1995                                              6,318,953            6,316,208
    Additional-paid-in-capital                                              30,951,125           30,882,765
    Retained Earnings                                                       49,825,531           47,780,078
    Net unrealized gains on investment securities available for sale           903,130            1,383,019
                                                                       ----------------  -------------------
          Total shareholders' equity                                        87,998,739           86,362,070
                                                                       ----------------  -------------------
          Total liabilities and shareholders' equity                   $   954,446,373   $      937,344,872
                                                                       ================  ===================

See accompanying notes to consolidated financial statements.

           HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME



                                                                       Three months Ended
                                                                           March 31,
                                                                       --------------------
                                                                   1996              1995
                                                           --------------------  ------------
INTEREST INCOME
Loans, including fees                                      $        13,103,549   $12,337,025
Lease financing                                                        843,384       759,145
Investment securities:
   Taxable                                                           2,893,208     2,531,896
   Exempt from federal taxes                                           850,213       626,416
Federal funds sold                                                     256,331        31,218
Deposits in banks                                                       20,276        24,812
                                                           --------------------  ------------
      Total interest income                                         17,966,961    16,310,512
                                                           --------------------  ------------

INTEREST EXPENSE
Savings deposits                                                     2,338,521     2,511,629
Time, under $100,000                                                 4,304,817     3,194,413
Time, $100,000 or greater                                              413,123       300,954
Borrowed funds                                                         519,004       538,919
                                                           --------------------  ------------
      Total interest expense                                         7,575,465     6,545,915
                                                           --------------------  ------------
      Net interest income                                           10,391,496     9,764,597
Provision for loan losses                                              525,991       535,500
                                                           --------------------  ------------
      Net interest income after provision for loan losses            9,865,505     9,229,097
                                                           --------------------  ------------
OTHER OPERATING INCOME
Service charges                                                        607,871       549,847
Secruity losses, net                                                   (49,869)     (143,649)
Trust income                                                           395,381       241,598
Other Income                                                           275,442       264,622
                                                           --------------------  ------------
      Total other operating income                                   1,228,825       912,418
                                                           --------------------  ------------
      Net interest income after provision for loan losses
         and other operating income                                 11,094,330    10,141,515
                                                           --------------------  ------------
OTHER OPERATING EXPENSES
Salaries, wages and employee benefits                                3,416,516     3,111,613
Occupancy                                                              475,929       392,536
Furniture and equipment                                                500,423       410,697
FDIC premium                                                            44,375       417,287
Other expenses                                                       1,884,999     1,565,974
                                                           --------------------  ------------
      Total other operating expenses                                 6,322,242     5,898,107
                                                           --------------------  ------------
      Income before income taxes                                     4,772,088     4,243,408
Income tax expense                                                   1,387,975     1,247,988
                                                           --------------------  ------------
Net income                                                 $         3,384,113   $ 2,995,420
                                                           ====================  ============

Weighted average number of common shares                             6,350,150     6,297,449
                                                           ====================  ============

Net income per share information                           $              0.53   $      0.48
                                                           ====================  ============

Cash dividends per share                                   $              0.20   $      0.18
                                                           ====================  ============

See accompanying notes to consolidated financial statements.

                 HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Three Months Ended March 31,
 OPERATING ACTIVITIES:                                                                                  1996           1995
                                                                               ------------------------------  -------------
  Net Income                                                                   $                   3,384,113   $  2,995,420
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                                                        525,991        535,500
    Depreciation and amortization                                                                    312,876        239,852
    Net amortization of investment
      securities' discount/premiums                                                                  117,693        117,670
    Net realized security loss                                                                        49,869        143,649
    Increase in accrued income receivable                                                           (150,351)      (720,517)
    Increase in accrued interest payable                                                             648,803        931,067
    Net increase in other assets                                                                    (439,023)      (722,674)
    Net increase in other liabilities                                                              1,841,826        938,219
(Decrease) increase in unearned income                                                              (585,526)         9,694
    Write-down of other real estate owned                                                            110,425              -
    Decrease in intangible assets                                                                     75,390         88,785
                                                                               ------------------------------  -------------
       Net cash provided by operating activities                                                   5,892,086      4,556,665
                                                                               ------------------------------  -------------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                                 17,530,847      7,064,584
  Proceeds from maturity or calls of investment securities held to maturity                        3,604,083      5,285,582
  Proceeds from maturity or calls of investment securities available for sale                      9,613,848      4,865,940
  Purchases of investment securities held to maturity                                                      -    (19,233,799)
  Purchases of investment securities available for sale                                          (41,363,756)      (603,500)
  Net decrease (increase) in short-term investments                                                  165,148       (348,501)
  Net increase in loans                                                                           (2,530,917)    (9,447,560)
  Net increase in premises and equipment                                                            (780,483)      (930,641)
  Proceeds from sales of other real estate                                                           201,283        265,943
                                                                               ------------------------------  -------------
       Net cash used in investing activities                                                     (13,559,947)   (13,081,952)
                                                                               ------------------------------  -------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                        15,230,906      8,400,291
  Increase (decrease) in U.S. Treasury demand notes                                                   66,159     (1,130,571)
  Decrease in Federal Funds purchased                                                                      -    (12,716,000)
(Decrease) increase in FHLB borrowings                                                            (1,200,000)     9,200,000
(Decrease) increase in securities sold under agreement                                              (895,041)       723,114
  Cash dividends                                                                                  (1,263,791)    (1,177,626)
  Dividend reinvestment                                                                               (3,770)           (10)
  Stock options                                                                                            6        403,082
                                                                               ------------------------------  -------------
    Net cash provided by financing activities                                                     11,934,469      3,702,280
                                                                               ------------------------------  -------------
Increase (decrease) in cash and cash equivalents                                                   4,266,608     (4,823,007)
Cash and cash equivalents at beginning of year                                                    50,607,059     36,820,176
                                                                               ------------------------------  -------------
Cash and cash equivalents at end of the first quarter                          $                  54,873,667   $ 31,997,169
                                                                               ==============================  =============
  Cash paid during the year for:
     Interest                                                                  $                   6,926,662   $  5,680,453
                                                                               ==============================  =============
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned                $                     440,053   $     88,750
                                                                               ==============================  =============

See accompanying notes to consolidated financial statements.

              HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens") and Security National Bank ("Security") (collectively, the "Banks") - as of March 31, 1996, and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's annual report.

The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE  3  - The Corporation adopted Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1995. This new standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The adoption of
SFAS No. 114, as amended by SFAS No. 118 on January 1, 1995, did not have a material impact on the Corporation's liquidity, results of operations and capital resources.

NOTE 4 - In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires a fair value approach to valuing compensation expense associated with stock options and employee stock purchase plans. This statement encourages, but does not require, the use of this method for financial statement purposes. Companies that do not elect to adopt this statement for financial statement purposes are required to present pro-forma footnote disclosures of net income and earnings per share as if the fair value approach were used. Statement 123 is effective for the Corporation in 1996 and will be applicable to all options granted after January 1, 1995. Management intends to adopt the disclosure requirements of this statement only and, accordingly, there will be no impact on the consolidated financial statements other than additional disclosures.

NOTE 5 - On March 1, 1996, the Corporation consummated the acquisition of Farmers & Merchants Bank (Honesdale, PA.) ("Farmers"). The acquisition was pursuant to an Agreement and Plan of Reorganization and an Agreement and Plan of Merger which was executed. The agreements delineate the terms of the combination. The shareholders of Farmers approved the merger at a meeting of shareholders on January 31, 1996. For each share of Farmers common stock outstanding, 0.6190 shares of the Corporation's common stock were issued at the closing on March 1, 1996. As a result of the transaction, 438,262 new shares of Harleysville National Corporation, par value $1.00 per share, were issued on March 1, 1996 pursuant to Registration Statement No. 33-65021 filed with the SEC and which was effective January 2, 1996. Farmers' banking operations were merged into those of Citizens. The Farmers merger was accounted for on a pooling-of-interests basis.

NOTE 6 - On May 9, 1996, the Board of Directors of Harleysville National
Corporation  declared  a    5% stock dividend (five shares of common stock for
each 100 shares of common stock outstanding held) that is payable June 28, 1996, to shareholders of record June 14, 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Consolidated net income for the first three months of 1996 was $3,384,000, an increase of $389,000, or 13.0%, over the first three months of 1995 net income of $2,995,000. Earnings per share for the first three months of 1996 of $0.53 increased $0.05, or 10.4% , over the first three months of 1995 earnings per share of $0.48.

     For the three months ended March 31, 1996, the annualized return on average assets and the annualized return on average shareholders' equity were 1.44% and 15.45%, respectively. For the same period in 1995, the annualized return on average assets was 1.39% and the annualized return on average shareholders' equity was 15.58%.

        Net income is affected by five major elements: net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for future losses on loans; other operating income, which is made up primarily of certain fees, trust income and gains and losses from sales of securities; other operating expenses, which consist primarily of salaries and other operating expenses and income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES

         Net interest income for the first three months of 1996 of $10,391,000 increased $626,000, or 6.4%, over the first three months of 1995 net interest income of $9,765,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases to earning asset rates and volumes in the first three months of 1996, compared to the same period in 1995. The increase in interest income was partially offset by a rise in interest expense, primarily led by an increase in time deposit interest expense related to higher volumes and rates.

      The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 1996 over March 31, 1995 by their rate and volume components.

                                           Three Months Ended March 31, 1996
                                              Over/(Under)  March 31, 1995



                                               Total        Caused by:
                                                            -----------
                                             Variance      Rate      Volume
                                             ---------  -----------  -------
Interest Income:
  Securities *                                    706          224      482
  Money market instruments                        221           10      211
  Loans *                                         863          456      407
                                             ---------  -----------  -------
     Total                                      1,790          690    1,100
                                             ---------  -----------  -------

Interest Expense:
  Savings deposits                               (173)        (135)     (38)
  Time deposits and certificates of deposit     1,223          471      752
  Other borrowings                                (20)          27      (47)
                                             ---------  -----------  -------
      Total                                     1,030          363      667
                                             ---------  -----------  -------

Net interest income                               760          327      433
                                             =========  ===========  =======
     *Tax Equivalent Basis

     Taxable-equivalent net interest income was $10,925,000 for the first three months of 1996, compared to $10,165,000 for the same period in 1995, a 7.5% or $760,000 increase. This increase in taxable-equivalent net interest income was due to a $433,000 increase related to volume and a $327,000 increase related to interest rates. Total taxable-equivalent interest income grew $1,790,000, the result of the higher volumes and rates in each earning asset category. Average year-to-date earning assets increased to $895,616,000 at March 31, 1996 from $833,012,000 at March 31, 1995, a 7.5% increase.

      Total interest expense grew $1,030,000 during the first quarter of 1996, compared to the same period in 1995. This growth was principally the result of higher time deposit rates and volumes. The volume of average time deposits increased $53,058,000, or 19.0% during the first quarter of 1996, compared to
the first quarter of 1995.   Offsetting the growth in time deposits were
decreases in the volumes of savings and other borrowings of $5,698,000 and $3,588,000, respectively. Other borrowings include Federal Funds purchased, Federal Home Loan Bank borrowings, securities sold under agreements to repurchase and U. S. Treasury notes. Nonaccruing loans are included in the
average  balance  yield  calculations,   but the average nonaccruing loans
were insignificant and had no material effect on the results.

NET INTEREST MARGIN

      The net interest margin was 4.88% for the both three month periods ended March 31, 1996 and 1995. The yield earned on earning assets of 8.26% during the first quarter of 1996 was higher than the 8.02% earned during the first quarter of 1995. This increase in the yield earned on earning assets was offset by an increase in the rate paid on deposits during the first quarter of 1996. The 4.18% rate paid on deposits during the first quarter of 1996 increased from the 3.85% rate paid during the same period in 1995. The increase in the rate is due to the higher rates paid on time deposits. The Banks have been able to effectively match assets and liabilities and maintain a consistent percentage of earning assets to total assets.

PROVISION FOR LOAN LOSSES

        The provision is based on management's analysis of the adequacy of the allowance for loan losses. In its evaluation, management considers past loan experience, overall characteristics of the loan portfolio, current economic conditions and other relevant factors. Based on the latest monthly evaluation of potential loan losses, management currently believes that the allowance is adequate to absorb known and inherent losses in the loan portfolio. Ultimately, however, the adequacy of the allowance is largely dependent upon the economy, a factor beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods, especially if economic trends worsen or certain borrowers' ability to repay declines.

     For the first three months of 1996 the provision for loan losses was $526,000, a decrease of $10,000, or 1.9%, compared to the provision recorded during the first three months of 1995. The loan loss reserve grew 19.0% from
March 31, 1995 to March 31, 1996.   Net charge offs were $231,000 for the
three months ended March 31, 1996, compared with $124,000 for the three months ended March 31, 1995. The ratio of the allowance for loan losses to loans increased to 1.61% at March 31, 1996, from 1.57% at December 31, 1995.


ALLOWANCE FOR LOAN LOSSES
     Transactions in the allowance for loan losses are as follows:

                                                1996         1995
                                            ------------  -----------
Balance, Beginning of Year                  $ 9,891,000   $8,150,000
   Provision charged to operating expenses      526,000      536,000
   Loans charged off                           (265,000)    (188,000)
   Recoveries                                    34,000       64,000
                                            -----------   ----------
Balance, March 31                           $10,186,000   $8,562,000
                                            ===========   ==========

The following table sets forth an allocation of the allowance for loan losses by loan category:


                                  March  31, 1996
                                 ----------------
                                              Percent
                                Amount       of Loans
                           ----------------  ---------
Commercial and industrial  $      3,110,000        28%
Installment and other               776,000        30%
Real estate                       1,670,000        35%
Lease financing                     162,000         7%
Unallocated                       4,468,000        N/A
                                  ---------       ----
  Total                    $     10,186,000       100%
                                  =========       ====

        Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 1.87% of total loans and net assets acquired in foreclosure at March 31, 1996, compared to 1.79% at December 31, 1995 and .88% at March 31, 1995. The ratio of the allowance to non-performing assets was 84.8% at March 31, 1996 compared to 86.3% at December 31, 1995 and 158.7% at March 31, 1995.

         Nonaccruing loans at March 31, 1996 of $9,563,000, increased $508,000 from the December 31, 1995 level of $9,055,000. Approximately $7,147,000, or 74.7%, of total nonaccruing loans are attributable to two unrelated commercial borrowers at March 31,1996. The approximate amount of these two loans at December 31, 1995 was $6,972,000, or 77.0%, of total nonaccruing loans. One borrower has one loan in the amount of $5,245,000. This loan is well secured principally by real estate. This loan relates to a real estate development project. The other borrower has two loans in the aggregate principal amount of $1,902,000. These two loans are well secured principally by real estate.
These two loans relate to a restaurant.   Management continues to monitor
these  loans,  and  efforts  to work out each of these loans are proceeding as
quickly as administrative and legal constraints permit.   The level of
nonaccruing loans was $2,470,000 at March 31, 1995.

       Net assets in foreclosure totaled $1,348,000 as of March 31, 1996, an increase of $128,000, or 10.5%, from the December 31, 1995 balance of $1,220,000. During the first three months of 1996, sales of foreclosed properties totaled $201,000; transfers from loans to assets in foreclosure were $440,000 and write downs of assets in foreclosure equaled $111,000. The balance of net assets in foreclosure at March 31, 1995 was $1,075,000.
Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of March 31, 1996, there were three unrelated borrowers with troubled debt restructured loans totaling $1,102,000, compared with a balance of $1,183,000 as of December 31, 1995 and $1,850,000 at March 31, 1995. All
three customers were complying with the restructured terms as of March 31, 1996.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of March 31, 1996, loans past due 90 days or more and still accruing interest were $1,376,000, compared to $1,553,000 as of December 31, 1995 and $8,168,000 as of March 31, 1995. The reduction in the loans past due 90 days or more and still accruing interest category from March 31, 1995 to December 31, 1995, is the result of transferring the three loans mentioned above from two unrelated borrowers to the non-accrual category during the third quarter of 1995.

The following information concerns impaired loans as described in note 3:

     Impaired Loans:

Restructured Loans                                  $1,102,000
Nonaccrual Loans                                     8,616,000
                                                    ----------
                                                    $9,718,000
                                                    ==========

     Average year-to-date impaired loans:                       $9,598,000
                                                                ==========
     Impaired loans with specific loss allowances:              $9,718,000
                                                                ==========
     Loss allowances reserved on impaired loans:                $1,268,000
                                                                ==========
     Income recognized on impaired loans during
          the first three months of 1996                        $  276,000
                                                                ==========

     The Banks' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Banks recognize income on nonaccrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks. The Banks will not recognize income if these factors do not exist.

OTHER OPERATING INCOME



                                        Three Months Ended March 31,
                                         1996                  1995
                                          (Dollars in thousands)
Service charges                 $                  608   $            550
Securities gains (losses), net                     (50)              (144)
Trust income                                       395                241
Other income                                       276                265
                                            ----------           --------
Total other operating income    $                1,229   $            912
                                            ==========           =========

     Other operating income for the first three months of 1996 increased $317,000, or 34.8%, from $912,000 at March 31, 1995 to $1,229,000 at March 31,
1996.   This rise in other income is primarily the result of a $154,000 increase in trust income, a $94,000 reduction in security losses and a $58,000 growth in service charges.

     The $58,000, or 10.5% increase in service charges is the result of higher overdraft fees and service fees on checking accounts. The Corporation recorded a $50,000 net security loss during the first three months of 1996, compared to a net loss of $144,000 for the same period in 1995. From time to time, the Corporation sells securities to fund the purchase of other securities in an effort to enhance the overall return of the portfolio and to fund loan demand.

     Income from the Trust and Financial Services Department increased $154,000, or 63.9%, in the first three months of 1996, compared to the same period in 1995. This was the result of both an increase in the book value of trust assets of 27.8% from March 31, 1995 to March 31, 1996 and the Corporation's continuing emphasis on marketing the Trust and Financial Services Department's products and services. Other income increased from $265,000 in the first three months of 1995, to $276,000 in the first three months of 1996.
                                     PAGE 10

OTHER OPERATING EXPENSES


                                 Three Months Ended March 31,
                                    1996             1995
                                    (Dollars in thousands)
Salaries                        $       2,529  $           2,192
Employee benefits                         888                920
Net occupancy expense                     476                392
Equipment expense                         500                411
FDIC premiums                              44                417
Other expenses                          1,885              1,566
                                -------------  -----------------
Total other operating expenses  $       6,322  $           5,898
                                =============  =================

     Other operating expenses for the first three months of 1996 of $6,322,000 increased $424,000, or 7.2%, from the $5,898,000 for the same period in 1995. The rise in operating expenses was largely due to higher expenses related to four new branches opened after March 31, 1995, net assets in foreclosure write
downs and increases in legal and consulting fees.   These increases were
partially offset by a reduction in the Federal Deposit Insurance Corporation ("FDIC") premium.

       Employee salaries increased $337,000, or 15.4% from $2,192,000 for the first three months of 1996 to $2,529,000 for the same period in 1996. Salary increases directly related to the staffing of the four new branches were $125,000. The remaining increase in salaries reflects cost of living increases, merit increases and additional staff necessitated by current and planned future growth. Employee benefits decreased $32,000, or 3.6%, to $888,000 in the first three months of 1996, from the $920,000 employee benefits expensed during the same period in 1995. The decrease in employee benefits is due to the tax expense associated with stock options exercised during the first quarter of 1995.

       Net occupancy expense increased $84,000, or 21.4%, from $392,000 in the first three months of 1995 to $476,000 in the first three months of 1996. The four new branches were responsible for $56,000 of this increase. Equipment expense increased $89,000, or 21.6% during the first three months of 1996, compared to the same period in 1995. First quarter 1996 equipment expenses related to the new branches totaled $36,000. The remainder of this rise is due to both equipment depreciation and maintenance associated with planned increased data processing capabilities. The increased data processing capabilities include modernizing our branches through platform automation and teller terminals, and the ongoing updating of data processing equipment to manage the rise in volume related to the growth of the Corporation.

     During the third quarter of 1995, the FDIC confirmed that the Bank Insurance Fund was fully recapitalized at the end of May 1995. As a result, the new lower premium rates were made retroactive to June 1, 1995. The first quarter of 1996 FDIC premium expense was $44,000, compared to the first quarter of 1995 premium expense of $417,000.

     Other expenses increased $319,000, or 20.4%, from $1,566,000 in the first three months of 1995, compared to $1,885,000 other expenses recorded during the same period in 1996. This increase is primarily the result of a $110,000 write down of net assets in foreclosure, $38,000 in legal fees related to the Farmers merger and an increase in consulting fees of $39,000. The additional other operating expenses related to the four new branches was $16,000 during the first quarter of 1996.

INCOME TAXES

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE SHEET ANALYSIS

     Total assets grew $17,101,000, or 1.8%, from $937,345,000 at December 31,
1995 to $954,446,000 at March 31, 1996. This growth was primarily in interest earning assets which grew $13,024,000 to $902,755,000 at March 31, 1996, from $889,731,000 at December 31, 1995. During the first three months of 1996 investment securities grew $9,740,000, loans increased $2,444,000, Federal Funds sold rose $1,005,000 and interest-bearing deposits in banks decreased $165,000.

       Total deposits rose $15,231,000 from $794,500,000 at December 31, 1995 to $809,731,000 at March 31, 1996. This growth was due to a $8,535,000 rise in time deposits, a $6,066,000 increase in money market accounts and a $3,141,000 increase in savings accounts. Offsetting these increases were a $1,862,000 decrease in NOW accounts and a $649,000 reduction in noninterest-bearing accounts. Other borrowing decreased $2,029,000 during the first three months of 1996.

CAPITAL

      Capital formation is critical to the Corporation's well being and future growth. Capital for the period ending March 31, 1996 was $87,999,000, an increase of $1,637,000 over the end of 1995. The increase is primarily the result of the retention of the Corporation's earnings. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority which, if it were to be implemented, would have a material effect on the Corporation's capital.

     The Corporation's capital ratios exceed regulatory requirements. Existing minimum regulatory capital ratio requirements are 5.5% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 10.00% at March 31, 1996, compared with 9.98% at December 31, 1995. Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 Capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 1996, the Corporation's Tier 1 risk-adjusted capital ratio was 12.76%, and the total risk-adjusted capital ratio was 14.01%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at March 31, 1996.

         To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.
Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 9.07% at March 31, 1996 and 8.99% at December 31, 1995.

        The $.20 per share cash dividend paid during the first quarter of 1996 was 11.1% higher than the $.18 per share cash dividend paid during the first quarter of 1995. Activity in both the Corporation's dividend reinvestment and stock purchase and stock options plans did not have a material impact on capital during the first quarter of 1996.

LIQUIDITY

        Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity answers the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $19,201,000 during the first three months of 1996 and securities available for sale averaged $174,402,000 during the first three months of 1996, more than sufficient to match normal fluctuations in loan demand or deposit fund supplies. Backup sources of liquidity are provided by Federal Fund lines carried in the subsidiary banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia, of which Harleysville, Citizens and Security are members, and from the Federal Home Loan Bank of Pittsburgh, of which Harleysville and Citizens are members.

       There are currently a number of issues before Congress which may effect the Corporation and its business operations, and the business operations of its subsidiaries. However, management does not believe these issues will have a material adverse effect on liquidity, capital resources or the results of operations.

     There are no known trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

                        PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings.
- ---------------------------
      Management, based upon discussions with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries - Harleysville National Bank and Trust Company, The Citizens National Bank of Lansford and Security National Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Banks by government authorities.

Item 2.  Change in Securities.
- -----------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities.
- -----------------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

         None.

Item 5.  Other Information.
- --------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------
         (a)  Exhibits:
              None.

         (b)  Reports on Form 8-K:

              On March 1, 1996, a Form 8-K was filed by the Registrant reporting that on March 1, 1996, Farmers & Merchants Bank ("Farmers") was merged with and into The Citizens National Bank of Lansford ("Citizens"), a wholly owned subsidiary of Harleysville National Corporation (the "Corporation"), pursuant to an Agreement and Plan of Reorganization dated September 7, 1995, and a related Agreement and Plan of Merger of the same date. Shareholders of Farmers received 0.6190 shares of the Corporation Common Stock for each share of Farmers' Common Stock outstanding prior to the acquisition. A total of 438,262 shares were issued by the Corporation in the transaction. The acquisition is not expected to have a material impact on the Corporation's financial position and results of operations.

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

Date:  May 14, 1996
                                 PAGE 15