Form 10-Q
period 1996-06-30
HARLEYSVILLE NATIONAL CORP
filed 1996-08-13
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                      SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  1996.

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,637,824 shares of Common
Stock,  $1.00  par  value,  outstanding  on  July  31,  1996.

                    HARLEYSVILLE  NATIONAL  CORPORATION


                       INDEX  TO  FORM  10-Q  REPORT

                                                                      PAGE

Part  I.    Financial  Information

Consolidated Balance Sheets - June 30, 1996 and December 31, 1995       3

Consolidated Statements of Income - Six Months and Three Months Ended   4
   June 30, 1996 and 1995

Consolidated Statements of Cash Flows - Six Months Ended                5
   June 30, 1996 and 1995

Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis of Financial Condition and         7
   Results of Operations

Part II.  Other Information                                            15

Signatures                                                             17

                     PART  1.    FINANCIAL  INFORMATION
             HARLEYSVILLE  NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED  BALANCE  SHEETS
                              (Unaudited)


                                                                     June 30, 1996      December 31, 1995
                                                                   ------------------  -------------------
ASSETS
Cash and due from banks                                               $38,643,057          $34,312,059
Federal Funds sold                                                      8,000,000           16,295,000
                                                                   ------------------  -------------------
    Total cash and cash equivalents                                    46,643,057           50,607,059
                                                                   ------------------  -------------------
Interest-bearing deposits in banks                                      4,539,631            1,703,268
Investment securities available for sale                              199,227,714          159,325,961
Investment securities held to maturity
(market value $60,406,756 and $85,651,810, respectively)               60,089,255           83,668,528
Loans                                                                 663,497,905          638,219,573
Less: Unearned income                                                  (8,661,385)          (9,481,622)
Allowance for loan losses                                             (10,494,247)          (9,891,324)
                                                                   ------------------  -------------------
             Net loans                                                644,342,273          618,846,627
                                                                   ------------------  -------------------
Bank premises and equipment, net                                       12,503,018           11,995,396
Accrued income receivable                                               6,470,711            6,150,130
Other real estate owned                                                 1,866,667            1,220,131
Intangible assets, net                                                  1,809,080            1,959,860
Other assets                                                            2,383,835            1,867,912
                                                                   ------------------  -------------------
         Total assets                                                $979,875,241         $937,344,872
                                                                   ==================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing                                                  $129,393,940        $117,698,263
Interest-bearing:
NOW accounts                                                           90,729,178           91,616,367
Money market accounts                                                 166,989,778          155,641,250
Savings                                                               106,863,539          101,993,095
Time, under $100,000                                                  300,500,689          299,359,040
Time, $100,000 or greater                                              38,962,520           28,191,693
                                                                   ------------------  -------------------
          Total deposits                                              833,439,644          794,499,708
Accrued interest payable                                               13,099,411           12,081,557
U.S. Treasury notes                                                     2,035,904            1,837,396
Federal Home Loan Bank (FHLB) borrowings                               18,500,000           21,200,000
Securities sold under agreements to repurchase.                        17,285,840           16,713,629
Other liabilities                                                       5,349,911            4,650,512
                                                                   ------------------  -------------------
          Total liabilities                                           889,710,710          850,982,802
                                                                   ------------------  -------------------
Shareholders' Equity:
Series preferred stock,  par value $1 per share;
authorized 3,000,000 shares, none issued                                   -                    -
Common stock, par value $1 per share; authorized 30,000,000
shares; issued and outstanding 6,636,625 shares in 1996 and
6,316,208 shares in 1995                                                6,636,625           6,316,208
Additional-paid-in-capital                                             40,105,114          30,882,765
Retained Earnings                                                      43,667,139          47,780,078
Net unrealized gains on investment securities available for sale         (244,347)          1,383,019
                                                                   ------------------  -------------------
          Total shareholders' equity                                   90,164,531          86,362,070
                                                                   ------------------  -------------------
          Total liabilities and shareholders' equity                 $979,875,241        $937,344,872
                                                                   ==================  ===================

See accompanying notes to consolidated financial statements.

               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

                                                                    Six months Ended                         Three months Ended
                                                                        June 30,                                  June 30,
                                                                   ------------------                       --------------------
                                                                                1996                 1995                  1996
                                                                   ------------------  -------------------  --------------------
INTEREST INCOME
Loans, including fees                                              $      26,059,059   $       25,212,363   $        12,955,510
Lease financing                                                            1,708,658            1,524,280               865,274
Investment securities:
   Taxable .                                                               5,897,404            5,260,389             3,004,196
   Exempt from federal taxes                                               1,825,578            1,237,252               975,365
Federal funds sold                                                           398,774              202,228               142,443
Deposits in banks                                                             71,833               54,163                51,557
                                                                   ------------------  -------------------  --------------------
      Total interest income                                               35,961,306           33,490,675            17,994,345
                                                                   ------------------  -------------------  --------------------

INTEREST EXPENSE
Savings deposits                                                           4,733,310            4,921,089             2,394,789
Time, under $100,000                                                       8,526,681            6,975,260             4,221,864
Time, $100,000 or greater                                                    874,558              707,257               461,435
Borrowed funds                                                               993,189            1,087,259               474,185
                                                                   ------------------  -------------------  --------------------
      Total interest expense                                              15,127,738           13,690,865             7,552,273
                                                                   ------------------  -------------------  --------------------
      Net interest income                                                 20,833,568           19,799,810            10,442,072
Provision for loan losses                                                  1,055,208            1,053,500               529,217
                                                                   ------------------  -------------------  --------------------
      Net interest income after provision for loan losses                 19,778,360           18,746,310             9,912,855
                                                                   ------------------  -------------------  --------------------
OTHER OPERATING INCOME
Service charges                                                            1,264,885            1,129,514               657,014
Security losses, net                                                        (119,050)            (172,316)              (69,181)
Trust income                                                                 685,440              529,997               290,059
Other Income                                                                 584,531              524,642               309,089
                                                                   ------------------  -------------------  --------------------
      Total other operating income                                         2,415,806            2,011,837             1,186,981
                                                                   ------------------  -------------------  --------------------
      Net interest income after provision for loan losses
         and other operating income                                       22,194,166           20,758,147            11,099,836
                                                                   ------------------  -------------------  --------------------
OTHER OPERATING EXPENSES
Salaries, wages and employee benefits                                      6,753,463            6,178,974             3,336,947
Occupancy                                                                    905,776              757,051               429,847
Furniture and equipment                                                      994,349              864,156               493,926
FDIC premium                                                                  87,350              834,876                42,975
Other expenses                                                             3,656,946            3,318,966             1,771,947
                                                                   ------------------  -------------------  --------------------
      Total other operating expenses                                      12,397,884           11,954,023             6,075,642
                                                                   ------------------  -------------------  --------------------
      Income before income taxes                                           9,796,282            8,804,124             5,024,194
Income tax expense                                                         2,767,697            2,603,158             1,379,722
                                                                   ------------------  -------------------  --------------------
Net income                                                         $       7,028,585   $        6,200,966   $         3,644,472
                                                                   ==================  ===================  ====================

Weighted average number of common shares                                   6,663,650            6,637,124             6,664,252
                                                                   ==================  ===================  ====================

Net income per share information                                   $            1.05   $             0.93   $              0.55
                                                                   ==================  ===================  ====================

Cash dividends per share                                           $            0.38   $             0.34   $              0.19
                                                                   ==================  ===================  ====================

See accompanying notes to consolidated financial statements.

                   HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                                  Three months Ended
                                                                       June 30,
                                                                          1995
                                                                   ------------
INTEREST INCOME
Loans, including fees                                              $12,875,338
Lease financing                                                        765,135
Investment securities:
   Taxable .                                                         2,728,493
   Exempt from federal taxes                                           610,836
Federal funds sold                                                     171,010
Deposits in banks                                                       29,351
                                                                   ------------
      Total interest income                                         17,180,163
                                                                   ------------

INTEREST EXPENSE
Savings deposits                                                     2,409,460
Time, under $100,000                                                 3,780,847
Time, $100,000 or greater                                              406,303
Borrowed funds                                                         548,340
                                                                   ------------
      Total interest expense                                         7,144,950
                                                                   ------------
      Net interest income                                           10,035,213
Provision for loan losses                                              518,000
                                                                   ------------
      Net interest income after provision for loan losses            9,517,213
                                                                   ------------
OTHER OPERATING INCOME
Service charges                                                        579,667
Security losses, net                                                   (28,667)
Trust income                                                           288,399
Other Income                                                           260,020
                                                                   ------------
      Total other operating income                                   1,099,419
                                                                   ------------
      Net interest income after provision for loan losses
         and other operating income                                 10,616,632
                                                                   ------------
OTHER OPERATING EXPENSES
Salaries, wages and employee benefits                                3,067,361
Occupancy                                                              364,515
Furniture and equipment                                                453,459
FDIC premium                                                           417,589
Other expenses                                                       1,752,992
                                                                   ------------
      Total other operating expenses                                 6,055,916
                                                                   ------------
      Income before income taxes                                     4,560,716
Income tax expense                                                   1,355,170
                                                                   ------------
Net income                                                         $ 3,205,546
                                                                   ============

Weighted average number of common shares                             6,661,017
                                                                   ============

Net income per share information                                   $      0.48
                                                                   ============

Cash dividends per share                                           $      0.17
                                                                   ============
See accompanying notes to consolidated financial statements.

               HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (Unaudited)


                                                                                Six Months Ended June 30,
OPERATING ACTIVITIES:                                                                1996           1995
                                                                               -------------  -------------
  Net Income                                                                   $   7,028,585   $  6,200,966
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                                      1,055,208      1,053,500
    Depreciation and amortization                                                    645,920        496,082
    Net amortization of investment
      securities' discount/premiums                                                  242,758        215,651
    Net realized security loss                                                       119,050        172,316
    Increase in accrued income receivable                                           (320,581)      (204,557)
    Increase in accrued interest payable                                           1,017,854        996,502
    Net increase in other assets                                                    (449,836)      (332,052)
    Net increase in other liabilities                                              2,471,922      1,551,231
    Decrease in unearned income                                                     (820,237)       (84,779)
    Write-down of other real estate owned                                            111,067         99,894
    Decrease in intangible assets                                                    150,780        177,570
                                                                               -------------    -----------
       Net cash provided by operating activities                                  11,252,490     10,342,324
                                                                               -------------    -----------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                 38,519,510     10,886,479
  Proceeds from maturity or calls of investment securities held to maturity        7,552,678     14,403,016
  Proceeds from maturity or calls of investment securities available for sale     20,506,109     10,903,472
  Purchases of investment securities held to maturity                                      -    (31,162,273)
  Purchases of investment securities available for sale                          (85,735,641)    (3,606,391)
  Net increase in short-term investments                                          (2,836,363)      (721,998)
  Net increase in loans                                                          (26,641,325)    (9,177,111)
  Net increase in premises and equipment                                          (1,153,542)    (1,881,417)
  Proceeds from sales of other real estate                                            87,018        823,896
                                                                               --------------    -----------
    Net cash used in investing activities                                        (49,701,556)    (9,532,327)
                                                                               --------------    -----------
FINANCING ACTIVITIES:
  Net increase in deposits                                                        38,939,936     29,884,211
  Increase (decrease) in U.S. Treasury demand notes                                  198,508       (234,610)
  Decrease in Federal Funds purchased                                                      -    (12,716,000)
  (Decrease) increase in FHLB borrowings                                          (2,700,000)    12,200,000
  Increase in securities sold under agreement                                        572,211      2,046,348
  Cash dividends                                                                  (2,528,016)    (2,284,452)
  Dividend reinvestment                                                              (18,985)           (76)
  Stock options                                                                       21,410        403,082
                                                                               --------------    -----------
    Net cash provided by financing activities                                     34,485,064     29,298,503
                                                                               --------------    -----------
Increase (decrease) in cash and cash equivalents                                  (3,964,002)    30,108,500
Cash and cash equivalents at beginning of year                                    50,607,059     36,820,176
                                                                               --------------    -----------
Cash and cash equivalents at end of the second quarter                         $  46,643,057   $ 66,928,676
                                                                               ==============   ============
Cash paid during the year for:
     Interest                                                                 $   14,109,884   $ 12,694,363
                                                                               ==============  =============
     Income taxes                                                             $    1,210,000   $  1,617,006
                                                                               ==============  =============
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned               $      910,708   $    274,526
                                                                               ==============  =============

See accompanying notes to consolidated financial statements.

              HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens") and Security National Bank ("Security") (collectively, the "Banks") - as of June 30, 1996, and the results of its operations and cash flows for the six month periods ended June 30, 1996 and 1995. Prior year amounts have been restated to incorporate the acquisition of Farmers & Merchants Bank (see note five). It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's 1995 annual report.

The results of operations for the six and three month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

NOTE  5  -  On  March  1, 1996, the Corporation consummated the acquisition of
Farmers & Merchants Bank (Honesdale, PA.) ("Farmers"). The acquisition was pursuant to an Agreement and Plan of Reorganization and an Agreement and Plan of Merger which was executed on September 7, 1995. The agreements delineate the terms of the combination. The shareholders of Farmers approved the merger at a meeting of shareholders on January 31, 1996. For each share of Farmers common stock outstanding, 0.6190 shares of the Corporation's common stock were issued at the closing on March 1, 1996. As a result of the transaction, 438,262 new shares of Harleysville National Corporation, par value $1.00 per share, were issued on March 1, 1996 pursuant to Registration Statement No. 33-65021 filed with the SEC and which was effective January 2, 1996. Farmers' banking operations were merged into those of Citizens. The Farmers merger was accounted for on a pooling-of-interests basis.

NOTE 6 - On May 9, 1996, the Board of Directors of Harleysville National Corporation declared a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held) that was payable June 28, 1996, to shareholders of record June 14, 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS

     Consolidated net income for the first six months of 1996 was $7,029,000, an increase of $828,000, or 13.4%, over the first six months of 1995 net income of $6,201,000. Earnings per share for the first six months of 1996 were $1.05, compared to $.93 in the first six months of 1995. Consolidated net income for the second quarter of 1996 was $3,644,000, an increase of $438,000, or 13.7%, over the second quarter of 1995 net income of $3,206,000.
 Earnings per share for the second quarter of 1996 of $0.55 increased $0.07, or 14.6% , over the second quarter of 1995 earnings per share of $0.48.

     For the six months ended June 30, 1996, the annualized return on average assets and the annualized return on average shareholders' equity were 1.48% and 15.86%, respectively. For the same period in 1995, the annualized return on average assets was 1.41% and the annualized return on average shareholders' equity was 15.72%. For the three months ended June 30, 1996, the annualized return on average assets was 1.51% compared to 1.44% for the same period of 1995, and the annualized return on average shareholders' equity was 16.23% for the second quarter of 1996 and 15.83% for the second period of 1995.

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

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES

     Net interest income for the first six months of 1996 of $20,834,000 increased $1,034,000, or 5.2%, over the first six months of 1995 net interest income of $19,800,000. Net interest income for the second quarter of 1996 increased by $407,000, or 4.1%, over the second quarter of 1995. As illustrated in the table on the next page, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first six months of 1996, compared to the same period in 1995. The increase in interest income was partially offset by a rise in interest expense, primarily led by an increase in time deposit interest expense related to higher volumes and rates.

     The rate-volume variance analysis set forth in the table on the next page, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the six months ended June 30, 1996 over June 30, 1995 and the three months ended June 30, 1996 over June 30 1995 by their rate and volume components.


                                                   Six Months ended
                                                    June 30, 1996
                                                     Over/(Under)
                                                    June 30, 1995



                                               Total         Caused by:
                                                             ----------
                                             Variance      Rate      Volume
                                             ---------  -----------  ------
Interest Income:
  Securities *                                  1,542          360    1,182
  Money market instruments                        214          (15)     229
  Loans *                                       1,035         (343)   1,378
                                             ---------  -----------  ------
     Total                                      2,791            2    2,789
                                             ---------  -----------  ------

Interest Expense:
  Savings deposits                               (188)        (284)      96
  Time deposits and certificates of deposit     1,719          557    1,162
  Other borrowings                                (95)        (173)      78
                                             ---------  -----------  ------
      Total                                     1,436          100    1,336
                                             ---------  -----------  ------

Net interest income                             1,355          (98)   1,453
                                             =========  ===========  ======
    *Tax Equivalent Basis

                                                    Three Months Ended
                                                      June 30, 1996
                                                       Over/(Under)
                                                      June 30, 1995

                                             Total           Caused by:
                                                            -----------
                                             Variance      Rate      Volume
                                             --------  -----------   ------
Interest Income:
  Securities *                                  832          187      645
  Money market instruments                       (6)         (12)       6
  Loans *                                       184         (574)     758
                                             ---------  -----------  ------
     Total                                    1,010         (399)   1,409
                                             ---------  -----------  ------

Interest Expense:
  Savings deposits                               (15)        (148)     134
  Time deposits and certificates of deposit      496           80      416
  Other borrowings                               (74)         (91)      18
                                             ---------  -----------  ------
      Total                                      407         (159)     568
                                             ---------  -----------  ------

Net interest income                              603         (240)     841
                                             =========  ===========  ======
    *Tax Equivalent Basis



     Taxable-equivalent net interest income was $21,965,000 for the first six months of 1996, compared to $20,610,000 for the same period in 1995, a 6.6% or $1,355,000 increase. This increase in taxable-equivalent net interest income was due to a $1,453,000 increase related to volume, offset by a $98,000 decrease related to interest rates. Total taxable-equivalent interest income grew $2,791,000, the result of the higher volumes in each earning asset category. Average year-to-date earning assets increased to $905,386,000 at June 30, 1996 from $831,137,000 at June 30, 1995, a 8.9% increase.

            Total  interest  expense  grew $1,436,000 during the first half of
1996, compared to the same period in 1995. This growth was principally the result of both higher time deposit rates and volumes. The volume of average time deposits increased $41,351,000, or 14.1% during the first half of 1996, compared to the first half of 1995. Also contributing to the growth in interest expense were increases in savings deposits and other borrowing of $7,284,000 and $3,034,000, respectively. Other borrowings include Federal Funds purchased, Federal Home Loan Bank borrowings, securities sold under agreements to repurchase and U. S. Treasury notes.

             Taxable-equivalent  net  interest  income  of  $11,043,000  was
$603,000,  or  5.8%  higher  for  the  second  quarter  of  1996,  compared to
$10,440,000 for the same period in 1995. Interest income grew $1,010,000 during this period, as a result of an increase in earning asset volumes. Second quarter average earning assets grew $72,456,000, compared to the second quarter of 1995. This growth included a $36,929,000 rise in investments and
a  $35,075,000  increase in loans.   The increase in the interest income was
partially offset by a $407,000 rise in interest expense. Increases in all deposit category balances and an increase in time deposit rates, contributed to this increase in interest expense. Nonaccruing loans are included in the average balance yield calculations, but the average nonaccruing loans were
insignificant  and  had  no  material  effect  on  the  results.    Variances
attributable  to  both  rate  and  volume  are  included in the volume column.

NET  INTEREST  MARGIN

     The net interest margin was 4.85% for the six month period ended June 30, 1996, a decrease of .11% from the 4.96% net interest margin for the first half of 1995. The yield earned on earning assets of 8.19% during the first half of 1996 was lower than the 8.25% earned during the first half of 1995. This drop in yield is due to the lower interest rate environment in 1996, compared to 1995. The 4.14% average interest rate paid on deposits during the first half of 1996 increased from the 4.03% rate paid during the same period in 1995. The increase in the rate is due to the higher rates paid on time deposits. The net interest margin was 4.83% in the second quarter of 1996, a .13% decrease from the 4.96% net interest margin recorded in the second quarter of 1995. The Banks have been able to effectively match assets and liabilities and maintain a consistent percentage of earning assets to total assets.

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

     For the first six months of 1996 the provision for loan losses was $1,055,000, compared to $1,054,000 for the same period in 1995. The loan loss reserve grew 14.7% from June 30, 1995 to June 30, 1996. Net charge offs were $452,000 for the six months ended June 30, 1996, compared with $51,000 for the six months ended June 30, 1995. The net loans charged off during the first six months of 1996 were attributed to all loan categories. The ratio of the allowance for loan losses to loans increased to 1.60% at June 30, 1996, from 1.58% at December 31, 1995.

ALLOWANCE  FOR  LOAN  LOSSES

Transaction  in  the  allowance  for  loan  losses are  as  follows:


                                                     1996             1995
                                               ---------------  ---------------
Balance, Beginning of Year                        $9,891,000       $8,150,000
Provision charged to operating expenses            1,055,000        1,054,000
Loans charged off                                   (513,000)        (242,000)
Recoveries                                            61,000          191,000
                                               ---------------  ---------------
Balance, June 30                                 $10,494,000       $9,153,000
                                               ===============  ===============

Ratios:
- -------
                                                    June 30, 1996    Dec. 31, 1995    June 30, 1995
                                                    -------------    -------------    -------------
Allowance for loan losses to nonperforming assets           83.9%            86.3%           178.4%

Nonperforming assets to total loans & net assets
acquired in foreclosure                                     1.93%            1.79%            0.85%

Allowance for loan losses to total loans                    1.60%            1.58%            1.52%

                                   PAGE 9

The following table sets forth an allocation of the allowance for loan losses by loan category:


                                      June 30, 1996
                                     --------------
                                                 Percent
                                    Amount      of Loans
                               --------------  ---------
Commercial and industrial      $    2,812,000        26%
Installment and other                 850,000        31%
Real estate                         1,973,000        36%
Lease financing                        96,000         7%
Unallocated                         4,763,000        N/A
                               --------------  ---------
  Total                        $   10,494,000       100%
                               ==============  =========



     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 1.93% of total loans and net assets acquired in foreclosure at June 30, 1996, compared to 1.79% at December 31, 1995 and .85% at June 30, 1995. The ratio of the allowance for loan losses to non-performing assets was 83.9% at June 30, 1996 compared to 86.3% at December 31, 1995 and 178.4% at June 30, 1995.

     Nonaccruing loans at June 30, 1996 of $9,612,000, increased $557,000 from the December 31, 1995 level of $9,055,000. Approximately $7,132,000, or 74.2%, of total nonaccruing loans are attributable to two unrelated commercial borrowers at June 30, 1996. The approximate amount of these two loans at December 31, 1995 was $6,972,000, or 77.0%, of total nonaccruing loans. One borrower has one loan in the amount of $5,242,000. This loan is well secured principally by real estate. This loan relates to a real estate development project. The other borrower has two loans in the aggregate principal amount of $1,890,000. These two loans are well secured principally by real estate. These two loans relate to a restaurant. Management continues to monitor these loans, and efforts to work out each of these loans are proceeding as quickly as administrative and legal constraints permit. The level of nonaccruing  loans  was  $2,667,000  at  June  30,  1995.

      Net  assets  in  foreclosure totaled  $1,933,000 as of  June 30,
1996, an increase of $713,000, or 58.4%, from the December 31, 1995 balance of $1,220,000. During the first six months of 1996, transfers from loans to assets in foreclosure were $911,000, payments on foreclosed properties totaled $87,000 and write downs of assets in foreclosure equaled $111,000. The
$911,000 in loans transferred to assets in foreclosure included $387,000 of mortgage loans, $85,000 of commercial loans and $439,000 of loans associated with consumer loans. The balance of net assets in foreclosure at June 30, 1995 was $610,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of June 30, 1996, there were three unrelated borrowers with troubled debt restructured loans totaling $1,115,000, compared with a balance of $1,183,000 as of December 31, 1995 and $1,854,000 at June 30, 1995. All three customers  were  complying  with  the  restructured terms as of June 30, 1996.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of June 30, 1996, loans past due 90 days or more and still accruing interest were $1,988,000, compared to $1,553,000 as of December 31, 1995 and $1,410,000 as of June 30, 1995.

      The following information concerns impaired loans as described in note 3:




     Impaired  Loans:


Restructured Loans                                  $1,115,000
Nonaccrual Loans                                     8,640,000
                                                    ----------
                                                    $9,755,000
                                                    ==========

     Average year-to-date impaired loans:                       $9,617,000
                                                                ==========

     Impaired loans with specific loss allowances:              $9,755,000
                                                                ==========

     Loss allowances reserved on impaired loans:                $1,280,000
                                                                ==========

     Income recognized on impaired loans during
          the first six months of 1996                          $  400,000
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


OTHER  OPERATING  INCOME



                                  Six Months Ended June 30,    Three Months Ended June 30,
                                 ------------  ----------------  --------------  ----------------
                                     1996            1995             1996             1995
                                 ------------  ----------------  --------------  ----------------
                                                    (Dollars in thousands)
Service charges                  $     1,265   $         1,130   $         657   $           580
Securities gains (losses), net          (119)             (172)            (69)              (29)
Trust income                             685               530             290               288
Other income                             585               524             309               260
                                 ------------  ----------------  --------------  ----------------
Total other operating income     $     2,416   $         2,012   $       1,187   $         1,099
                                 ============  ================  ==============  ================

     Other operating income for the first six months of 1996 increased $404,000, or 20.1%, from $2,012,000 at June 30, 1995 to $2,416,000 at June 30,
1996. This rise in other income is primarily the result of a $155,000 increase in trust income, a $135,000 growth in service charges and a $53,000 reduction in security losses. The second quarter 1996 other operating income of $1,187,000 was $88,000, or 8.0% higher than the second quarter of 1995 other operating income of $1,099,000. This increase was primarily due to a $77,000 increase in service charges and a $49,000 rise in other income, offset by an increase in security losses of $40,000.

     Both the year-to-date $135,000 increase and the second quarter $77,000 rise in service charges are the result of higher overdraft fees and service fees on checking accounts. The Corporation recorded a $119,000 net security loss during the first six months of 1996, compared to a net loss of $172,000 for the same period in 1995. The 1996 second quarter net security loss of $69,000 was greater than the $29,000 net security loss recorded in the second quarter of 1995. From time to time, the Corporation sells securities to fund the purchase of other securities in an effort to enhance the overall return of the portfolio and to fund loan demand.

     Income from the Trust and Financial Services Department increased $155,000, or 29.2%, in the first six months of 1996, compared to the same period in 1995. This was the result of both an increase in the book value of trust assets of 26.3% from June 30, 1995 to June 30, 1996 and the Corporation's continuing emphasis on marketing the Trust and Financial Services Department's products and services. Trust and Financial Services Department income in the second quarter of 1996 was slightly ahead of the second quarter of 1995. Other income for the first six months of 1996 and for the second quarter of 1996 increased $61,000 and $49,000, respectively, compared to the same periods in 1995. These increases were due to higher leasing fees and a rise in credit card fees.


OTHER  OPERATING  EXPENSES



                                Six Months Ended June 30,       Three Months Ended June 30,
                                -----------  -----------------------  -------------  ---------------
                                   1996               1995                1996            1995
                                -----------  -----------------------  -------------  ---------------
                                                       (Dollars in thousands)
  Salaries                      $     5,028  $                 4,455  $       2,499  $         2,263
Employee benefits                     1,725                    1,724            837              804
Net occupancy expense                   906                      757            430              365
Equipment expense                       994                      864            494              453
FDIC premiums                            87                      835             43              418
Other expenses                        3,657                    3,319          1,773            1,753
                                -----------            -------------     ----------        ---------
Total other operating expenses  $    12,397  $                11,954  $       6,076  $         6,056
                                ===========            =============     ==========        =========

     Other operating expenses for the first six months of 1996 of $12,397,000 increased $443,000, or 3.7%, from the $11,954,000 for the same period in
1995. The rise in operating expenses was largely due to higher expenses related to three new branches opened after June 30, 1995 and one that opened during May 1995. Also contributing to this rise were increases in legal fees, consulting fees and expenses related to the overall growth of the Banks. These increases were partially offset by a reduction in the Federal Deposit Insurance Corporation ("FDIC") premium. The second quarter of 1996 other operating expenses of $6,076,000 increased $20,000, over the second quarter of 1995 other operating expense of $6,056,000.

     Employee salaries increased $573,000, or 12.9% from $4,455,000 for the first six months of 1995 to $5,028,000 for the same period in 1996. The salary increase directly related to the staffing of the four new branches was $230,000. The remaining increase in salaries reflects cost of living increases, merit increases and additional staff necessitated by current and planned future growth. Employee benefits of $1,725,000 expensed in the first six months of 1996 increased slightly, from the $1,724,000 employee benefits expensed during the same period in 1995. This small growth is the result of the tax expense associated with stock options exercised during the first quarter of 1995, being equal to the increase in employee benefits associated with the new branches and normal salary increases during 1996. The $33,000 growth in employee benefits expense in the second quarter of 1996, compared to 1995 is primarily due to the new branches.

     Net occupancy expense increased $149,000, or 19.7%, from $757,000 in the first six months of 1995 to $906,000 in the first six months of 1996. The four new branches were responsible for $94,000 of this increase. The $65,000 increase in occupancy expenses in the second quarter of 1996, compared to the same period in 1995, is primarily due to the $38,000 associated with the new branches. Equipment expense increased $130,000, or 15.0% during the first six months of 1996, compared to the same period in 1995. The first six months of 1996 equipment expenses related to the new branches totaled $61,000. The remainder of this rise is due to both equipment depreciation and maintenance associated with planned increased data processing capabilities. The increased data processing capabilities include modernizing our branches through platform automation and teller terminals, and the ongoing updating of data processing equipment to manage the rise in volume related to the growth of the Corporation. Equipment expenses grew $41,000 in the second quarter of 1996, compared to the same quarter in 1995.

     During the third quarter of 1995, the FDIC confirmed that the Bank Insurance Fund was fully recapitalized at the end of May 1995. As a result, the new lower premium rates were made retroactive to June 1, 1995. The first half of 1996 FDIC premium expense was $87,000, compared to the first half of 1995 premium expense of $835,000. The second quarter of 1996 FDIC premium was $43,000 and the second quarter of 1995 FDIC premium was $418,000.
Congress is also considering a variety of proposals to remedy the large disparity of insurance premiums paid by savings and loan associations for deposit insurance under the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") in comparison to the premiums paid by banks for deposit insurance under the Bank Insurance Fund ("BIF") also administered by the FDIC. Management is unable to assess the exact cost associated with any of these proposals, but one or more of these proposals should result in an increase of FDIC premiums in the future and/or the payment of some type of special assessment.

     Other  expenses increased $338,000, or 10.2%, from $3,319,000 in the first six months of 1995, compared to $3,657,000 other expenses recorded during the same period in 1996. This increase is primarily the result of a $149,000 increase in legal expenses, a $92,000 rise in consulting fees and $32,000 in expenses related to the new branches. The increase in legal fees are associated with the Farmers merger, the resolution of legal matters and legal fees related to maintaining the loan portfolio. The rise in consulting fees are related to franchise expansion and consultation concerning enhancements to bank operations. The second quarter 1996 other expenses of $1,773,000, were $20,000 higher than the other expenses recorded in the second quarter of 1995.

INCOME  TAXES

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS

     Total assets grew $42,530,000, or 4.5%, from $937,345,000 at December 31,
1995 to $979,875,000 at June 30, 1996. This growth was primarily in interest earning assets which grew $36,962,000 to $926,693,000 at June 30, 1996, from $889,731,000 at December 31, 1995. During the first six months of 1996 loans grew $26,099,000, investment securities grew $16,322,000, interest-bearing deposits in banks rose $2,836,000 and Federal Funds Sold decreased $8,295,000.

     Total deposits rose $38,940,000 from $794,500,000 at December 31, 1995 to $833,440,000 at June 30, 1996. This growth was due to a $11,912,000 rise in time deposits, a $11,696,000 growth in noninterest-bearing accounts, an $11,349,000 increase in money market accounts and a $4,870,000 increase in savings accounts. Offsetting these increases was a $887,000 decrease in NOW accounts. Other borrowing decreased $1,929,000 during the first six months of 1996.

CAPITAL

     Capital formation is critical to the Corporation's well being and future growth. Capital for the period ending June 30, 1996 was $90,165,000, an increase of $3,803,000 over the end of 1995. The increase is primarily the result of the retention of the Corporation's earnings. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority which, if it were to be implemented, would have a material effect on the Corporation's capital.

     The  Corporation's    capital  ratios  exceed  regulatory  requirements.
Existing minimum regulatory capital ratio requirements are 5.5% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 10.00% at June 30, 1996, compared with 9.98% at December 31, 1995. Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 Capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 1996, the Corporation's Tier 1 risk-adjusted capital ratio was 12.67%, and the total risk-adjusted capital ratio was 13.92%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at June 30, 1996.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 9.22% at June 30, 1996 and 8.99% at December 31, 1995.

     The year-to-date June 30, 1996 cash dividend per share of $.38 was 11.8% higher than the cash dividend for the same period in 1995 of $.34. The $.19 per share cash dividend paid during the second quarter of 1996 was 11.8% higher than the $.17 per share cash dividend paid during the second quarter of 1995. On June 28, 1996, the Corporation paid a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held), to shareholders of record June 14, 1996. Activity in both the Corporation's dividend reinvestment and stock purchase and stock options plans did not have a material impact on capital during the first six months of 1996.

LIQUIDITY

     Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity answers the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $14,811,000 during the first six months of 1996 and securities available for sale averaged $182,678,000 during the first six months of 1996, more than sufficient to match normal fluctuations in loan demand or deposit fund supplies. Backup sources of liquidity are provided by Federal Fund lines carried in the subsidiary Banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh, of which Harleysville, Citizens and Security are members.

     There are currently a number of issues before Congress which may affect the Corporation and its business operations, and the business operations of its subsidiaries. However, management does not believe these issues will have a material adverse effect on liquidity, capital resources or the results of operations.

     There are no known trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

     Aside from those matters described above, management does not currently believe that there are any known trends or uncertainties which would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities which if they were to be implemented would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulation does have and in the future may have a negative impact on the corporation's results of operations.

                        PART II.    OTHER INFORMATION

Item  1.  Legal  Proceedings.
- -----------------------------
     Management, based upon discussions with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries - Harleysville National Bank and Trust Company, The Citizens National Bank of Lansford and Security National Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Banks by government authorities.

Item 2.  Change in Securities.
- ------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities.
- -----------------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

          (a) An annual meeting of shareholders was held at 9:30 a.m., on Tuesday, April 9, 1996, at Presidential caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

          (b), (c) One matter was voted upon as follows:

                   (1)  Two directors were elected, as below:

                        Elected                        Term Expires
                        -------                        ------------
                        John W. Clemens                    2000
                        Palmer E. Retzlaff                 2000

                        The results of the voting for the directors are as follows:

                        John W. Clemens

                             For              5,181,945
                             Against             24,445
                             Abstain              1,726

                        Palmer E. Retzlaff

                             For              5,143,639
                             Against             62,751
                             Abstain              1,726

                        Directors whose term continued after the meeting:

                                                      Term Expires:
                                                      ------------
                        Walter F. Vilsmeier                1999
                        Harold A. Herr                     1999
                        Walter E. Daller, Jr.              1998
                        Martin E. Fossler                  1998
                        Bradford W. Mitchell               1997
                        William M. Yocum                   1997

Item 5.  Other Information.
- ---------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

          (a)  Exhibits:
               None.

          (b)  Reports on Form 8-K:

               On March 1, 1996, a Form 8-K was filed by the Registrant reporting that on March 1, 1996, Farmers & Merchants Bank ("Farmers") was merged with and into The Citizens National Bank of Lansford ("Citizens"), a wholly owned subsidiary of Harleysville National Corporation (the "Corpora-tion"), pursuant to an Agreement and Plan of Reorganization dated September
7, 1995, and a related Agreement and Plan of Merger of the same date. Share-holders of Farmers received 0.6190 shares of the Corporation's Common Stock for each share of Farmers' Common Stock outstanding prior to the acquisition. A total of 438,262 shares were issued by the Corporation in the transaction. The acquisition is not expected to have a material impact on the Corporation's financial position and results of operations.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         HARLEYSVILLE  NATIONAL  CORPORATION




                                  /s/ Walter E. Daller, Jr.
                                  _________________________________
                                  Walter E. Daller, Jr., President
                                    and Chief Executive Officer
                                   (Principal executive officer)


                                  /s/ Vernon L. Hunsberger
                                  _________________________________

                                  Vernon L. Hunsberger, Treasurer
                                  (Principal financial and accounting officer)


Date:  August 13, 1996