Form 10-Q
period 1996-09-30
HARLEYSVILLE NATIONAL CORP
filed 1996-11-13
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                            SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September  30,  1996.

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,639,864 shares of Common
Stock,  $1.00  par  value,  outstanding  on  October  31,  1996.

                    HARLEYSVILLE  NATIONAL  CORPORATION


                      INDEX  TO  FORM  10-Q  REPORT

                                                                        PAGE

Part  I.    Financial  Information


Consolidated Balance Sheets - September 30, 1996 and December 31, 1995     3

Consolidated Statements of Income - Nine Months and Three Months Ended     4
September 30, 1996 and 1995

Consolidated Statements of Cash Flows - Nine Months Ended                  5
September 30, 1996 and 1995

Notes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis of Financial Condition and            7
Results of Operations

Part II.  Other Information                                               16

Signatures                                                                17

                 PART  1.    FINANCIAL  INFORMATION
         HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                   CONSOLIDATED  BALANCE  SHEETS
                            (Unaudited)


                                                                        September 30, 1996    December 31, 1995
                                                                       --------------------  -------------------
ASSETS
Cash and due from banks                                                $        36,538,660   $       34,312,059
Federal Funds sold                                                               2,500,000           16,295,000
                                                                       --------------------  -------------------
    Total cash and cash equivalents                                             39,038,660           50,607,059
                                                                       --------------------  -------------------
Interest-bearing deposits in banks                                               8,241,457            1,703,268
Investment securities available for sale                                       204,916,629          159,325,961
Investment securities held to maturity
 (market value $64,959,411 and $85,651,810, respectively)                       64,138,536           83,668,528
Loans                                                                          681,852,299          638,219,573
Less: Unearned income                                                           (8,359,816)          (9,481,622)
         Allowance for loan losses                                             (10,745,616)          (9,891,324)
                                                                       --------------------  -------------------
             Net loans                                                         662,746,867          618,846,627
                                                                       --------------------  -------------------
Bank premises and equipment, net                                                13,409,505           11,995,396
Accrued income receivable                                                        6,783,656            6,150,130
Other real estate owned                                                          1,707,908            1,220,131
Intangible assets, net                                                           1,733,690            1,959,860
Other assets                                                                     2,302,351            1,867,912
                                                                       --------------------  -------------------
         Total assets                                                  $     1,005,019,259   $      937,344,872
                                                                       ====================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                 $       139,283,220   $      117,698,263
   Interest-bearing:
     NOW accounts                                                               91,565,701           91,616,367
     Money market accounts                                                     169,913,645          155,641,250
     Savings                                                                   101,377,237          101,993,095
     Time, under $100,000                                                      294,084,562          299,359,040
     Time, $100,000 or greater                                                  40,340,114           28,191,693
                                                                       --------------------  -------------------
          Total deposits                                                       836,564,479          794,499,708
Accrued interest payable                                                        13,097,974           12,081,557
U.S. Treasury demand notes                                                       1,929,128            1,837,396
Federal funds purchased                                                         12,000,000                    -
Federal Home Loan Bank (FHLB) borrowings                                        21,500,000           21,200,000
Securities sold under agreements to repurchase.                                 19,997,035           16,713,629
Other liabilities                                                                6,695,041            4,650,512
                                                                       --------------------  -------------------
          Total liabilities                                                    911,783,657          850,982,802
                                                                       --------------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued                                          -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 6,638,667 shares in 1996 and
       6,316,208 shares in 1995                                                  6,638,667            6,316,208
    Additional-paid-in-capital                                                  40,153,921           30,882,765
    Retained Earnings                                                           45,746,851           47,780,078
    Net unrealized gains on investment securities available for sale               696,163            1,383,019
                                                                       --------------------  -------------------
          Total shareholders' equity                                            93,235,602           86,362,070
                                                                       --------------------  -------------------
          Total liabilities and shareholders' equity                   $     1,005,019,259   $      937,344,872
                                                                       ====================  ===================

See accompanying notes to consolidated financial statements.

           HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS  OF  INCOME

                              (Unaudited)
                                                               Nine months ended                 Three months Ended
                                                                 September 30,                      September 30,
                                                              -------------------                -------------------
                                                                     1996              1995             1996              1995
                                                              -------------------  ------------  -------------------  ------------
INTEREST INCOME
Loans, including fees                                         $       39,220,392   $38,003,780   $        13,161,333  $12,791,417
Lease financing                                                        2,795,545     2,318,864             1,086,887      794,584
Investment securities:
   Taxable                                                             8,975,825     8,068,195             3,078,421    2,807,806
   Exempt from federal taxes                                           2,866,437     1,901,496             1,040,859      664,244
Federal funds sold                                                       546,724       479,753               147,950      277,525
Deposits in banks                                                        168,330       107,317                96,497       53,154
                                                              -------------------  ------------  -------------------  ------------
      Total interest income                                           54,573,253    50,879,405            18,611,947   17,388,730
                                                              -------------------  ------------  -------------------  ------------

INTEREST EXPENSE
Savings deposits                                                       7,236,109     7,251,263             2,502,799    2,330,174
Time, under $100,000                                                  12,710,893    11,133,232             4,184,212    4,157,972
Time, $100,000 or greater                                              1,392,827     1,167,129               518,269      459,872
Borrowed funds                                                         1,559,053     1,589,826               565,864      502,567
                                                              -------------------  ------------  -------------------  ------------
      Total interest expense                                          22,898,882    21,141,450             7,771,144    7,450,585
                                                              -------------------  ------------  -------------------  ------------
      Net interest income                                             31,674,371    29,737,955            10,840,803    9,938,145
Provision for loan losses                                              1,572,443     1,651,500               517,235      598,000
                                                              -------------------  ------------  -------------------  ------------
      Net interest income after provision for loan losses             30,101,928    28,086,455            10,323,568    9,340,145
                                                              -------------------  ------------  -------------------  ------------
OTHER OPERATING INCOME
Service charges                                                        1,921,745     1,703,621               656,860      574,107
Security losses, net                                                     (96,091)     (171,955)               22,959          361
Trust income                                                           1,007,153       817,291               321,713      287,294
Other Income                                                             947,007       832,102               362,476      307,460
                                                              -------------------  ------------  -------------------  ------------
      Total other operating income                                     3,779,814     3,181,059             1,364,008    1,169,222
                                                              -------------------  ------------  -------------------  ------------
      Net interest income after provision for loan losses
         and other operating income                                   33,881,742    31,267,514            11,687,576   10,509,367
                                                              -------------------  ------------  -------------------  ------------
OTHER OPERATING EXPENSES
Salaries, wages and employee benefits                                 10,667,753     9,791,957             3,914,290    3,612,983
Occupancy                                                              1,379,458     1,138,447               473,682      381,396
Furniture and equipment                                                1,515,505     1,330,681               521,156      466,525
FDIC premium                                                             130,325       823,523                42,975      (11,353)
Other expenses                                                         5,395,252     5,066,457             1,738,306    1,747,491
                                                              -------------------  ------------  -------------------  ------------
      Total other operating expenses                                  19,088,293    18,151,065             6,690,409    6,197,042
                                                              -------------------  ------------  -------------------  ------------
      Income before income taxes                                      14,793,449    13,116,449             4,997,167    4,312,325
Income tax expense                                                     4,249,595     3,856,532             1,481,898    1,253,374
                                                              -------------------  ------------  -------------------  ------------
Net income                                                    $       10,543,854   $ 9,259,917   $         3,515,269  $ 3,058,951
                                                              ===================  ============  ===================  ============

Weighted average number of common shares                               6,662,442     6,645,496             6,663,463    6,661,967
                                                              ===================  ============  ===================  ============

Net income per share information                              $             1.58   $      1.39   $              0.53  $      0.46
                                                              ===================  ============  ===================  ============

Cash dividends per share                                      $             0.59   $      0.52   $              0.21  $      0.18
                                                              ===================  ============  ===================  ============
See accompanying notes to consolidated financial statements.

                                 PAGE 4

           HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                              (Unaudited)


                                                                                            Nine Months Ended Sept. 30,
OPERATING ACTIVITIES:                                                                                  1996           1995
                                                                               -----------------------------  -------------
  Net Income                                                                   $                 10,543,854   $  9,259,917
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                                                     1,572,443      1,651,500
    Depreciation and amortization                                                                 1,009,156        778,555
    Net amortization of investment
      securities' discount/premiums                                                                 340,649        370,241
    Net realized security loss                                                                       96,091        171,955
    Increase in accrued income receivable                                                          (633,526)    (1,069,079)
    Increase in accrued interest payable                                                          1,016,417      2,109,533
    Net increase in other assets                                                                   (434,439)    (1,487,793)
    Net increase in other liabilities                                                             3,310,627      2,635,186
    Decrease in unearned income                                                                  (1,121,806)      (350,844)
    Write-down of other real estate owned.                                                          119,201        190,499
    Decrease in intangible assets                                                                   226,170        266,355
                                                                               -----------------------------  -------------
       Net cash provided by operating activities                                                 16,044,837     14,526,025
                                                                               -----------------------------  -------------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                                59,238,563     10,886,479
  Proceeds from maturity or calls of investment securities held to maturity                       7,068,726     16,714,002
  Proceeds from maturity or calls of investment securities available for sale                    26,478,911     15,977,480
  Purchases of investment securities held to maturity                                            (4,438,760)   (48,522,696)
  Purchases of investment securities available for sale                                        (115,870,977)    (6,612,954)
  Net increase in short-term investments.                                                        (6,538,189)      (302,437)
  Net increase in loans                                                                         (45,407,057)   (15,173,693)
  Net increase in premises and equipment                                                         (2,423,265)    (2,695,448)
  Proceeds from sales of other real estate                                                          449,202      1,211,031
                                                                               -----------------------------  -------------
       Net cash used in investing activities                                                    (81,442,846)   (28,518,236)
                                                                               -----------------------------  -------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                       42,064,771     24,069,453
  Increase (decrease) in U.S. Treasury demand notes                                                  91,732       (310,753)
  Increase (decrease) in Federal Funds purchased                                                 12,000,000    (12,716,000)
  Increase in FHLB borrowings                                                                       300,000     14,700,000
  Increase in securities sold under agreement                                                     3,283,406      3,081,054
  Cash dividends                                                                                 (3,922,135)    (3,450,011)
  Dividend reinvestment                                                                             (19,175)          (141)
  Stock options                                                                                      31,011        403,082
                                                                               -----------------------------  -------------
    Net cash provided by financing activities                                                    53,829,610     25,776,684
                                                                               -----------------------------  -------------
Increase (decrease) in cash and cash equivalents                                                (11,568,399)    11,784,473
Cash and cash equivalents at beginning of period                                                 50,607,059     36,820,176
                                                                               -----------------------------  -------------
Cash and cash equivalents at end of the third quarter.                         $                 39,038,660   $ 48,604,649
                                                                               =============================  =============
  Cash paid during the period for:
     Interest                                                                  $                 21,882,465   $ 19,031,917
                                                                               =============================  =============
     Income taxes                                                              $                  2,410,000   $  2,745,915
                                                                               =============================  =============
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned                $                  1,056,180   $  1,184,761
                                                                               =============================  =============

See accompanying notes to consolidated financial statements.

                               PAGE 5

              HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens") and Security National Bank ("Security") (collectively, the "Banks") - as of September 30, 1996, the results of its operations for the nine and three month periods ended September 30, 1996 and 1995 and the cash flows for the nine month periods ended September 30, 1996 and 1995. Prior year amounts have been restated to incorporate the acquisition of Farmers & Merchants Bank (see note five). It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's 1995 annual report.

The results of operations for the nine and three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

NOTE  5  -  On  March  1, 1996, the Corporation consummated the acquisition of
Farmers & Merchants Bank (Honesdale, PA.) ("Farmers"). The acquisition was pursuant to an Agreement and Plan of Reorganization and an Agreement and Plan of Merger which was executed on September 7, 1995. The agreements delineate the terms of the combination. The shareholders of Farmers approved the merger at a meeting of shareholders on January 31, 1996. For each share of Farmers common stock outstanding, 0.6190 shares of the Corporation's common stock were issued at the effective date on March 1, 1996. As a result of the transaction, 438,262 new shares of Harleysville National Corporation, par value $1.00 per share, were issued on March 1, 1996 pursuant to Registration Statement No. 33-65021 filed with the SEC and which was effective January 2, 1996. Farmers' banking operations were merged into those of Citizens. The Farmers merger was accounted for on a pooling-of-interests basis.

NOTE 6 - On May 9, 1996, the Board of Directors of Harleysville National Corporation declared a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held) that was payable June 28, 1996, to shareholders of record June 14, 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS

      The  following  is  management's  discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation, and the Banks. The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1995 Annual Report. Current performance does not guarantee, assure, or may be indicative of similar performance in the future.

     In addition to historical information, this Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Corporation in 1996 and 1997, and any Current Reports on Form 8-K filed by the corporation.

     Consolidated net income for the first nine months of 1996 was $10,544,000, an increase of $1,284,000, or 13.9%, over the first nine months of 1995 net income of $9,260,000. Earnings per share for the first nine months of 1996 were $1.58, compared to $1.39 in the first nine months of 1995. Consolidated net income for the third quarter of 1996 was $3,515,000, an increase of $456,000, or 14.9%, over the third quarter of 1995 net income of $3,059,000. Earnings per share for the third quarter of 1996 of $0.53 increased $0.07, or 15.2% , over the third quarter of 1995 earnings per share of $0.46.

     For the nine months ended September 30, 1996, the annualized return on average assets and the annualized return on average shareholders' equity were 1.46% and 15.61%, respectively. For the same period in 1995, the annualized return on average assets was 1.39% and the annualized return on average shareholders' equity was 15.34%. For the three months ended September 30, 1996, the annualized return on average assets was 1.42% compared to 1.35% for the same period of 1995, and the annualized return on average shareholders' equity was 15.23% for the third quarter of 1996 and 14.58% for the third quarter of 1995.

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

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES

     Net interest income for the first nine months of 1996 of $31,674,000 increased $1,936,000, or 6.5%, over the first nine months of 1995 net interest income of $29,738,000. Net interest income for the third quarter of 1996 increased by $903,000, or 9.1%, over the third quarter of 1995. As illustrated in the table on the next page, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first nine months of 1996, compared to the same period in 1995. The increase in interest income was partially offset by a rise in interest expense, primarily led by an increase in time deposit interest expense related to higher volumes and rates.

     The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the nine months ended September 30, 1996 over September 30, 1995 and the three months ended September 30, 1996 over September 30 1995 by their rate and volume components.

                                             Nine Months Ended                  Three Months Ended
                                             September 30, 1996                 September 30, 1996
                                                Over/(Under)                       Over/(Under)
                                             September 30, 1995                 September 30, 1995

                                               Total      Caused by:              Total      Caused by:
                                                         ------------                       ------------
                                              Variance       Rate      Volume    Variance       Rate       Volume
                                             ----------  ------------  -------  ----------  ------------  --------
Interest Income:
  Securities *                               $   2,392   $       564   $ 1,828  $     849   $       264   $   585
  Money market instruments                         128           (55)      183        (86)          (56)      (31)
  Loans *                                        1,717          (887)    2,604        682          (525)    1,208
                                             ----------  ------------  -------  ----------  ------------  --------
     Total                                       4,237          (378)    4,615      1,445          (317)    1,762
                                             ----------  ------------  -------  ----------  ------------  --------

Interest Expense:
  Savings deposits                                 (15)         (369)      354        173            95        77
  Time deposits and certificates of deposit      1,803           461     1,342         85          (108)      193
  Other borrowings                                 (31)         (217)      186         63           (42)      106
                                             ----------  ------------  -------  ----------  ------------  --------
      Total                                      1,757          (125)    1,882        321           (55)      376
                                             ----------  ------------  -------  ----------  ------------  --------

Net interest income                          $   2,480         ($253)  $ 2,733  $   1,124         ($262)  $ 1,386
                                             ==========  ============  =======  ==========  ============  ========
    *Tax Equivalent Basis

     Taxable-equivalent net interest income was $33,464,000 for the first nine months of 1996, compared to $30,984,000 for the same period in 1995, a 8.0% or $2,480,000 increase. This increase in taxable-equivalent net interest income was due to a $2,733,000 increase related to volume, offset by a $253,000 decrease related to interest rates. Total taxable-equivalent interest income grew $4,237,000, the result of the higher volumes in each earning asset category. Average year-to-date earning assets increased to $917,919,000 at September 30, 1996 from $838,744,000 at September 30, 1995, a 9.4% increase.

     Total interest expense grew $1,757,000 during the first nine months of 1996, compared to the same period in 1995. This growth was principally the result of both higher time deposit rates and volumes. The volume of average time deposits increased $31,950,000, or 10.5% during the first nine months of 1996, compared to the first nine months of 1995. Also contributing to the growth in interest expense were increases in savings deposits and other borrowings of $17,684,000 and $4,818,000, respectively. Other borrowings include Federal Funds purchased, Federal Home Loan Bank borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

     Taxable-equivalent net interest income of $11,499,000 was $1,126,000, or 10.9% higher for the third quarter of 1996, compared to $10,373,000 for the same period in 1995. Interest income grew $1,445,000 during this period, as a result of an increase in earning asset volumes. Third quarter average earning assets grew $86,200,000, compared to the third quarter of 1995. This growth included a $55,720,000 rise in loans and a $32,709,000 increase in investment securities. The increase in the interest income was partially offset by a $321,000 rise in interest expense. Increases in all deposit category balances and an increase in savings rates, contributed to this increase in interest expense. Nonaccruing loans are included in the average balance yield calculations, but the average nonaccruing loans had no material effect on the results.

NET  INTEREST  MARGIN

     The net interest margin was 4.86% for the nine month period ended September 30, 1996, a decrease of .07% from the 4.93% net interest margin for the first nine months of 1995. The yield on earning assets of 8.19%
during the first nine months of 1996 was lower than the 8.29% earned during the first nine months of 1995. This drop in yield is due to the lower interest rate environment in 1996, compared to 1995. The 4.14% average interest rate paid on deposits during the first nine months of 1996 increased from the 4.13% rate paid during the same period in 1995. The increase in the rate is due generally to the higher rates paid on time deposits. The net interest margin was 4.89% in the third quarter of 1996, a .04% increase from the 4.85% net interest margin recorded in the third quarter of 1995. The Banks have been able to effectively match assets and liabilities and maintain a consistent percentage of earning assets to total assets.

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

     For the first nine months of 1996 the provision for loan losses was $1,572,000, compared to $1,652,000 for the same period in 1995. Net charge offs were $717,000 for the nine months ended September 30, 1996, compared with $298,000 for the nine months ended September 30, 1995. The net loans charged off during the first nine months of 1996 were attributed to all loan categories. The growth in the loan loss reserve of 13.1% from September 30, 1995 to September 30, 1996, was greater than the 10.6% growth in the loan portfolio during this period. The ratio of the allowance for loan losses to loans increased to 1.60% at September 30, 1996, from both the December 31, 1995 and September 30, 1995 ratios of 1.58% and 1.56%, respectively.

ALLOWANCE  FOR  LOAN  LOSSES

Transaction  in  the  allowance  for  loan  losses  are  as  follows:


                                                         1996             1995
                                                   ----------------  ---------------
Balance, Beginning of Year                            $9,891,000       $8,150,000
Provision charged to operating expenses               1,572,000         1,652,000
Loans charged off                                     (840,000)         (525,000)
Recoveries                                             123,000           227,000
                                                   ----------------  ---------------
Balance, September 30                                $10,746,000       $9,504,000
                                                   ================  ===============

Ratios:
------
                                                   Sept. 30, 1996    Dec. 31, 1995    Sept. 30, 1995
                                                   ----------------  ---------------  ---------------
Allowance for loan losses to nonperforming assets             88.3%            86.3%            82.9%

Nonperforming assets to total loans & net assets
acquired in foreclosure                                       1.80%            1.79%            1.88%

Allowance for loan losses to total loans                      1.60%            1.58%            1.56%

     The following table sets forth an allocation of the allowance for loan losses by loan category:


                                 September 30, 1996
                                 ------------------
                                                 Percent
                                 Amount         of Loans
                           -------------------  ---------
Commercial and industrial  $         3,542,000        26%
Installment and other                1,194,000        32%
Real estate                          2,037,000        35%
Lease financing                         99,000         7%
Unallocated                          3,874,000        N/A
                           -------------------  ---------
  Total                    $        10,746,000       100%
                           ===================  =========


     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 1.80% of total loans and net assets acquired in foreclosure at September 30, 1996, compared to 1.79% at December 31, 1995 and 1.88% at September 30, 1995. The ratio of the allowance for loan losses to non-performing assets was 88.3% at September 30, 1996 compared to 86.3% at December 31, 1995 and 82.9% at September 30, 1995.

     Nonaccruing loans at September 30, 1996 of $9,371,000, increased $316,000 from the December 31, 1995 level of $9,055,000. Approximately $7,070,000, or 75.4%, of total nonaccruing loans are attributable to two unrelated commercial borrowers at September 30, 1996. The approximate amount of these two loans at December 31, 1995 was $6,972,000, or 77.0%, of total nonaccruing loans. One borrower has one loan in the amount of $5,268,000. This loan is well secured principally by real estate. This loan relates to a real estate development project. The other borrower has two loans in the aggregate principal amount of $1,802,000. These two loans are well secured principally by real estate. These two loans relate to a restaurant. Management continues to monitor these loans, and efforts to work out each of these loans are proceeding as quickly as administrative and legal constraints permit. The level of nonaccruing  loans  was  $9,242,000  at  September  30,  1995.

     Net assets in foreclosure totaled $1,708,000 as of September 30, 1996, an increase of $488,000, or 40.0%, from the December 31, 1995 balance of $1,220,000. During the first nine months of 1996, transfers from loans to assets in foreclosure were $1,056,000, payments on foreclosed properties totaled $449,000 and write downs of assets in foreclosure equaled $119,000. The $1,056,000 in loans transferred to assets in foreclosure included $532,000 of mortgage loans, $85,000 of commercial loans and $439,000 of loans associated with consumer loans. The balance of net assets in foreclosure at September 30, 1995 was $1,026,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of September 30, 1996, there were three unrelated borrowers with troubled debt restructured loans totaling $1,097,000, compared with a balance of $1,183,000 as of December 31, 1995 and $1,198,000 at September 30, 1995.
All three customers were complying with the restructured terms as of September 30, 1996.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of September 30, 1996, loans past due 90 days or more and still accruing interest were $1,544,000, compared to $1,553,000 as of December 31, 1995 and $1,253,000 as of September 30, 1995.

     The following information concerns impaired loans as described in note 3:




     Impaired  Loans:

       Restructured Loans                       $1,097,000
       Nonaccrual Loans                          8,521,000
                                                ----------
                                                $9,618,000
                                                ==========

     Average year-to-date impaired loans:                       $9,342,000
                                                                ==========

     Impaired loans with specific loss allowances:              $9,618,000
                                                                ==========

     Loss allowances reserved on impaired loans:                $1,214,000
                                                                ==========

     Income recognized on impaired loans during
          the first nine months of 1996                         $  549,000
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

OTHER  OPERATING  INCOME


                                  Nine Months Ended Sept. 30,   Three Months Ended Sept. 30,
                                 ------------------------------  -----------------------------
                                     1996             1995             1996             1995
                                 -------------  -----------------  -------------  ----------------
                                                      (Dollars in thousands)
Service charges                  $      1,922   $          1,704   $         657  $            574
Securities gains (losses), net            (96)              (172)             23                 0
Trust income                            1,007                817             322               287
Other income                              947                832             362               308
                                 -------------  -----------------  -------------  ----------------
Total other operating income     $      3,780   $          3,181   $       1,364  $          1,169
                                 =============  =================  =============  ================

     Other operating income for the first nine months of 1996 increased $599,000, or 18.8%, from $3,181,000 at September 30, 1995 to $3,780,000 at
September 30, 1996. This rise in other income is the result of a $218,000 growth in service charges, a $190,000 increase in trust income, a $115,000 increase in other income and a $76,000 reduction in security losses. The third quarter 1996 other operating income of $1,364,000 was $195,000, or 16.7 % higher than the third quarter of 1995 other operating income of $1,169,000. This increase was primarily due to a $83,000 increase in service charges and a $54,000 rise in other income.

     Both the year-to-date $218,000 increase and the third quarter $83,000 rise in service charges are the result of higher overdraft fees and service fees on checking accounts. The Corporation recorded a $96,000 net security loss during the first nine months of 1996, compared to a net loss of $172,000 for the same period in 1995. The corporation recorded a net security gain of $23,000 in the third quarter of 1996, compared to no gain or loss in the same period in 1995. From time to time, the Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the Trust and Financial Services Department increased $190,000, or 23.3%, in the first nine months of 1996, compared to the same period in 1995. This was the result of both an increase in the book value of trust assets of 22.6% from September 30, 1995 to September 30, 1996 and the Corporation's continuing emphasis on marketing the Trust and Financial Services Department's products and services. Trust and Financial Services Department income in the third quarter of 1996 was $35,000, or 12.2% ahead of the third quarter of 1995. Other income for the first nine months of 1996 and for the third quarter of 1996 increased $115,000 and $54,000, respectively, compared to the same periods in 1995. These increases were due to higher leasing fees and a rise in loan insurance fees.

OTHER  OPERATING  EXPENSES


                                NINE MONTHS ENDED SEPT. 30,      THREE MONTHS ENDED SEPT. 30,
                                ----------------------------------  ------------------------------
                                    1996               1995                1996             1995
                                ------------  -----------------------  -------------  -----------------
                                                       (DOLLARS IN THOUSANDS)

Salaries                        $      7,591  $                 6,741  $       2,563  $          2,288
Employee Benefits                      3,077                    3,051          1,351             1,325
Net Occupancy Expense                  1,379                    1,138            474               381
Equipment Expense                      1,516                    1,331            521               467
FDIC Premiums                            130                      824             43               (11)
Other Expenses                         5,395                    5,066          1,738             1,747
                                ------------  -----------------------  -------------  -----------------
Total Other Operating Expenses  $     19,088  $                18,151  $       6,690  $          6,197
                                ============  =======================  =============  =================

     Other operating expenses for the first nine months of 1996 of $19,088,000 increased $937,000, or 5.2%, from the $18,151,000 for the same period in
1995. The rise in operating expenses was largely due to higher expenses related to three new branches opened after June 30, 1995 and one that opened during May 1995. Also contributing to this rise were increases in legal fees, consulting fees and expenses related to the overall growth of the Banks. These increases were partially offset by a reduction in the Federal Deposit Insurance Corporation ("FDIC") premium described on page 13. The third quarter of 1996 other operating expenses of $6,690,000 increased $493,000, over the third quarter of 1995 other operating expense of $6,197,000.

     Employee salaries increased $850,000, or 12.6% from $6,741,000 for the first nine months of 1995 to $7,591,000 for the same period in 1996. The salary increase directly related to the staffing of the four new branches was $299,000, or 35.2% of the total salary increase. The remaining increase in salaries reflects cost of living increases, merit increases and additional staff necessitated by current and planned future growth. Employee benefits of $3,077,000 expensed in the first nine months of 1996 increased slightly, from the $3,051,000 employee benefits expensed during the same period in 1995. This small growth is the result of both the increase in employee benefits associated with the new branches and normal 1996 salary increases. The $26,000 growth in employee benefits expense in the third quarter of 1996, compared to 1995 is primarily due to the new branches.

     Net occupancy expense increased $241,000, or 21.2%, from $1,138,000 in the first nine months of 1995 to $1,379,000 in the first nine months of 1996. The four new branches were responsible for $157,000, or 65.1% of this increase. The $93,000 increase in occupancy expenses in the third quarter of 1996, compared to the same period in 1995, is primarily due to the $63,000 associated with the new branches. Equipment expense increased $185,000, or 13.9% during the first nine months of 1996, compared to the same period in 1995. The first nine months of 1996 equipment expenses related to the new branches totaled $84,000. The remainder of this rise is due to both equipment depreciation and maintenance associated with planned increased data processing capabilities. The increased data processing capabilities include modernizing our branches through platform automation and teller terminals, and the ongoing updating of data processing equipment to manage the rise in volume related to the growth of the Corporation. Equipment expenses grew $54,000 in the third quarter of 1996, compared to the same quarter in 1995.

     During the third quarter of 1995, the FDIC confirmed that the Bank Insurance Fund was fully recapitalized at the end of May 1995. As a result, the new lower premium rates were made retroactive to June 1, 1995. The first nine months of 1996 FDIC premium expense was $130,000, compared to the same period in 1995 premium expense of $824,000. The third quarter of 1996 FDIC premium was $43,000 and the third quarter of 1995 FDIC premium was ($11,000). On September 30, 1996 the President signed into law the Deposit Insurance Funds Act of 1996 which included the resolution of the disparity of insurance premiums paid by savings and loan associations for deposit insurance under the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") in comparison to the premiums paid by banks for deposit insurance under the Bank Insurance Fund ("BIF") also administered by the FDIC. Beginning January 1, 1997, for a three-year period, banks will be required to pay a premium of 1.29 basis points. This premium will not have a material impact on earnings.

     Other expenses increased $329,000, or 6.5%, from $5,066,000 in the first nine months of 1995, compared to $5,395,000 other expenses recorded during the same period in 1996. This increase is primarily the result of a $171,000 increase in legal expenses and a $143,000 rise in consulting fees. The increase in legal fees is associated with the Farmers merger, the resolution of legal matters and legal fees related to maintaining the loan portfolio. The rise in consulting fees is related to franchise expansion, employee benefits and consultation concerning enhancements to bank operations. The third quarter 1996 other expenses of $1,738,000, were $9,000 lower than the other expenses recorded in the third quarter of 1995, as a result of a reduction of write downs of other real estate owned.

INCOME  TAXES

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS

     Total assets grew $67,674,000, or 7.2%, from $937,345,000 at December 31,
1995 to $1,005,019,000 at September 30, 1996. This growth was primarily in interest earning assets which grew $63,558,000 to $953,289,000 at September 30, 1996, from $889,731,000 at December 31, 1995. During the first nine months of 1996 loans grew $44,754,000, investment securities grew $26,061,000, interest-bearing deposits in banks rose $6,538,000 and Federal Funds Sold decreased $13,795,000.

     Total deposits rose $42,064,000 from $794,500,000 at December 31, 1995 to $836,564,000 at September 30, 1996. This growth was due to a $21,584,000 growth in noninterest-bearing accounts, a $14,272,000 increase in money market accounts and a $6,874,000 rise in time deposits. Offsetting these increases was a $616,000 decrease in savings accounts and a $50,000 reduction in NOW accounts. Other borrowings increased $15,675,000 during the first nine months of 1996, primarily the result of an increase in Federal Funds purchased. Other borrowings and deposits are used to funds loan and investment growth.

CAPITAL

     Capital formation is critical to the Corporation's well being and future growth. Capital for the period ending September 30, 1996 was $93,236,000, an increase of $6,874,000 over the end of 1995. The increase is primarily the result of the retention of the Corporation's earnings. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority which, if it were to be implemented, would have a material effect on the Corporation's capital.

     The  Corporation's    capital  ratios  exceed  regulatory  requirements.
Existing minimum regulatory capital ratio requirements are 5.5% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 10.09% at September 30, 1996, compared with 9.98% at December 31, 1995. Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 Capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 1996, the Corporation's Tier 1 risk-adjusted capital ratio was 12.92%, and the total risk-adjusted capital ratio was 14.18%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at September 30, 1996.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 9.19% at September 30, 1996 and 8.99% at December 31, 1995.

     The year-to-date September 30, 1996 cash dividend per share of $.59 was 13.5% higher than the cash dividend for the same period in 1995 of $.52. The $.21 per share cash dividend paid during the third quarter of 1996 was 16.7% higher than the $.18 per share cash dividend paid during the third quarter of 1995. On June 28, 1996, the Corporation paid a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held), to shareholders of record June 14, 1996. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first nine months of 1996.

LIQUIDITY

     Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity answers the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $13,422,000 during the first nine months of 1996 and securities available for sale averaged $188,237,000 during the first nine months of 1996, more than sufficient to match normal fluctuations in loan demand or deposit fund supplies. Backup sources of liquidity are provided by Federal Fund lines carried in the subsidiary Banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh, of which Harleysville, Citizens and Security are members.

     There are currently a number of issues before Congress which may affect the Corporation and its business operations, and the business operations of its subsidiaries. However, management does not believe these issues will have a material adverse effect on liquidity, capital resources or the results of operations.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC will levy a one-time special assessment on SAIF deposits equal to
65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995. During the years 1997, 1998 and 1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 million.

     During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits.

     Based on current projected deposit levels during 1997, Management expects that the increase in the FDIC assessment rate will not have a material impact on earnings.

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

                        PART II.    OTHER INFORMATION


Item  1.  Legal  Proceedings.
----------------------------

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

Item 2.  Change in Securities.
-----------------------------

            Not applicable.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

            Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

            None.

Item 5.  Other Information.
--------------------------

            None.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

            (a)  Exhibits:
                 None.

            (b)  Reports on Form 8-K:
                 None.

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

Date:  November 12, 1996