Form 10-K
period 1996-12-31
HARLEYSVILLE NATIONAL CORP
filed 1997-03-26
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                                  (Mark One)

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996.
                                           -----------------

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from _______to _______.

                        Commission file number 0-15237
                                               -------

                       HARLEYSVILLE NATIONAL CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                                   23-2210237
          ------------                                   ----------
       (State or other jurisdiction of                (I.R.S.  Employer
      incorporation or organization)                 Identification No.)

        483 Main Street, Harleysville, Pennsylvania           19438
        -------------------------------------------           -----
       (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (215) 256-8851

       Securities registered pursuant to Section 12(b) of the Act:  N/A

                             Name of each exchange
              Title of each class            on which registered

                      .     N/A     .     .     N/A    .
                      ----------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
                         -----------------------------
                                Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No.
   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

PAGE 1

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                     $146,695,854 as of February 21, 1997

Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date.

   6,657,001 shares of Common Stock, $1 par value per share, were outstanding as of February 21, 1997.


                     DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 8, 1997 are incorporated by reference into Part III of this report.

PAGE 2

                                            HARLEYSVILLE NATIONAL CORPORATION
                                                INDEX TO FORM 10-K REPORT
                                                                                                         PAGE
                                                                                                         ----
I.    PART I.

      Item 1.     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
      Item 2.     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
      Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
      Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .    11

II.   PART II.

      Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters. . . . . . . . .    12
      Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
      Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations    12
      Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .    12
      Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    12

III.  PART III.

      Item 10.    Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . .    13
      Item 11.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
      Item 12.    Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . .    14
      Item 13.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . .    14

IV.   PART IV.

      Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . .    15

      Signatures                                                                                      .    17

PAGE 3
                                    PART I

Item  1.    Business.
-------
History  and  Business
----------------------

     Harleysville National Corporation, a Pennsylvania corporation (the "Corporation"), was incorporated in June 1982. On January 1, 1983, the Corporation became the parent bank holding company of Harleysville National Bank and Trust Company ("Harleysville"), a wholly-owned subsidiary of the Corporation. On February 13, 1991, the Corporation acquired all of the outstanding common stock of The Citizens National Bank of Lansford ("Citizens"). On June 1, 1992, the Corporation acquired all of the outstanding stock of Summit Hill Trust Company ("Summit Hill"). On September 25, 1992, Summit Hill merged into Citizens and is now operating as a branch office of Citizens. On July 1, 1994 the Corporation acquired all of the outstanding stock of Security National Bank ("Security"). On March 1, 1996, the Corporation acquired all of the outstanding common stock of Farmers & Merchants Bank ("Farmers"). Farmers was merged into Citizens and is now operating as a branch office of Citizens. The Corporation is a bank holding company which provides financial services through its three bank subsidiaries. Since commencing operations, the Corporation's business has consisted primarily of managing Harleysville, Citizens and Security (collectively the "Banks"), and its principal source of income has been dividends paid by the Banks. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act").

      Harleysville, which was established in 1909, Citizens, which was established in 1903, and Security, which was established in 1988, (collectively the "Banks"), are national banking associations under the supervision of the Office of the Comptroller of the Currency (the "OCC"). The Corporation's and Harleysville's legal headquarters are located at 483 Main Street, Harleysville, Pennsylvania 19438. Citizens' legal headquarters is located at 13-15 West Ridge Street, Lansford, Pennsylvania 18232. Security's legal headquarters is located at One Security Plaza, Pottstown, Pennsylvania 19464.

      As of December 31, 1996, the Banks had total assets of $1,026,128,000, total shareholders' equity of $97,631,000 and total deposits of $847,699,000.

      The Banks engage in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal trust services. Their deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law.

      The Banks enjoy a stable base of core deposits and are leading community banks in their service areas. The Banks believe they have gained their position as a result of a customer oriented philosophy and a strong commitment to service. Senior management has made the development of a sales orientation throughout the Banks one of their highest priorities and emphasizes this objective with extensive training and sales incentive programs that the Company believes are unusual for community banks. The Banks maintain close contact with the local business community to monitor commercial lending needs and believe they respond to customer requests quickly and with flexibility. Management believes these competitive strengths are reflected in the Corporation's results of operations.

      The Banks have twenty-five (25) offices located in Montgomery, Bucks, Carbon and Wayne counties, Pennsylvania, 15 of which are owned by the Banks and 10 of which are leased from third parties.

      As of December 31, 1996, the Corporation and the Banks employed approximately 401 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition
-----------

      The Banks compete actively with other eastern Pennsylvania financial institutions, many larger than the Banks, as well as with financial and non-financial institutions headquartered elsewhere. The Banks are generally competitive with all competing institutions in their service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans, and fees and charges for trust services. At December 31, 1996, Harleysville's legal lending limit to a single customer was $11,100,000 and Citizens' and Security's legal lending limits to a single customer were $3,100,000 and $630,000, respectively. Many of the institutions with which the Banks compete are able to lend significantly more than these amounts to a single customer.

Supervision  and  Regulation  -  The  Registrant
------------------------------------------------

      The Corporation is a registered bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Bank
                                                         ----------
Holding Company Act"), and to supervision by the Board of Governors of the Federal Reserve system (the "Federal Reserve). The Bank Holding Company Act requires the Registrant to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank. In addition, the Bank Holding Company
Act has been amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act which permits bank holding companies to acquire a bank located in any state subject to certain limitation and restrictions which are more fully described below.

      A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the Federal Reserve, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

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

Permitted  Activities
---------------------

      The Federal Reserve permits bank holding companies to engage in certain activities so closely related to banking or managing or controlling banks as to be proper incident thereto. Other than making an equity investment in a low to moderate income housing limited partnership, the Corporation does not at this time engage in any other permissible activities, nor does the Corporation have any current plans to engage in any other permissible activities in the foreseeable future.

Legislation  and  Regulatory  Changes
-------------------------------------

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Corporation and
its  subsidiaries.    Certain  changes  of  potential  significance  to  the
Corporation which have been enacted recently and others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

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

      The Federal Reserve, the FDIC, and the OCC have issued certain risk-based capital guidelines. See page 34 of Registrant's 1996 Annual Report, which is incorporated by reference herein, for information concerning the Corporation's capital.

Pending  Legislation
--------------------

     There are numerous proposals before Congress to modify the financial services industry and the way commercial banks and other financial institutions operate. Some of these proposals include changes to the ownership of financial companies and the types of products and services which ma be offered by financial institutions. However, it is difficult to determine at this time what effect such provisions may have until they are enacted into law. Except as specifically described on page 34 of the 1996 Annual Report to Shareholders, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

Effects  of  Inflation
----------------------

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

Effect  of  Government  Monetary  Policies
------------------------------------------

     The earnings of the Corporation are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. An important function of the Federal Reserve is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

     The Banks are members of the Federal Reserve and, therefore, the policies and regulations of the Federal Reserve have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Banks' operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation and the Banks cannot be predicted.

Environmental  Regulations
--------------------------

     There are several federal and state statutes which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of a loan issued by the bank. Currently, neither the Corporation nor the Banks are a party to any pending legal proceeding pursuant to any environmental statute, nor are the Corporation and the Banks aware of any circumstances which may give rise to liability under any such statute.

Supervision  and  Regulation  -  Banks
--------------------------------------

     The operations of the Banks are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve and to banks whose deposits are insured by the FDIC. The Banks' operations are also subject to regulations of the OCC, the Federal Reserve and the FDIC. The primary supervisory authority of the Banks is the OCC, who regularly examines the Banks. The OCC has authority to prevent a national bank from engaging in unsafe or unsound practices in conducting its business.

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

     As a subsidiary bank of a bank holding company, the Banks are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, or investments in the stock or other securities as collateral for loans. The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

     Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it (such as the Banks) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law.

     Under the Community Reinvestment Act of 1977, as amended ("CRA"), the OCC
                                                    ----------
is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income
neighborhoods.    This  evaluation  will  include  a  descriptive  rating
("outstanding", "satisfactory", "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. These ratings are publicly disclosed.

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

     The  Federal  Deposit  Insurance  Corporation  Improvement  Act  of  1991
("FDICIA") requires that institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).


                                Total      Tier  1                Under  a
                                Risk-      Risk-      Tier  1     Capital
                                Based      Based      Leverage    Order  or
                                Ratio      Ratio      Ratio       Directive
                                -------------------------------------------

CAPITAL  CATEGORY
-----------------
Well  capitalized                >10.0      >6.0       >5.0        NO
                                 -          -          -
Adequately  capitalized          > 8.0      >4.0       >4.0*
                                 -          -          -
Undercapitalized                 < 8.0      <4.0       <4.0*
Significantly  undercapitalized  < 6.0      <3.0       <3.0
Critically  undercapitalized                           <2.0
                                                       -
*3.0  for  those  banks  having  the  highest  available  regulatory  rating.

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

       Annual full-scope, on site regulatory examinations are required for all the FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every eighteen
(18) months. Banks with total assets of $500 million or more, as of the beginning of fiscal year 1993, are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of such bank are required to attest to the accuracy of management's report regarding the internal control structure of the bank. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank's supervising government banking agencies. These accounting and reporting reforms do not apply to an institution such as a bank with total assets at the beginning of its fiscal year of less than $500 million, such as Citizens or Security.

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

Statistical  Data
-----------------

     The information for this Item is incorporated by reference to pages 22 through 36 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  2.    Properties.
----------------------

     The principal executive offices of the Company and of Harleysville are located in Harleysville, Pennsylvania in a two-story office building owned by Harleysville, built in 1929. Harleysville also owns the buildings in which ten of its branches are located and leases space for the other seven branches from unaffiliated third parties under leases expiring at various times through 2036. The principal executive offices of Citizens are located in Lansford, Pennsylvania in a two-story office building owned by Citizens. Citizens also owns the buildings where its branches are located. The principal executive offices of Security are located in Pottstown, Pennsylvania, in a building leased by Security. Security leases its East End and North End branches, and owns its Pottstown Center branch.


     Office               Office Location                   Owned/Leased
-----------------         ---------------                   ------------
     Harleysville          483 Main Street                   Owned
                           Harleysville Pa

     Skippack              Route 73                          Owned
                           Skippack Pa

PAGE 9

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

     Normandy Farms        Morris Road                       Leased
                           Blue Bell Pa

     Horsham               Babylon Business Center           Leased
                           Horsham Pa

     Meadowood             Route 73                          Leased
                           Worcester Pa

     Collegeville          364 Main Street                   Owned
                           Collegeville Pa

     Sellersville          209 North Main St.                Owned
                           Sellersville Pa

     Trainers Corner       Trainers Corner Center            Leased
                           Quakertown Pa

     Quakertown Main       224 West Broad St.                Owned
                           Quakertown PA

     Red Hill              400 Main Street                   Owned
                           Red Hill PA

     Audubon               2624 Egypt Road                   Owned
                           Audubon PA

     Citizens              13-15 West Ridge Street           Owned
                           Lansford PA

     Summit Hill           2 East Ludlow Street              Owned
                           Summit Hill PA

     Lehighton             904 Blakeslee Blvd.               Owned
                           Lehighton PA

     Farmers & Merchants   1001 Main Street                  Owned
                           Honesdale PA

PAGE 10

     Pottstown             One Security Plaza                Leased
                           Pottstown PA

     Pottstown             1450 East High Street             Leased
                           Pottstown PA

     Pottstown             Charlotte & Mervine Sts.          Leased
                           Pottstown PA

     Pottstown             Rte. 100 & Shoemaker Road         Owned
                           Pottstown PA


     In management's opinion, all of the above properties are in good condition and are adequate for the Registrant's and the Banks' purposes.

Item  3.    Legal  Proceedings.
------------------------------

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

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
-----------------------------------------------------------------------

     No matter was submitted during the fourth quarter of 1996 to a vote of holders of the Corporation's Common Stock.

PAGE 11
                                    PART II

Item  5.    Market  for the Registrant's Common Stock and Related  Shareholder
------------------------------------------------------------------------------
Matters.
--------

     The information required by this Item is incorporated by reference to pages 7 and 18 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  6.    Selected  Financial  Data.
--------------------------------------

     The information required by this Item is incorporated by reference to pages 22 and 36 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, which pages are included at Exhibit (13) to this Annual Report on Form 10-k.


Item  7.    Management's  Discussion  and  Analysis of Financial Condition and
------------------------------------------------------------------------------
Results  of  Operations.
-----------------------

     The information required by this Item is incorporated by reference to pages 22 through 35 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  8.    Financial  Statements  and  Supplementary  Data.
-----------------------------------------------------------

     The information required by this Item is incorporated by reference to pages 7 through 21 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  9.    Changes  in  and  Disagreements with Accountants on Accounting and
------------------------------------------------------------------------------
Financial  Disclosure.
---------------------

      None.

PAGE 12
                                   PART III

Item  10.    Directors  and  Executive  Officers  of  the  Registrant.
---------------------------------------------------------------------

     The information required by this Item with respect to the Corporation's directors is incorporated by reference to pages 3 through 7 of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 8, 1997.


Executive  Officers  of  Registrant
-----------------------------------


     Name              Age  Position
---------------------  ---  --------
Walter E. Daller, Jr.  57   President and Chief Executive Officer
                            of the Company and of Harleysville

James W. Hamilton      50   Senior Vice President and Senior Trust
                            of Harleysville

Demetra M. Takes       46   Executive Vice President and Chief
                            Operating Officer of Harleysville

Frank J. Lochetto      49   Senior Vice President and Senior
                            Lending Officer of Harleysville

Vernon L. Hunsberger   48   Treasurer of the Company, Senior Vice
                            President/CFO and Cashier of Harleysville

Fred C. Reim, Jr.      53   Senior Vice President of Harleysville
                            since August 1993; Senior Vice
                            President of First Valley Bank from
                            December 1990 to August 1993

Dennis L. Detwiler     49   Senior Vice President of Harleysville

Mikkalya W. Brown      41   Senior Vice President of Loan
                            Administration of Harleysville since
                            July 1994; Vice President Security
                            National Bank September 1991 to June
                            1994; Assistant Vice President Mellon
                            Bank January 1990 to August 1991

Thomas D. Oleksa       43   President and Chief Executive Officer
                            of Citizens

Raymond H. Melcher     45   President and Chief Executive Officer
                            of Security since November 1994;
                            Executive Vice President, Chief
                            Operating Officer Hi-Tech Connections
                            1990 to 1994; Executive Vice President
                            Keystone Financial 1988 to 1990

PAGE 13

Item  11.    Executive  Compensation.
------------------------------------

     The information required by this Item is incorporated by reference to pages 7 through 12 of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 8, 1997.

Item  12.    Security  Ownership  of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to pages 3 through 4 of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 8, 1997.

Item  13.    Certain  Relationships  and  Related  Transactions.
---------------------------------------------------------------

     The information required by this Item is incorporated by reference to page 17 of the Corporation's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 8, 1997, and to page 15 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, which page is included at Exhibit (13) to this Annual Report on Form 10-K.

PAGE 14
                                    PART IV
                                    -------

Item  14.    Exhibits,  Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------- --------

(a)    Financial Statements, Financial Statement Schedules and Exhibits Filed:

     (1)    Consolidated  Financial  Statements
                                                                         Page
                                                                         ----

     Harleysville  National  Corporation  and  Subsidiary:
       Consolidated  Balance  Sheets  as  of
          December  31,  1996  and  1995                                   8*
       Consolidated  Statements  of  Income  for  the
          Years  Ended  December  31,  1996,  1995
             and  1994                                                     9*
       Consolidated  Statements  of  Shareholders'
          Equity  for  the  Years  Ended
          December  31,  1996,  1995  and  1994                           10*
       Consolidated  Statements  of  Cash  Flows
          for  the  Years  Ended  December  31,  1996,
             1995 and 1994                                                11*
       Notes to Consolidated Financial Statements                      12-21*
       Independent Auditors' Report                                        7*

     (2)  Financial Statement Schedules

           Financial Statements Schedules are omitted because the required information is either not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.


     *Refers to the respective page of the Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 7 to 21 of the Annual Report to Shareholders, are incorporated herein by reference and attached at Exhibit 13 to this Annual Report on Form 10-K. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and in Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise subject to the liabilities of
Section  18  of  the  Securities  Exchange  Act  of  1934.

     (3)    Exhibits

Exhibit  No.     Description  of  Exhibits
-----------      -------------------------

(3.1) Harleysville National Corporation Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) to the Corporation's Registration Statement No. 33-65021 on Form S-4, as filed on December 14, 1995.)

(3.2) Harleysville National Corporation By-laws. (Incorporated by reference to Exhibit 3(b) to the Corporation's Registration Statement No. 33-65021 on Form S-4, as filed on December 14, 1995.)

(11)              Computation of Earnings per Common Share.   The information
                  for  this  Exhibit  is incorporated  by  reference to page
                  9 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, which is included as Exhibit (13) to this Form 10-K Report.

(13) Excerpts from the Corporation's 1996 Annual Report to Shareholders. (This excerpt includes only pages 7 through 36 which are incorporated in this Report by reference.)

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

(27)              Financial  Data  Schedule.

(99)              Additional  Exhibits

                 (a) Report of Independent Certified Public Accountants - Grant Thornton LLP

                 (b) Report of Independent Certified Public Accountants - KPMG Peat Marwick LLP

(b)              Reports  on  Form  8-K

     During the quarter ended December 31, 1996, the Registrant did not file any reports on Form 8-K.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HARLEYSVILLE  NATIONAL  CORPORATION



Date:  March  13,  1997           By:/s/ Walter E. Daller, Jr.
                                    ---------------------------
                                      Walter E. Daller, Jr.
                                      President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signatures                    Title                    Date
 ----------                    -----                    ----


                               Director                 March  13,  1997
-------------------
John  W.  Clemens


 /s/ Walter E. Daller, Jr.     President, Chief         March 13, 1997
-------------------------
Walter E. Daller, Jr.          Executive Officer
                               and Director (Principal
                               Executive Officer)

 /s/  Martin  E.  Fossler      Director                  March  13, 1997
-------------------------
Martin  E.  Fossler


 /s/  Harold  A.  Herr         Director                  March 13, 1997
----------------------
Harold  A.  Herr


 /s/ Vernon L. Hunsberger      Treasurer (Principal      March 13, 1997
-------------------------
Vernon L. Hunsberger           Financial and
                               Accounting Officer)

Signatures                     Title                      Date
----------                     -----                      ----

                               Director                   March  13,  1997
-----------------------
Thomas  S.  McCready


 /s/  Bradford  W.  Mitchell   Director                   March  13,  1997
----------------------------
Bradford  W.  Mitchell


 /s/  Henry  M.  Pollak        Director                   March 13, 1997
-----------------------
Henry  M.  Pollak


 /s/  Palmer  E.  Retzlaff     Director                   March  13,  1997
--------------------------
Palmer  E.  Retzlaff


 /s/  Walter  F.  Vilsmeier    Director                   March  13,  1997
---------------------------
Walter  F.  Vilsmeier


 /s/  William  M.  Yocum       Director                   March  13,  1997
------------------------
William  M.  Yocum

EXHIBIT  INDEX
--------------

                                         Exhibit
                                         -------
(13) Excerpts from the Corporation's 1996 Annual Report to Shareholders (This excerpt includes only pages 7 through 36 which are incorporated in this Report by reference.)

(21)        Subsidiaries  of  Registrant

(23)        (a)  Consent  of  Grant  Thornton  LLP Independent Certified
                 Public  Accountants

            (b) Consent of KPMG Peat Marwick LLP Independent Certified Public Accountants

(99)        Additional  Exhibits

            (a) Report of Independent Certified Public Accountants-Grant Thornton LLP

            (b) Report of Independent Certified Public Accountants-KPMG Peat Marwick LLP
PAGE 19