Form 10-Q
period 1997-03-31
HARLEYSVILLE NATIONAL CORP
filed 1997-05-12
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                             SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  1997.
                                    ----------------

                                      OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from__________________to____________________.

Commission  file  number  0-15237
                          -------

                       HARLEYSVILLE NATIONAL CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

Pennsylvania                                            23-2210237
------------                                            ----------
(State  or  other  jurisdiction  of                 (I.R.S.    Employer
incorporation  or  organization)                     Identification  No.)

483  Main  Street,  Harleysville,  Pennsylvania            19438
-----------------------------------------------            -----
(Address  of  principal  executive  offices)             (Zip  Code)

Registrant's  telephone  number,  including  area  code:  (215)  256-8851

Indicate  by  check  mark  whether  the  Registrant  (1) has filed all reports required  to  be  filed  by  Section  13  or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.        Yes          X.      No.
                      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.      Yes  ___.    No  ___.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,657,496 shares of Common
Stock,  $1.00  par  value,  outstanding  on  April  30,  1997.

                     HARLEYSVILLE  NATIONAL  CORPORATION


                        INDEX  TO  FORM  10-Q  REPORT

                                                                      PAGE
                                                                      ----

Part  I.    Financial  Information


Consolidated Balance Sheets - March 31, 1997 and December 31, 1996      3

Consolidated Statements of Income - Three Months Ended                  4
March 31, 1997 and 1996

Consolidated Statements of Cash Flows - Three Months Ended              5
March 31, 1997 and 1996

Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis of Financial Condition and         7
Results of Operations

Part II.  Other Information                                            15

Signatures                                                             16

PART  1.    FINANCIAL  INFORMATION

               HARLEYSVILLE  NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEETS
                                  (Unaudited)


(Dollars in thousands)                                                  March 31, 1997    December 31, 1996
                                                                       ----------------  -------------------
ASSETS
Cash and due from banks                                                $        48,638   $           39,407
Federal Funds sold                                                              13,800                6,000
                                                                       ----------------  -------------------
    Total cash and cash equivalents                                             62,438               45,407
                                                                       ----------------  -------------------
Interest-bearing deposits in banks                                               6,625                8,475
Investment securities available for sale                                       217,256              209,795
Investment securities held to maturity
 (market value $62,952 and $66,680, respectively)                               62,165               65,226
Loans                                                                          698,842              689,203
Less: Unearned income                                                           (7,011)              (7,793)
         Allowance for loan losses                                             (10,885)             (10,710)
                                                                       ----------------  -------------------
             Net loans                                                         680,946              670,700
                                                                       ----------------  -------------------
Bank premises and equipment, net                                                15,793               14,810
Accrued income receivable                                                        7,643                6,653
Other real estate owned                                                            955                  972
Intangible assets, net                                                           1,583                1,658
Other assets                                                                     2,564                2,432
                                                                       ----------------  -------------------
         Total assets                                                  $     1,057,968   $        1,026,128
                                                                       ================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                 $       145,095   $          139,723
   Interest-bearing:
     NOW accounts                                                               98,279              102,270
     Money market accounts                                                     167,623              155,516
     Savings                                                                   107,940              104,329
     Time, under $100,000                                                      294,939              294,501
     Time, $100,000 or greater                                                  52,342               51,360
                                                                       ----------------  -------------------
          Total deposits                                                       866,218              847,699
Accrued interest payable                                                        14,061               13,927
U.S. Treasury demand notes                                                       1,933                2,572
Federal Home Loan Bank (FHLB) borrowings                                        47,750               35,000
Securities sold under agreements to repurchase                                  20,836               21,949
Other liabilities                                                                8,063                7,350
                                                                       ----------------  -------------------
          Total liabilities                                                    958,861              928,497
                                                                       ----------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued                                      -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 6,657,495 shares in 1997 and
       6,656,770 shares in 1996                                                  6,657                6,657
    Additional paid in capital                                                  40,333               40,316
    Retained Earnings                                                           50,281               47,849
    Net unrealized gains on investment securities available for sale             1,836                2,809
                                                                       ----------------  -------------------
          Total shareholders' equity                                            99,107               97,631
                                                                       ----------------  -------------------
          Total liabilities and shareholders' equity                   $     1,057,968   $        1,026,128
                                                                       ================  ===================

See accompanying notes to consolidated financial statements.

              HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                      CONSOLIDATED STATEMENTS  OF  INCOME
                                (Unaudited)

                                                                     Three months ended

                                                                           March 31,
                                                                     --------------------
(Dollars in thousands except weighted average number
 of common shares and per share information)                                   1997        1996
                                                               --------------------  -----------
INTEREST INCOME:
Loans, including fees                                          $             13,703  $   13,104
Lease financing                                                               1,108         844
Investment securities:
   Taxable                                                                    3,125       2,893
   Exempt from federal taxes                                                  1,230         850
Federal funds sold                                                               49         256
Deposits in banks                                                               124          20
                                                               --------------------  -----------
      Total interest income                                                  19,339      17,967
                                                               --------------------  -----------

INTEREST EXPENSE:
Savings deposits                                                              2,328       2,338
Time, under $100,000                                                          4,041       4,306
Time, $100,000 or greater                                                       641         413
Borrowed funds                                                                  963         519
                                                               --------------------  -----------
      Total interest expense                                                  7,973       7,576
                                                               --------------------  -----------
      Net interest income                                                    11,366      10,391
Provision for loan losses                                                       540         526
                                                               --------------------  -----------
      Net interest income after provision for loan losses                    10,826       9,865
                                                               --------------------  -----------
OTHER OPERATING INCOME:
Service charges                                                                 685         608
Security gains (losses), net                                                     29         (50)
Trust income                                                                    383         395
Other Income                                                                    293         276
                                                               --------------------  -----------
      Total other operating income                                            1,390       1,229
                                                               --------------------  -----------
      Net interest income after provision for loan losses
         and other operating income                                          12,216      11,094
                                                               --------------------  -----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits                                         3,630       3,417
Occupancy                                                                       517         476
Furniture and equipment                                                         602         500
Other expenses                                                                2,084       1,929
                                                               --------------------  -----------
      Total other operating expenses                                          6,833       6,322
                                                               --------------------  -----------
      Income before income taxes                                              5,383       4,772
Income tax expense                                                            1,469       1,388
                                                               --------------------  -----------
Net income                                                     $              3,914  $    3,384
                                                               ====================  ===========

Weighted average number of common shares                                  6,680,798   6,665,647
                                                               ====================  ===========

Net income per share information                               $               0.59  $     0.51
                                                               ====================  ===========

Cash dividends per share                                       $               0.22  $     0.19
                                                               ====================  ===========
See accompanying notes to consolidated financial statements.

                       HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                         (Unaudited)


(Dollars in thousands)                                                             Three Months Ended March 31,
OPERATING ACTIVITIES:                                                                                1997       1996
                                                                            ------------------------------  ---------
  Net Income                                                                $                       3,914   $  3,384
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                                                         540        526
    Depreciation and amortization                                                                     330        313
    Net amortization of investment
      securities' discount/premiums                                                                    61        118
    Net realized security (gain) loss                                                                 (29)        50
    Increase in accrued income receivable                                                            (990)      (151)
    Increase in accrued interest payable                                                              134        649
    Net increase in other assets                                                                     (132)      (439)
    Net increase in other liabilities                                                               1,238      1,842
    Decrease in unearned income                                                                      (782)      (585)
    Write-down of other real estate owned                                                               4        110
    Decrease in intangible assets                                                                      75         75
                                                                            ------------------------------  ---------
       Net cash provided by operating activities                                                    4,363      5,892
                                                                            ------------------------------  ---------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                                   8,881     17,531
  Proceeds, maturity or calls of investment securities held to maturity                               336      3,604
  Proceeds, maturity or calls of investment securities available for sale                           2,899      9,614
  Purchases of investment securities available for sale                                           (18,046)   (41,364)
  Net decrease in interest-bearing deposits in banks                                                1,850        165
  Net increase in loans                                                                           (10,315)    (2,531)
  Net increase in premises and equipment                                                           (1,314)      (780)
  Proceeds from sales of other real estate                                                            325        201
                                                                            ------------------------------  ---------
       Net cash used in investing activities                                                      (15,384)   (13,560)
                                                                            ------------------------------  ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                         18,519     15,232
  (Decrease) increase in U.S. Treasury demand notes                                                  (639)        66
  Increase (decrease) in FHLB borrowings                                                           12,750     (1,200)
  Decrease in securities sold under agreement                                                      (1,113)      (895)
  Cash dividends fractional shares                                                                 (1,465)    (1,264)
  Dividend reinvestment                                                                                 -         (4)
                                                                            ------------------------------  ---------
    Net cash provided by financing activities                                                      28,052     11,935
                                                                            ------------------------------  ---------
Increase in cash and cash equivalents                                                              17,031      4,267
Cash and cash equivalents at beginning of period                                                   45,407     50,607
                                                                            ------------------------------  ---------
Cash and cash equivalents at end of the period                              $                      62,438   $ 54,874
                                                                            ==============================  =========
  Cash paid during the period for:
     Interest                                                               $                       7,840   $  6,927
                                                                            ==============================  =========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned             $                         312   $    440
                                                                            ==============================  =========

See accompanying notes to consolidated financial statements.

PAGE 5
              HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                NOTES  TO  CONSOLIDATED  FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens") and Security National Bank ("Security") (collectively, the "Banks") and HNC Financial Company - as of March 31, 1997, the results of its operations for three month periods ended March 31, 1997 and 1996 and the cash flows for the three month periods ended March 31, 1997 and 1996. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's 1996 annual report.

The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

NOTE 4 - On January 1, 1996, the Corporation adopted the Financial Accounting Standards Board issued (SFAS) No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Corporation's employee stock option plan is accounted for under APB Opinion No. 25. Accordingly, the adoption of SFAS No. 123 did not have an impact on the Corporation's consolidated financial position or results of operations.

NOTE  5  -  On  March  1, 1996, the Corporation consummated the acquisition of
Farmers & Merchants Bank (Honesdale, PA.) ("Farmers"). The acquisition was pursuant to an Agreement and Plan of Reorganization and an Agreement and Plan of Merger which was executed on September 7, 1995. The agreements delineate the terms of the combination. The shareholders of Farmers approved the merger at a meeting of shareholders on January 31, 1996. For each share of Farmers common stock outstanding, 0.6190 shares of the Corporation's common stock were issued at the effective date on March 1, 1996. As a result of the transaction, 438,262 new shares of Harleysville National Corporation's Common Stock, par value $1.00 per share, were issued on March 1, 1996 pursuant to Registration Statement No. 33-65021 filed with the SEC and which was effective January 2, 1996. Farmers' banking operations were merged into those of Citizens. The Farmers merger was accounted for on a pooling-of-interests basis.

NOTE 6 - On May 9, 1996, the Board of Directors of Harleysville National Corporation declared a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held) that was payable June 28, 1996, to shareholders of record June 14, 1996.

NOTE 7 - On March 17, 1997, the HNC Financial Company, a subsidiary of Harleysville National Corporation was incorporated as a Delaware Corporation. HNC Financial Company's principal business function is to expand the investment opportunities of the Corporation.

PAGE 6

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS
-----------------------

     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation, the Banks and HNC Financial Company. The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1996 Annual Report. Current performance does not guarantee, assure, or indicate similar performance in the future.

     In addition to historical information, this Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Corporation in 1997 and 1998, and any Current Reports on Form 8-K filed by the Corporation.

     Consolidated net income for the first three months of 1997 was $3,914,000, an increase of $530,000, or 15.7%, over the first three months of 1996 net income of $3,384,000. Earnings per share for the first three months of 1997 of $0.59 increased $0.08, over the first three months of 1996 earnings per share of $0.51.

     For the three months ended March 31, 1997, the annualized return on average assets and the annualized return on average shareholders' equity were 1.52% and 15.84%, respectively. For the same period in 1996, the annualized return on average assets was 1.44% and the annualized return on average shareholders' equity was 15.45%.

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

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------

     Net interest income for the first three months of 1997 of $11,366,000 increased $975,000, or 9.4%, over the first three months of 1996 net interest income of $10,391,000. As illustrated in the table on the next page, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first three months of 1997, compared to the same period in 1996. The increase in interest income was partially offset by a rise in interest expense, primarily led by an increase in other borrowings interest expense, related to higher volumes and rates. Other borrowings include Federal Funds purchased, Federal Home Loan Bank borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

     The rate-volume variance analysis set forth in the table on the next page, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 1997 over March 31, 1996 by their rate and volume components.

PAGE 7
                                                   Three Months Ended
                                                      March 31, 1997
                                                        Over/Under
                                                      March  31,1996

                                               Total            Caused by:
                                                               ------------
                                              Variance       Rate       Volume
                                             ----------  ------------  --------
Interest Income:
  Securities *                               $     817   $       229   $   588
  Money market instruments                        (103)           39      (142)
  Loans *                                          861          (445)    1,306
                                             ----------  ------------  --------
     Total                                       1,575          (177)    1,752
                                             ----------  ------------  --------

Interest Expense:
  Savings deposits                                 (10)          (85)       75
  Time deposits and certificates of deposit        (37)         (187)      150
  Other borrowings                                 444           184       260
                                             ----------  ------------  --------
      Total                                        397           (88)      485
                                             ----------  ------------  --------

Net interest income                          $   1,178          ($89)  $ 1,267
                                             ==========  ============  ========
    *Tax Equivalent Basis

     Taxable-equivalent net interest income was $12,104,000 for the first three months of 1997, compared to $10,926,000 for the same period in 1996, a 10.8% or $1,178,000 increase. This increase in taxable-equivalent net interest income was due to a $1,267,000 increase related to volume, offset by a $89,000 decrease related to interest rates. Total taxable-equivalent interest income grew $1,575,000, the result of the higher volumes in both the security and loan earning asset categories. Average year-to-date earning assets increased to $979,136,000 at March 31, 1997 from $895,616,000 at March 31, 1996, a 9.3% increase. This increase in earning assets was primarily due to the growth in loans, as a result of persistent sales efforts and new branch openings. Nonaccruing loans are included in the average balance yield calculations, but the average nonaccruing loans had no material effect on the results.

     Total interest expense grew $397,000 during the first three months of 1997, compared to the same period in 1996. This growth was principally the result of both higher rates and volumes associated with other borrowings. The volume of average other borrowings increased $14,643,000, or 37.0% during the first three months of 1997, compared to the first three months of 1996. The increase in other borrowings was used to finance asset growth. Partially offsetting this growth in interest expense were lower savings and time deposit interest expense, primarily related to lower rates experienced during the first quarter of 1997, compared to the same period in 1996.

 NET  INTEREST  MARGIN
 ---------------------

     The net interest margin of 4.94% for the three month period ended March 31, 1997, increased from the 4.88% net interest margin for the first three months of 1996. The yield on earning assets of 8.20% during the first three months of 1997 was lower than the 8.26% earned during the first three months of 1996. This drop in yield is due to the lower interest yields on loans in 1997, compared to 1996. The 4.19% average interest rate paid on deposits and other borrowings during the first three months of 1997, increased from the 4.18% rate paid during the same period in 1996. The increase in the rate is due generally to the higher volumes and rates paid on other borrowings. The Banks have been able to effectively match assets and liabilities and maintain a consistent percentage of earning assets to total assets.

PROVISION  FOR  LOAN  LOSSES
----------------------------

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

     For the first three months of 1997 the provision for loan losses was $540,000, compared to $526,000 for the same period in 1996. Net charge offs were $365,000 for the three months ended March 31, 1997, compared with $231,000 for the three months ended March 31, 1996. The net loans charged off during the first three months of 1997 were primarily attributed to consumer loans (installment, personnel credit lines and credit cards). During the first quarter of 1997, management took steps to control the risk of consumer charge offs by tightening credit standards and increasing reserve for loan losses for consumer loans. The ratio of the allowance for loan losses to loans at March 31, 1997 of 1.57% did not change from the December 31, 1996 ratio, and was lower than the March 31, 1996 ratio of 1.61%.

ALLOWANCE  FOR  LOAN  LOSSES
----------------------------

      Transactions in  the  allowance  for  loan  losses  are as follows:



                                                         1997              1996
                                                   -----------------  ---------------
Balance, Beginning of Year                            $10,710,000       $9,891,000
Provision charged to operating expenses                   540,000          526,000
Loans charged off                                        (431,000)        (265,000)
Recoveries                                                 66,000           34,000
                                                   -----------------  ---------------
Balance, March 31                                     $10,885,000      $10,186,000
                                                   =================  ===============

Ratios:
-------
                                                   March  31, 1997    Dec. 31, 1996    March 31, 1996
                                                   -----------------  ---------------  ---------------
Allowance for loan losses to nonperforming assets             179.7%           188.8%            84.8%

Nonperforming assets to total loans & net assets
acquired in foreclosure                                        0.87%            0.83%            1.87%

Allowance for loan losses to total loans                       1.57%            1.57%            1.61%

     The following table sets forth an allocation of the allowance for loan losses by loan category:


                                March 31, 1997
                               ---------------
                                             Percent
                               Amount       of Loans
                           ---------------  ---------
Commercial and industrial  $     2,171,000        26%
Installment and other            1,554,000        32%
Real estate                      1,716,000        34%
Lease financing                    118,000         8%
Unallocated                      5,326,000        N/A
                           ---------------  ---------
  Total                    $    10,885,000       100%
                           ===============  =========

     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.87% of total loans and net assets acquired in foreclosure at March 31, 1997, compared to 0.83% at December 31, 1996 and 1.87% at March 31, 1996. The decline in this ratio from March 31, 1996 to March 31, 1997, is the result of the reduction in nonaccruing loans during this period. The ratio of the allowance for loan losses to non-performing assets was 179.7% at March 31, 1997 compared to 188.8% at December 31, 1996 and 84.8% at March 31, 1996.

     Nonaccruing loans at March 31, 1997 of $3,420,000, increased $437,000 from the December 31, 1996 level of $2,983,000, and decreased $6,143,000 from the March 31, 1996 level of $9,563,000. The $6,143,000 reduction in nonaccrual loans from March 31, 1996 to March 31, 1997, is primarily due to one loan being upgraded to accruing status during the fourth quarter of 1996. This loan achieved accrual status after meeting appropriate standards.

     Net  assets  in  foreclosure  totaled  $955,000 as of  March 31,
1997, a decrease of $17,000 from the December 31, 1996 balance of $972,000. During the first three months of 1997, transfers from loans to assets in foreclosure were $312,000, payments on foreclosed properties totaled $325,000 and write downs of assets in foreclosure equaled $4,000. The $312,000 in loans transferred to assets in foreclosure included $221,000 of commercial loans, $89,000 of consumer loans and $2,000 of loans associated with mortgage loans. The balance of net assets in foreclosure at March 31, 1996 was
$1,348,000.    Efforts  to  liquidate  assets  acquired  in  foreclosure  are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of March 31, 1997, there were four unrelated borrowers with troubled debt restructured loans totaling $1,681,000, compared with a balance of $1,717,000 as of December 31, 1996 and $1,102,000 at March 31, 1996. All four customers  were  complying  with  the restructured terms as of March 31, 1997.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of March 31, 1997, loans past due 90 days or more and still accruing interest were $2,174,000, compared to $1,848,000 as of December 31, 1996 and $1,376,000 as of March 31, 1996. The $798,000 increase in loans past due 90 days from March 31, 1996 to March 31, 1997 was the result of increases in both real estate loans and installment loans past due 90 days of $678,000 and $136,000, respectively. These increases were partially offset by decreases in commercial loans past due 90 days or more.

     The  following  information  concerns  impaired  loans:

Impaired  Loans:

Restructured Loans                                  $1,681,000
Nonaccrual Loans                                     2,354,000
                                                    ----------
                                                    $4,035,000
                                                    ==========

     Average year-to-date impaired loans:                       $4,237,000
                                                                ==========

     Impaired loans with specific loss allowances:              $4,035,000
                                                                ==========

     Loss allowances reserved on impaired loans:                $  514,000
                                                                ==========

     Income recognized on impaired loans during
          the first three months of 1997                        $   40,000
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

OTHER  OPERATING  INCOME
------------------------

                                        Three Months Ended March 31,
                                -----------------------  -----------------
                                         1997                  1996
                                -----------------------  -----------------
                                           (Dollars in thousands)
Service charges                 $                   685  $            608
Securities gains (losses), net                       29               (50)
Trust income                                        383               395
Other income                                        293               276
                                -----------------------  -----------------
Total other operating income    $                 1,390  $          1,229
                                =======================  =================

     Other operating income for the first three months of 1997 increased $161,000, or 13.1%, from $1,229,000 at March 31, 1996 to $1,390,000 at March
31, 1997. This rise in other operating income is the result of a $77,000 growth in service charges, a $17,000 rise in other income and the impact of a $29,000 gain on the sale of securities during the first quarter of 1997, compared to a $50,000 loss on the sale of securities during the same period in 1996. Trust fees decreased $12,000 in the first quarter of 1997, compared to the first quarter of 1996.

     The $77,000, or 12.7% increase in service charges is primarily the result of a $35,000, or 12.6% rise in service charges on deposits and a $28,000, or 10.2% growth in overdraft fees during this period. The remaining increase is attributed to the 9.6% increase in deposits eligible for service charges, from the first quarter of 1996 to the first quarter in 1997. The corporation recorded a net security gain of $29,000 in the first quarter of 1997, compared to a $50,000 loss in the same period in 1996. From time to time, the Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the Trust and Financial Services Department decreased $12,000, or 3.0%, in the first three months of 1997, compared to the same period in 1996. This decrease is the result of the timing of the recognition of trust fees throughout the year. The book value of trust assets increased 5.2% from March 31, 1996 to March 31, 1997. Other income for the first three months of 1997 increase $17,000, compared to the same period in 1996. This increase was due to higher leasing fees and credit card related fees, offset by lower loan insurance fees.

OTHER  OPERATING  EXPENSES
--------------------------

                                        Three Months Ended March 31,
                                -----------------------  ----------------
                                         1997                  1996
                                -----------------------  ----------------
                                            Dollars in thousands)
Salaries                        $                 2,765  $          2,529
Employee benefits                                   865               888
Net occupancy expense                               517               476
Equipment expense                                   602               500
Other expenses                                    2,084             1,929
                                -----------------------  ----------------
Total other operating expenses  $                 6,833  $          6,322
                                =======================  ================

     Other operating expenses for the first three months of 1997 of $6,833,000 increased $511,000, or 8.1%, from the $6,322,000 for the same period in 1996. The rise in operating expenses was due to higher expenses related to two new branches opened after September 30, 1996, increases in equipment expenses and other expenses related to the overall growth of the Banks.

     Employee salaries increased $236,000, or 9.3% from $2,529,000 for the first three months of 1996 to $2,765,000 for the same period in 1997. The salary increase directly related to the staffing of the two new branches was $64,000, or 27.1% of the total salary increase. The remaining increase in salaries reflects cost of living increases, merit increases and additional staff necessitated by current and planned future growth. Employee benefits of $865,000 expensed in the first three months of 1997, were lower than the $888,000 of employee benefits expensed during the same period in 1996. This small decline is the result of the modification of the Banks' profit-sharing plan into a 401 (K) plan during 1996. The profit-sharing plan was funded entirely by the Banks and the modified 401 (K) plan is both Bank and employee funded.

     Net occupancy expense increased $41,000, or 8.6%, from $476,000 in the first three months of 1996 to $517,000 in the first three months of 1997. The two new branches were responsible for this entire increase. Equipment expense increased $102,000, or 20.4% during the first three months of 1997, compared to the same period in 1996. The first three months of 1997 equipment expense related to the new branches totaled $27,000. The remainder of this increase is due to both equipment rental, depreciation and maintenance associated with planned increased data processing capabilities. The increased data processing capabilities include equipment used to process check imaging and the ongoing updating of data processing equipment to manage the rise in volume related to the growth of the Corporation.

     Other  expenses  increased $155,000, or 8.0%, from $1,929,000 in the first three months of 1996, compared to $2,084,000 other expenses recorded during the same period in 1997. This growth is the result of higher stationery and supplies, and postage expenses of $87,000 and $33,000, respectively. The increase in stationery and supplies, is the result of an increase in volume and the timing of stationery and supplies expenditures throughout the year. The rise in postage expense is related to the increase in volume. The remaining increase is related to the two new branches.

INCOME  TAXES
-------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

     Total assets grew $31,840,000, or 3.1%, from $1,026,128,000 at December 31, 1996 to $1,057,968,000 at March 31, 1997. This growth was primarily in interest earning assets which grew $20,771,000 to $991,677,000 at March 31, 1997, from $970,906,000 at December 31, 1996. During the first three months of 1997 loans grew $10,421,000, investment securities grew $4,400,000, Federal funds sold rose $7,800,000 and interest-bearing deposits in banks declined $1,850,000.

     Total deposits rose $18,519,000 from $847,699,000 at December 31, 1996 to $866,218,000 at March 31, 1997. This growth was due to a $5,372,000 growth in noninterest-bearing accounts, a $12,107,000 increase in money market accounts, a $3,611,000 increase in savings accounts and a $1,420,000 rise in time deposits. Offsetting these increases was a $3,991,000 decrease in NOW accounts. Other borrowings increased $10,998,000 during the first three months of 1997, primarily the result of an increase in Federal Home Loan Bank borrowings. Other borrowings and deposits are used to fund loan and investment growth.

CAPITAL
-------

     Capital formation is critical to the Corporation's well being and future growth. Capital for the period ending March 31, 1997 was $99,107,000, an increase of $1,476,000 over the end of 1996. The increase is primarily the result of the retention of the Corporation's earnings. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority which, if it were to be implemented, would have a material effect on the Corporation's capital.

     The  Corporation's    capital  ratios  exceed  regulatory  requirements.
Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 10.16% at March 31, 1997, compared with 10.29% at December 31, 1996. Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 Capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 1997, the Corporation's Tier 1 risk-adjusted capital ratio was 13.20%, and the total risk-adjusted capital ratio was 14.46%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at March 31, 1997.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 9.28% at March 31, 1997 and 9.21% at December 31, 1996.

     The year-to-date March 31, 1997 cash dividend per share of $.22 was 15.8% higher than the cash dividend for the same period in 1996 of $.19. On June 28, 1996, the Corporation paid a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held), to shareholders of record June 14, 1996. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first three months of 1997.

LIQUIDITY
---------

     Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity answers the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal funds sold averaged $3,684,000 during the first three months of 1997 and securities available for sale averaged $213,526,000 during the first three months of 1997, more than sufficient to match normal fluctuations in loan demand or deposit fund supplies. Backup sources of liquidity are provided by Federal fund lines carried in the subsidiary Banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh, of which Harleysville, Citizens and Security are members. Unused lines of credit at the FHLB were $170,749,000, as of March 31, 1997.

     There are currently a number of issues before Congress which may affect the Corporation and its business operations, and the business operations of its subsidiaries. However, management does not believe these issues will have a material adverse effect on liquidity, capital resources or the results of operations.

     On  September  30,  1996,  the  President  signed into law the
Deposit Insurance Funds Act of 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC") and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. Pursuant to the act, during the years 1997, 1998 and 1999, the Bank Insurance Fund ("BIF") will pay $322 million of FICO debt service, and SAIF will pay $458 Million.

     Based on current projected deposit levels during 1997, Management expects that the increase in the FDIC assessment rate will not have a material impact on earnings. However, individual institution's assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law.

     There are no known trends or demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Aside from those matters described above, management does not currently believe that there are any known trends or uncertainties which would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities which if they were to be implemented would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have and in the future may have a negative impact on the Corporation's results of operations.

PAGE 14
                  PART II.    OTHER INFORMATION

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

Item 2. Change in Securities.
----------------------------

               Not applicable.

Item 3. Defaults Upon Senior Securities.
---------------------------------------

               Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

               None.

Item 5. Other Information.
-------------------------

               None.

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------
               (a)  Exhibits:
                    None.

               (b)  Reports on Form 8-K:
                    None.

PAGE 15

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




                         HARLEYSVILLE  NATIONAL  CORPORATION




                                 /s/ Walter E. Daller, Jr.
                                 ________________________________
                                 Walter E. Daller, Jr., President
                                 and Chief Executive Officer
                                 (Principal executive officer)



                                 /s/ Vernon L. Hunsberger
                                 _______________________________
                                 Vernon L. Hunsberger, Treasurer
                                 (Principal financial and accounting officer)



Date:    May  12,  1997

PAGE 16