Form 10-Q
period 1997-06-30
HARLEYSVILLE NATIONAL CORP
filed 1997-08-13
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                             SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  1997.
                                    ---------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,008,322 shares of Common
Stock,  $1.00  par  value,  outstanding  on  July  31,  1997.

PAGE 1

                           HARLEYSVILLE  NATIONAL  CORPORATION

                             INDEX  TO  FORM  10-Q  REPORT

                                                                                           PAGE
                                                                                           ----

Part  I.    Financial  Information


Consolidated Balance Sheets - (unaudited) June 30, 1997 and (audited) Dec. 31, 1996           3

Consolidated Statements of Income (unaudited) - Six Months and Three Months                   4
Ended June 30, 1997 and 1996

Consolidated Statements of Cash Flows (unaudited) - Six Months Ended June 30, 1997 and 1996   5

Notes to Consolidated Financial Statements                                                    6

Management's Discussion and Analysis of Financial Condition and                               8
Results of Operations

Part II.  Other Information                                                                  18

Signatures                                                                                   20

Page 2

                                   PART  1.    FINANCIAL INFORMATION
                           HARLEYSVILLE  NATIONAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED  BALANCE  SHEETS


                                                                         (Unaudited)         (Audited)
(Dollars in thousands)                                                  June 30, 1997    December 31, 1996
                                                                       ---------------  -------------------
ASSETS
Cash and due from banks                                                $       46,285   $           39,407
Federal Funds sold                                                             31,250                6,000
                                                                       ---------------  -------------------
    Total cash and cash equivalents                                            77,535               45,407
                                                                       ---------------  -------------------
Interest-bearing deposits in banks                                              6,317                8,475
Investment securities available for sale                                      227,191              209,795
Investment securities held to maturity
 (market value $58,422 and $66,680, respectively)                              57,218               65,226
Loans                                                                         711,116              689,203
Less: Unearned income                                                          (6,211)              (7,793)
         Allowance for loan losses                                            (11,204)             (10,710)
                                                                       ---------------  -------------------
             Net loans                                                        693,701              670,700
                                                                       ---------------  -------------------
Bank premises and equipment, net                                               17,166               14,810
Accrued income receivable                                                       7,463                6,653
Other real estate owned                                                         1,032                  972
Intangible assets, net                                                          1,508                1,658
Other assets                                                                    2,682                2,432
                                                                       ---------------  -------------------
         Total assets                                                  $    1,091,813   $        1,026,128
                                                                       ===============  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                 $      149,512   $          139,723
   Interest-bearing:
     NOW accounts                                                              98,558              102,270
     Money market accounts                                                    173,665              155,516
     Savings                                                                  107,955              104,329
     Time, under $100,000                                                     296,171              294,501
     Time, $100,000 or greater                                                 68,148               51,360
                                                                       ---------------  -------------------
          Total deposits                                                      894,009              847,699
Accrued interest payable                                                       14,499               13,927
U.S. Treasury demand notes                                                      2,011                2,572
Federal Home Loan Bank (FHLB) borrowings                                       43,750               35,000
Securities sold under agreements to repurchase                                 25,353               21,949
Other liabilities                                                               8,298                7,350
                                                                       ---------------  -------------------
          Total liabilities                                                   987,920              928,497
                                                                       ---------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued                                     -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 7,005,600 shares in 1997 and
       6,656,770 shares in 1996                                                 7,006                6,657
    Additional paid in capital                                                 49,144               40,316
    Retained Earnings                                                          44,048               47,849
    Net unrealized gains on investment securities available for sale            3,695                2,809
                                                                       ---------------  -------------------
          Total shareholders' equity                                          103,893               97,631
                                                                       ---------------  -------------------
          Total liabilities and shareholders' equity                   $    1,091,813   $        1,026,128
                                                                       ===============  ===================

See accompanying notes to consolidated financial statements.

PAGE 3

                 HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                         CONSOLIDATED  STATEMENTS  OF  INCOME

                                 (Unaudited)
                                                             Six months ended         Three months Ended
(Dollars in thousands except weighted average number              June 30,                  June 30,
of common shares and per share information)                 -----------------        ------------------
                                                                1997         1996           1997       1996
                                                          -----------------  ----  ------------------  ----
INTEREST  INCOME:
Loans, including fees                                         $   27,606  $   26,059   $   13,903  $   12,956
Lease financing                                                    2,237       1,709        1,129         865
Investment securities:
   Taxable                                                         6,256       5,897        3,131       3,004
   Exempt from federal taxes                                       2,501       1,825        1,271         975
Federal funds sold                                                   316         399          267         142
Deposits in banks                                                    218          72           94          52
                                                              ----------  -----------  ----------  -----------
      Total interest income                                       39,134      35,961       19,795      17,994
                                                              ----------  -----------  ----------  -----------

INTEREST EXPENSE:
Savings deposits                                                   4,851       4,733        2,523       2,395
Time, under $100,000                                               8,151       8,527        4,109       4,222
Time, $100,000 or greater                                          1,440         875          800         461
Borrowed funds                                                     1,919         993          956         474
                                                              ----------  -----------  ----------  -----------
      Total interest expense                                      16,361      15,128        8,388       7,552
                                                              ----------  -----------  ----------  -----------
      Net interest income                                         22,773      20,833       11,407      10,442
Provision for loan losses                                          1,130       1,055          590         529
                                                              ----------  -----------  ----------  -----------
      Net interest income after provision for loan losses         21,643      19,778       10,817       9,913
                                                              ----------  -----------  ----------  -----------
OTHER OPERATING INCOME:
Service charges                                                    1,416       1,265          730         657
Security gains (losses), net                                         704        (119)         676         (69)
Trust income                                                         738         685          355         290
Other Income                                                         658         585          365         309
                                                              ----------  -----------  ----------  -----------
      Total other operating income                                 3,516       2,416        2,126       1,187
                                                              ----------  -----------  ----------  -----------
      Net interest income after provision for loan losses
         and other operating income                               25,159      22,194       12,943      11,100
                                                              ----------  -----------  ----------  -----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits                              7,438       6,753        3,808       3,337
Occupancy                                                            957         906          440         430
Furniture and equipment                                            1,255         994          652         494
Other expenses                                                     4,087       3,745        2,004       1,815
                                                              ----------  -----------  ----------  -----------
      Total other operating expenses                              13,737      12,398        6,904       6,076
                                                              ----------  -----------  ----------  -----------
      Income before income taxes                                  11,422       9,796        6,039       5,024
Income tax expense                                                 3,138       2,767        1,669       1,380
                                                              ----------  -----------  ----------  -----------
Net income                                                    $    8,284  $    7,029   $    4,370  $    3,644
                                                              ==========  ===========  ==========  ===========

Weighted average number of common shares                       7,007,043   6,996,654    7,012,739   6,997,256
                                                              ==========  ===========  ==========  ===========

Net income per share information                              $     1.18  $     1.00   $     0.62  $     0.52
                                                              ==========  ===========  ==========  ===========

Cash dividends per share                                      $     0.42  $     0.36   $     0.21  $     0.18
                                                              ==========  ===========  ==========  ===========

See accompanying notes to consolidated financial statements.

PAGE 4

                HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                   (Unaudited)

(Dollars in thousands)                                                                Six Months Ended June 30,
OPERATING ACTIVITIES:                                                                             1997       1996
                                                                            ---------------------------  ---------
  Net Income                                                                $                    8,284   $  7,029
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                                                    1,130        155
    Depreciation and amortization                                                                  708        646
    Net amortization of investment
      securities' discount/premiums                                                                113        242
    Net realized security (gain) loss                                                             (704)       119
    Increase in accrued income receivable                                                         (810)      (321)
    Increase in accrued interest payable                                                           572      1,018
    Net (increase) decrease in other assets                                                       (250)       450
    Net increase in other liabilities                                                              470      2,472
    Decrease in unearned income                                                                 (1,582)      (820)
    Write-down of other real estate owned                                                            4        111
    Decrease in intangible assets                                                                  151        151
                                                                            ---------------------------  ---------
       Net cash provided by operating activities                                                 8,086     11,252
                                                                            ---------------------------  ---------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                               15,199     38,520
  Proceeds, maturity or calls of investment securities held to maturity                          5,261      7,553
  Proceeds, maturity or calls of investment securities available for sale                       10,748     20,506
  Purchases of investment securities available for sale                                        (38,640)   (85,736)
  Net decrease (increase) in interest-bearing deposits in banks                                  2,158     (2,836)
  Net increase in loans                                                                        (23,218)   (26,641)
  Net increase in premises and equipment                                                        (3,064)    (1,154)
  Proceeds from sales of other real estate                                                         605         87
                                                                            ---------------------------  ---------
       Net cash used in investing activities                                                   (30,951)   (49,701)
                                                                            ---------------------------  ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                      46,310     38,940
  (Decrease) increase in U.S. Treasury demand notes                                               (561)       199
  Increase (decrease) in FHLB borrowings                                                         8,750     (2,700)
  Increase in securities sold under agreement                                                    3,403        572
  Cash dividends & fractional shares                                                            (2,933)    (2,528)
  Dividend reinvestment                                                                            (17)       (19)
  Stock Options                                                                                     41         21
                                                                            ---------------------------  ---------
    Net cash provided by financing activities                                                   54,993     34,485
                                                                            ---------------------------  ---------
Increase in cash and cash equivalents                                                           32,128     (3,964)
Cash and cash equivalents at beginning of period                                                45,407     50,607
                                                                            ---------------------------  ---------
Cash and cash equivalents at end of the period                              $                   77,535   $ 46,643
                                                                            ===========================  =========
  Cash paid during the period for:
     Interest                                                               $                   15,789   $ 14,110
                                                                            ===========================  =========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned             $                      669   $    911
                                                                            ===========================  =========

See accompanying notes to consolidated financial statements.

PAGE 5
              HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES  TO  CONSOLIDATED  FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens") and Security National Bank ("Security") (collectively, the "Banks") and HNC Financial Company - as of June 30, 1997, the results of its operations for six and three month periods ended June 30, 1997 and 1996 and the cash flows for the six month periods ended June 30, 1997 and 1996. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's 1996 annual report.

The results of operations for the six and three month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 6 - On May 8, 1997, the Board of Directors of Harleysville National Corporation declared a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held) that was payable June 30, 1997, to shareholders of record June 13, 1997.
            On May 9, 1996, the Board of Directors of Harleysville National Corporation declared a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held) that was payable June 28, 1996, to shareholders of record June 14, 1996.

PAGE 6
            Prior period weighted average number of common shares, net income per share and cash dividends per share information have been restated to reflect the stock dividends.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS
-----------------------

     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation, the Banks and HNC Financial Company. The Corporation's consolidated financial condition and results of operations consist almost entirely of the Banks' financial condition and results of operations. This discussion should be read in conjunction with the 1996 Annual Report. Current performance does not guarantee, assure, or may be indicative of similar performance in the future.

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

     Consolidated net income for the first six months of 1997 was $8,284,000, an increase of $1,255,000, or 17.9%, over the first six months of 1996 net income of $7,029,000. Earnings per share for the first six months of 1997 of $1.18 increased $0.18, over the first six months of 1996 earnings per share of $1.00. Consolidated net income for the second quarter of 1997 was $4,370,000, an increase of $726,000, or 19.9%, over the second quarter of 1996 net income of $3,644,000. Earnings per share for the second quarter of 1997 of $0.62 increased $0.10, over the second quarter of 1996 earnings per share of $0.52.

     The second quarter of 1997 net income included a security gain, resulting from the sale of equity securities held at HNC Financial Company. This gain contributed approximately $400,000 to net income during the second quarter of 1997. Management continuously reviews the available for sale security portfolio for opportunities to sell securities and recognize gains. The timing of security sales is dependent on portfolio management strategies and market conditions. It is anticipated that Management may sell securities in the future that may result in gains or losses.

     For the six months ended June 30, 1997, the annualized return on average assets and the annualized return on average shareholders' equity were 1.58% and 16.49%, respectively. For the same period in 1996, the annualized return on average assets was 1.48% and the annualized return on average shareholders' equity was 15.86%. For the three months ended June 30, 1997, the annualized return on average assets was 1.64%, compared to 1.51% for the same period in 1996, and the annualized return on average shareholders' equity was 17.20% for the second quarter of 1997 and 16.23% for the second period of 1996.

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

 NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
 -------------------------------------------------------------

     Net interest income for the first six months of 1997 of $22,773,000 increased $1,940,000, or 9.3%, over the first six months of 1996 net interest income of $20,833,000. As illustrated in the table on the next page, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first six months of 1997, compared to the same period in 1996. The increase in interest income was partially offset by a rise in interest expense, as a result of an increase in the volumes of other borrowings. Other borrowings include Federal Funds purchased, Federal Home Loan Bank borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

     The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the six months ended June 30, 1997 over June 30, 1996 and the three months ended June 30, 1997 over June 30, 1996 by their rate and volume components.

                                                  Six  Months  Ended                Three Months Ended
                                                   June  30,  1997                   June 30, 1997
                                                     Over/(Under)                      Over/(Under)
                                                   June  30,  1996                   June 30, 1996

                                               Total     Caused by:              Total     Caused by:
                                                        ------------                      ------------
                                             Variance       Rate      Volume   Variance       Rate      Volume
                                             ---------  ------------  -------  ---------  ------------  -------
Interest Income:
  Securities *                               $   1,397  $       356   $ 1,041  $     581  $       134   $   448
  Money market instruments                          64           34        30        167            6       161
  Loans *                                        2,085         (410)    2,495      1,224           43     1,181
                                             ---------  ------------  -------  ---------  ------------  -------
     Total                                       3,546          (20)    3,566      1,972          183     1,790
                                             ---------  ------------  -------  ---------  ------------  -------

Interest Expense:
  Savings deposits                                 118          (64)      182        128           23       106
  Time deposits and certificates of deposit        190         (212)      402        226          (25)      251
  Other borrowings                                 926          (11)      937        482           13       469
                                             ---------  ------------  -------  ---------  ------------  -------
      Total                                      1,234         (287)    1,521        836           11       826
                                             ---------  ------------  -------  ---------  ------------  -------

Net interest income                          $   2,312  $       267   $ 2,045  $   1,136  $       172   $   964
                                             =========  ============  =======  =========  ============  =======
    *Tax Equivalent Basis

     Taxable-equivalent net interest income was $24,277,000 for the first six months of 1997, compared to $21,965,000 for the same period in 1996, a 10.5% or $2,312,000 increase. This increase in taxable-equivalent net interest income was primarily due to a $2,045,000 increase related to volume. The increase related to interest rates was $267,000. Total taxable-equivalent interest income grew $3,546,000, primarily the result of the higher volumes in both the security and loan earning asset categories. Average year-to-date earning assets increased to $993,036,000 at June 30, 1997 from $905,386,000 at June 30, 1996, a 9.7% increase. This increase in earning assets was primarily due to the growth in loans, as a result of persistent sales efforts and new branch openings.

     Total interest expense grew $1,234,000 during the first six months of 1997, compared to the same period in 1996. This growth was principally the result of higher volumes, primarily due to an increase in other borrowings. The volume of average other borrowings increased $36,621,000, or 95.3% during the first six months of 1997, compared to the first six months of 1996. The increase in other borrowings was used to finance asset growth. Partially offsetting this growth in interest expense were lower interest rates paid on deposits during the first half of 1997, compared to the same period in 1996. The lower deposit rates were primarily due to lower time deposit rates. The decrease in the time deposit rates is related to the repricing of maturing higher rate CD's, into CD's with lower rates.

PAGE 9
      Taxable-equivalent net interest income of $12,179,000 was $1,136,000, or 10.3% higher for the second quarter of 1996, compared to
$11,043,000  for  the  same  period  in 1996.  Interest income grew $1,972,000 during the period, as a result of an increase in earning asset volumes. Second quarter average earning assets grew $90,864,000, compared to the second quarter of 1996. This growth included a $54,470,000 rise in loans and a $24,894,000 increase in securities. The increase in the interest income was partially offset by a $836,000 rise in interest expense. Increases in all deposit category volumes contributed to this increase in interest expense.
 Nonaccruing loans are included in the average balance yield calculations, but the average nonaccruing loans had no material effect on the results.

 NET  INTEREST  MARGIN
 ---------------------

     The net interest margin of 4.89% for the six month period ended June 30, 1997, increased from the 4.85% net interest margin for the first six months of 1996. The yield on earning assets was 8.19% during the first six months of 1997 and 1996. During the first six months of 1997, a decrease in the yield on loans was offset by increases in both the securities and money market instrument earning asset categories, compared to the same period in 1996.
The 4.11% average interest rate paid on interest bearing deposits and other borrowings during the first six months of 1997, decreased from the 4.14% rate paid during the same period in 1996. The decrease in the rate is due generally to the lower rates paid on time deposits. The net interest margin was 4.84% in the second quarter of 1996, a .01% increase from the 4.83% net interest margin recorded in the second quarter of 1996. The Banks have been able to effectively match assets and liabilities and maintain a consistent percentage of earning assets to total assets.

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

      For the first six months of 1997 the provision for loan losses was $1,130,000, compared to $1,055,000 for the same period in 1996. Net charge offs were $636,000 for the six months ended June 30, 1997, compared with $452,000 for the six months ended June 30, 1996. The net loans charged off during the first six months of 1997 were primarily attributed to consumer loans (installment, personal credit lines and credit cards). During the first half of 1997, management took steps to control the risk of consumer charge offs by tightening credit standards and increasing reserve for loan losses for consumer loans. Total net loans charged off during the second quarter of 1997 were 25.3% less than the first quarter of 1997. The ratio of the allowance for loan losses to loans at June 30, 1997 of 1.59% was higher than the December 31, 1996 ratio of 1.57%, and was lower than the June 30, 1996 ratio of 1.60%.

ALLOWANCE  FOR  LOAN  LOSSES
----------------------------

     Transaction  in  the  allowance  for  loan  losses  are as follows:



                                                         1997             1996
                                                   ----------------  ---------------
Balance, Beginning of Year                           $10,710,000       $9,891,000
Provision charged to operating expenses               1,130,000         1,055,000
Loans charged off                                     (777,000)         (513,000)
Recoveries                                             141,000           61,000
                                                   ----------------  ---------------
Balance, June 30                                     $11,204,000       $10,494,000
                                                   ================  ===============

Ratios:                                            June  30, 1997    Dec. 31, 1996    June 30, 1996
-------------------------------------------------  ----------------  ---------------  --------------
Allowance for loan losses to nonperforming assets            178.2%           188.8%           82.9%
                                                   ----------------  ---------------  --------------
Nonperforming assets to total loans & net assets
acquired in foreclosure                                       0.88%            0.83%           1.90%
Allowance for loan losses to total loans                      1.59%            1.57%           1.60%

     The following table sets forth an allocation of the allowance for loan losses by loan category:

                                 June 30, 1997
                                 --------------
                                            Percent
                               Amount      of Loans
                           --------------  ---------
Commercial and industrial  $    1,945,000        26%
Installment and other           1,706,000        32%
Real estate                     1,710,000        34%
Lease financing                   137,000         8%
Unallocated                     5,706,000  N/A
                           --------------  ---------
  Total                    $   11,204,000       100%
                           ==============  =========

     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.88% of total loans and net assets acquired in foreclosure at June 30, 1997, compared to 0.83% at December 31, 1996 and 1.90% at June 30, 1996. The decline in this ratio from June 30, 1996 to June 30, 1997, is the result of the reduction in nonaccruing loans during this period. The ratio of the allowance for loan losses to non-performing assets was 178.2% at June 30, 1997 compared to 188.8% at December 31, 1996 and 82.9% at June 30, 1996.

     Nonaccruing loans at June 30, 1997 of $4,217,000, increased $1,234,000 from the December 31, 1996 level of $2,983,000, and decreased $5,395,000 from the June 30, 1996 level of $9,612 ,000. The increase from December 31, 1997 is primarily related to commercial & real estate loans. The $5,394,000 reduction in nonaccrual loans from June 30, 1996 to June 30, 1997, is primarily due to one loan being upgraded to accruing status during the fourth quarter of 1996. This loan achieved accrual status after meeting appropriate standards.

     Net  assets  in  foreclosure totaled  $1,032,000 as of  June 30,
1997, an increase of $60,000 from the December 31, 1996 balance of $972,000. During the first six months of 1997, transfers from loans to assets in foreclosure were $669,000, payments on foreclosed properties totaled $605,000 and write downs of assets in foreclosure equaled $4,000. The $669,000 in loans transferred to assets in foreclosure included $367,000 of real estate loans and $302,000 commercial loans. The balance of net assets in foreclosure at June 30, 1996 was $1,933,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of June 30, 1997, there were two unrelated borrowers with troubled debt restructured loans totaling $1,037,000, compared with a balance of $1,717,000 as of December 31, 1996 and $1,115,000 at June 30, 1996. Both of
the  customers were complying with the restructured terms as of June 30, 1997.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of June 30, 1997, loans past due 90 days or more and still accruing interest were $2,189,000, compared to $1,848,000 as of December 31, 1996 and $1,988,000 as of June 30, 1996. The $341,000 increase in loans past due 90 days from December 31, 1996 to June 30, 1997 was primarily the result of an increase in real estate loans past due 90 days.


     The  following  information  concerns  impaired  loans:


     Impaired  Loans:
       Restructured Loans                           $1,037,000
       Nonaccrual Loans                              3,011,000
                                                    ----------
                                                    $4,048,000
                                                    ==========

     Average year-to-date impaired loans:                       $4,089,000
                                                                ==========

     Impaired loans with specific loss allowances:              $4,048,000
                                                                ==========

     Loss allowances reserved on impaired loans:                $  533,000
                                                                ==========

     Income recognized on impaired loans during
          the first six months of 1997                          $   75,000
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


OTHER  OPERATING  INCOME
------------------------

                                    Six Months Ended June 30,      Three Months Ended June 30,
                                 ----------------------------   -----------------------------
                                    1997            1996            1997             1996
                                 -----------  ----------------  -------------  ----------------
(Dollars in thousands)
Service charges                  $     1,416  $         1,265   $         730  $           657
Securities gains (losses), net           704             (119)            676              (69)
Trust income                             738              685             355              290
Other income                             658              585             365              309
                                 -----------  ----------------  -------------  ----------------
Total other operating income     $     3,516  $         2,416   $       2,126  $         1,187
                                 ===========  ================  =============  ================

     Other operating income for the first six months of 1997 increased $1,100,000, or 45.5%, from $2,416,000 at June 30, 1996 to $3,516,000 at June
30, 1997. This rise in other operating income is primarily the result of a $823,000 rise in net security gains during the first half of 1997, compared to the same period in 1996. Also contributing to this increase were service charges, trust fees and other income that grew $151,000, $53,000 and $73,000, respectively, compared to the first half of 1996. The second quarter of 1997 other income of $2,126,000 was $939,000, or 79.1% higher than the second quarter of 1996 other operating income of $1,187,000. The increase was primarily the result of an increase in net security gains during the second quarter of 1997.

     The $151,000, or 11.9% increase in service charges is the result of the 6.3% growth in average deposits eligible for service charges and an effort by the banks to enhance the collection of service fees. During this period service charges on deposits grew $59,000, or 10.3%, and overdraft fees increased $61,000, or 10.9%. The remaining increase is attributed to the fact that the first half of 1997 average deposits eligible for service charges increased 11.9% over the first half of 1996 levels. The 1997 second quarter increase in service charges was 11.1%, compared to the second quarter in 1996.

     The  corporation recorded a net security gain of $704,000 in the first half of 1997, compared to a $119,000 loss in the same period in 1996. The second quarter 1997 net security gain was $745,000 higher than the second quarter of 1996. The majority of the 1997 security gain is the result of the sale of equity securities held at HNC Financial Company. From time to time, the Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the Trust and Financial Services Department increased $53,000, or 7.7%, in the first six months of 1997, compared to the same period in 1996. This increase was the result of both an increase in the book value of  trust  assets  of  5.8%  from  June  30,  1996  to  June 30, 1997, and the
Corporation's continuing emphasis on marketing the Trust and Financial Services Department's products and services. The second quarter 1997 trust fees grew 22.4%, compared to the same period in 1996. Other income for the first six months of 1997 increased $73,000, or 12.5%, compared to the same period in 1996. The 1997 second quarter other income grew 18.1% over the amount recorded in the second quarter of 1996. These increases were due to higher ATM, merchant credit card processing and leasing related fees.


OTHER  OPERATING  EXPENSES
--------------------------


                                      SIX MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,
                                -----------  -----------------------  -------------  ---------------
                                   1997               1996                1997            1996
                                -----------  -----------------------  -------------  ---------------
                                                          (DOLLARS IN THOUSANDS)

Salaries                        $     5,702  $                 5,028  $       2,937  $         2,499
Employee benefits                     1,736                    1,725            871              838
Net occupancy expense                   957                      906            440              430
Equipment expense                     1,255                      994            652              494
Other expenses                        4,087                    3,745          2,004            1,815
                                 ----------   ----------------------   -------------  ---------------
Total other operating expenses  $    13,737  $                12,398  $       6,904  $         6,076
                                 ===========  =======================  =============  ===============

     Other operating expenses for the first six months of 1997 of $13,737,000 increased $1,339,000, or 10.8%, from the $12,398,000 for the same period in 1996. The second quarter of 1997 other operating expenses grew 13.6%, compared to the second quarter of 1996. The rise in operating expenses was due to higher expenses related to three new branches opened after September 30, 1996, increases in equipment expenses and other expenses related to the overall growth of the Banks.

     Employee salaries increased $674,000, or 13.4% from $5,028,000 for the first six months of 1996 to $5,702,000 for the same period in 1997. The salary increase directly related to the staffing of the three new branches was $177,000, or 26.3% of the total salary increase. The remaining increase in salaries reflects cost of living increases, merit increases and additional staff necessitated by current and planned future growth. Employee benefits of $1,736,000 expensed in the first six months of 1997, were 0.6% higher than the employee benefits expensed during the same period in 1996. This small increase is the result of the modification of the Banks' profit-sharing plan into a 401 (K) plan during 1996. The profit-sharing plan was funded entirely by the Banks and the modified 401 (K) plan is both Bank and employee funded. The second quarter of 1997 salaries and employee benefits increased 17.5% and 3.9% , respectively, compared to the second quarter of 1996.

     Net occupancy expense increased $51,000, or 5.6%, from $906,000 in the first six months of 1996 to $957,000 in the first six months of 1997. The second quarter of 1997 occupancy expense increased $10,000 over the same period in 1996. The three new branches were responsible for these increases. Equipment expense increased $261,000, or 26.3% during the first six months of 1997, compared to the same period in 1996. The first six months of 1997 equipment expense related to the new branches totaled $69,000. The remainder of this increase is due to both equipment rental, and depreciation and maintenance associated with planned increased data processing capabilities. The increased data processing capabilities include equipment used to process check imaging and the ongoing updating of data processing equipment to manage the rise in volume related to the growth of the Corporation. The second quarter of 1997 furniture and equipment expenses grew $158,000, compared to the second quarter of 1996.

      Other  expenses  increased $342,000, or 9.1%, from $3,745,000 in the first six months of 1996, compared to other expenses recorded during the same period in 1997 of $4,087,000. The increase related to the three new branches totaled $122,000. The remainder of the growth is the result of higher stationery and supplies, postage expenses and other expenses directly related to the 11.4% growth in the bank during this period. The second quarter of 1997 other expenses grew 10.4%, compared to the second quarter in 1996.

INCOME  TAXES
-------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

     Total assets grew $65,685,000, or 6.4%, from $1,026,128,000 at December 31, 1996 to $1,091,813,000 at June 30, 1997. This growth was primarily in interest earning assets which grew $55,975,000 to $1,026,881,000 at June 30, 1997, from $970,906,000 at December 31, 1996. During the first six months of 1997 Federal Funds Sold grew $25,250,000, loans increased $23,495,000, investment securities rose $9,388,000, and interest-bearing deposits in banks declined $2,158,000.

     Total deposits grew $46,310,000 from $847,699,000 at December 31, 1996 to $894,009,000 at June 30, 1997. This growth was due to a $18,458,000 rise in time deposits, a $18,149,000 increase in money market accounts, a $9,789,000 growth in noninterest-bearing accounts, and a $3,626,000 increase in savings accounts. Offsetting these increases was a $3,712,000 decrease in NOW accounts. Other borrowings increased $11,593,000 during the first six months of 1997, primarily the result of an increase in Federal Home Loan Bank borrowings. Other borrowings and deposits are used to fund loan and investment growth.

CAPITAL
-------

     Capital formation is critical to the Corporation's well being and future growth. Capital for the period ending June 30, 1997 was $103,893,000, an increase of $6,262,000 over the end of 1996. The increase is primarily the result of the retention of the Corporation's earnings. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority which, if it were to be implemented, would have a material adverse effect on the Corporation's capital.

                                                          Tier 1 Capital to Risk-           Total Capital to Risk-
                                 Leverage Ratio            Weighted Assets Ratio             Weighted Asset Ratio
                                  June 30, 1997                 June 30,1997                     June 30, 1997
                                 ---------------          ------------------------          -----------------------
                                     Amount       Ratio            Amount           Ratio           Amount           Ratio
                                 ---------------  ------  ------------------------  ------  -----------------------  ------
Entity:
Corporation                      $        98,689   9.42%  $                 98,689  13.35%  $               107,956  14.60%
Subsidiary Banks:
Harleysville National Bank                69,595   8.34                     69,595  11.60                    77,117  12.86
Citizens National Bank                    20,621  12.85                     20,621  22.66                    21,639  23.77
Security National Bank                     5,980   9.03                      5,980  12.56                     6,577  13.81
"Well Capitalized" institution
 (under FDIC regulations)                          5.00                              6.00                            10.00



                                 December 31, 1996           December 31,1996           December 31, 1996
                                 ------------------          -----------------          ------------------
                                       Amount        Ratio        Amount        Ratio         Amount        Ratio
                                 ------------------  ------  -----------------  ------  ------------------  ------
Entity:
Corporation                      $           93,164   9.21%  $          93,164  13.12%  $          102,061  14.38%
Subsidiary Banks:
Harleysville National Bank                   67,253   8.34              67,253  11.59               74,528  12.85
Citizens National Bank                       20,031  13.08              20,031  22.60               20,993  23.69
Security National Bank                        3,885   6.81               3,885   9.57                4,394  10.83
"Well Capitalized" institution
 (under FDIC regulations)                             5.00                       6.00                       10.00



(1) Accordingly, at June 30, 1997, both the Corporation and its subsidiary banks were "well capitalized" under FDIC regulations.

     The  Corporation's    capital  ratios  exceed  regulatory  requirements.
Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 10.31% at June 30, 1997, compared with 10.29% at December 31, 1996. Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 Capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 1997, the Corporation's Tier 1 risk-adjusted capital ratio was 13.35%, and the total risk-adjusted capital ratio was 14.60%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at June 30, 1997.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 9.42% at June 30, 1997 and 9.21% at December 31, 1996.

     The year-to-date June 30, 1997 cash dividend per share of $.42 was 16.7% higher than the cash dividend for the same period in 1996 of $.36. On June 30, 1997, the Corporation paid a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held), to shareholders of record June 13, 1997. On June 28, 1996, the Corporation paid a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held), to shareholders of record June 14, 1996. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first six months of 1997.

LIQUIDITY
---------

     Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity answers the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $11,680,000 during the first six months of 1997 and securities available for sale averaged $218,081,000 during the first six months of 1997, more than sufficient to match normal fluctuations in loan demand or deposit fund supplies. Backup sources of liquidity are provided by Federal Fund lines carried in the subsidiary Banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh, of which Harleysville, Citizens and Security are members. Unused lines of credit at the FHLB were $174,749,000, as of June 30, 1997.

     There are currently a number of issues before Congress which may affect the Corporation and its business operations, and the business operations of its subsidiaries. However, management does not believe these issues will have a material adverse effect on liquidity, capital resources or the results of operations.

     Recently, Pennsylvania enacted a law to permit State chartered banking institutions to sell insurance. This follows a U. S. Supreme Court decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more the 5,000. However, the Bank does not currently anticipate entering into these activities.

     Congress  is  currently  considering  legislative  reforms  to modernize the financial services industry, including repealing the Glass Steagall Act which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Corporation does not currently anticipate entering into these activities.

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

     The Corporation is currently analyzing the recently enacted changes to the federal tax law. The impact of such changes on liquidity, operating results, and capital is not known at this time. However, the impact is not expected to be adverse to the Corporation and its subsidiaries.

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Banks. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and the Banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, Management believes that the affect of the provisions of the aforementioned legislation on liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

     Further,  the  business  of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the Bank and its competitors. Management believes that such consolidations and mergers, and diversification's of products and services may enhance its competitive position as a community bank.

PAGE 17
                         PART II.    OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

               (a) An annual meeting of shareholders was held at 9:30 a.m., on Tuesday, April 8, 1997, at Presidential caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

               (b),  (c)  One  matter  was voted upon as follows:

                          Two  directors were elected, as below:

                          Elected                             Term  Expires
                          -------                             -------------
                          Bradford  W.  Mitchell                 2001
                          William  M.  Yocum                     2001

                          The  results  of  the  voting  for the
                            directors  are  as  follows:

                          Bradford  W.  Mitchell:
                                    For                5,633,725
                                    Against               34,805
                                    Abstain                1,106

                          William  M.  Yocum:
                                    For                5,651,244
                                    Against               17,286
                                    Abstain                1,106

                          Directors  whose  term  continued after
                            the  meeting:
                                                      Term  Expires
                                                      -------------
                             Walter  E.  Daller,  Jr.      1998
                             Martin  E.  Fossler           1998
                             Thomas  S.  McCready          1998
                             Walter  F.  Vilsmeier         1999
                             Harold  A.  Herr              1999
                             Henry  M.  Pollak             1999
                             John  W.  Clemens             2000
                             Palmer  (Pete)  Retzlaff      2000

PAGE 18


Item 5. Other Information.
-------------------------

              None.

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

              (a)  Exhibits:
                   None.

              (b)  Reports on Form 8-K:
                   None.

PAGE 19
                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         HARLEYSVILLE  NATIONAL  CORPORATION





                                   /s/ Walter E. Daller, Jr.
                                   ________________________

                                   Walter E. Daller, Jr., President
                                   and Chief Executive Officer
                                   (Principal executive officer)




                                   /s/ Vernon L. Hunsberger
                                   _________________________

                                   Vernon L. Hunsberger, Treasurer
                                   (Principal financial and accounting officer)




Date:    August  13,  1997