Form 10-Q
period 1997-09-30
HARLEYSVILLE NATIONAL CORP
filed 1997-11-13
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September  30,  1997.
                                    --------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,020,211 shares of Common
Stock,  $1.00  par  value,  outstanding  on  October  31,  1997.

PAGE 1

                  HARLEYSVILLE  NATIONAL  CORPORATION


                     INDEX  TO  FORM  10-Q  REPORT

                                                                          PAGE
                                                                          ----

Part  I.    Financial  Information

Consolidated Balance Sheets - (unaudited) Sept. 30, 1997 and
            (audited) Dec. 31, 1996                                          3

Consolidated Statements of Income (unaudited) - Nine Months and Three        4
            Months Ended September 30, 1997 and 1996

Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended        5
            September 30, 1997 and 1996

Notes to Consolidated Financial Statements                                   6

Management's Discussion and Analysis of Financial Condition and              8
            Results of Operations

Part II.  Other Information                                                 18

Signatures                                                                  19

PAGE 2

                PART  1.    FINANCIAL  INFORMATION
        HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                 CONSOLIDATED  BALANCE  SHEETS


                                                                           (Unaudited)            (Audited)
(Dollars in thousands)                                                  September 30, 1997    December 31, 1996
                                                                       --------------------  -------------------
ASSETS
Cash and due from banks                                                $            32,064   $           39,407
Federal Funds sold                                                                   9,050                6,000
                                                                       --------------------  -------------------
    Total cash and cash equivalents                                                 41,114               45,407
                                                                       --------------------  -------------------
Interest-bearing deposits in banks                                                   9,231                8,475
Investment securities available for sale                                           258,255              209,795
Investment securities held to maturity
 (market value $50,636 and $66,680, respectively)                                   49,552               65,226
Loans                                                                              726,456              689,203
Less: Unearned income                                                               (5,261)              (7,793)
         Allowance for loan losses                                                 (11,689)             (10,710)
                                                                       --------------------  -------------------
             Net loans                                                             709,506              670,700
                                                                       --------------------  -------------------
Bank premises and equipment, net                                                    17,323               14,810
Accrued income receivable                                                            7,743                6,653
Other real estate owned                                                                715                  972
Intangible assets, net                                                               1,812                1,658
Other assets                                                                         3,237                2,432
                                                                       --------------------  -------------------
         Total assets                                                  $         1,098,488   $        1,026,128
                                                                       ====================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                 $           142,772   $          139,723
   Interest-bearing:
     NOW accounts                                                                   96,481              102,270
     Money market accounts                                                         177,773              155,516
     Savings                                                                       106,366              104,329
     Time, under $100,000                                                          301,674              294,501
     Time, $100,000 or greater                                                      71,616               51,360
                                                                       --------------------  -------------------
          Total deposits                                                           896,682              847,699
Accrued interest payable                                                            14,418               13,927
U.S. Treasury demand notes                                                           2,016                2,572
Federal funds purchased                                                             14,000                    -
Federal Home Loan Bank (FHLB) borrowings                                            27,000               35,000
Securities sold under agreements to repurchase                                      28,237               21,949
Other liabilities                                                                    9,222                7,350
                                                                       --------------------  -------------------
          Total liabilities                                                        991,575              928,497
                                                                       --------------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued                                          -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 7,020,211 shares in 1997 and
       6,656,770 shares in 1996                                                      7,020                6,657
    Additional paid in capital                                                      49,305               40,316
    Retained Earnings                                                               46,680               47,849
    Net unrealized gains on investment securities available for sale                 3,908                2,809
                                                                       --------------------  -------------------
          Total shareholders' equity                                               106,913               97,631
                                                                       --------------------  -------------------
          Total liabilities and shareholders' equity                   $         1,098,488   $        1,026,128
                                                                       ====================  ===================

See accompanying notes to consolidated financial statements.

PAGE 3

           HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS  OF  INCOME


                                                                   (Unaudited)
                                                                Nine months ended                Three months Ended
                                                                  September 30,                     September 30,
                                                               -------------------               -------------------
(Dollars in thousands except weighted average number
 of common shares and per share information)                                  1997        1996                  1997        1996
                                                               -------------------  -----------  -------------------  ----------
INTEREST INCOME:
Loans, including fees                                          $            41,939  $   39,220   $            14,332  $   13,161
Lease financing                                                              3,376       2,796                 1,139       1,087
Investment securities:
   Taxable                                                                   9,294       8,976                 3,038       3,078
   Exempt from federal taxes                                                 3,917       2,866                 1,417       1,041
Federal funds sold                                                             781         547                   465         148
Deposits in banks                                                              309         168                    91          97
                                                               -------------------  -----------  -------------------  ----------
      Total interest income                                                 59,616      54,573                20,482      18,612
                                                               -------------------  -----------  -------------------  ----------

INTEREST EXPENSE:
Savings deposits                                                             7,436       7,236                 2,585       2,503
Time, under $100,000                                                        12,332      12,711                 4,182       4,184
Time, $100,000 or greater                                                    2,421       1,393                   980         518
Borrowed funds                                                               2,859       1,559                   940         566
                                                               -------------------  -----------  -------------------  ----------
      Total interest expense                                                25,048      22,899                 8,687       7,771
                                                               -------------------  -----------  -------------------  ----------
      Net interest income                                                   34,568      31,674                11,795      10,841
Provision for loan losses                                                    1,670       1,572                   540         517
                                                               -------------------  -----------  -------------------  ----------
      Net interest income after provision for loan losses                   32,898      30,102                11,255      10,324
                                                               -------------------  -----------  -------------------  ----------
OTHER OPERATING INCOME:
Service charges                                                              2,122       1,922                   706         657
Security gains (losses), net                                                 1,134         (96)                  430          23
Trust income                                                                 1,107       1,007                   369         322
Other Income                                                                   804         947                   146         362
                                                               -------------------  -----------  -------------------  ----------
      Total other operating income                                           5,167       3,780                 1,651       1,364
                                                               -------------------  -----------  -------------------  ----------
      Net interest income after provision for loan losses
         and other operating income                                         38,065      33,882                12,906      11,688
                                                               -------------------  -----------  -------------------  ----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits                                       11,349      10,668                 3,911       3,914
Occupancy                                                                    1,467       1,379                   511         474
Furniture and equipment                                                      1,976       1,516                   721         521
Other expenses                                                               6,094       5,525                 2,006       1,781
                                                               -------------------  -----------  -------------------  ----------
      Total other operating expenses                                        20,886      19,088                 7,149       6,690
                                                               -------------------  -----------  -------------------  ----------
      Income before income taxes                                            17,179      14,794                 5,757       4,998
Income tax expense                                                           4,651       4,250                 1,513       1,483
                                                               -------------------  -----------  -------------------  ----------
Net income                                                     $            12,528  $   10,544   $             4,244  $    3,515
                                                               ===================  ===========  ===================  ==========

Weighted average number of common shares                                 7,006,084   6,995,446             7,019,406   6,996,467
                                                               ===================  ===========  ===================  ==========

Net income per share information                               $              1.79  $     1.51   $              0.60  $     0.50
                                                               ===================  ===========  ===================  ==========

Cash dividends per share                                       $              0.65  $     0.56   $              0.23  $     0.20
                                                               ===================  ===========  ===================  ==========

See accompanying notes to consolidated financial statements.

PAGE 4

               HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (Unaudited)


(Dollars in thousands)                                                       Nine Months Ended Sept. 30,
OPERATING ACTIVITIES:                                                                               1997        1996
                                                                            -----------------------------  ----------
  Net Income                                                                $                     12,528   $  10,544
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                                                      1,670       1,572
    Depreciation and amortization                                                                  1,172       1,009
    Net amortization of investment
      securities' discount/premiums                                                                  186         341
    Net realized security (gain) loss                                                             (1,134)         96
    Increase in accrued income receivable                                                         (1,090)       (634)
    Increase in accrued interest payable                                                             491       1,016
    Increase in other assets                                                                        (806)       (434)
    Net increase in other liabilities                                                              1,279       3,311
    Decrease in unearned income                                                                   (2,532)     (1,122)
    Write-down of other real estate owned                                                              4         119
    (Increase) decrease in intangible assets                                                        (153)        226
                                                                            -----------------------------  ----------
       Net cash provided by operating activities                                                  11,615      16,044
                                                                            -----------------------------  ----------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                                 29,047      59,239
  Proceeds, maturity or calls of investment securities held to maturity                           12,904       7,069
  Proceeds, maturity or calls of investment securities available for sale                         16,947      26,479
  Purchases of investment securities available for sale                                          (88,045)   (115,871)
  Purchases of investment securities held to maturity                                             (1,001)     (4,439)
  Net increase in interest-bearing deposits in banks                                                (756)     (6,538)
  Net increase in loans                                                                          (38,764)    (45,407)
  Net increase in premises and equipment                                                          (3,684)     (2,423)
  Proceeds from sales of other real estate                                                         1,074         449
                                                                            -----------------------------  ----------
       Net cash used in investing activities                                                     (72,278)    (81,442)
                                                                            -----------------------------  ----------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                        48,983      42,065
  (Decrease) increase in U.S. Treasury demand notes                                                 (556)         92
  Increase in federal funds purchased                                                             14,000      12,000
  (Decrease) increase in FHLB borrowings                                                          (8,000)        300
  Increase in securities sold under agreement                                                      6,288       3,283
  Cash dividends & fractional shares                                                              (4,545)     (3,922)
  Dividend reinvestment                                                                              (17)        (19)
  Stock Options                                                                                      217          31
                                                                            -----------------------------  ----------
    Net cash provided by financing activities                                                     56,370      53,830
                                                                            -----------------------------  ----------
Increase in cash and cash equivalents                                                             (4,293)    (11,568)
Cash and cash equivalents at beginning of period                                                  45,407      50,607
                                                                            -----------------------------  ----------
Cash and cash equivalents at end of the period                              $                     41,114   $  39,039
                                                                            =============================  ==========
  Cash paid during the period for:
     Interest                                                               $                     24,557   $  21,882
                                                                            =============================  ==========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned             $                        820   $   1,056
                                                                            =============================  ==========

See accompanying notes to consolidated financial statements.

PAGE 5
              HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                NOTES  TO  CONSOLIDATED  FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens"), Security National Bank ("Security") (collectively, the "Banks") and HNC Financial Company - as of September 30, 1997, the results of its operations for nine and three month periods ended September 30, 1997 and 1996 and the cash flows for the nine month periods ended September 30, 1997 and 1996. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's 1996 annual report.

The results of operations for the nine and three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

NOTE  5  -  On  March  1, 1996, the Corporation consummated the acquisition of
Farmers & Merchants Bank (Honesdale, PA.) ("Farmers"). The acquisition was pursuant to an Agreement and Plan of Reorganization and an Agreement and Plan of Merger which was executed on September 7, 1995. The agreements delineate the terms of the combination. The shareholders of Farmers approved the merger at a meeting of shareholders on January 31, 1996. For each share of Farmers common stock outstanding, 0.6190 shares of the Corporation's common stock were issued at the effective date on March 1, 1996. As a result of the transaction, 438,126 new shares of Harleysville National Corporation, par value $1.00 per share, were issued on March 1, 1996 pursuant to Registration Statement No. 33-65021 filed with the SEC and which was effective January 2, 1996. Farmers' banking operations were merged into those of Citizens. The Farmers merger was accounted for on a pooling-of-interests basis.

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

NOTE 8 - In February 1997, the FASB issued SFAS No. 129, Disclosure Information about Capital Structure. SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinion No. 10 and 15, as well as SFAS No. 47. SFAS No. 129 is effective for fiscal years ending after December 15, 1997. The Banks' current disclosures will not be affected by the adoption of SFAS No. 129.

NOTE 9 - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for all periods beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No. 130. The adoption of SFAS No. 130 is not expected to have a material impact on the Corporation's financial position or results of operations.

NOTE 10 - In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for all periods beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Corporation's financial position or results of operation.

PAGE 7
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

     Consolidated net income for the first nine months of 1997 was $12,528,000, an increase of $1,984,000, or 18.8%, over the first nine months of 1996 net income of $10,544,000. Earnings per share for the first nine months of 1997 of $1.79 increased $0.28, over the first nine months of 1996 earnings per share of $1.51. Consolidated net income for the third quarter of 1997 was $4,244,000, an increase of $729,000, or 20.7%, over the third quarter of 1996 net income of $3,515,000. Earnings per share for the third quarter of 1997 of $0.60 increased $0.10, over the third quarter of 1996 earnings per share of $0.50.

               The first nine months of 1997 net income included a security gain, resulting from the sale of equity securities held at HNC Financial Company. This gain contributed $863,000 to net income during the first nine months of 1997. This gain was partially offset by losses on the sale of mortgage loans and losses on the sales of securities at the banking subsidiaries that reduced net income by $114,000 and $126,000, respectively. The third quarter of 1997 net income included a security gain, resulting from the sale of equity securities held at HNC Financial Company in the amount of $455,000. This gain was partially offset by losses on the sale of mortgage loans and losses on the sales of securities at the banking subsidiaries that reduced net income for the third quarter by $114,000 and $176,000, respectively. Management continuously reviews the available for sale security portfolio for opportunities to sell securities and recognize gains. The timing of security sales is dependent on portfolio management strategies and market conditions. It is anticipated that Management may sell securities in the future that may result in gains or losses.

               As of September 30, 1997, the banks have seen an improvement in asset quality, compared to December 31, 1996 and September 30, 1996. Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned, were $4,572,000, or .63% of total loans and net assets acquired in foreclosure at September 30, 1997, compared to 0.83% at December 31, 1996 and 1.78% at September 30, 1996. The ratio of the allowance for loan losses to nonperforming assets improved to 255.7% at September 30, 1997, from 188.8% at December 31, 1996 and 88.3% at September 30, 1996.

     For the nine months ended September 30, 1997, the annualized return on average assets and the annualized return on average shareholders' equity were 1.57% and 16.35%, respectively. For the same period in 1996, the annualized return on average assets was 1.46% and the annualized return on average shareholders' equity was 15.61%. For the three months ended September 30, 1997, the annualized return on average assets was 1.55%, compared to 1.42% for the same period in 1996, and the annualized return on average shareholders' equity was 16.08% for the third quarter of 1997 and 15.23% for the third period of 1996.

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


 NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
 -------------------------------------------------------------

     Net interest income for the first nine months of 1997 of $34,568,000 increased $2,894,000, or 9.1%, over the first nine months of 1996 net interest income of $31,674,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first nine months of 1997, compared to the same period in 1996. The increase in interest income was partially offset by a rise in interest expense, primarily as a result of an increase in the volumes of time deposits and other borrowings. Other borrowings include Federal Funds purchased, Federal Home Loan Bank borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

     The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the nine months ended September 30, 1997 over September 30, 1996 and the three months ended September 30, 1997 over September 30, 1996 by their rate and volume components.

                                             Nine  Months  Ended                 Three Months Ended
                                             September  30,  1997                September 30, 1997
                                                 Over/(Under)                        Over/(Under)
                                              September  30,  1996               September 30, 1996
                                               Total          Caused by:              Total     Caused by:
                                                             ------------                      ------------
                                             Variance       Rate      Volume   Variance       Rate      Volume
                                             ---------  ------------  -------  ---------  ------------  -------
Interest Income:
  Securities *                               $   1,935  $       423   $ 1,512  $     539  $        44   $   495
  Money market instruments                         375           34       341        311            4       307
  Loans *                                        3,320         (242)    3,562      1,235          161     1,074
                                             ---------  ------------  -------  ---------  ------------  -------
     Total                                       5,630          215     5,415      2,085          209     1,876
                                             ---------  ------------  -------  ---------  ------------  -------

Interest Expense:
  Savings deposits                                 200          (89)      289         82          (25)      107
  Time deposits and certificates of deposit        650         (183)      833        459           28       431
  Other borrowings                               1,300           (4)    1,304        375            8       368
                                             ---------  ------------  -------  ---------  ------------  -------
      Total                                      2,150         (276)    2,426        916           11       906
                                             ---------  ------------  -------  ---------  ------------  -------

Net interest income                          $   3,480  $       491   $ 2,989  $   1,169  $       198   $   970
                                             =========  ============  =======  =========  ============  =======
    *Tax Equivalent Basis

     Taxable-equivalent net interest income was $36,944,000 for the first nine months of 1997, compared to $33,464,000 for the same period in 1996, a 10.4% or $3,480,000 increase. This increase in taxable-equivalent net interest income was primarily due to a $2,989,000 increase related to volume. The increase related to interest rates was $491,000. Total taxable-equivalent interest income grew $5,630,000, primarily the result of the higher volumes in both the security and loan earning asset categories. Average year-to-date earning assets increased to $1,008,643,000 at September 30, 1997 from $917,920,000 at September 30, 1996, a 9.9% increase. This increase in earning assets was primarily due to the growth in loans, as a result of persistent sales efforts and new branch openings.

            Total  interest  expense  grew  $2,150,000  during  the first nine months of 1997, compared to the same period in 1996. This growth was principally the result of higher volumes, primarily due to an increase in
other  borrowings.    The  volume  of  average  other  borrowings  increased
$33,897,000, or 83.9% during the first nine months of 1997, compared to the first nine months of 1996. The increase in other borrowings was used to finance the earning asset growth. Partially offsetting this growth in interest expense were lower interest rates paid on deposits during the first nine months of 1997, compared to the same period in 1996. The lower deposit rates were primarily due to lower time deposit rates. The decrease in the time deposit rates is related to the repricing of maturing higher rate CD's, into CD's with lower rates.

             Taxable-equivalent net interest income of $12,668,000 was $1,169,000, or 10.2% higher for the third quarter of 1997, compared to
$11,499,000 for the same period in 1996. Interest income grew $2,085,000 during the period, as a result of an increase in earning asset volumes. Third quarter average earning assets grew $98,332,000, compared to the third quarter of 1996. This growth included a $48,987,000 rise in loans and a $27,412,000 increase in securities. The increase in the interest income was partially offset by a $916,000 rise in interest expense. Increases in all deposit category volumes contributed to this increase in interest expense. Nonaccruing loans are included in the average balance yield calculations, but the average nonaccruing loans had no material effect on the results.

 NET  INTEREST  MARGIN
 ---------------------

     The net interest margin of 4.88% for the nine month period ended September 30, 1997, increased from the 4.86% net interest margin for the first nine months of 1996. The yield on earning assets was 8.20% during the first nine months of 1997, compared to 8.19% for the same period in 1996. During the first nine months of 1997, a decrease in the yield on loans was offset by increases in both the securities and money market instrument earning asset categories, compared to the same period in 1996. The average interest rate paid on interest bearing deposits and other borrowings was 4.14% for both of the first nine months of 1997 and 1996. The net interest margin was 4.87% in the third quarter of 1997, a .02% decrease from the 4.89% net interest margin recorded in the third quarter of 1996. The Banks have been able to effectively match assets and liabilities and maintain a consistent percentage of earning assets to total assets.

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

         For the first nine months of 1997 the provision for loan losses was $1,670,000, compared to $1,572,000 for the same period in 1996. Net charge offs were $691,000 for the nine months ended September 30, 1997, compared with $718,000 for the nine months ended September 30, 1996. The net loans charged off during the first nine months of 1997 were primarily attributed to consumer loans (installment, personal credit lines and credit cards). During the first half of 1997, management took steps to control the risk of consumer charge offs by tightening credit standards and increasing reserve for loan losses for consumer loans. Total net loans charged off during the third quarter of 1997 were 79.5% less than the third quarter of 1996. The ratio of the allowance for loan losses to loans at September 30, 1997 of 1.62% was higher than the December 31, 1996 ratio of 1.57%, and was lower than the September 30, 1996 ratio of 1.60%.

ALLOWANCE  FOR  LOAN  LOSSES
----------------------------

 Transactions  in  the  allowance  for  loan  losses  are  as  follows:

                                                         1997              1996
                                                   -----------------  ---------------
Balance, Beginning of Year                            $10,710,000        $9,891,000
Provision charged to operating expenses                 1,670,000         1,572,000
Loans charged off                                      (1,058,000)         (840,000)
Recoveries                                                367,000           123,000
                                                   -----------------  ---------------
Balance, September 30                                 $11,689,000       $10,746,000
                                                   =================  ===============

Ratios:                                            Sept.  30, 1997    Dec. 31, 1996    Sept. 30, 1996
-------------------------------------------------  -----------------  ---------------  ---------------
Allowance for loan losses to nonperforming assets             255.7%           188.8%            88.3%
                                                   -----------------  ---------------  ---------------
Nonperforming assets to total loans & net assets
acquired in foreclosure                                        0.63%            0.83%            1.78%
Allowance for loan losses to total loans                       1.62%            1.57%            1.60%

     The following table sets forth an allocation of the allowance for loan losses by loan category:

                                 September 30, 1997
                                -------------------
                                                 Percent
                                 Amount         of Loans
                           -------------------  ---------
Commercial and industrial  $         3,021,000        27%
Installment and other                1,725,000        31%
Real estate                          1,474,000        34%
Lease financing                        172,000         8%
Unallocated                          5,297,000        N/A
                           -------------------  ---------
  Total                    $        11,689,000       100%
                           ===================  =========

     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.63% of total loans and net assets acquired in foreclosure at September 30, 1997, compared to 0.83% at December 31, 1996 and 1.78% at September 30, 1996. The decline in this ratio from September 30, 1996 to September 30, 1997, is primarily the result of the reduction in nonaccruing loans during this period. The ratio of the allowance for loan losses to non-performing assets was 255.7% at September 30, 1997 compared to 188.8% at December 31, 1996 and 88.3% at September 30, 1996.

     Nonaccruing loans at September 30, 1997 of $2,833,000, decreased $150,000 from the December 31, 1996 level of $2,983,000, and decreased $6,538,000 from the September 30, 1996 level of $9,371 ,000. The $6,538,000 reduction in nonaccrual loans from September 30, 1996 to September 30, 1997, was primarily due to one loan being upgraded to accruing status during the fourth quarter of 1996. This loan achieved accrual status after meeting appropriate standards.

              Net assets in foreclosure totaled $714,000 as of September 30, 1997, an decrease of $258,000 from the December 31, 1996 balance of $972,000. During the first nine months of 1997, transfers from loans to assets in foreclosure were $820,000, payments on foreclosed properties totaled $1,074,000 and write downs of assets in foreclosure equaled $4,000. The balance of net assets in foreclosure at September 30, 1996 was $1,708,000.

Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of September 30, 1997, there were two unrelated borrowers with troubled debt restructured loans totaling $1,025,000, compared with a balance of $1,717,000 as of December 31, 1996 and $1,097,000 at September 30, 1996.
There were three unrelated borrowers at December 31, 1996 and September 30, 1996, including the same two borrowers at September 30, 1997. The two unrelated borrowers were complying with the restructured terms, as of September 30, 1997.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of September 30, 1997, loans past due 90 days or more and still accruing interest were $1,969,000, compared to $1,848,000 as of December 31, 1996 and $1,544,000 as of September 30, 1996. The $121,000
increase in loans past due 90 days from December 31, 1996 to September 30, 1997 was primarily the result of an increase in commercial loans past due 90 days.

               The  following  information  concerns  impaired  loans:

     Impaired  Loans:


Restructured Loans                                  $1,025,000
Nonaccrual Loans                                     1,470,000
                                                    ----------
                                                    $2,495,000
                                                    ==========

     Average year-to-date impaired loans:                       $3,917,000
                                                                ==========

     Impaired loans with specific loss allowances:              $2,495,000
                                                                ==========

     Loss allowances reserved on impaired loans:                $  348,000
                                                                ==========

     Income recognized on impaired loans during
          the first nine months of 1997                         $  110,000
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

OTHER  OPERATING  INCOME
------------------------

                                 Nine Months    Ended Sept. 30,   Three Months   Ended Sept. 30,
                                 ------------  -----------------  -------------  ----------------
                                     1997            1996             1997             1996
                                 ------------  -----------------  -------------  ----------------
    (Dollars in thousands)
Service charges                  $      2,122  $          1,922   $         706  $            657
Securities gains (losses), net          1,134               (96)            430                23
Trust income                            1,107             1,007             369               322
Other income                              804               947             146               362
                                 ------------  -----------------  -------------  ----------------
Total other operating income     $      5,167  $          3,780   $       1,651  $          1,364
                                 ============  =================  =============  ================

PAGE 12

     Other operating income for the first nine months of 1997 increased $1,387,000, or 36.7%, from $3,780,000 at September 30, 1996 to $5,167,000 at
September 30, 1997. This rise in other operating income is primarily the result of a $1,230,000 rise in net security gains during the first nine months of 1997, compared to the same period in 1996. Also contributing to this increase was a $200,000 increase in service charges and a $100,000 rise in trust fees. These gains were partially offset by a $176,000 reduction in other income related to losses on the sale of residential mortgages. The third quarter of 1997 other income of $1,651,000 was $287,000, or 21.0% higher than the third quarter of 1996 other operating income of $1,364,000. This increase was primarily the result of an increase in net security gains, offset by losses on the sale of residential mortgages, during the third quarter of 1997.

     The $200,000, or 10.4% increase in service charges is the result of the 7.8% growth in average deposits eligible for service charges and an effort by the banks to enhance the collection of service fees. During this period service charges on deposits grew $82,000, or 9.7%, and overdraft fees increased $93,000, or 10.9%. The 1997 third quarter increase in service charges  was  7.5%,  compared  to  the  third  quarter  in  1996.

              The corporation recorded a net security gain of $1,134,000 in the first nine months of 1997, compared to a $96,000 loss in the same period in 1996. The third quarter 1997 net security gain was $407,000 higher than the third quarter of 1996. The majority of the 1997 security gain is the result of the sale of equity securities held at HNC Financial Company. From time to time, the Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the Trust and Financial Services Department increased $100,000, or 9.9%, in the first nine months of 1997, compared to the same period in 1996. This increase was the result of both an increase in the book value of trust assets of 8.8% from September 30, 1996 to September 30, 1997, and the Corporation's continuing emphasis on marketing the Trust and Financial Services Department's products and services. The third quarter 1997 trust fees grew 14.6%, compared to the same period in 1996.

             Other income for the nine months of 1997 decreased $143,000, or 15.1%, compared to the same period in 1996. This decrease is due to a $176,000 net loss recognized on the sales of residential mortgages, during the third quarter of 1997. The Corporation used the funds generated from these sales to purchase mortgages that currently earn a higher rate of return and reduce the overall interest rate risk of the residential mortgage portfolio. The Corporation continuously researches different strategies it can use to enhance both the interest rate earned on loans, and reduce the interest rate risk of the loan portfolios. Net of the loss on the sale of residential mortgages, other income grew 3.5%, primarily due to a rise in merchant credit card processing fees. The third quarter of 1997 other income decreased $216,000, compared to the same period in 1996, primarily due to the $176,000 mortgage loan sale loss. Also contributing to the lower third quarter 1997 other income were lower fees associated with loans.

OTHER  OPERATING  EXPENSES
--------------------------

                                 Nine Months   Ended Sept. 30,   Three Months   Ended Sept. 30,
                                 ------------  ----------------  -------------  ----------------
                                     1997            1996            1997             1996
                                 ------------  ----------------  -------------  ----------------
(Dollars in thousands)
Salaries                         $      8,746  $          7,591  $       3,044  $          2,563
Employee benefits                       2,603             3,077            867             1,351
Net occupancy expense                   1,467             1,379            511               474
Equipment expense                       1,976             1,516            721               521
Other expenses                          6,094             5,525          2,006             1,781
                                 ------------  ----------------  -------------  ----------------
Total other operating expenses   $     20,886  $         19,088  $       7,149  $          6,690
                                 ============  ================  =============  ================

PAGE 13

     Other operating expenses for the first nine months of 1997 of $20,886,000 increased $1,798,000, or 9.4%, from the $19,088,000 for the same period in 1996. The third quarter of 1997 other operating expenses grew 6.9%, compared to the third quarter of 1996. The rise in operating expenses was due to higher expenses related to four new branches opened after September 30, 1996, increases in equipment expenses and other expenses related to the overall growth of the Banks.

     Employee salaries increased $1,155,000, or 15.2% from $7,591,000 for the first nine months of 1996 to $8,746,000 for the same period in 1997. The salary increase directly related to the staffing of the four new branches was $270,000, or 23.4% of the total salary increase. The remaining increase in salaries reflects cost of living increases, merit increases and additional staff necessitated by current and planned future growth. The third quarter of 1997 salaries increased 18.8%, compared to the third quarter of 1996. Employee benefits of $2,603,000 expensed in the first nine months of 1997, were 15.4% lower than the employee benefits expensed during the same period in 1996. This decrease is the result of the modification of the Banks' profit-sharing plan into a 401 (K) plan during 1996, and to lower pension expenses. The profit-sharing plan was funded entirely by the Banks and the modified 401 (K) plan is both Bank and employee funded. The third quarter of 1997 employee benefits decreased $484,000, compared to the third quarter of 1996.

     Net occupancy expense increased $88,000, or 6.4%, from $1,379,000 in the first nine months of 1996 to $1,467,000 in the first nine months of 1997. The third quarter of 1997 occupancy expense increased $37,000 over the same period in 1996. The four new branches were responsible for these increases. Equipment expense increased $460,000, or 30.3% during the first nine months of 1997, compared to the same period in 1996. The first nine months of 1997 equipment expense related to the new branches totaled $108,000. The remainder of this increase is due to both equipment rental, and depreciation and maintenance associated with planned increased data processing capabilities. The increased data processing capabilities include equipment used to process check imaging and the ongoing updating of data processing equipment to manage the rise in volume related to the growth of the Corporation. The third quarter of 1997 furniture and equipment expenses grew $200,000, compared to the third quarter of 1996.

              Other expenses increased $569,000, or 10.3%, from $5,525,000 in the first nine months of 1996, compared to other expenses recorded during the same period in 1997 of $6,094,000. The increase related to the three new branches totaled $181,000. The remainder of the growth is the result of higher stationery and supplies, postage expenses and other expenses directly related to the 9.3% growth in the bank during this period. The third quarter of 1997 other expenses grew 12.6%, compared to the third quarter in 1996.

INCOME  TAXES
-------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

     Total assets grew $72,360,000, or 7.1%, from $1,026,128,000 at December 31, 1996 to $1,098,488,000 at September 30, 1997. This growth was primarily in interest earning assets which grew $76,377,000 to $1,047,283,000 at September 30, 1997, from $970,906,000 at December 31, 1996. During the first nine months of 1997 loans increased $39,785,000, investment securities rose $32,786,000, federal funds sold grew $3,050,000 and interest-bearing deposits in banks increased $756,000. The increase in interest earning assets was partially offset by a $7,343,000 decrease in cash and due from bank deposits.

     Total deposits grew $48,983,000 from $847,699,000 at December 31, 1996 to $896,682,000 at September 30, 1997. This growth was due to a $27,429,000 rise in time deposits, a $22,257,000 increase in money market accounts, a $3,049,000 growth in noninterest-bearing accounts, and a $2,037,000 increase in savings accounts. Offsetting these increases was a $5,789,000 decrease in NOW accounts. Other borrowings increased $11,732,000 during the first nine months of 1997, primarily the result of an increase in federal funds purchased. Other borrowings and deposits are used to fund loan and investment growth.

CAPITAL
-------

     Capital formation is critical to the Corporation's well being and future growth. Capital for the period ending September 30, 1997 was $106,913,000, an increase of $9,282,000 over the end of 1996. The increase is primarily the result of the retention of the Corporation's earnings. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority which, if it were to be implemented, would have a material adverse effect on the Corporation's capital.

                                                          Tier 1 Capital to Risk-           Total Capital to Risk-
                                 Leverage Ratio            Weighted Assets Ratio             Weighted Asset Ratio
                                 Sept. 30, 1997                Sept. 30,1997                    Sept. 30, 1997
                                 ---------------          ------------------------          -----------------------
                                     Amount       Ratio            Amount           Ratio           Amount           Ratio
                                 ---------------  ------  ------------------------  ------  -----------------------  ------
Entity:
Corporation                      $       101,222   9.52%  $                101,222  13.50%  $               110,637  14.76%
Subsidiary Banks:
Harleysville National Bank                71,083   8.26                     71,083  11.73                    78,685  12.99
Citizens National Bank                    20,889  12.98                     20,889  22.75                    21,977  23.93
Security National Bank                     6,074   8.74                      6,074  11.69                     6,725  12.94
"Well Capitalized" institution
 (under FDIC regulations)                          5.00                              6.00                            10.00

                                 December 31, 1996           December 31,1996           December 31, 1996
                                 ------------------          -----------------          ------------------
                                       Amount        Ratio        Amount        Ratio         Amount        Ratio
                                 ------------------  ------  -----------------  ------  ------------------  ------
Entity:
Corporation                      $           93,164   9.21%  $          93,164  13.12%  $          102,061  14.38%
Subsidiary Banks:
Harleysville National Bank                   67,253   8.34              67,253  11.59               74,528  12.85
Citizens National Bank                       20,031  13.08              20,031  22.60               20,993  23.69
Security National Bank                        3,885   6.81               3,885   9.57                4,394  10.83
"Well Capitalized" institution
 (under FDIC regulations)                             5.00                       6.00                       10.00

(1) Accordingly, at September 30, 1997, both the Corporation and its subsidiary banks were "well capitalized" under FDIC regulations.

     The  Corporation's    capital  ratios  exceed  regulatory  requirements.
Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 10.54% at September 30, 1997, compared with 10.29% at December 31, 1996. Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 Capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 1997, the Corporation's Tier 1 risk-adjusted capital ratio was 13.48%, and the total risk-adjusted capital ratio was 14.73%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at September 30, 1997.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 9.52% at September 30, 1997 and 9.21% at December 31, 1996.

     The year-to-date September 30, 1997 cash dividend per share of $.65 was 16.1% higher than the cash dividend for the same period in 1996 of $.56. The dividend payout ratio for the first nine months of 1997 was 36.28%, compared to 38.75% for the twelve month period ended December 31, 1996. On June 30, 1997, the Corporation paid a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held), to shareholders of record June 13, 1997. On June 28, 1996, the Corporation paid a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held), to shareholders of record June 14, 1996. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first nine months of 1997.

LIQUIDITY
---------

     Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity answers the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $18,722,000 during the first nine months of 1997 and securities available for sale averaged $228,124,000 during the first nine months of 1997, more than sufficient to match normal fluctuations in loan demand or deposit fund supplies. Backup sources of liquidity are provided by Federal Fund lines carried in the subsidiary Banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the Federal Home Loan Bank of Pittsburgh, of which Harleysville, Citizens and Security are members. Unused lines of credit at the FHLB were $191,499,000, as of September 30, 1997.

     There are currently a number of issues before Congress which may affect the Corporation and its business operations, and the business operations of its subsidiaries. However, management does not believe these issues will have a material adverse effect on liquidity, capital resources or the results of operations.

                Recently, Pennsylvania enacted a law to permit State chartered banking institutions to sell insurance. This follows a U. S. Supreme Court decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more the 5,000. The Bank is currently evaluating its options regarding the sale of insurance

                Congress is currently considering legislative reforms to modernize the financial services industry, including repealing the Glass Steagall Act which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Corporation does not currently anticipate entering into these activities.

                Changes in the Bank's FDIC assessment rate, caused by the enactment of the Deposit Insurance Funds Act of 1996, will adversely impact results of operations, net of income taxes, in a currently estimated amount of

$20,000 for the remaining months of 1997. The act also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and the simplification of forms and disclosures.

              The Corporation has analyzed the recently enacted changes to the federal tax law. The impact of such changes on liquidity, operating results, and capital should not be material.

              The Corporation is in the process of assessing the cost and extent of vulnerability of the Corporation's computer systems to the "Year 2000 problem." Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Corporation expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 date change. The Corporation believes that, with modifications to existing software and conversions to new software, the
Year 2000 problem will not pose a significant operational problem for the Corporation. The Corporation has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Most of the costs incurred in addressing the Year 2000 problem are expected to be expensed as incurred, in compliance with GAAP.

              The financial impact to the Corporation of Year 2000 compliance has not been and is not anticipated to be material to the Corporation's financial position or results of operations in any given year.

               From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Banks. It cannot be predicted whether such legislation will be enacted or, if enacted, how such legislation would affect the business of the Corporation and the Banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, Management believes that the affect of the provisions of the aforementioned legislation on liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

               Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the Bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance the Banks competitive position.

PAGE 17
                         PART II.    OTHER INFORMATION

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

PAGE 18
                                  SIGNATURES

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


                          HARLEYSVILLE  NATIONAL  CORPORATION


                                /s/ Walter E. Daller, Jr.
                                ________________________

                                Walter E. Daller, Jr., President
                                and Chief Executive Officer
                                (Principal executive officer)


                                /s/ Vernon L. Hunsberger
                                ________________________
                                Vernon L. Hunsberger, Treasurer
                                (Principal financial and accounting officer)



Date:    November  13,  1997

PAGE 19