Form 10-K
period 1997-12-31
HARLEYSVILLE NATIONAL CORP
filed 1998-03-27
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                                  (Mark One)

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997.
                                           -----------------

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from         to        .
                                             ---------  --------

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

                               N/A               N/A.
                      ----------------------------------

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

                     $261,060,387 as of February 27, 1998

Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date.

   7,022,550 shares of Common Stock, $1 par value per share, were outstanding as of February 27, 1998.


                     DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 14, 1998 are incorporated by reference into Part III of this report.

PAGE 2

                                            HARLEYSVILLE NATIONAL CORPORATION
                                                INDEX TO FORM 10-K REPORT
                                                                                                         PAGE
                                                                                                         ----
I.    PART I.

      Item 1.     Business                                                                                  4
      Item 2.     Properties                                                                               10
      Item 3.     Legal Proceedings                                                                        12
      Item 4.     Submission of Matters to a Vote of Security Holders .                                    12

II.   PART II.

      Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters                     13
      Item 6.     Selected Financial Data                                                                  13
      Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations    13
      Item 7.A.   Quantitative and Qualitative Disclosure about Market Risk                                13
      Item 8.     Financial Statements and Supplementary Data                                              13
      Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     13

III.  PART III.

      Item 10.    Directors and Executive Officers of the Registrant                                       14
      Item 11.    Executive Compensation                                                                   15
      Item 12.    Security Ownership of Certain Beneficial Owners and Management                           15
      Item 13.    Certain Relationships and Related Transactions                                           15

IV.   PART IV.

      Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                          16

      Signatures                                                                                      .    18

PAGE 3
                                    PART I

Item  1.    Business.
-------

History  and  Business
----------------------

     Harleysville National Corporation, a Pennsylvania corporation (the Corporation), was incorporated in June 1982. On January 1, 1983, the Corporation became the parent bank holding company of Harleysville National Bank and Trust Company (HNB), a wholly-owned subsidiary of the Corporation. On February 13, 1991, the Corporation acquired all of the outstanding common stock of The Citizens National Bank of Lansford (CNB). On June 1, 1992, the Corporation acquired all of the outstanding stock of Summit Hill Trust Company (Summit Hill). On September 25, 1992, Summit Hill merged into CNB and is now operating as a branch office of CNB. On July 1, 1994 the Corporation acquired all of the outstanding stock of Security National Bank (SNB). On March 1, 1996, the Corporation acquired all of the outstanding common stock of Farmers & Merchants Bank ("F & M"). F & M was merged into CNB and is now operating as a branch office of CNB. On March 17, 1997, the HNC Financial Company was incorporated as a Delaware Corporation. HNC Financial Company's principal business function is to expand the investment opportunities of the Corporation. The Corporation is primarily a bank holding company which provides financial services through its three bank subsidiaries. Since commencing operations, the Corporation's business has consisted primarily of managing HNB, CNB and SNB (collectively the Banks), and its principal source of income has been dividends paid by the Banks. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act).

      HNB, which was established in 1909, CNB, which was established in 1903, and SNB, which was established in 1988, (collectively the Banks), are national banking associations under the supervision of the Office of the Comptroller of the Currency (the OCC). The Corporation's and HNB's legal headquarters are located at 483 Main Street, Harleysville, Pennsylvania 19438. CNB's legal headquarters is located at 13-15 West Ridge Street, Lansford, Pennsylvania 18232. SNB's legal headquarters is located at One Security Plaza, Pottstown, Pennsylvania 19464. HNC Financial Company's legal headquarters are located at 300 Delaware Avenue, Suite 1704, Wilmington, Delaware 19801.

       In addition to historical information, this Form 10-K contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly reports on Form 10-Q to be filed by the Corporation in 1998, and any Current Reports on Form 8-K filed by the Corporation.

      The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

      As of December 31, 1997, the Banks had total assets of $1,116,254,000, total shareholders' equity of $109,792,000 and total deposits of $919,071,000.

      The Banks engage in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal trust services. Their deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The Banks have 29 branch offices located in Montgomery, Bucks, Carbon, Wayne, Chester and Schuylkill counties.

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

      The Banks have twenty-nine (29) offices located in Montgomery, Bucks, Carbon and Wayne, Chester and Schuylkill counties, Pennsylvania, 18 of which are owned by the Banks and 11 of which are leased from third parties.

      As of December 31, 1997, the Corporation and the Banks employed approximately 452 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition
-----------

      The Banks compete actively with other eastern Pennsylvania financial institutions, many larger than the Banks, as well as with financial and non-financial institutions headquartered elsewhere. The Banks are generally competitive with all competing institutions in their service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans, and fees and charges for trust services. At December 31, 1997, HNB's legal lending limit to a single customer was $12,422,000 and CNB's and SNB's legal lending limits to a single
customer  were  $3,329,000  and  $1,053,000,  respectively.    Many  of  the
institutions with which the Banks compete are able to lend significantly more than these amounts to a single customer.

Supervision  and  Regulation  -  The  Registrant
------------------------------------------------

      The Corporation is a registered bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Bank
                                                         ----------
Holding Company Act"), and to supervision by the Board of Governors of the Federal Reserve system (the "Federal Reserve). The Bank Holding Company Act requires the Registrant to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any institution, including another bank. In addition, the Bank Holding Company
Act has been amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act which permits bank holding companies to acquire a bank located in any state subject to certain limitations and restrictions which are more fully described below.

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

     Recently, Pennsylvania enacted a law to permit state chartered banking institutions to sell insurance. This follows a U.S. Supreme Court decision in favor of nationwide insurance sales by banks which also bars states from blocking insurance sales by national banks in towns with population of no more than 5,000. The Corporation is currently evaluating its options regarding the sale of insurance.

    Congress is currently considering legislative reforms to modernize the financial services industry, including repealing the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Corporation does not currently anticipate entering into these activities.

      The Corporation has analyzed the recently enacted changes to the federal
tax  law.    The  impact  of such changes on liquidity, operating results, and capital  should  not  be  material.

Pending  Legislation
--------------------

     There are numerous proposals before Congress to modify the financial services industry and the way commercial banks and other financial institutions operate. Some of these proposals include changes to the ownership of financial companies and the types of products and services which may be offered by financial institutions. However, it is difficult to determine at this time what effect such provisions may have until they are enacted into law. Except as specifically described on page 37 & 38 of the 1997 Annual Report to Shareholders, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

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


                                Total  Tier 1             Under a
                                Risk    Risk    Tier 1    Capital
                                Based  Based   Leverage  Order or
                                Ratio  Ratio    Ratio    Directive
                                -----  ------  --------  ---------
CAPITAL CATEGORY
------------------------------
Well capitalized                >10.0    >6.0      >5.0  NO
                                -        -         -
Adequately capitalized          > 8.0    >4.0     >4.0*
                                -        -        -
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

       Annual full-scope, on site regulatory examinations are required for all the FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every eighteen
(18) months. Banks with total assets of $500 million or more, as of the beginning of fiscal year 1993, are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of such bank are required to attest to the accuracy of management's report regarding the internal control structure of the bank. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank's supervising government banking agencies. These accounting and reporting reforms do not apply to an institution such as a bank with total assets at the beginning of its fiscal year of less than $500 million, such as CNB or SNB.

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

Statistical  Data
-----------------

     The information for this Item is incorporated by reference to pages 24 through 38 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997 which pages are included at Exhibit (13) to this Annual Report on Form 10-K.

Year  2000  Issue
-----------------

     Many existing computer programs use only two digits to identify a year in
the  date  field.    These  programs  were  designed  and  developed  without
considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

      The corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Corporation expects to attain Year 2000 compliance and institute appropriate testing of is modifications and replacements before the Year 2000 date change. The corporation believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operations problem for the Corporation. The Corporation has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. The cost in addressing the Year 2000 issues will be expensed as incurred in compliance with Generally Accepted Accounting Principles (GAAP).

Item  2.    Properties.
----------------------

     The principal executive offices of the Corporation and of HNB are located in Harleysville, Pennsylvania in a two-story office building owned by HNB, built in 1929. HNB also owns the buildings in which twelve of its branches are located and leases space for the other eight branches from unaffiliated third parties under leases expiring at various times through 2036. The principal executive offices of CNB are located in Lansford, Pennsylvania in a two-story office building owned by CNB. Citizens also owns the buildings where its branches are located. The principal executive offices of SNB are located in Pottstown, Pennsylvania, in a building leased by SNB. SNB leases its East End and North End branches, and owns its Pottstown Center branch. HNC Investment Company leases an office in Wilmington, Delaware.





Office                      Office Location          Owned/Leased
-------------------  ------------------------------  ------------
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

PAGE 10

Collegeville         364 Main Street                 Owned
                     Collegeville Pa

Sellersville         209 North Main St.              Owned
                     Sellersville Pa

Trainers Corner      Trainers Corner Center          Leased
                     Quakertown Pa

Quakertown Main      224 West Broad St.              Owned
                     Quakertown PA

Spring House         1017-1021 North Bethlehem Pike  Owned
                     Spring House PA

Red Hill             400 Main Street                 Owned
                     Red Hill PA

Audubon              2624 Egypt Road                 Owned
                     Audubon PA

Chalfont             251 West Butler Avenue          Leased
                     Chalfont PA

Spring City          44 North Main Street            Owned
                     Spring City PA

Citizens             13-15 West Ridge Street         Owned
                     Lansford PA

Summit Hill          2 East Ludlow Street            Owned
                     Summit Hill PA

Lehighton            904 Blakeslee Blvd.             Owned
                     Lehighton PA

Farmers & Merchants  1001 Main Street                Owned
                     Honesdale PA

McAdoo               25 North Kennedy Drive          Owned
                     McAdoo PA

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

PAGE 11

Item  3.    Legal  Proceedings.
------------------------------

     Management, based on consultation with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries - Harleysville National Bank and Trust Company, The Citizens National Bank of Lansford, Security National Bank and HNC Financial Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Banks by government authorities.

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
-----------------------------------------------------------------------

     No matter was submitted during the fourth quarter of 1997 to a vote of holders of the Corporation's Common Stock.

PAGE 12
                                    PART II

Item  5.    Market  for the Registrant's Common Stock and Related  Shareholder
------------------------------------------------------------------------------
Matters.
--------

     The information required by this Item is incorporated by reference to pages 7 and 19 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  6.    Selected  Financial  Data.
--------------------------------------

     The information required by this Item is incorporated by reference to page 24 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  7.    Management's  Discussion  and  Analysis of Financial Condition and
------------------------------------------------------------------------------
Results  of  Operations.
-----------------------

     The information required by this Item is incorporated by reference to pages 24 through 38 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.

Item  7.A.    Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
------------------------------------------------------------------------------

      The information required by this Item is incorporated by reference to pages 33 and 34 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  8.    Financial  Statements  and  Supplementary  Data.
-----------------------------------------------------------

     The information required by this Item is incorporated by reference to pages 7 through 23 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  9.    Changes  in  and  Disagreements with Accountants on Accounting and
------------------------------------------------------------------------------
Financial  Disclosure.
---------------------

      None.

PAGE 13
                                   PART III

Item  10.    Directors  and  Executive  Officers  of  the  Registrant.
---------------------------------------------------------------------

     The information required by this Item with respect to the Corporation's directors is incorporated by reference to pages 3 through 7 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 14, 1998.

Executive  Officers  of  Registrant
-----------------------------------

Name                   Age                                Position
---------------------  ---  --------------------------------------------------------------------

Walter E. Daller, Jr.   58  President and Chief Executive Officer of the Company and of
                            Harleysville

James W. Hamilton       51  Senior Vice President and Senior Trust Officer of Harleysville

Demetra M. Takes        47  Executive Vice President and Chief Operating Officer of Harleysville

Vernon L. Hunsberger    49  Treasurer of the Company, Senior Vice President/CFO and Cashier of
                            Harleysville

Frank J. Lochetto       50  Senior Vice President and Senior Lending Officer of Harleysville

Fred C. Reim, Jr.       54  Senior Vice President of Harleysville since August 1993; Senior Vice
                            President of First Valley Bank from December 1990 to August 1993

Dennis L. Detwiler      50  Senior Vice President of Harleysville

Mikkalya W. Brown       42  Senior Vice President of Loan Administration of Harleysville since
                            July 1994; Vice President Security National Bank September 1991 to
                            June 1994; Assistant Vice President Mellon Bank January 1990 to
                            August 1991

Thomas D. Oleksa        44  President and Chief Executive Officer of Citizens

Raymond H. Melcher      46  President and Chief Executive Officer of Security since November
                            1994; Executive Vice President, Chief Operating Officer Hi-Tech
                            Connections 1990 to 1994; Executive Vice President Keystone
                            Financial 1988 to 1990

PAGE 14

Item  11.    Executive  Compensation.
------------------------------------

     The information required by this Item is incorporated by reference to pages 7 through 12 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 14, 1998.

Item  12.    Security  Ownership  of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to pages 3 through 4 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 14, 1998.

Item  13.    Certain  Relationships  and  Related  Transactions.
---------------------------------------------------------------

     The information required by this Item is incorporated by reference to page 17 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 14, 1998, and to page 17 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which page is included at Exhibit (13) to this Annual Report on Form 10-K.

PAGE 15
                              PART  IV
                              --------

Item  14.    Exhibits,  Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------- --------

(a)    Financial Statements, Financial Statement Schedules and Exhibits Filed:

     (1)    Consolidated  Financial  Statements
                                                                    Page
                                                                    ----
     Harleysville  National  Corporation  and  Subsidiary:
       Consolidated  Balance  Sheets  as  of
          December  31,  1997  and  1996                              8*
       Consolidated  Statements  of  Income  for  the
          Years  Ended  December  31,  1997,  1996
          and  1995                                                   9*
       Consolidated  Statements  of  Shareholders'
          Equity  for  the  Years  Ended
          December  31,  1997,  1996  and  1995                       10*
       Consolidated  Statements  of  Cash  Flows
          for  the  Years  Ended  December  31,  1997,
          1996 and 1995                                               11*
       Notes to Consolidated Financial Statements                    12-23*
       Independent Auditors' Report                                    7*

     (2)  Financial Statement Schedules


           Financial Statements Schedules are omitted because the required information is either not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

----------------------------------------------------------------------------
     *Refers to the respective page of the Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 7 to 23 of the Annual Report to Shareholders, are incorporated herein by reference and attached at Exhibit 13 to this Annual Report on Form 10-K. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and in Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise subject to the liabilities of
Section  18  of  the  Securities  Exchange  Act  of  1934.

PAGE 16

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

(10.1)            Harleysville National Corporation 1993 Stock Incentive Plan.
                  (Incorporated  by  Reference  to
                  Exhibit 4.3 of Registrant's Registration Statement No. 33-57790 on Form S-8, filed with the Commission of October 1, 1993.)

(10.2)            Harleysville  National Corporation Stock Bonus Plan.
                  (Incorporated  by  Reference  to  Exhibit
                  99A of Registrant's Registration Statement No. 33-17813 on Form S-8, filed with the
                  Commission  on  December  13,  1996.)

(10.3)            Supplemental  Executive  Retirement  Plan.

(11)              Computation of Earnings per Common Share.   The information
                  for  this  Exhibit  is
                  incorporated by reference to page 14 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which is included as Exhibit (13) to this Form 10-K
                  Report.

(12) Statements Re: Computation of Ratios. The information for this exhibit is incorporated by reference to page 1 of the Corporation's Annual Report to Shareholders for the year ended
                  December 31, 1997, which is included as Exhibit (13) to this Form 10-K Report.

(13) Excerpts from the Corporation's 1997 Annual Report to Shareholders. (This excerpt includes only page 1 and pages 7 through 38 which are incorporated in this Report by reference.)

(21)              Subsidiaries  of  Registrant

(23)              Consent of Grant Thornton LLP Independent Certified Public
                  Accountants

(27)              Financial  Data  Schedule.

(99)              Additional  Exhibits

                  (a) Report of Independent Certified Public Accountants - Grant Thornton LLP

                  (b)    Reports  on  Form  8-K
                  During the quarter ended December 31, 1997, the Registrant did not file any reports on Form 8-K.
PAGE 17

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HARLEYSVILLE  NATIONAL  CORPORATION



Date:  March  16,  1998                   By: /s/ Walter E. Daller, Jr.
                                                  -------------------------
                                                  Walter  E.  Daller, Jr.
                                                  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Title                             Date
------------------------  --------------------------------  --------------

/s/ John W. Clemens       Director                          March 12, 1998
------------------------
John W. Clemens

/s/ Walter E. Daller      President, Chief Executive        March 16, 1998
------------------------
Walter E. Daller, Jr.     Officer and Director (Principal
                          Executive Officer)

/s/ Martin E. Fossler     Director                          March 12, 1998
------------------------
Martin E. Fossler

/s/ Harold A. Herr        Director                          March 12, 1998
------------------------
Harold A. Herr

/s/ Vernon L. Hunsberger  Treasurer (Principal Financial    March 12, 1998
------------------------
Vernon L. Hunsberger      and Accounting Officer)

PAGE 18

____________________      Director                          March 12, 1998
Thomas S. McCready

/s/ Bradford W. Mitchell  Director                          March 12, 1998
------------------------
Bradford W. Mitchell

___________________       Director                          March 12, 1998
Henry M. Pollak

/s/ Palmer E. Retzlaff    Director                          March 12, 1998
------------------------
Palmer E. Retzlaff

/s/ Walter F. Vilsmeier   Director                          March 12, 1998
------------------------
Walter F. Vilsmeier

/s/ William M. Yocum      Director                          March 12, 1998
------------------------
William M. Yocum

EXHIBIT  INDEX
--------------

                                         Exhibit
                                         -------

(10.3)      Supplemental  Executive  Retirement  Plan.

(13) Excerpts from the Corporation's 1997 Annual Report to Shareholders (This excerpt includes only page 1 and pages 7 through 38 which are incorporated in this Report by reference.)

(21)        Subsidiaries  of  Registrant

(23)        Consent  of  Grant  Thornton  LLP  Independent  Certified
                Public  Accountants

(99)        Additional  Exhibits

            Report  of  Independent  Certified  Public  Accountants-
                Grant  Thornton  LLP

                                 Exhibit 10.3

              SUPPLEMENTAL EXECUTIVE RETIREMENT BENEFIT AGREEMENT

     Harleysville  National  Corporation    (Harleysville)      maintains  a
Supplemental Executive Retirement Plan for certain officers and key employees (Employee) of Harleysville. The Plan provides for payment to the covered employee of an annual supplemental retirement benefit equal to fifty percent (50%) of their annual base salary upon retirement, thereafter offset by the employer's share of social security, defined benefit pension and available employer's 401(k) matching contribution. There is a lifetime payout in retirement benefits with a minimum payout of ten years. There is a pre-retirement death benefit, payable for ten years, of one hundred percent (100%) of the annual base salary for the first year, and fifty percent (50%) of the annual base salary for the next nine years.

     WHEREAS, certain officers and key employees of Harleysville are making a significant contribution to Harleysville's effective operations and profitability, and

     WHEREAS, Harleysville desires to retain the Employee's services to provide a financial incentive for the Employee to continue employment and to continue making significant contributions to the success of Harleysville;

     NOW, THEREFORE, for and in consideration of the premises hereof and the mutual promises and agreements contained herein, and intending to be legally bound hereby, Harleysville and the Employee agree as follows:

     1. CONTINUATION OF EMPLOYMENT. The Employee shall continue employment with Harleysville on the same terms and conditions as before this Agreement. This is not a contract of employment and shall not be construed to modify Employee's employment relationship with Harleysville or provide any other benefits related to employment, except as specifically provided for herein.

     2. BENEFITS. The benefits to be paid as deferred compensation pursuant to this Agreement are as follows:

     (a) Retirement From Employment by Harleysville at or After Age 65. If the Employee retires from employment with Harleysville on or after his or her sixty-fifth (65) birthday, in addition to any other retirement benefits to which Employee may be entitled whether from Harleysville or otherwise, each month Harleysville shall pay to him or her a supplemental retirement income equal to his or her "Monthly Retirement Benefit" as defined below. Said supplemental retirement income shall be payable in monthly installments commencing the first day of the first month after the effective date of the Employee's said retirement, and continuing the first day of each month thereafter so long as Employee shall live. Notwithstanding the foregoing to the contrary, Harleysville is obligated hereunder to make a minimum of One Hundred Twenty (120) such monthly retirement income payments. If Employee dies before receiving said minimum number of monthly payments, the remaining payments shall be made to the Employee's Beneficiary as defined below.

     (b) Death Before Retirement and While Employed by Harleysville. If Employee dies while employed by Harleysville and before Employee retires from employment with Harleysville at or after age 65, in addition to any other death benefits to which Employee or his or her beneficiaries may be entitled whether from Harleysville or otherwise, Harleysville shall pay the Monthly Death Benefit (as defined below) to the Employee's beneficiary (as defined below) monthly starting with the first day of the month immediately following Employee's death, and continuing until the first day of the month in which the Employee would have reach age 65. Notwithstanding the foregoing to the contrary, Harleysville is obligated hereunder to make a minimum of One Hundred
Twenty    (120)    such  monthly  death  benefit  payments.

     (c) Definition of Monthly Retirement Benefit. For purposes of this Agreement, the Employee's "Monthly Retirement Benefit" shall be equal to the Employee's Accrued Benefit Percent (defined below) times his or her Average
Monthly  Compensation    (defined  below)    less  the  following  offsets:

          (1)    Social  Security  Offset:  One half  (1/2)  of the employee's
monthly       social security retirement income calculated as of the first day of the first month after his or her retirement from employment with Harleysville for purposes of item 2(a), above,

          (2)    Defined  Benefit  Pension  Offset:    The  employee's monthly
retirement  income  from  Harleysville's  defined  benefit  pension  plan; and

          (3) 401(k) Offset: The employee's projected monthly retirement income derived from Harleysville's matching contributions to employee's individual account in Harleysville's section 401(k) plan for calendar years 1996 and later, calculated using actuarial assumptions that are consistent with Harleysville's defined benefit pension plan calculations especially with regard to use of an assumed pre-retirement earnings rate to project an account balance at retirement and an annuity purchase rate to project the employee's monthly retirement income from said account balance.

     (d)    Definition  of  Monthly  Death  Benefit.    For  purposes  of this
Agreement,  the  Employee's  "Monthly  Death  Benefit"  shall  be  equal  to:

         (1)   One Hundred percent  (100%)  of the Employee's Average Monthly
Compensation    (defined  below)   for each of the first twelve  (12)  monthly
death benefit payments hereunder.

         (2) Fifty Percent (50%) of the Employee's Average Monthly Compensation (defined below) for all other monthly death benefit payments hereunder.

     (e) Definition of Accrued Benefit Percent: The Employee's "Accrued Benefit Percent" shall be equal to the maximum of Fifty Percent (50%) less any reductions in such percent determined by Harleysville prior to Employee's retirement from employment with Harleysville.

     (f) Definition of Average Monthly Compensation: For purposes of calculating the Employee's benefits under this Agreement, the Employee's Average Monthly Compensation shall be an amount equal to One Sixtieth (1/60) of the Employee's total annual compensation (including salary, overtime and bonus) from Harleysville for each of Employee's last Five (5) consecutive full calendar years of employment with Harleysville immediately preceding:

        (1) his or her retirement at or after age 65 in the case of calculating retirement benefits under this Agreement; or

        (2) his or her death in the case of calculating death benefits under this Agreement.

     (g) Beneficiary: The beneficiary referred to in this Agreement shall be the Employee's surviving spouse, and if none, the Employee's surviving issue per stirpes, and if none then the Employee's estate.

     3. LIFE INSURANCE. If Harleysville decides to purchase insurance on the Employee's life as keyperson life insurance, or for any other business purpose, Employee agrees to cooperate fully in completing the appropriate forms and providing information, including but not limited to medical testing, as may be required to obtain such coverage. Employee's cooperation in securing such coverage shall not be construed as giving Employee, the beneficiary or any other person rights in or to the policy or policies.
Notwithstanding any other provisions of this Agreement to the contrary, if Harleysville is a named beneficiary of any such aforesaid insurance on Employee's life, and if the issuer of such policy denies payment of death benefits under such policy due to misrepresentation or other act or deed by the Employee, then Harleysville shall be excused from and shall not have any liability for, any obligation it otherwise might have under this Agreement to pay the Monthly Death Benefit.

4. TERMINATION OF AGREEMENT. This Agreement shall terminate on the first to occur of the following:

      (a)  Written notice given by either of the parties hereto to the other, or

      (b)  Termination of Employee's employment with Harleysville.

If this Agreement is terminated prior to the first to occur of: (1) Employee's death while employed with Harleysville; or (2) Employee's retirement from employment with Harleysville at or after age 65, Harleysville shall be excused from, and shall not have liability for, any obligation it might otherwise have under this Agreement to pay benefits.

     5. FORFEITURE OF BENEFITS. Harleysville shall have no further obligation or liability hereunder to pay benefits to or for the benefit of the Employee or the Employee's beneficiary if the Employee fails to abide by any provision or perform any obligation of this Agreement.

     6. NO TRUST. Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind, or a fiduciary relationship between Harleysville, its shareholders, officers or directors, and the Employee, his beneficiary or any other person.

     7. NO ASSIGNMENT. Neither Employee nor any beneficiary hereunder has any right to anticipate, transfer, pledge, convey, encumber or dispose of the right to receive payments under this Agreement, and those payments and the right to them are expressly declared to be nonassignable, nontransferable and not subject to seizure for the payment of any debt or judgment against the Employee or beneficiary hereunder. None of the benefits under this Agreement are transferable by operation of law if the Employee becomes insolvent or bankrupt. In the event of any attempted assignment or transfer of Employee's (or beneficiary's) rights under this Agreement, Harleysville will have no further obligation or liability under this Agreement.

     8. INCAPACITY OF PAYEE. If the board of directors of Harleysville (the "Board") shall find that any person to whom any payment is payable under this Agreement is unable to care for his or her affairs because of illness, accident or other mental or physical disability, or is a minor, any payment due (unless a prior claim therefor shall have been made by a duly appointed guardian, committee or other legal representative) may be paid to the spouse, a child, parent, brother or sister of said payee, or applied directly for the payee's benefit, without intervention of a guardian, or to any person deemed by the Board to have incurred expense for the payee hereunder. Any such payment shall be a complete discharge of Harleysville's obligations under this Agreement.

     9.   BOARD'S POWERS AND LIABILITIES.  The Board shall have full power and
authority  to  interpret  and  administer  this  Agreement.    The  Board's
interpretation of any provision or action taken under this Agreement, or the amount of recipient of any payment hereunder, shall be binding and conclusive on all persons for all purposes. No member of the Board shall be liable to any person for any action taken or omitted in connection with the interpretation and administration of this Agreement unless attributable to the member's willful misconduct or bad faith.

     10. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of Harleysville, its successors and assigns, and the Employee, his or her heirs, executors and personal representatives.

     11. ENTIRE AGREEMENT. This Agreement is the complete agreement of the parties hereto and supersedes all agreements previously made between the parties hereto relating to the subject matter hereof. No modification or amendment of this Agreement will be valid unless in writing and signed by the parties hereto.

     12. NOTICE. Any notice required to be given hereunder shall be in writing and shall be effective when delivered personally, or when sent by certified mail, postage prepaid, addressed to Harleysville or Employee as its, his or her last know address.

     13. HEADINGS. The headings used in this Agreement are for convenience of reference and shall not be construed to be a part of this Agreement.

     14.    GOVERNING  LAW.    This Agreement was made and entered into in the
Commonwealth of Pennsylvania and it shall be construed in accordance with and governed by the laws of Pennsylvania.

     15.    COUNTERPARTS.    This  Agreement  may  be  executed in two or more
counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.