Form 10-Q
period 1998-03-31
HARLEYSVILLE NATIONAL CORP
filed 1998-05-13
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                             SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  1998.
                                    ----------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,024,763 shares of Common
Stock,  $1.00  par  value,  outstanding  on  April  30,  1998.
PAGE 1

                 HARLEYSVILLE  NATIONAL  CORPORATION


                    INDEX  TO  FORM  10-Q  REPORT

                                                                    PAGE
                                                                    ----

Part  I.    Financial  Information

Consolidated Balance Sheets - March 31, 1998 and December 31, 1997   3

Consolidated Statements of Income - Three Months Ended               4
     March 31, 1998 and 1997

Consolidated Statements of Cash Flows - Three Months Ended           5
     March 31, 1998 and 1997

Notes to Consolidated Financial Statements                           6

Management's Discussion and Analysis of Financial Condition and      8
     Results of Operations

Part II.  Other Information                                         18

Signatures                                                          20

PAGE 2

PART  1.    FINANCIAL  INFORMATION
                 HARLEYSVILLE  NATIONAL  CORPORATION AND  SUBSIDIARIES
                           CONSOLIDATED  BALANCE  SHEETS

                                                          (Unaudited)          (Audited)
(Dollars in thousands)                                  March 31, 1998    December 31, 1997
                                                       ----------------  -------------------
ASSETS
Cash and due from banks                                $        34,158   $           38,471
Federal Funds sold                                              32,800               11,050
                                                       ----------------  -------------------
    Total cash and cash equivalents                             66,958               49,521
                                                       ----------------  -------------------
Interest-bearing deposits in banks                               6,322                5,574
Investment securities available for sale                       286,910              257,068
Investment securities held to maturity
 (market value $41,408 and $47,354, respectively)               40,487               46,238
Loans                                                          758,164              743,608
Less: Unearned income                                           (3,541)              (4,155)
         Allowance for loan losses                             (12,356)             (11,925)
                                                       ----------------  -------------------
             Net loans                                         742,267              727,528
                                                       ----------------  -------------------
Bank premises and equipment, net                                18,210               17,934
Accrued income receivable                                        8,386                7,719
Other real estate owned                                            502                  453
Intangible assets, net                                           1,791                1,851
Other assets                                                     3,001                2,368
                                                       ----------------  -------------------
         Total assets                                  $     1,174,834   $        1,116,254
                                                       ================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                 $       150,537   $          152,621
   Interest-bearing:
     Checking accounts                                         111,171              108,954
     Money market accounts                                     198,836              180,949
     Savings                                                   114,127              108,199
     Time, under $100,000                                      302,796              299,794
     Time, $100,000 or greater                                  74,689               68,554
                                                       ----------------  -------------------
          Total deposits                                       952,156              919,071
Accrued interest payable                                        13,198               14,388
U.S. Treasury demand notes                                       2,029                2,150
Federal funds purchased                                              -               13,700
Federal Home Loan Bank (FHLB) borrowings                        45,000               17,000
Securities sold under agreements to repurchase                  38,263               31,288
Other liabilities                                               11,250                8,865
                                                       ----------------  -------------------
          Total liabilities                                  1,061,896            1,006,462
                                                       ----------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued                      -                    -
    Common stock, par value $1 per share;
       authorized 30,000,000
       shares; issued and outstanding 7,024,763
       shares in 1998 and
       7,020,211 shares in 1997                                  7,025                7,020
    Additional paid in capital                                  49,392               49,305
    Retained Earnings                                           51,553               48,988
    Net unrealized gains on investment securities                4,968                4,479
                                                       ----------------  -------------------
    available for sale
          Total shareholders' equity                           112,938              109,792
                                                       ----------------  -------------------
          Total liabilities and shareholders' equity   $     1,174,834   $        1,116,254
                                                       ================  ===================

See accompanying notes to consolidated financial statements.

PAGE 3

            HARLEYSVILLE  NATIONAL  CORPORATION AND  SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  INCOME
                               (Unaudited)

                                                            Three months ended
(Dollars in thousands except weighted average number             March 31,
 of common shares and per share information                  ------------------

                                                                1998        1997
                                                            ----------  ----------
INTEREST INCOME:
Loans, including fees                                       $   14,737  $   13,703
Lease financing                                                  1,152       1,108
Investment securities:
   Taxable                                                       3,087       3,125
   Exempt from federal taxes                                     1,609       1,230
Federal funds sold                                                 242          49
Deposits in banks                                                   84         124
                                                            ----------  ----------
      Total interest income                                     20,911      19,339
                                                            ----------  ----------

INTEREST EXPENSE:
Savings deposits                                                 2,725       2,328
Time, under $100,000                                             4,117       4,041
Time, $100,000 or greater                                        1,012         641
Borrowed funds                                                     945         963
                                                            ----------  ----------
      Total interest expense                                     8,799       7,973
                                                            ----------  ----------
      Net interest income                                       12,112      11,366
Provision for loan losses                                          535         540
                                                            ----------  ----------
      Net interest income after provision for loan losses       11,577      10,826
                                                            ----------  ----------
OTHER OPERATING INCOME:
Service charges                                                    757         685
Security gains, net                                                207          29
Trust income                                                       420         383
Other Income                                                       478         293
                                                            ----------  ----------
      Total other operating income                               1,862       1,390
                                                            ----------  ----------
      Net interest income after provision for loan losses
         and other operating income                             13,439      12,216
                                                            ----------  ----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits                            4,333       3,630
Occupancy                                                          527         517
Furniture and equipment                                            740         602
Other expenses                                                   2,204       2,084
                                                            ----------  ----------
      Total other operating expenses                             7,804       6,833
                                                            ----------  ----------
      Income before income taxes                                 5,635       5,383
Income tax expense                                               1,385       1,469
                                                            ----------  ----------
Net income                                                  $    4,250  $    3,914
                                                            ==========  ==========

Weighted average number of common shares:
        Basic                                                7,021,746   6,990,085
                                                            ==========  ==========
        Diluted                                              7,029,673   7,014,988
                                                            ==========  ==========

Net income per share information:
        Basic                                               $     0.61  $     0.56
                                                            ==========  ==========
        Diluted                                             $     0.60  $     0.56
                                                            ==========  ==========

Cash dividends per share                                    $     0.24  $     0.21
                                                            ==========  ==========

See accompanying notes to consolidated financial statements.

PAGE 4

             HARLEYSVILLE  NATIONAL  CORPORATION AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                 (Unaudited)


(Dollars in thousands)                                                             Three Months Ended March 31,
OPERATING ACTIVITIES:                                                                          1998       1997
                                                                                   -----------------  ---------
  Net Income                                                                       $          4,250   $  3,914
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                                                   535        540
    Depreciation and amortization                                                               455        330
    Net amortization of investment
      securities discount/premiums                                                               92         61
    Net realized security gain                                                                 (207)       (29)
    Increase in accrued income receivable                                                      (667)      (990)
    (Decrease) increase in accrued interest payable                                          (1,190)       134
    Net increase in other assets                                                               (633)      (132)
    Net increase in other liabilities                                                         2,121      1,238
    Decrease in unearned income                                                                (615)      (782)
    Write-down of other real estate owned                                                        14          4
    Decrease in intangible assets                                                                60         75
                                                                                   -----------------  ---------
       Net cash provided by operating activities                                              4,215      4,363
                                                                                   -----------------  ---------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                            17,072      8,881
  Proceeds, maturity or calls of investment securities held to maturity                       5,733        336
  Proceeds, maturity or calls of investment securities available for sale                     5,747      2,899
  Purchases of investment securities available for sale                                     (51,773)   (18,046)
  Net (increase) decrease in interest-bearing deposits in banks                                (748)     1,850
  Net increase in loans                                                                     (14,872)   (10,315)
  Net increase in premises and equipment                                                       (731)    (1,314)
  Proceeds from sales of other real estate                                                      149        325
                                                                                   -----------------  ---------
       Net cash used in investing activities                                                (39,423)   (15,384)
                                                                                   -----------------  ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                   33,086     18,519
  Decrease in U.S. Treasury demand notes                                                       (121)      (639)
  Decrease in federal funds purchased                                                       (13,700)         -
  Increase in FHLB borrowings                                                                28,000     12,750
  Increase (decrease) in securities sold under agreement                                      6,975     (1,113)
  Cash dividends & fractional shares                                                         (1,686)    (1,465)
  Stock awards                                                                                    5          -
  Stock options                                                                                  86          -
                                                                                   -----------------  ---------
    Net cash provided by financing activities                                                52,645     28,052
                                                                                   -----------------  ---------
Increase in cash and cash equivalents                                                        17,437     17,031
Cash and cash equivalents at beginning of period                                             49,521     45,407
                                                                                   -----------------  ---------
Cash and cash equivalents at end of the period                                     $         66,958   $ 62,438
                                                                                   =================  =========
  Cash paid during the period for:
     Interest                                                                      $          9,990   $  7,840
                                                                                   =================  =========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned                    $            212   $    312
                                                                                   =================  =========

See accompanying notes to consolidated financial statements.

PAGE 5

        HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens"), Security National Bank ("Security") (collectively, the "Banks") and HNC Financial Company - as of March 31, 1998, the results of its operations for three month periods ended March 31, 1998 and 1997 and the cash flows for the three month periods ended March 31, 1998 and 1997. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's 1997 annual report.

The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - During 1997, the Corporation adopted the provisions of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share." SFAS No. 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share (EPS) in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128.

NOTE 4 - On May 8, 1997, the Board of Directors of Harleysville National Corporation declared a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held) that was payable June 30, 1997, to shareholders of record June 13, 1997.

NOTE 5 - On March 17, 1997, the HNC Financial Company, a subsidiary of Harleysville National Corporation was incorporated as a Delaware Corporation. HNC Financial Company's principal business function is to expand the investment opportunities of the Corporation.

NOTE 6 - On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued SFAS No. 129, Disclosure Information about Capital Structure. SFAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinion No. 10 and 15, as well as SFAS No. 47. The Corporation's current disclosures were not affected by the adoption of SFAS No. 129.

NOTE 7 - On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Subsequent to the adoption date, all prior-period amounts are required to be restated to conform to the provision of SFAS No. 130. Total comprehensive income for the first three months of 1998 was $4,739,000, compared to $2,941,000 for the first three months of 1997. The adoption of SFAS No. 130 did not have a material impact on the Corporation's financial position or results of operation.

NOTE 8 - On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The adoption of SFAS No. 131 did not have an impact on the Corporation's financial position or results of operations.

NOTE 9 - The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP was issued to provide authoritative guidance on the subject of accounting for the costs associated with the purchase or development of computer software. The statement is effective for fiscal years beginning after December 15, 1998. This statement is not expected to have a material impact on the Corporation's financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS
-----------------------

      The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation, the Banks and HNC Financial Company. The Corporation's consolidated financial condition and results of operations consist almost entirely of the Banks' financial condition and results of operations. Current performance does not guarantee, assure, or may not be indicative of similar performance in the future.

      In addition to historical information, this Form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results
to  differ  materially  from  those  projected.    For  example,  risks  and
uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors; and price pressures. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission.

     Consolidated net income for the first three months of 1998 was $4,250,000, an increase of $336,000, or 8.6%, over the first three months of 1997 net income of $3,914,000. Basic earnings per share for the first three months of 1998 of $0.61 increased 8.9%, over the first three months of 1997 basic earnings per share of $0.56. Diluted earnings per share at $.60 were up 7.1% from $.56 at March 31, 1997.

      The increase in net income during the first three months of 1998, compared to the same period in 1997, is the result of both higher net interest income and other operating income, partially offset by higher other operating expenses. Net interest income grew $746,000, as a result of a 10.9% rise in average earning assets. Other operating income rose $472,000, due to higher trust fees, gains on the sale of securities and increased ATM and debit card fees. Offsetting these increases was a rise in other operating expenses, primarily related to the overall growth in the Banks.

      As of March 31, 1998, the Banks have seen an improvement in asset quality, compared to December 31, 1997 and March 31, 1997, respectively. Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned, were $4,011,000, or .53% of total loans and net assets acquired in foreclosure at March 31, 1998, compared to .56% at December 31, 1997 and .87% at March 31, 1997. The ratio of the allowance for loan losses to nonperforming assets improved to 308.1% at March 31, 1998, from 285.8% at December 31, 1997 and 179.7% at March 31, 1997.

     For the three months ended March 31, 1998, the annualized return on average shareholders' equity and the annualized return on average assets were 15.20% and 1.50%, respectively. For the same period in 1997, the annualized return on average shareholders' equity was 15.84% and the annualized return on average assets was 1.52%.

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

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------

     Net interest income for the first three months of 1998 of $12,112,000 increased $746,000, or 6.6%, over the first three months of 1997 net interest income of $11,366,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first three months of 1998, compared to the same period in 1997. The increase in interest income was partially offset by a rise in interest expense, the result of increases in both savings and time deposit interest expense, related primarily to higher volumes.

     The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 1998 over March 31, 1997 by their rate and volume components.

                          Three  Months Ended
                             March 31, 1998
                               Over/Under
                             March  31, 1997

                                     Total                 Caused  by:
                                    Variance               Rate     Volume
                                    --------------------------------------
Interest  Income:

  Securities                         545                   (70)      615
  Money market instruments           154                   (18)      172
  Loans                            1,162                  (104)    1,266
                                  ------                  -----    -----
     Total                         1,861                  (192)    2,053
                                  ------                  -----    -----
Interest Expense:
  Savings deposits                   397                    88       309
  Time deposits                      448                    20       428
  Other borrowings                   (19)                 (304)      285
                                  ------                 -----     -----
      Total                          826                  (196)    1,022
                                  ------                 -----     -----
Net interest income                1,035                     4     1,031
                                  ======                 =====     =====

     Taxable-equivalent net interest income was $13,139,000 for the first three months of 1998, compared to $12,104,000 for the same period in 1997, a 8.6% or $1,035,000 increase. This rise in taxable-equivalent net interest income was primarily due to a $1,031,000 increase related to volume. Total taxable-equivalent interest income grew $1,861,000, the result of the higher volumes in both the security and loan earning asset categories. Average year-to-date earning assets increased to $1,085,738,000 at March 31, 1998 from $979,136,000 at March 31, 1997, a 10.9% increase. This increase in earning assets was primarily due to the growth in loans, as a result of persistent sales efforts and new branch openings. Nonaccruing loans are included in the average balance yield calculations, but the average nonaccruing loans had no material effect on the results.

            Total interest expense grew $826,000 during the first three months of 1998, compared to the same period in 1997. This growth was principally the result of both higher rates and volumes associated with savings and time deposits. The volume of savings and time deposits grew 12.8% and 9.1%, respectively, compared to the first three months of 1997. The rise in the other borrowings interest expense related to a 43.3% increase in volume, was offset by the lower rates experienced in other borrowings during the first three months of 1998, compared to 1997. The increase in deposit volumes was used to finance the asset growth. Other borrowings include federal funds purchased, Federal Home Loan Bank (FHLB) borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

 NET  INTEREST  MARGIN
 ---------------------

     The net interest margin of 4.84% for the three month period ended March 31, 1998, decreased from the 4.94% net interest margin for the first three months of 1997. The yield on earning assets of 8.08% during the first three months of 1998 was lower than the 8.20% earned during the first three months of 1997. This drop in yield is due to the lower rates experienced throughout the earning asset portfolio in 1998, compared to 1997. The 4.08% average interest rate paid on interest-bearing deposits and other borrowings during the first three months of 1998, decreased from the 4.19% rate paid during the same period in 1997. The decrease in the rate is due generally to the lower rates paid on other borrowings. The Banks have been able to effectively match assets and liabilities and maintain a consistent percentage of earning assets to total assets.

PROVISION  FOR  LOAN  LOSSES
----------------------------

     The provision is based on management's analysis of the adequacy of the allowance for loan losses. In its evaluation, management considers past loan experience, overall characteristics of the loan portfolio, current economic conditions and other relevant factors. Based on the latest monthly evaluation of potential loan losses, the allowance is adequate to absorb known and inherent losses in the loan portfolio. Ultimately, however, the adequacy of the allowance is largely dependent upon the economy, a factor beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods, especially if economic trends worsen or certain borrowers' ability to repay declines.

     For the first three months of 1998 the provision for loan losses was $535,000, compared to $540,000 for the same period in 1997. Net charge offs were $104,000 for the three months ended March 31, 1998, compared to $365,000 for the three months ended March 31, 1997. The reduction in net loans charged off of $261,000, was primarily due to a reduction in consumer loan charge offs. During 1997, management took steps to control the risk of consumer charge offs by tightening credit standards and increasing the reserve for loan losses for consumer loans. The ratio of the allowance for loan losses to loans at March 31, 1998 of 1.64% improved from the December 31, 1997
and  March  31,  1997  ratios  of    1.61%  and  1.57%,  respectively.

ALLOWANCE  FOR  LOAN  LOSSES
----------------------------
Transactions  in  the  allowance  for  loan  losses  are  as  follows:

                                                          1998              1997
                                                    -----------------  ---------------
Balance, Beginning of Year                               $11,925           $10,710
Provision charged to operating expenses                    535               540
Loans charged off                                         (188)             (431)
Recoveries                                                 84                66
                                                    -----------------  ---------------
Balance, March 31                                        $12,356           $10,885
                                                    =================  ===============

Ratios:                                             March  31, 1998    Dec. 31, 1997    March 31, 1997
--------------------------------------------------  -----------------  ---------------  ---------------
 Allowance for loan losses to nonperforming assets             308.1%           285.8%           179.7%
 Nonperforming assets to total loans & net assets
 acquired in foreclosure                                        0.53%            0.56%            0.87%
 Allowance for loan losses to total loans                       1.64%            1.61%            1.57%

PAGE 10

     The following table sets forth an allocation of the allowance for loan losses by loan category:

                            March  31,  1998
                            ----------------

                                         Percent
                             Amount     of Loans
                           -----------  ---------
Commercial and industrial  $ 2,647,000        28%
Installment and other        1,493,000        31%
Real estate                  1,395,000        34%
Lease financing                191,000         7%
Unallocated                  6,630,000        N/A
                           -----------  ---------
  Total                    $12,356,000       100%
                           ===========  =========

     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.53% of total loans and net assets acquired in foreclosure at March 31, 1998, compared to 0.56% at December 31, 1997 and 0.87% at March 31, 1997. The decline in this ratio from March 31, 1997 to March 31, 1998, is the result of the reduction of nonperforming assets in all nonperforming asset categories during this period. The ratio of the allowance for loan losses to non-performing assets was 308.1% at March 31, 1998 compared to 285.8% at December 31, 1997 and 179.7% at March 31, 1997.

     Nonaccruing loans at March 31, 1998 of $2,675,000, increased $54,000 from the December 31, 1997 level of $2,621,000, and decreased $745,000 from the March 31, 1997 level of $3,420,000. The $745,000 reduction in nonaccrual loans from March 31, 1997 to March 31, 1998, is primarily due to one loan that paid off during the third quarter of 1997.

      Net  assets  in  foreclosure  totaled  $502,000 as of  March 31,
1998, an increase of $49,000 from the December 31, 1997 balance of $453,000. During the first three months of 1998, transfers from loans to assets in foreclosure were $212,000, payments on foreclosed properties totaled $149,000 and write downs of assets in foreclosure equaled $14,000. The loans transferred to assets in foreclosure included mortgages of $143,000, loans and leases of $69,000. The balance of net assets in foreclosure at March 31, 1997 was $955,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of March 31, 1998, there were three unrelated borrowers with troubled debt restructured loans totaling $834,000, compared with a balance of $1,012,000 as of December 31, 1997 and $1,681,000 at March 31, 1997. All three customers  were  complying  with  the restructured terms as of March 31, 1998.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of March 31, 1998, loans past due 90 days or more and still accruing interest were $1,399,000, compared to $2,253,000 as of December 31, 1997 and $2,174,000 as of March 31, 1997. The $854,000 decrease in loans past due 90 days from December 31, 1997 to March 31, 1998 was primarily the result of a decrease in real estate loans past due 90 days.

PAGE 11
               The  following  information  concerns  impaired  loans:

     Impaired  Loans:


Restructured Loans                                                               $834,000
Nonaccrual Loans                                                                1,558,000
                                                                                ----------
Total March 31, 1998 Impaired Loans                                             $2,392,000
                                                                                ==========

     Average year-to-date impaired loans:                                                   $2,430,000
                                                                                            ==========

     Amount of imparied loans that have a related allowance at March 31, 1998:              $2,392,000
                                                                                            ==========

     Allowance for impaired loans at March 31, 1998:                                        $  333,000
                                                                                            ==========

     Income recognized on impaired loans during 1998:                                       $   21,000
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

OTHER  OPERATING  INCOME
------------------------

                                     Three Months Ended March 31,
                                   -----------------------------------
                                         1998                  1997
                                -----------------------  ----------------
                                         (Dollars in thousands)
Service charges                 $                   757  $            685
Securities gains (losses), net                      207                29
Trust income                                        420               383
Other income                                        478               293
                                -----------------------  ----------------
Total other operating income    $                 1,862  $          1,390
                                =======================  ================

     Other operating income for the first three months of 1998 increased $472,000, or 34.0%, from $1,390,000 at March 31, 1997 to $1,862,000 at March
31, 1998. This rise in other operating income is the result of a $72,000 growth in service charges, a $37,000 rise in trust income and a $185,000 increase in other income. Security gains also contributed to the growth in other operating income by increasing $178,000 during this period.

     The $72,000, or 10.5% increase in service charges is primarily the result of a $32,000 rise in fees charged on deposit accounts and a $36,000
growth  in  check  fees  during  this  period.   This growth was primarily the
result of the 12.9% increase in deposit transaction accounts, from the first quarter of 1997 to the first quarter in 1998. The Corporation recorded a net security gain of $207,000 in the first quarter of 1998, compared to a $29,000 gain in the same period in 1997. From time to time, the Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the Trust and Financial Services Department increased $37,000 in the first three months of 1998, compared to the same period in 1997. This increase was the result of both an increase in the book value of trust asset of 15.8% from March 31, 1997 to March 31, 1998, and the Corporation's continuing emphasis on marketing the Trust and Financial Services Department's products and services. Other income for the first three months of 1998 increase $185,000, or 63.1%, compared to the same period in 1997. This increase was primarily due to higher automated teller machine fees and debit card fees earned by the Banks.

OTHER  OPERATING  EXPENSES
--------------------------

                                     Three Months Ended March 31,
                                 ------------------------------------
                                         1998                  1997
                                -----------------------  ----------------
                                        (Dollars in thousands)
Salaries                        $                 3,209  $          2,765
Employee benefits                                 1,124               865
Net occupancy expense                               527               517
Equipment expense                                   740               602
Other expenses                                    2,204             2,084
                                -----------------------  ----------------
Total other operating expenses  $                 7,804  $          6,833
                                =======================  ================

     Other operating expenses for the first three months of 1998 of $7,804,000 increased $971,000, or 14.2%, from the $6,833,000 for the same period in 1997. The rise in operating expenses was due to higher expenses related to four new branches opened after February 28, 1997, increases in equipment expenses and other expenses related to the overall growth of the Banks.

     Employee salaries increased $444,000, or 16.1% from $2,765,000 for the first three months of 1997 to $3,209,000 for the same period in 1998. The salary increase directly related to the staffing of the four new branches was $105,000, or 23.6% of the total salary increase. The remaining increase in salaries reflects cost of living increases, merit increases and additional staff necessitated by the planned growth of the Banks. Employee benefits of $1,124,000 expensed in the first three months of 1998, were $259,000, or 29.9% higher than the $865,000 of employee benefits expensed during the same period in 1997. This increase was primarily the result of the impact of the four new branches, additions to the staff of the Banks and a change in the timing of expensing the profit sharing plan throughout the year.

     Net occupancy expense increased $10,000, or 1.9%, from $517,000 in the first three months of 1997 to $527,000 in the first three months of 1998. The four new branches were responsible for this entire increase. Equipment expense increased $138,000, or 22.9% during the first three months of 1998, compared to the same period in 1997. The first three months of 1997 equipment expense related to the new branches totaled $36,000. The remainder of this increase is due to both equipment depreciation and maintenance associated with planned increased technology capabilities used to manage the rise in volume related to the growth of the Corporation.

              Other expenses increased $120,000, or 5.8%, from $2,084,000 in the first three months of 1997, compared to $2,204,000 in other expenses recorded during the same period in 1998. This growth is the result of fees associated with outsourcing Bank operations, a rise in state taxes related to the growth of the Banks and expenses associated with the new branches.

INCOME  TAXES
-------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

     Total assets grew $58,580,000, or 5.2%, from $1,116,254,000 at December 31, 1997 to $1,174,834,000 at March 31, 1998. This growth was the result of a rise in interest earning assets which grew $61,759,000 to $1,121,142,000 at March 31, 1998, from $1,059,383,000 at December 31, 1997. During the first three months of 1998, investment securities, federal funds sold, loans and interest-bearing deposits in banks grew $24,091,000, $21,750,000, $15,170,000 and  $748,000,  respectively.

     Total deposits rose $33,085,000, or 3.6% from $919,071,000 at December 31, 1997 to $952,156,000 at March 31, 1998. This growth was due to a $17,887,000 increase in money market accounts, a $9,137,000 rise in time deposits, a $5,928,000 increase in savings accounts and a $2,217,000 increase in interest-bearing checking accounts. Offsetting these increases was a $2,084,000 decrease in non-interest bearing deposits. Other borrowings increased $21,154,000 during the first three months of 1998, primarily the result of an increase in Federal Home Loan Bank borrowings. Other borrowings and deposits are used to fund loan and investment growth.

CAPITAL
-------

      Capital  formation is important to the Corporation's well being and future growth. Capital for the period ending March 31, 1998 was $112,938,000, an increase of $3,146,000 over the end of 1997. The increase is primarily the result of the retention of the Corporation's earnings and from the adjustment for the net unrealized gains (losses) on the investment securities available for sale. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority which, if it were to be implemented, would have a material effect on the Corporation's capital.

                                                          Tier 1 Capital to Risk-           Total Capital to Risk-
                                 Leverage Ratio            Weighted Assets Ratio             Weighted Asset Ratio
                                 March 31, 1998                March 31,1998                    March 31, 1998
                                 ---------------          ------------------------          -----------------------
                                     Amount       Ratio            Amount           Ratio           Amount           Ratio
                                 ---------------  ------  ------------------------  ------  -----------------------  ------
Entity:
Corporation                      $       106,335   9.45%  $                106,335  13.41%  $               116,278  14.66%
Subsidiary Banks:
Harleysville National Bank                75,178   8.52                     75,178  11.85                    83,134  13.11
Citizens National Bank                    21,080  12.89                     21,080  21.46                    22,310  22.72
Security National Bank                     6,301   7.86                      6,301  10.53                     7,050  11.79
"Well Capitalized" institution
 (under FDIC regulations)                          5.00                              6.00                            10.00

                                 December 31, 1997           December 31,1997           December 31, 1997
                                 ------------------          -----------------          ------------------
                                       Amount        Ratio        Amount        Ratio         Amount        Ratio
                                 ------------------  ------  -----------------  ------  ------------------  ------
Entity:
Corporation                      $          103,600   9.36%  $         103,600  13.42%  $          113,276  14.68%
Subsidiary Banks:
Harleysville National Bank                   72,965   8.42              72,965  11.71               80,778  12.96
Citizens National Bank                       20,811  13.00              20,811  22.49               21,971  23.74
Security National Bank                        6,188   8.20               6,188  11.13                6,884  12.39
"Well Capitalized" institution
 (under FDIC regulations)                             5.00                       6.00                       10.00

     The  Corporation's    capital  ratios  exceed  regulatory  requirements.
Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 10.42% at March 31, 1998, compared with 10.65% at December 31, 1997. Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 1998, the Corporation's Tier 1 risk-adjusted capital ratio was 13.41%, and the total risk-adjusted capital ratio was 14.66%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at March 31, 1998.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 9.45% at March 31, 1998 and 9.36% at December 31, 1997.

     The year-to-date March 31, 1998 cash dividend per share of $.24 was 14.3% higher than the cash dividend for the same period in 1997 of $.21. The dividend payout ratio for the first three months of 1998 was 39.34%, compared to 38.23% for the twelve month period ended December 31, 1997. On June 30, 1997, the Corporation paid a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held), to shareholders of
record  June  13,  1997.    Activity  in  both  the  Corporation's  dividend
reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first three months of 1998.

LIQUIDITY
---------

     Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $17,869,000 during the first three months of 1998 and securities available for sale averaged $271,989,000 during the first three months of 1998, more than sufficient to meet normal fluctuations in loan demand or deposit funding. Backup sources of liquidity are provided by federal fund lines of credit established with correspondent banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the FHLB of Pittsburgh, of which the Banks are members. Unused lines of credit at the FHLB of Pittsburgh were $173,499,000, as of March 31, 1998.

OTHER  ITEMS
------------

       LEGISLATIVE  &  REGULATORY
       --------------------------
     There are currently a number of issues before Congress which may affect the Corporation and its business operations, and the business operations of its subsidiaries. However, management does not believe these issues will have a material adverse effect on liquidity, capital resources or the results of operations.

      Recently, Pennsylvania enacted a law to permit State Chartered banking institutions to sell insurance. This follows a U. S. Supreme Court decision in favor of nationwide insurance sales by banks. This decision also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. The Corporation is currently evaluating it options regarding the sale of insurance.

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

      From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Banks. It cannot be predicted whether such legislation will be enacted or, if enacted, how such legislation would affect the business of the Corporation and the Banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes that the affect of the provisions of the aforementioned legislation on liquidity, capital resources and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

       Further,  the  business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the Banks and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance the Banks' competitive position.

       YEAR  2000
       ----------

       Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

       The Corporation has conducted a comprehensive review of its computer systems to identify any system that could be affected by the Year 2000 issue and has developed an implementation plan to resolve any problems. Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Corporation expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 date change. The Corporation believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operations problem for the

Corporation. The Corporation has taken steps to communicate with unrelated parties with whom it deals to coordinate Year 2000 compliance. The cost of addressing Year 2000 issues will be expensed, as incurred, in compliance with GAAP.

       Finally, the Bank has communicated with its commercial borrowers. These borrowers pose a credit risk to the Bank if they are not Year 2000
compliant  and  their  businesses  are  disrupted.   Responses from commercial
borrowers  are  being  evaluated  presently.

      BRANCHING
      ---------

      The Corporation currently plans to open at least three new branches during the remainder of 1998. Harleysville National Bank is pursuing locations in Doylestown and Royersford, and Security National Bank plans to open a branch in Amity Township. These new branch sites are contiguous to our current service area and were chosen to expand the Banks' market area and market share of loans and deposits.

PAGE 17
                         PART II.    OTHER INFORMATION

Item  1. Legal  Proceedings.
-------  ------------------

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

Item 2.  Change in Securities.
-------  --------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities.
-------  ----------------------------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         (a) The 1998 Annual Meeting of Shareholders was held at 9:30 a.m., on Tuesday, April 14, 1998, at Presidential Caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

         (b),  (c)  One  matter  was voted upon as follows:

                    Three  directors  were  elected,  as below:

                    Elected                       Term  Expires
                    -------                       -------------
                    Walter  E.  Daller,  Jr.          2002
                    Martin  E.  Fossler               2002
                    Thomas  S.  McCready              2002

                    The results of the voting for the directors are as follows:

                    Walter  E.  Daller,  Jr.:
                            For              5,648,187
                            Against             37,154
                            Abstain                  0

                     Martin  E.  Fossler:
                             For             5,662,780
                             Against            22,561
                             Abstain                 0

                      Thomas  S.  McCready:
                              For            5,662,780
                              Against           22,561
                              Abstain                0

                       Directors whose term continued after the meeting:

                                                   Term  Expires
                                                   --------------
                         Walter  F.  Vilsmeirer           1999
                         Harold  A.  Herr                 1999
                         Henry  M.  Pollak                1999
                         John  W.  Clemens                2000
                         Palmer  E.  (Pete)  Retzlaff     2000
                         Bradford  W.  Mitchell           2001
                         William  M.  Yocum               2001

PAGE 18

Item 5. Other Information
------  -----------------
        None.

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------
        (a)  Exhibits:
             The following exhibit is being filed as part of this Report:

             Exhibit No.                 Description
             ----------                  -----------
                27               Financial Data Schedule as of March 31, 1998

         (b)  Reports on Form 8-K:
              None.

PAGE 19
                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         HARLEYSVILLE  NATIONAL  CORPORATION



                               /s/ Walter E. Daller, Jr.
                               -------------------------
                               Walter E. Daller, Jr., President
                               and Chief Executive Officer
                               (Principal executive officer)



                               /s/ Vernon L. Hunsberger
                               ------------------------
                               Vernon L. Hunsberger, Treasurer
                               (Principal financial and accounting officer)


Date:    May  13,  1998

PAGE 20