Form 10-Q
period 1998-06-30
HARLEYSVILLE NATIONAL CORP
filed 1998-08-12
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                              SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  1998.
                                    ---------------

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
Yes      X.      No.
       -----         -----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,031,173 shares of Common
Stock,  $1.00  par  value,  outstanding  on  July  31,  1998.

                     HARLEYSVILLE  NATIONAL  CORPORATION


                       INDEX  TO  FORM  10-Q  REPORT

                                                                            PAGE
                                                                            ----

Part  I.    Financial  Information

Consolidated Balance Sheets - June 30, 1998 and December 31, 1997. . . . .  3

Consolidated Statements of Income - Six Months and Three Months Ended
            June 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . .   4

Consolidated  Statements  of  Cash  Flows  -  Six  Months  Ended
            June 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . .   5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .    6

Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . .   8

Part II.  Other Information. . . . . . . . . . . . . . . . . . . . . . .   19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                   PART  1.    FINANCIAL  INFORMATION
           HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                   CONSOLIDATED  BALANCE  SHEETS


                                                                         (Unaudited)         (Audited)
(Dollars in thousands)                                                  June 30, 1998    December 31, 1997
                                                                       ---------------  -------------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . .  $       36,058   $           38,471
Federal Funds sold. . . . . . . . . . . . . . . . . . . . . . . . . .          13,170               11,050
                                                                       ---------------  -------------------
    Total cash and cash equivalents . . . . . . . . . . . . . . . . .          49,228               49,521
                                                                       ---------------  -------------------
Interest-bearing deposits in banks. . . . . . . . . . . . . . . . . .           5,127                5,574
Investment securities available for sale. . . . . . . . . . . . . . .         312,981              257,068
Investment securities held to maturity
 (market value $38,539 and $47,354, respectively) . . . . . . . . . .          37,752               46,238
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         788,038              743,608
Less: Unearned income . . . . . . . . . . . . . . . . . . . . . . . .          (2,898)              (4,155)
         Allowance for loan losses. . . . . . . . . . . . . . . . . .         (12,533)             (11,925)
                                                                       ---------------  -------------------
             Net loans. . . . . . . . . . . . . . . . . . . . . . . .         772,607              727,528
                                                                       ---------------  -------------------
Bank premises and equipment, net. . . . . . . . . . . . . . . . . . .          18,416               17,934
Accrued income receivable . . . . . . . . . . . . . . . . . . . . . .           8,679                7,719
Other real estate owned . . . . . . . . . . . . . . . . . . . . . . .             792                  453
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . .           1,887                1,851
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,647                2,368
                                                                       ---------------  -------------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $    1,211,116   $        1,116,254
                                                                       ===============  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . . .  $      162,810   $          152,621
   Interest-bearing:
     Checking accounts. . . . . . . . . . . . . . . . . . . . . . . .         110,198              108,954
     Money market accounts. . . . . . . . . . . . . . . . . . . . . .         209,690              180,949
     Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         116,986              108,199
     Time, under $100,000 . . . . . . . . . . . . . . . . . . . . . .         304,174              299,794
     Time, $100,000 or greater. . . . . . . . . . . . . . . . . . . .          84,909               68,554
                                                                       ---------------  -------------------
          Total deposits. . . . . . . . . . . . . . . . . . . . . . .         988,767              919,071
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .          13,586               14,388
U.S. Treasury demand notes. . . . . . . . . . . . . . . . . . . . . .           2,014                2,150
Federal funds purchased . . . . . . . . . . . . . . . . . . . . . . .               -               13,700
Federal Home Loan Bank (FHLB) borrowings. . . . . . . . . . . . . . .          45,000               17,000
Securities sold under agreements to repurchase. . . . . . . . . . . .          34,538               31,288
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          11,109                8,865
                                                                       ---------------  -------------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . .       1,095,014            1,006,462
                                                                       ---------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued . . . . . . . . . . .               -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 7,028,960 shares in 1998 and
       7,020,211 shares in 1997 . . . . . . . . . . . . . . . . . . .           7,029                7,020
    Additional paid in capital. . . . . . . . . . . . . . . . . . . .          49,479               49,305
    Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . .          54,390               48,988
    Net unrealized gains on investment securities available for sale.           5,204                4,479
                                                                       ---------------  -------------------
          Total shareholders' equity. . . . . . . . . . . . . . . . .         116,102              109,792
                                                                       ---------------  -------------------
          Total liabilities and shareholders' equity. . . . . . . . .  $    1,211,116   $        1,116,254
                                                                       ===============  ===================

See accompanying notes to consolidated financial statements.

             HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENTS  OF  INCOME


                                                                                   (Unaudited)
                                                                Six months ended               Three months Ended
(Dollars in thousands except weighted average number                June 30,                        June 30,
of common shares and per share information)                    ------------------              -------------------
                                                                             1998        1997                 1998        1997
                                                               ------------------  ----------  -------------------  ----------
INTEREST INCOME:
Loans, including fees . . . . . . . . . . . . . . . . . . . .  $           29,812  $   27,606  $            15,075  $   13,903
Lease financing . . . . . . . . . . . . . . . . . . . . . . .               2,370       2,237                1,218       1,129
Investment securities:
   Taxable. . . . . . . . . . . . . . . . . . . . . . . . . .               6,291       6,256                3,204       3,131
   Exempt from federal taxes. . . . . . . . . . . . . . . . .               3,457       2,501                1,848       1,271
Federal funds sold. . . . . . . . . . . . . . . . . . . . . .                 453         316                  211         267
Deposits in banks . . . . . . . . . . . . . . . . . . . . . .                 155         218                   71          94
                                                               ------------------  ----------  -------------------  ----------
      Total interest income . . . . . . . . . . . . . . . . .              42,538      39,134               21,627      19,795
                                                               ------------------  ----------  -------------------  ----------

INTEREST EXPENSE:
Savings deposits. . . . . . . . . . . . . . . . . . . . . . .               5,625       4,851                2,900       2,523
Time, under $100,000. . . . . . . . . . . . . . . . . . . . .               8,319       8,151                4,203       4,109
Time, $100,000 or greater . . . . . . . . . . . . . . . . . .               2,146       1,440                1,133         800
Borrowed funds. . . . . . . . . . . . . . . . . . . . . . . .               1,990       1,919                1,045         956
                                                               ------------------  ----------  -------------------  ----------
      Total interest expense. . . . . . . . . . . . . . . . .              18,080      16,361                9,281       8,388
                                                               ------------------  ----------  -------------------  ----------
      Net interest income . . . . . . . . . . . . . . . . . .              24,458      22,773               12,346      11,407
Provision for loan losses . . . . . . . . . . . . . . . . . .               1,070       1,130                  535         590
                                                               ------------------  ----------  -------------------  ----------
      Net interest income after provision for loan losses . .              23,388      21,643               11,811      10,817
                                                               ------------------  ----------  -------------------  ----------
OTHER OPERATING INCOME:
Service charges . . . . . . . . . . . . . . . . . . . . . . .               1,525       1,416                  769         730
Security gains, net . . . . . . . . . . . . . . . . . . . . .                 325         704                  119         676
Trust income. . . . . . . . . . . . . . . . . . . . . . . . .               1,001         738                  581         355
Other Income. . . . . . . . . . . . . . . . . . . . . . . . .               1,183         658                  703         365
                                                               ------------------  ----------  -------------------  ----------
      Total other operating income. . . . . . . . . . . . . .               4,034       3,516                2,172       2,126
                                                               ------------------  ----------  -------------------  ----------
      Net interest income after provision for loan losses
         and other operating income . . . . . . . . . . . . .              27,422      25,159               13,983      12,943
                                                               ------------------  ----------  -------------------  ----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits . . . . . . . . . . . .               8,724       7,438                4,391       3,808
Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . .               1,013         957                  486         440
Furniture and equipment . . . . . . . . . . . . . . . . . . .               1,540       1,255                  799         652
Other expenses. . . . . . . . . . . . . . . . . . . . . . . .               4,546       4,087                2,343       2,004
                                                               ------------------  ----------  -------------------  ----------
      Total other operating expenses. . . . . . . . . . . . .              15,823      13,737                8,019       6,904
                                                               ------------------  ----------  -------------------  ----------
      Income before income taxes. . . . . . . . . . . . . . .              11,599      11,422                5,964       6,039
Income tax expense. . . . . . . . . . . . . . . . . . . . . .               2,824       3,138                1,439       1,669
                                                               ------------------  ----------  -------------------  ----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $            8,775  $    8,284  $             4,525  $    4,370
                                                               ==================  ==========  ===================  ==========

Weighted average number of common shares:
      Basic . . . . . . . . . . . . . . . . . . . . . . . . .           7,023,966   6,994,590            7,026,160   6,999,045
                                                               ==================  ==========  ===================  ==========
      Diluted . . . . . . . . . . . . . . . . . . . . . . . .           7,029,409   7,007,043            7,031,643   7,012,739
                                                               ==================  ==========  ===================  ==========
Net income per share information:
      Basic . . . . . . . . . . . . . . . . . . . . . . . . .  $             1.25  $     1.18  $              0.64  $     0.62
                                                               ==================  ==========  ===================  ==========
      Diluted . . . . . . . . . . . . . . . . . . . . . . . .  $             1.25  $     1.18  $              0.64  $     0.62
                                                               ==================  ==========  ===================  ==========

Cash dividends per share. . . . . . . . . . . . . . . . . . .  $             0.48  $     0.42  $              0.24  $     0.21
                                                               ==================  ==========  ===================  ==========
See accompanying notes to consolidated financial statements.

               HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                (Unaudited)


(Dollars in thousands)                                                                  Six Months Ended June 30,
OPERATING ACTIVITIES:. . . . . . . . . . . . . . . . . . . . . . . . . . .                        1998       1997
                                                                            ---------------------------  ---------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                    8,775   $  8,284
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .                       1,070      1,130
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .                         937        708
    Net amortization of investment
      securities discount/premiums . . . . . . . . . . . . . . . . . . . .                         194        113
    Net realized security gain . . . . . . . . . . . . . . . . . . . . . .                        (325)      (704)
    Increase in accrued income receivable. . . . . . . . . . . . . . . . .                        (960)      (810)
    (Decrease) increase in accrued interest payable. . . . . . . . . . . .                        (803)       572
    Net increase in other assets . . . . . . . . . . . . . . . . . . . . .                      (1,279)      (250)
    Net increase in other liabilities. . . . . . . . . . . . . . . . . . .                       1,853        470
    Decrease in unearned income. . . . . . . . . . . . . . . . . . . . . .                      (1,258)    (1,582)
    Write-down of other real estate owned. . . . . . . . . . . . . . . . .                          20          4
    (Increase) decrease in intangible assets . . . . . . . . . . . . . . .                         (36)       151
                                                                            ---------------------------  ---------
       Net cash provided by operating activities . . . . . . . . . . . . .                       8,188      8,086
                                                                            ---------------------------  ---------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale. . . . .                      27,327     15,199
  Proceeds, maturity or calls of investment securities held to maturity. .                       8,447      5,261
  Proceeds, maturity or calls of investment securities available for sale.                      13,703     10,748
  Purchases of investment securities available for sale. . . . . . . . . .                     (95,655)   (38,640)
  Net decrease in interest-bearing deposits in banks . . . . . . . . . . .                         447      2,158
  Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . .                     (45,694)   (23,218)
  Net increase in premises and equipment . . . . . . . . . . . . . . . . .                      (1,418)    (3,064)
  Proceeds from sales of other real estate . . . . . . . . . . . . . . . .                         443        605
                                                                            ---------------------------  ---------
       Net cash used in investing activities . . . . . . . . . . . . . . .                     (92,400)   (30,951)
                                                                            ---------------------------  ---------
FINANCING ACTIVITIES:
  Net increase in deposits . . . . . . . . . . . . . . . . . . . . . . . .                      69,696     46,310
  Decrease in U.S. Treasury demand notes . . . . . . . . . . . . . . . . .                        (136)      (561)
  Decrease in federal funds purchased. . . . . . . . . . . . . . . . . . .                     (13,700)         -
  Increase in FHLB borrowings. . . . . . . . . . . . . . . . . . . . . . .                      28,000      8,750
  Increase in securities sold under agreement. . . . . . . . . . . . . . .                       3,250      3,403
  Cash dividends & fractional shares . . . . . . . . . . . . . . . . . . .                      (3,373)    (2,933)
  Dividend reinvestment. . . . . . . . . . . . . . . . . . . . . . . . . .                           -        (17)
  Stock awards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           5          -
  Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         177         41
    Net cash provided by financing activities. . . . . . . . . . . . . . .                      83,919     54,993
                                                                            ---------------------------  ---------
(Decrease) increase in cash and cash equivalents . . . . . . . . . . . . .                        (293)    32,128
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .                      49,521     45,407
                                                                            ---------------------------  ---------
Cash and cash equivalents at end of the period . . . . . . . . . . . . . .                      49,228     77,535
                                                                            ===========================  =========
  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                   18,883   $ 15,789
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                    2,400   $  2,600
                                                                            ===========================  =========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned. . . . . .  $                      802   $    669
                                                                            ===========================  =========

See accompanying notes to consolidated financial statements.

PAGE 5
               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens"), Security National Bank ("Security") (collectively, the "Banks") and HNC Financial Company
- as of June 30, 1998, the results of its operations for six and three month periods ended June 30, 1998 and 1997 and the cash flows for the six month periods ended June 30, 1998 and 1997. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's 1997 annual report.

The results of operations for the six and three month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - During 1997, the Corporation adopted the provisions of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share." SFAS No. 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share (EPS) in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128.

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

NOTE 7 - On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Subsequent to the adoption date, all prior-period amounts are required to be restated to conform to the provision of SFAS No. 130. Comprehensive income for the first six months of 1998 was $9,500,000, compared to $9,170,000 for the first six months of 1997. The adoption of SFAS No. 130 did not have a material impact on the Corporation's financial position or results of operation.

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

NOTE 10 - In June 1998, the Financial Accounting standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The company is currently reviewing the provisions of SFAS No. 133.

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

     Consolidated net income for the first six months of 1998 was $8,775,000, an increase of $491,000, or 5.9%, over the first six months of 1997 net income of $8,284,000. Basic and diluted earnings per share at $1.25 were up 5.9% from $1.18 in the comparable period last year. Consolidated net income for the second quarter of 1998 was $4,525,000, an increase of $155,000, or 3.5%, over the second quarter of 1997 net income of $4,370,000. Basic and diluted earnings per share for the second quarter of 1998 of $0.64 increased 3.2%, over the second quarter of 1997 basic and diluted earnings per share of $0.62.

      The increase in net income during the first six months of 1998, compared to the same period in 1997, is the result of both higher net interest income and other operating income, partially offset by higher other operating expenses. Lower income tax expense associated with a higher level in nontaxable income, also contributed to the gain in net income. Net interest income grew $1,685,000, primarily as a result of an 11.7% rise in average earning assets. Other operating income rose $518,000, due to higher trust fees, a rise in service charges on deposit accounts, gains on the sale of mortgages and increased ATM and debit card fees. Offsetting these increases was a rise in other operating expenses, primarily related to the overall growth in the Banks.

      As of June 30, 1998, the Banks have experienced an improvement in asset quality, compared to December 31, 1997 and June 30, 1997, respectively. Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned, were $4,358,000, or .55% of total loans and net assets acquired in foreclosure at June 30, 1998, compared to .56% at December 31, 1997 and .88% at June 30, 1997. The ratio of the allowance for loan losses to nonperforming assets improved to 287.6% at June 30, 1998, from 285.8% at December 31, 1997 and 178.2% at June 30, 1997.

     For the six months ended June 30, 1998, the annualized return on average shareholders' equity and the annualized return on average assets were 15.48% and 1.51, respectively. For the same period in 1997, the annualized return on average shareholders' equity was 16.49% and the annualized return on average assets was 1.58%. For the three months ended June 30, 1998, the annualized return on average shareholders' equity and the annualized return on average assets were 15.75% and 1.53%, respectively. For the same period in 1997, the annualized return on average shareholders' equity was 17.20% and the annualized return on average assets was 1.64%.

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

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------

     Net interest income for the first six months of 1998 of $24,458,000 increased $1,685,000, or 7.4%, over the first six months of 1997 net interest income of $22,773,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first six months of 1998, compared to the same period in 1997. The increase in interest income was partially offset by a rise in interest expense, primarily the result of higher volumes. The second quarter 1998 net interest income rose 8.2%, compared to the same period in 1997. This rise was primarily the result of the interest income generated by an increase in earning assets, partially offset by higher interest expense related to higher deposit volumes.

     The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the six months ended June 30, 1998 over June 30, 1997 and the three months ended June 30, 1998 over June 30, 1997 by their rate and volume components.


                                                    Six Months Ended                          Three Months Ended
                                                     June 30, 1998                             June 30, 1998
                                                       Over/Under                                 Over/Under
                                                     June 30, 1997                             June 30, 1997

                                                 Total              Caused by:                   Total           Caused by:
                                                                    -----------                                 ------------
                                               Variance          Rate      Volume         Variance            Rate       Volume
                                           -----------------  -----------  -------  --------------------  ------------  --------
Interest Income:
-----------------------------------------
Securities *. . . . . . . . . . . . . . .  $           1,506       ($161)  $ 1,667  $               961   $        15   $   946
Money market instruments. . . . . . . . .                 74         (31)      105                  (79)          (11)      (68)
Loans * . . . . . . . . . . . . . . . . .              2,499        (308)    2,807                1,334           (24)    1,358
                                           -----------------  -----------  -------  --------------------  ------------  --------
     Total. . . . . . . . . . . . . . . .              4,079        (500)    4,579                2,216           (20)    2,236
                                           -----------------  -----------  -------  --------------------  ------------  --------

Interest Expense:
-----------------------------------------
Savings deposits. . . . . . . . . . . . .                774         139       635                  377            51       326
Time deposits and certificates of deposit                874          12       862                  427            (7)      434
Other borrowings. . . . . . . . . . . . .                 71         (90)      161                   89           (61)      150
                                           -----------------  -----------  -------  --------------------  ------------  --------
      Total . . . . . . . . . . . . . . .              1,719          61     1,658                  893           (17)      910
                                           -----------------  -----------  -------  --------------------  ------------  --------

Changes in net interest income. . . . . .              2,360        (561)    2,921                1,323            (3)    1,326
                                           =================  ===========  =======  ====================  ============  ========
* Tax equivalent basis

     Taxable-equivalent net interest income was $26,639,000 for the first six months of 1998, compared to $24,279,000 for the same period in 1997, a 9.7% or $2,360,000 increase. This rise in taxable-equivalent net interest income was primarily due to a $2,921,000 increase related to volume, which was partially offset by a reduction in interest income, related to rate. Total taxable-equivalent interest income grew $4,079,000, primarily the result of the higher volumes in both the security and loan earning asset categories. Average year-to-date earning assets increased to $1,109,623,000 at June 30, 1998 from $993,036,000 at June 30, 1997, an 11.7% increase. This increase in earning assets was primarily due to the growth in loans, as a result of persistent sales efforts and new branch openings.

      Total interest expense grew $1,719,000 during the first six months of 1998, compared to the same period in 1997. This growth was principally the result of both higher rates and volumes associated with savings and time deposits. The volume of savings and time deposits grew 12.7% and 9.0%, respectively, compared to the first six months of 1997. The rise in other borrowings interest expense was due to an 8.8% increase in volume. This increase was partially offset by the lower rates experienced in other borrowings during the first six months of 1998, compared to 1997. The increase in deposit and other borrowing volumes was used to finance the earning asset growth. Other borrowings include federal funds purchased, Federal Home Loan Bank (FHLB) borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

      Taxable-equivalent net interest income of $13,500,000 was $1,322,000 or 10.9% higher in the second quarter of 1998, compared to $12,178,000 for the same period in 1997. Interest income grew $2,216,000 during the period, as a result of an increase in security and loan volumes. Second quarter average securities and loans grew 18.5% and 9.0%, respectively, compared to the second quarter of 1997. The increase in the interest income was partially offset by a $893,000 rise in interest expense. Increases in all deposit category volumes contributed to this increase in interest expense. Nonaccruing loans are included in the average balance yield calculations, but the average nonaccruing loans had no material effect on the results.

      The Banks actively manage their interest rate sensitivity positions.
The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Banks' Boards of Directors, is responsible for managing the rate sensitivity position. The Banks utilize three principal reports to measure interest rate risk: asset/liability simulation reports, gap analysis reports and net interest margin reports.

 NET  INTEREST  MARGIN
 ---------------------

     The net interest margin of 4.80% for the six month period ended June 30, 1998, decreased from the 4.89% net interest margin for the first six months of 1997. The yield on earning assets of 8.06% during the first six months of 1998 was lower than the 8.19% earned during the first six months of 1997. This drop in yield is primarily due to the lower rates experienced throughout the earning asset portfolio in 1998, compared to 1997. The 4.10% average interest rate paid on interest-bearing deposits and other borrowings during the first six months of 1998, decreased slightly from the 4.11% rate paid during the same period in 1997. The decrease in the rate is due generally to the lower rates paid on other borrowings. The net interest margin was 4.84% in both the second quarters of 1998 and 1997. The Banks have been able to effectively match assets and liabilities and maintain a consistent percentage of earning assets to total assets.

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

     For the first six months of 1998 the provision for loan losses was $1,070,000, compared to $1,130,000 for the same period in 1997. Net loans charged off were $462,000 for the six months ended June 30, 1998, compared to $636,000 for the six months ended June 30, 1997. The reduction in net loans charged off of $174,000 was primarily due to a reduction in consumer loans charged off. During 1997, management took steps to control the risk of consumer loans charged off by tightening credit standards and increasing the reserve for loan losses for consumer loans. The ratio of the allowance for loan losses to loans at June 30, 1998 was 1.60%, consistent with the December 31, 1997 and June 30, 1997 ratios of 1.61% and 1.59%, respectively.

Allowance  for  Loan  Losses
----------------------------

Transaction  in  the  allowance  for  loan  losses  are  as  follows:


                                                         1998             1997
                                                   ----------------  ---------------
Balance, Beginning of Year                             $11,925           $10,710
Provision charged to operating expenses                 1,070             1,130
Loans charged off                                       (675)             (777)
Recoveries                                               213               141
                                                   ----------------  ---------------
Balance, June 30                                       $12,533           $11,204
                                                   ================  ===============

Ratios: . . . . . . . . . . . . . . . . . . . . .  June  30, 1998    Dec. 31, 1997    June 30, 1997
-------------------------------------------------  ----------------  ---------------  --------------
Allowance for loan losses to nonperforming assets            287.6%           285.8%          178.2%
Nonperforming assets to total loans & net assets
acquired in foreclosure . . . . . . . . . . . . .             0.55%            0.56%           0.88%
Allowance for loan losses to total loans. . . . .             1.60%            1.61%           1.59%

The following table sets forth an allocation of the allowance for loan losses by loan category:


                           June 30, 1998
                           --------------
                                            Percent
                               Amount      of Loans
                           --------------  ---------
Commercial and industrial  $    2,409,000        29%
Installment and other . .       1,523,000        31%
Real estate . . . . . . .       1,274,000        33%
Lease financing . . . . .         249,000         7%
Unallocated . . . . . . .       7,078,000  N/A
                           --------------  ---------
  Total . . . . . . . . .  $   12,533,000       100%
                           ==============  =========

     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.55% of total loans and net assets acquired in foreclosure at June 30, 1998, compared to 0.56% at December 31, 1997 and 0.88% at June 30, 1997. The decline in this ratio from June 30, 1997 to June 30, 1998, is the result of the reduction of nonperforming assets in all nonperforming asset categories during this period. The ratio of the allowance for loan losses to non-performing assets was 287.6% at June 30, 1998 compared to 285.8% at December 31, 1997 and 178.2% at June 30, 1997.

     Nonaccruing loans at June 30, 1998 of $2,941,000, increased $320,000 from the December 31, 1997 level of $2,621,000, and decreased $1,276,000 from the June 30, 1997 level of $4,217,000. The increase from December 31, 1997 was primarily due to real estate loans. The $1,276,000 reduction in nonaccrual loans from June 30, 1997 to June 30, 1998, is primarily due to one loan that paid off during the third quarter of 1997.

     Net assets in foreclosure totaled $792,000 as of June 30, 1998, an increase of $339,000 from the December 31, 1997 balance of $453,000. During the first six months of 1998, transfers from loans to assets in foreclosure were $802,000, payments on foreclosed properties totaled $443,000 and write downs of assets in foreclosure equaled $20,000. The loans transferred to assets in foreclosure included mortgages of $243,000, commercial loans of $204,000 and leases of $355,000. The balance of net assets in foreclosure at June 30, 1997 was $1,032,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of June 30, 1998, there were three unrelated borrowers with troubled debt restructured loans totaling $624,000, compared with a balance of $1,012,000 as of December 31, 1997 and $1,037,000 at June 30, 1997. All three customers  were  complying  with  the  restructured  terms  as of June 30, 1998.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of June 30, 1998, loans past due 90 days or more and still accruing interest were $1,218,000, compared to $2,253,000 as of December 31, 1997 and $2,189,000 as of June 30, 1997. The $1,035,000 decrease in loans past due 90 days from December 31, 1997 to June 30, 1998 was primarily the result of a decrease in real estate loans past due 90 days.


The  following  information  concerns  impaired  loans:

Impaired Loans:                                       June 30, 1998   Dec. 31, 1997   June 30, 1997
                                                      --------------  --------------  --------------
          Restructured Loans . . . . . . . . . . . .  $      624,000  $    1,012,000  $    1,037,000
          Nonaccrual Loans . . . . . . . . . . . . .  $    1,335,000  $    1,429,000  $    3,011,000
                                                      --------------  --------------  --------------
                       Total Impaired Loans. . . . .  $    1,959,000  $    2,441,000  $    4,048,000
                                                      ==============  ==============  ==============

     Average year-to-date impaired loans:. . . . . .  $    2,251,000  $    3,538,000  $    4,089,000
                                                      ==============  ==============  ==============

     Impaired loans with specific loss allowances: .  $    1,959,486  $    2,441,000  $    4,048,000
                                                      ==============  ==============  ==============

     Loss allowances reserved on impaired loans: . .  $      219,000  $      341,000  $      533,000
                                                      ==============  ==============  ==============

    Year-to-date income recognized on impaired loans  $       37,000  $      135,000  $       75,000
                                                      ==============  ==============  ==============

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


OTHER  OPERATING  INCOME
------------------------



                                         Six Months Ended June 30,           Three Months Ended June 30,
                                       --------------------------          ----------------------------
                                             1998              1997               1998               1997
                                       ------------------------------------------------------------------
(Dollars in thousands)
Service charges . . . . . . . .  $                    1,525  $1,416  $                        769  $  730
Securities gains (losses), net.                         325     704                           119     676
Trust income. . . . . . . . . .                       1,001     738                           581     355
Other income. . . . . . . . . .                       1,183     658                           703     365
                                 --------------------------  ------  ----------------------------  ------
Total other operating income. .  $                    4,034  $3,516  $                      2,172  $2,126
                                 ==========================  ======  ============================  ======

     Other operating income for the first six months of 1998 increased $518,000, or 14.7%, from $3,516,000 at June 30, 1997 to $4,034,000 at June 30, 1998.
This rise in other operating income is the result of a $109,000 growth in service charges, a $263,000 rise in trust income and a $525,000 increase in other income. A $379,000 decrease in security gains partially offset these increases. The second quarter of 1998 other income of $2,172,000 was $46,000 or 2.2% higher than plan. Increases in service charges, trust income and other income were partially offset by a decrease in security gains.

     The $109,000, or 7.7% increase in service charges is primarily the result of a $55,000 rise in fees charged on deposit accounts and a $56,000 growth in check fees during this period. This growth was primarily the result of the 12.7% increase in average deposit transaction accounts, from the first half of 1997 to the first half in 1998. The 1998 second quarter service charge income of $769,000, increased $39,000, or 5.3% over the second quarter of 1997 service charge income.

     The Corporation recorded a net security gain of $325,000 in the first six months of 1998, compared to a $704,000 gain in the same period in 1997. The second quarter 1998 net security gain of $119,000 was lower than the $676,000 gain in the second quarter of 1997. The majority of the 1997 security gain is the result of the sale of equity securities held at HNC Financial
Company. From time to time, the Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the Trust and Financial Services Department increased $263,000 in the first six months of 1998, compared to the same period in 1997. This increase was the result of both an increase in the book value of trust assets of 19.4% from June 30, 1997 to June 30, 1998, and the Corporation's continuing emphasis on marketing the Trust and Financial Services Department's products and services. The second quarter of 1998 trust fees grew 63.7%, compared to the same period in 1997.

     Other  income  for the first six months of 1998 increase $525,000, or 79.8%, compared to the same period in 1997. The second quarter of 1998 other income was $338,000, or 92.6% higher than the second quarter of 1997.
These increases were primarily due to gains on the sale of residential mortgages. During the last half of 1997, the Banks entered into the strategy of increasing the booking and selling of residential mortgages. This strategy has resulted in the Banks recognizing gains of $294,000 in the first half of 1998 and $254,000 in the second quarter of 1998. The increases in other income were also due to higher automated teller machine fees and debit card fees earned by the Banks.

OTHER  OPERATING  EXPENSES
--------------------------

                                           Six Months Ended June 30,                         Three Months Ended June 30,
                                           --------------------------                        ---------------------------
                                           1998                      1997                        1998               1997
                                --------------------------  -----------------------  ----------------------------  ------
                                                                        (Dollars in thousands)
Salaries . . . . . . . . . . .  $                    6,558  $                 5,702  $                      3,349  $2,937
Employee benefits. . . . . . .                       2,166                    1,736                         1,042     871
Net occupancy expense. . . . .                       1,013                      957                           486     440
Equipment expense. . . . . . .                       1,540                    1,255                           799     652
Other expenses . . . . . . . .                       4,546                    4,087                         2,343   2,004
                                --------------------------  -----------------------  ----------------------------  ------
Total other operating expenses  $                   15,823  $                13,737  $                      8,019  $6,904
                                ==========================  =======================  ============================  ======

     Other operating expenses for the first six months of 1998 of $15,823,000 increased $2,086,000, or 15.2%, from $13,737,000 for the same period in 1997. The second quarter of 1998 other operating expenses grew 16.2%, compared to the second quarter of 1997. The rise in operating expenses was due to higher expenses related to four new branches opened after April 30, 1997, increases in equipment expenses and other expenses related to the overall growth of the Banks.

     Employee salaries increased $856,000, or 15.0% from $5,702,000 for the first six months of 1997 to $6,558,000 for the same period in 1998. Salaries grew $412,000, or 14.0% from the second quarter of 1997 to the second quarter of 1998. The year-to-date salary increase directly related to the staffing of the four new branches was $185,000, or 21.6% of the total salary increase. The second quarter increase resulting from the four new branches was $103,000, or 25.0% of the total salary increase. The remaining increase in salaries reflects cost of living increases, merit increases and additional staff necessitated by the planned growth of the Banks.

      Employee  benefits  of $2,166,000 expensed in the first six months of 1998, were $430,000, or 24.8% higher than the $1,736,000 of employee benefits expensed during the same period in 1997. Employee benefits grew $171,000, or 19.6% from the second quarter of 1997 to the second quarter of 1998. These increases were primarily the result of the impact of the four new branches, additions to the staff of the Banks and a change in the timing of expensing the profit sharing plan throughout the year.

     Net occupancy expense increased $56,000, or 5.9%, from $957,000 in the first six months of 1997 to $1,013,000 in the first six months of 1998. The occupancy expense in the second quarter of 1998 grew $46,000, or 10.5%, compared to the second quarter of 1997. The four new branches were responsible for the majority of the increase in occupancy expense. Equipment expense increased $285,000, or 22.7%, during the first six months of 1998, compared to the same period in 1997. The equipment expense grew $147,000, or 22.5%, during the second quarter of 1998, compared to 1997. The equipment expense related to the new branches for the first six months of 1998 and the second quarter of 1998 totaled $60,000 and $28,000, respectively. The remainder of this increase is due to both equipment depreciation and maintenance associated with planned increased technology capabilities used to manage the rise in volume related to the growth of the Corporation.

      Other expenses increased $459,000, or 11.2%, from $4,087,000 in the first six months of 1997, compared to $4,546,000 in other expenses recorded during the same period in 1998. The second quarter 1998 other expenses grew $339,000, or 16.9%, compared to the second quarter of 1997. This growth is the result of higher advertising and marketing expenses, expenses associated with the new branches and the overall growth of the Banks.

INCOME  TAXES
-------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

     Total assets grew $94,862,000, or 8.5%, from $1,116,254,000 at December 31,
1997 to $1,211,116,000 at June 30, 1998. This growth was the result of a rise in interest earning assets, which grew $94,787,000 to $1,154,170,000 at June 30, 1998, from $1,059,383,000 at December 31, 1997. During the first six months of 1998, investment securities, federal funds sold, and loans grew $47,427,000, $2,120,000, $45,687,000, respectively. Offsetting these increases was a
$447,000  decrease  in    interest  bearing  deposits.

     Total deposits rose $69,696,000, or 7.6% from $919,071,000 at December 31, 1997 to $988,767,000 at June 30, 1998. This growth was due to a $28,741,000 increase in money market accounts, a $20,735,000 rise in time deposits, a $8,787,000 increase in savings accounts and a $1,244,000 increase in interest-bearing checking accounts. Non-interest bearing deposits grew $10,189,000. Other borrowings increased $17,414,000 during the first six months of 1998, primarily the result of an increase in Federal Home Loan Bank borrowings. Other borrowings and deposits are used to fund loan and investment growth.

CAPITAL
-------

     Capital formation is important to the Corporation's well being and future growth. Capital for the period ending June 30, 1998 was $116,102,000, an increase of $6,310,000 over the end of 1997. The increase is primarily the result of the retention of the Corporation's earnings and from the adjustment for the net unrealized gains (losses) on the investment securities available for sale. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.


                                                          Tier 1 Capital to Risk-           Total Capital to Risk-
                                 Leverage Ratio            Weighted Assets Ratio             Weighted Asset Ratio
                                  June 30, 1998                 June 30,1998                     June 30, 1998
                                 ---------------          ------------------------          -----------------------
                                     Amount       Ratio            Amount           Ratio           Amount           Ratio
                                 ---------------  ------  ------------------------  ------  -----------------------  ------
Entity:
Corporation . . . . . . . . . .  $       109,327   9.24%  $                109,327  13.14%  $               119,266  14.40%
Subsidiary Banks:
Harleysville National Bank. . .           77,639   8.48                     77,639  11.75                    85,921  13.01
Citizens National Bank. . . . .           21,291  12.35                     21,291  20.24                    22,607  21.49
Security National Bank. . . . .            6,449   7.45                      6,449   9.96                     7,260  11.21
"Well Capitalized" institution
 (under FDIC regulations)                          5.00                              6.00                            10.00


                                 December 31, 1997           December 31,1997           December 31, 1997
                                 ------------------          -----------------          ------------------
                                       Amount        Ratio        Amount        Ratio         Amount        Ratio
                                 ------------------  ------  -----------------  ------  ------------------  ------
Entity:
Corporation . . . . . . . . . .  $          103,600   9.36%  $         103,600  13.42%  $          113,276  14.68%
Subsidiary Banks:
Harleysville National Bank. . .              72,965   8.42              72,965  11.71               80,778  12.96
Citizens National Bank. . . . .              20,811  13.00              20,811  22.49               21,971  23.74
Security National Bank. . . . .               6,188   8.20               6,188  11.13                6,884  12.39
"Well Capitalized" institution
 (under FDIC regulations)                             5.00                       6.00                       10.00

     The Corporation's capital ratios exceed regulatory requirements. Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 10.40% at June 30, 1998, compared with 10.65% at December 31, 1997. Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 1998, the Corporation's Tier 1 risk-adjusted capital ratio was 13.14%, and the total risk-adjusted capital ratio was 14.40%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at June 30, 1998.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 9.24% at June 30, 1998 and 9.36% at December 31, 1997.

     The year-to-date June 30, 1998 cash dividend per share of $.48 was 14.3% higher than the cash dividend for the same period in 1997 of $.42. The dividend payout ratio for the first six months of 1998 was 38.44%, compared to 38.23% for the twelve month period ended December 31, 1997. On June 30, 1997, the Corporation paid a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held), to shareholders of record June 13, 1997. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first six months of 1998.

LIQUIDITY
---------

     Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $16,315,000 during the first six months of 1998 and securities available for sale averaged $285,653,000 during the first six months of 1998, more than sufficient to meet normal fluctuations in loan demand or deposit funding. Backup sources of liquidity are provided by federal fund lines of credit established with correspondent banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the FHLB of Pittsburgh, of which the Banks are members. Unused lines of credit at the FHLB of Pittsburgh were $173,499,000, as of June 30, 1998.

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

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Banks. It cannot be predicted whether such legislation will be enacted or, if enacted, how such legislation would affect the business of the Corporation and the Banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Banks' business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes that the affect of the provisions of the aforementioned legislation on liquidity, capital resources and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

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

     The Corporation has conducted a comprehensive review of it computer systems to identify any system that could be affected by the Year 2000 issue and has developed an implementation plan to resolve any problems. Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Corporation expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 date change. The Corporation believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operations problem for the Corporation. The Corporation has taken steps to communicate with unrelated parties with whom it deals to coordinate Year 2000 compliance. The cost of addressing Year 2000 issues is not considered material and will be expensed, as incurred, in compliance with GAAP.

     Finally,  the  Bank  has  communicated with its commercial borrowers.
These borrowers pose a credit risk to the Bank if they are not Year 2000 compliant and their businesses are disrupted. Responses from commercial borrowers are being evaluated presently.

     As the Year 2000 approaches, regulation of the Corporation and the Bank with respect to completing Year 2000 modifications is likely to increase. A brief discussion of the most recent federal banking agency pronouncements that affect the Corporation and/or the Banks follows.

     In December 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement. The statement indicates that senior management and the board of directors should be actively involved in managing the Corporation's and the Bank's Year 2000 compliance efforts. The statement also recommended that institutions obtain Year 2000 compliance certification from vendors followed by comprehensive internal testing. In addition, contingency plans should be developed for all vendors that service mission critical applications, which are applications vital to the successful continuance of a core business activity.

     The OCC issued an advisory indicating that Year 2000 preparedness will be factored into reviews of de novo charters, conversions, business combinations and establishment of federal branches and agencies as well as hardware and software systems integration issues related to business combinations.

     In addition, the OCC recently issued an advisory providing guidance in key milestones and testing methods for institutions to use to prepare their systems and applications for the Year 2000. Institutions should develop and implement written testing strategies and plan to test both internal and external systems. In May 1998, the FFIEC issued two interagency statements with regards to Year 2000 readiness. The first statement provided guidance for institutions to design its Year 2000 contingency plan to mitigate the risks associated with the institutions failure to become Year 2000 compliant or the failure of mission critical systems at specific dates. The second statement provides suggestions for developing a customer awareness program and identifies issues that financial institutions should be prepared to discuss with customers.

    BRANCHING
    ---------

     The Corporation currently plans to open at least two new branches within the next nine months. Harleysville National Bank is pursuing a location in Royersford, and Security National Bank plans to open a branch in Amity Township. These new branch sites are contiguous to our current service area and were chosen to expand the Banks' market area and market share of loans and deposits.

    ACQUISITION
    -----------

     On July 28, 1998, the Corporation entered into a definitive Agreement and Plan of Reorganization to acquire Northern Lehigh Bancorp, Inc., parent company of Citizens National Bank of Slatington. Under the terms of the merger, accounted for as a pooling of interest, Northern Lehigh Bancorp shareholders will receive 3.57 shares of Harleysville National Corporation common stock for each share of Northern Lehigh Bancorp stock. The transaction is subject to obtaining regulatory and shareholder approval and, therefore, the final closing is not expected until late 1998.

PAGE 18
                          PART II.    OTHER INFORMATION

Item 1.  Legal  Proceedings.
----------------------------

     Management, based upon discussions with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries - Harleysville National Bank and Trust Company, The Citizens National Bank of Lansford, Security National Bank and HNC Financial Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and its subsidiaries by government authorities.

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

             None.

Item 5.  Other Information.
---------------------------

             None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

            (a)  Exhibits:
                  The following exhibit is being filed as part of this Report:

                  Exhibit No.                  Description
                  -----------                  -----------
                      27           Financial Data Schedule as of June 30, 1998

           (b)  Reports  on  Form  8-K:

      On August 4, 1998, a Form 8-K was filed by the Registrant reporting that effective July 28, 1998, the registrant signed a definitive Agreement and Plan of Reorganization to acquire Northern Lehigh Bancorp, Inc. ("NLBI"), located in Slatington, Pennsylvania. NLBI is the Parent company of Citizens National Bank of Slatington. The transaction is subject to obtaining regulatory and shareholder approval and, therefore, the final closing is not expected until late 1998.

      Under the terms of the merger, NLBI Shareholders will receive 3.57 shares of Harleysville National Corporation common stock, for each share of NLBI stock.

      The acquisition will be effected by the merger of Harleysville National Corporation North, Inc., a bank holding company and wholly-owned subsidiary of Harleysville National Corporation ("HNC"), with NLBI. The
Citizens National Bank of Lansford, a national banking association and a wholly-owned subsidiary of HNC, will merge with Citizens National Bank of Slatington, under the name Citizens National Bank.

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




                          HARLEYSVILLE  NATIONAL  CORPORATION




                           ________________________________
                           Walter E. Daller, Jr., President
                           and Chief Executive Officer
                           (Principal executive officer)




                          _______________________________
                          Vernon L. Hunsberger, Treasurer
                          (Principal financial and accounting officer)




Date:    August  13,  1998

PAGE 20