Form 10-Q
period 1998-09-30
HARLEYSVILLE NATIONAL CORP
filed 1998-11-05
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark  One)

[X]          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                              SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September  30,  1998.
                                    --------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,037,814 shares of Common
Stock,  $1.00  par  value,  outstanding  on  October  31,  1998.

                HARLEYSVILLE  NATIONAL  CORPORATION

                   INDEX  TO  FORM  10-Q  REPORT

                                                                          PAGE
                                                                          ----
Part  I.    Financial  Information

    Item  1.  Financial  Statements:

        Consolidated Balance Sheets - September 30, 1998 and
           December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .   3

        Consolidated  Statements  of  Income  -  Nine  Months
           and Three Months Ended September 30, 1998 and 1997 . . . . . . .  4

        Consolidated  Statements  of  Cash  Flows  -  Nine
           Months Ended September 30, 1998 and 1997  . . . . . . . . . . .   5

        Notes to Consolidated Financial Statements . . . . . . . . . . . .   6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . .  8

   Item 3. Quantitative and Qualitative Disclosure about Market Risk . . .  19

Part II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  20

   Item 2.  Change in Securities . . . . . . . . . . . . . . . . . . . . .  20

   Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .   20

   Item 4.  Submission of Matters to a Vote of Security Holders . . . . .   20

   Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .   20

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

PART  1.    FINANCIAL  INFORMATION
           HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                   CONSOLIDATED  BALANCE  SHEETS


                                                                           (Unaudited)            (Audited)
(Dollars in thousands)                                                  September 30, 1998    December 31, 1997
                                                                       --------------------  -------------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . .  $            33,457   $           38,471
Federal Funds sold. . . . . . . . . . . . . . . . . . . . . . . . . .               13,250               11,050
                                                                       --------------------  -------------------
    Total cash and cash equivalents . . . . . . . . . . . . . . . . .               46,707               49,521
                                                                       --------------------  -------------------
Interest-bearing deposits in banks. . . . . . . . . . . . . . . . . .                2,875                5,574
Investment securities available for sale. . . . . . . . . . . . . . .              351,067              257,068
Investment securities held to maturity
 (market value $31,911 and $47,354, respectively) . . . . . . . . . .               31,118               46,238
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              810,485              743,608
Less: Unearned income . . . . . . . . . . . . . . . . . . . . . . . .               (2,443)              (4,155)
         Allowance for loan losses. . . . . . . . . . . . . . . . . .              (12,738)             (11,925)
                                                                       --------------------  -------------------
             Net loans. . . . . . . . . . . . . . . . . . . . . . . .              795,304              727,528
                                                                       --------------------  -------------------
Bank premises and equipment, net. . . . . . . . . . . . . . . . . . .               18,563               17,934
Accrued income receivable . . . . . . . . . . . . . . . . . . . . . .                8,995                7,719
Other real estate owned . . . . . . . . . . . . . . . . . . . . . . .                  595                  453
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . .                1,933                1,851
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,462                2,368
                                                                       --------------------  -------------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $         1,260,619   $        1,116,254
                                                                       ====================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . . .  $           153,085   $          152,621
   Interest-bearing:
     Checking accounts. . . . . . . . . . . . . . . . . . . . . . . .              112,514              108,954
     Money market accounts. . . . . . . . . . . . . . . . . . . . . .              208,566              180,949
     Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              115,132              108,199
     Time, under $100,000 . . . . . . . . . . . . . . . . . . . . . .              304,071              299,794
     Time, $100,000 or greater. . . . . . . . . . . . . . . . . . . .               97,235               68,554
                                                                       --------------------  -------------------
          Total deposits. . . . . . . . . . . . . . . . . . . . . . .              990,603              919,071
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .               13,808               14,388
U.S. Treasury demand notes. . . . . . . . . . . . . . . . . . . . . .                1,863                2,150
Federal funds purchased . . . . . . . . . . . . . . . . . . . . . . .               14,600               13,700
Federal Home Loan Bank (FHLB) borrowings. . . . . . . . . . . . . . .               55,000               17,000
Securities sold under agreements to repurchase. . . . . . . . . . . .               51,176               31,288
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .               12,900                8,865
                                                                       --------------------  -------------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . .            1,139,950            1,006,462

                                                                       --------------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued . . . . . . . . . . .                    -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 7,037,814 shares in 1998 and
       7,020,211 shares in 1997 . . . . . . . . . . . . . . . . . . .                7,038                7,020
    Additional paid in capital. . . . . . . . . . . . . . . . . . . .               49,641               49,305
    Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . .               57,706               48,988
    Net unrealized gains on investment securities available for sale.                6,284                4,479
                                                                       --------------------  -------------------
          Total shareholders' equity. . . . . . . . . . . . . . . . .              120,669              109,792
                                                                       --------------------  -------------------
          Total liabilities and shareholders' equity. . . . . . . . .  $         1,260,619   $        1,116,254
                                                                       ====================  ===================

See accompanying notes to consolidated financial statements.

         HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
               CONSOLIDATED  STATEMENTS  OF  INCOME


                                                                                    (Unaudited)
                                                                Nine months ended               Three months Ended
                                                                  September 30,                    September 30,
                                                               -------------------              -------------------

(Dollars in thousands except weighted average number
 of common shares and per share information). . . . . . . . .                 1998        1997                 1998        1997
                                                               -------------------  ----------  -------------------  ----------
INTEREST INCOME:
Loans, including fees . . . . . . . . . . . . . . . . . . . .  $            45,152  $   41,939  $            15,340  $   14,332
Lease financing . . . . . . . . . . . . . . . . . . . . . . .                3,669       3,376                1,299       1,139
Investment securities:
   Taxable. . . . . . . . . . . . . . . . . . . . . . . . . .                9,559       9,294                3,268       3,038
   Exempt from federal taxes. . . . . . . . . . . . . . . . .                5,454       3,917                1,997       1,417
Federal funds sold. . . . . . . . . . . . . . . . . . . . . .                  701         781                  248         465
Deposits in banks . . . . . . . . . . . . . . . . . . . . . .                  185         309                   30          91
                                                               -------------------  ----------  -------------------  ----------
      Total interest income . . . . . . . . . . . . . . . . .               64,720      59,616               22,182      20,482
                                                               -------------------  ----------  -------------------  ----------

INTEREST EXPENSE:
Savings deposits. . . . . . . . . . . . . . . . . . . . . . .                8,661       7,436                3,036       2,585
Time, under $100,000. . . . . . . . . . . . . . . . . . . . .               12,558      12,332                4,239       4,182
Time, $100,000 or greater . . . . . . . . . . . . . . . . . .                3,422       2,421                1,276         980
Borrowed funds. . . . . . . . . . . . . . . . . . . . . . . .                3,081       2,859                1,091         940
                                                               -------------------  ----------  -------------------  ----------
      Total interest expense. . . . . . . . . . . . . . . . .               27,722      25,048                9,642       8,687
                                                               -------------------  ----------  -------------------  ----------
      Net interest income . . . . . . . . . . . . . . . . . .               36,998      34,568               12,540      11,795
Provision for loan losses . . . . . . . . . . . . . . . . . .                1,605       1,670                  535         540
                                                               -------------------  ----------  -------------------  ----------
      Net interest income after provision for loan losses . .               35,393      32,898               12,005      11,255
                                                               -------------------  ----------  -------------------  ----------
OTHER OPERATING INCOME:
Service charges . . . . . . . . . . . . . . . . . . . . . . .                2,354       2,122                  828         706
Security gains, net . . . . . . . . . . . . . . . . . . . . .                  899       1,134                  574         430
Trust income. . . . . . . . . . . . . . . . . . . . . . . . .                1,520       1,107                  519         369
Other Income. . . . . . . . . . . . . . . . . . . . . . . . .                2,156         804                  974         146
                                                               -------------------  ----------  -------------------  ----------
      Total other operating income. . . . . . . . . . . . . .                6,929       5,167                2,895       1,651
                                                               -------------------  ----------  -------------------  ----------
      Net interest income after provision for loan losses
         and other operating income . . . . . . . . . . . . .               42,322      38,065               14,900      12,906
                                                               -------------------  ----------  -------------------  ----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits . . . . . . . . . . . .               13,063      11,349                4,339       3,911
Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . .                1,576       1,467                  563         511
Furniture and equipment . . . . . . . . . . . . . . . . . . .                2,432       1,976                  893         721
Other expenses. . . . . . . . . . . . . . . . . . . . . . . .                6,693       6,094                2,146       2,006
                                                               -------------------  ----------  -------------------  ----------
      Total other operating expenses. . . . . . . . . . . . .               23,764      20,886                7,941       7,149
                                                               -------------------  ----------  -------------------  ----------
      Income before income taxes. . . . . . . . . . . . . . .               18,558      17,179                6,959       5,757
Income tax expense. . . . . . . . . . . . . . . . . . . . . .                4,709       4,651                1,885       1,513
                                                               -------------------  ----------  -------------------  ----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $            13,849  $   12,528  $             5,074  $    4,244
                                                               ===================  ==========  ===================  ==========

Weighted average number of common shares:
      Basic . . . . . . . . . . . . . . . . . . . . . . . . .            7,026,556   7,000,120            7,031,654   7,011,000
                                                               ===================  ==========  ===================  ==========
      Diluted . . . . . . . . . . . . . . . . . . . . . . . .            7,027,038   7,006,084            7,031,863   7,019,406
                                                               ===================  ==========  ===================  ==========
Net income per share information:
      Basic . . . . . . . . . . . . . . . . . . . . . . . . .  $              1.97  $     1.79  $              0.72  $     0.61
                                                               ===================  ==========  ===================  ==========
      Diluted . . . . . . . . . . . . . . . . . . . . . . . .  $              1.97  $     1.79  $              0.72  $     0.61
                                                               ===================  ==========  ===================  ==========

Cash dividends per share. . . . . . . . . . . . . . . . . . .  $              0.73  $     0.65  $              0.25  $     0.23
                                                               ===================  ==========  ===================  ==========
See accompanying notes to consolidated financial statements.

PAGE 4


              HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                (Unaudited)


(Dollars in thousands)                                                                 Nine Months Ended Sept. 30,
OPERATING ACTIVITIES:. . . . . . . . . . . . . . . . . . . . . . . . . . .                          1998       1997
                                                                            -----------------------------  ---------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                     13,849   $ 12,528
  Adjustments to reconcile net income to
   Net cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .                         1,605      1,670
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .                         1,456      1,172
    Net amortization of investment
      Securities discount/premiums . . . . . . . . . . . . . . . . . . . .                           297        186
    Net realized security gain . . . . . . . . . . . . . . . . . . . . . .                          (899)    (1,134)
    Increase in accrued income receivable. . . . . . . . . . . . . . . . .                        (1,276)    (1,090)
    (Decrease) increase in accrued interest payable. . . . . . . . . . . .                          (580)       491
    Net increase in other assets . . . . . . . . . . . . . . . . . . . . .                        (1,094)      (806)
    Net increase in other liabilities. . . . . . . . . . . . . . . . . . .                         3,061      1,279
    Decrease in unearned income. . . . . . . . . . . . . . . . . . . . . .                        (1,713)    (2,532)
    Write-down of other real estate owned. . . . . . . . . . . . . . . . .                            28          4
    Increase in intangible assets. . . . . . . . . . . . . . . . . . . . .                           (82)      (153)
                                                                            -----------------------------  ---------
       Net cash provided by operating activities . . . . . . . . . . . . .                        14,652     11,615
                                                                            -----------------------------  ---------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale. . . . .                        40,572     29,047
  Proceeds, maturity or calls of investment securities held to maturity. .                        15,060     12,904
  Proceeds, maturity or calls of investment securities available for sale.                        18,922     16,947
  Purchases of investment securities held to maturity. . . . . . . . . . .                             -     (1,001)
  Purchases of investment securities available for sale. . . . . . . . . .                      (150,051)   (88,045)
  Net decrease (increase) in interest-bearing deposits in banks. . . . . .                         2,699       (756)
  Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . .                       (68,595)   (38,764)
  Net increase in premises and equipment . . . . . . . . . . . . . . . . .                        (2,084)    (3,684)
  Proceeds from sales of other real estate . . . . . . . . . . . . . . . .                           755      1,074
                                                                            -----------------------------  ---------
       Net cash used in investing activities . . . . . . . . . . . . . . .                      (142,722)   (72,278)
                                                                            -----------------------------  ---------
FINANCING ACTIVITIES:
  Net increase in deposits . . . . . . . . . . . . . . . . . . . . . . . .                        71,532     48,983
  Decrease in U.S. Treasury demand notes . . . . . . . . . . . . . . . . .                          (287)      (556)
  Increase in federal funds purchased. . . . . . . . . . . . . . . . . . .                           900     14,000
  Increase (decrease) in FHLB borrowings . . . . . . . . . . . . . . . . .                        38,000     (8,000)
  Increase in securities sold under agreement. . . . . . . . . . . . . . .                        19,888      6,288
  Cash dividends & fractional shares . . . . . . . . . . . . . . . . . . .                        (5,131)    (4,545)
  Dividend reinvestment. . . . . . . . . . . . . . . . . . . . . . . . . .                             -        (17)
  Stock awards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             5          -
  Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           349        217
                                                                            -----------------------------  ---------
    Net cash provided by financing activities. . . . . . . . . . . . . . .                       125,256     56,370

                                                                            -----------------------------  ---------
Increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . .                        (2,814)    (4,293)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .                        49,521     45,407
                                                                            -----------------------------  ---------
Cash and cash equivalents at end of the period . . . . . . . . . . . . . .  $                     46,707   $ 41,114
                                                                            =============================  =========
  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                     28,303   $ 24,557
                                                                            =============================  =========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned. . . . . .  $                        925   $    820
                                                                            =============================  =========

See accompanying notes to consolidated financial statements.

PAGE 5
          HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), The Citizens National Bank of Lansford ("Citizens"), Security National Bank ("Security") (collectively, the "Banks") and HNC Financial Company
- as of September 30, 1998, the results of its operations for nine and three month periods ended September 30, 1998 and 1997 and the cash flows for the nine month periods ended September 30, 1998 and 1997. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's 1997 annual report.

The results of operations for the nine and three month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 7 - On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Subsequent to the adoption date, all prior-period amounts are required to be restated to conform to the provision of SFAS No. 130. Comprehensive income for the first nine months of 1998 was $15,654,000, compared to $13,627,000 for the first nine months of 1997. The adoption of SFAS No. 130 did not have a material impact on the Corporation's financial position or results of operation.

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

NOTE 11 - On July 28, 1998, the Corporation entered into a definitive Agreement and Plan of Reorganization to acquire Northern Lehigh Bancorp, Inc., parent company of Citizens National Bank of Slatington. Under the terms of the merger, accounted for as a pooling of interest, Northern Lehigh Bancorp, Inc. shareholders will receive 3.57 shares of Harleysville National Corporation common stock for each share of Northern Lehigh Bancorp stock. The transaction is subject to obtaining regulatory and shareholder approval and, therefore, the final closing is not expected until early 1999.

ITEM  2.
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

     Consolidated net income for the first nine months of 1998 was $13,849,000, an increase of $1,321,000, or 10.5%, over the first nine months of 1997 net income of $12,528,000. Basic and diluted earnings per share at $1.97 were up 10.1% from $1.79 in the comparable period last year. Consolidated net income for the third quarter of 1998 was $5,074,000, an increase of $830,000, or 19.6%, over the third quarter of 1997 net income of $4,244,000. Basic and diluted earnings per share for the third quarter of 1998 of $0.72 increased 18.0%, over the third quarter of 1997 basic and diluted earnings per share of $0.61.

     The  increase  in net income during the first nine months of 1998, compared to the same period in 1997, is the result of both higher net interest income and other operating income, partially offset by higher other operating expenses. A lower income tax rate associated with a higher level of nontaxable income, also contributed to the gain in net income. Net interest income grew $2,430,000, primarily as a result of a 12.1% rise in average earning assets. Other operating income rose $1,762,000, due to higher trust fees, a rise in service charges on deposit accounts, gains on the sale of mortgages and increased ATM and debit card fees. Offsetting these increases was a rise in other operating expenses, primarily related to the overall growth in the Banks.

     For the nine months ended September 30, 1998, the annualized return on average shareholders' equity and the annualized return on average assets were 16.08% and 1.56%, respectively. For the same period in 1997, the annualized return on average shareholders' equity was 16.35% and the annualized return on average assets was 1.57%. For the three months ended September 30, 1998, the annualized return on average shareholders' equity and the annualized return on average assets were 17.25% and 1.66%, respectively. For the same period in 1997, the annualized return on average shareholders' equity was 16.08% and the annualized return on average assets was 1.55%.

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

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------

     Net interest income for the first nine months of 1998 of $36,998,000 increased $2,430,000, or 7.0%, over the first nine months of 1997 net interest income of $34,568,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first nine months of 1998, compared to the same period in 1997. The increase in interest income was partially offset by a rise in interest expense, primarily the result of higher volumes. The third quarter 1998 net interest income rose 6.3%, compared to the same period in 1997. This rise was primarily the result of the interest income generated by an increase in earning assets, partially offset by higher interest expense related to higher deposit volumes.

     The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the nine months ended September 30, 1998 over September 30, 1997 and the three months ended September 30, 1998 over September 30, 1997 by their rate and volume components.


                                            Nine Months Ended                            Three Months Ended
                                            September 30, 1998                           September 30, 1998
                                                Over/Under                                   Over/Under
                                            September 30, 1997                           September 30, 1997

                                                  Total          Caused by:                    Total          Caused by:
                                                                 -----------                                  -----------
                                                 Variance           Rate       Volume         Variance           Rate
                                           --------------------  -----------  --------  --------------------  -----------
Interest Income:
-----------------------------------------
Securities *. . . . . . . . . . . . . . .  $             2,629        ($320)  $ 2,949   $             1,122         ($18)
Money market instruments. . . . . . . . .                 (204)         (60)     (144)                 (278)         (38)
Loans * . . . . . . . . . . . . . . . . .                3,681         (818)    4,499                 1,178         (509)
                                           --------------------  -----------  --------  --------------------  -----------
     Total. . . . . . . . . . . . . . . .                6,106       (1,198)    7,304                 2,022         (565)
                                           --------------------  -----------  --------  --------------------  -----------

Interest Expense:
-----------------------------------------
Savings deposits. . . . . . . . . . . . .                1,229          217     1,012                   451           76
Time deposits and certificates of deposit                1,230          (28)    1,258                   353          (40)
Other borrowings. . . . . . . . . . . . .                  223         (128)      351                   151          (38)
                                           --------------------  -----------  --------  --------------------  -----------
      Total . . . . . . . . . . . . . . .                2,682           61     2,621                   955           (2)
                                           --------------------  -----------  --------  --------------------  -----------

Changes in net interest income. . . . . .                3,424       (1,259)    4,683                 1,067         (563)
                                           ====================  ===========  ========  ====================  ===========
* Tax equivalent basis

                                            Volume
                                           --------
Interest Income:
-----------------------------------------
Securities *. . . . . . . . . . . . . . .  $ 1,140
Money market instruments. . . . . . . . .     (240)
Loans * . . . . . . . . . . . . . . . . .    1,687
                                           --------
     Total. . . . . . . . . . . . . . . .    2,587
                                           --------

Interest Expense:
-----------------------------------------
Savings deposits. . . . . . . . . . . . .      375
Time deposits and certificates of deposit      393
Other borrowings. . . . . . . . . . . . .      189
                                           --------
      Total . . . . . . . . . . . . . . .      957
                                           --------

Changes in net interest income. . . . . .    1,630
                                           ========
* Tax equivalent basis

     Taxable-equivalent net interest income was $40,368,000 for the first nine months of 1998, compared to $36,944,000 for the same period in 1997, a 9.3% or $3,424,000 increase. This rise in taxable-equivalent net interest income was primarily due to a $4,683,000 increase related to volume, which was partially offset by a reduction in interest income, related to rate. Total taxable-equivalent interest income grew $6,106,000, primarily the result of the higher volumes in both the security and loan earning asset categories. Average year-to-date earning assets increased to $1,131,082,000 at September 30, 1998 from $1,008,643,000 at September 30, 1997, a 12.1% increase. This increase in earning assets was primarily due to the growth in loans, as a result of persistent sales efforts and new branch openings.

      Total interest expense grew $2,682,000 during the first nine months of 1998, compared to the same period in 1997. This growth was principally the result of higher volumes associated with savings and time deposits. The volume of average savings and time deposits grew 13.2% and 8.5%, respectively, compared to the first nine months of 1997. The rise in other borrowings interest expense was due to a 12.8% increase in volume. This increase was partially offset by the lower rates experienced in other borrowings during the first nine months of 1998, compared to 1997. The increase in deposit and other borrowing volumes was used to finance the earning asset growth. Other borrowings include federal funds purchased, Federal Home Loan Bank (FHLB) borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

      Taxable-equivalent net interest income of $13,734,000 was $1,066,000 or 8.4% higher in the third quarter of 1998, compared to $12,668,000 for the same period in 1997. Interest income grew $2,022,000 during the period, as a result of an increase in security and loan volumes. Third quarter average securities and loans grew 21.9% and 11.2%, respectively, compared to the third quarter of 1997. The increase in the interest income was partially offset by a $955,000 rise in interest expense. Increases in all deposit category volumes contributed to this increase in interest expense. Nonaccruing loans are included in the average balance yield calculations, but the average nonaccruing loans had no material effect on the results.

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

NET  INTEREST  MARGIN
---------------------

     The net interest margin of 4.75% for the nine-month period ended September 30, 1998, decreased from the 4.88% net interest margin for the first nine months of 1997. The yield on earning assets of 8.03% during the first nine months of 1998 was lower than the 8.20% earned during the first nine months of 1997. This drop in yield is primarily due to the lower rates experienced throughout the earning asset portfolio in 1998, compared to 1997. The average interest rate paid on interest-bearing deposits and other borrowings of 4.14% was the same during the first nine months of 1998 and 1997. The net interest margin was 4.72% in the third quarter of 1998, a .15% decrease from the 4.87% net interest margin recorded in the third quarter of 1997. This decrease was the result of a lower yield on earning assets during the third quarter of 1998, compared to the third quarter of 1997. The Banks have been able to effectively match assets and liabilities and maintain a consistent percentage of earning assets to total assets.

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

     For the first nine months of 1998 the provision for loan losses was $1,605,000, compared to $1,670,000 for the same period in 1997. Net loans charged off was $792,000 for the nine months ended September 30, 1998, compared
to $691,000 for the nine months ended September 30, 1997.   The increase in
net loans charged  off  of  $101,000  was primarily due to an increase in
commercial loans charged  off.   The ratio of the allowance for loan losses
to loans at September 30, 1998 was 1.58%, consistent with the December 31, 1997 and September 30, 1997 ratios of 1.61% and 1.62%, respectively.

Allowance  for  Loan  Losses
----------------------------
    Transaction  in  the  allowance  for  loan  losses  are  as  follows:



                                                         1998              1997
                                                   -----------------  ---------------
Balance, Beginning of Year                           $11,925,000       $10,710,000
Provision charged to operating expenses                1,605,000         1,670,000
Loans charged off                                     (1,041,000)       (1,058,000)
Recoveries                                               249,000           367,000
                                                   -----------------  ---------------
Balance, September 30                                 12,738,000        11,689,000
                                                   =================  ===============

Ratios: . . . . . . . . . . . . . . . . . . . . .  Sept.  30, 1998    Dec. 31, 1997    Sept.  30, 1997
-------------------------------------------------  -----------------  ---------------  ----------------
Allowance for loan losses to nonperforming assets             274.2%           285.8%            255.7%
Nonperforming assets to total loans & net assets
acquired in foreclosure . . . . . . . . . . . . .              0.57%            0.56%             0.63%
Allowance for loan losses to total loans. . . . .              1.58%            1.61%             1.62%


The following table sets forth an allocation of the allowance for loan losses by loan category:


                           September 30, 1998
                           -------------------
                                                 Percent
                                 Amount         of Loans
                           -------------------  ---------
Commercial and industrial  $         2,544,000        27%
Installment and other . .            1,444,000        30%
Real estate . . . . . . .            1,192,000        35%
Lease financing . . . . .              202,000         8%
Unallocated . . . . . . .            7,356,000  N/A
                           -------------------  ---------
  Total . . . . . . . . .  $        12,738,000       100%
                           ===================  =========

     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.57% of total loans and net assets acquired in foreclosure at September 30, 1998, compared to 0.56% at December 31, 1997 and 0.63% at September 30, 1997. The decline in this ratio from September 30, 1997 to September 30, 1998 is the result of a reduction in both net assets in foreclosure and troubled restructured loans, partially offset by an increase in nonaccruing loans. The ratio of the allowance for loan losses to non-performing assets was 274.2% at September 30, 1998 compared to 285.8% at December 31, 1997 and 255.7% at September 30, 1997.

     Nonaccruing loans at September 30, 1998 of $3,438,000, increased $817,000 from the December 31, 1997 level of $2,621,000, and increased $605,000 from the September 30, 1997 level of $2,833,000. The increase during both of these periods was primarily due to real estate loans.

     Net assets in foreclosure totaled $595,000 as of September 30, 1998, an increase of $142,000 from the December 31, 1997 balance of $453,000. During the first nine months of 1998, transfers from loans to assets in foreclosure were $925,000, payments on foreclosed properties totaled $755,000 and write-downs of assets in foreclosure equaled $28,000. The loans transferred to assets in foreclosure included mortgages of $243,000, commercial loans of $282,000 and leases of $400,000. The balance of net assets in foreclosure at September 30, 1997 was $714,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of September 30, 1998, there were three unrelated borrowers with troubled debt restructured loans totaling $612,000, compared with a balance of $1,012,000 as of December 31, 1997 and $1,024,000 at September 30, 1997. All
three customers were complying with the restructured terms as of September 30, 1998.

     Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. As of September 30, 1998, loans past due 90 days or more and still accruing interest were $625,000, compared to $2,253,000 as of December 31, 1997 and $1,969,000 as of September 30, 1997. The $1,628,000 decrease in loans past due 90 days from December 31, 1997 to September 30, 1998 was primarily the result of a decrease in real estate loans past due 90 days.

The  following  information  concerns  impaired  loans:


Impaired Loans:                                       Sept. 30, 1998   Dec. 31, 1997   Sept. 30, 1997
                                                      ---------------  --------------  ---------------
          Restructured Loans . . . . . . . . . . . .  $       612,000  $    1,012,000  $     1,025,000
          Nonaccrual Loans . . . . . . . . . . . . .  $     1,743,000  $    1,429,000  $     1,470,000
                                                      ---------------  --------------  ---------------
                       Total Impaired Loans. . . . .  $     2,355,000  $    2,441,000  $     2,495,000
                                                      ===============  ==============  ===============

     Average year-to-date impaired loans:. . . . . .  $     2,200,000  $    3,538,000  $     3,917,000
                                                      ===============  ==============  ===============

     Impaired loans with specific loss allowances: .  $     2,355,000  $    2,441,000  $     2,495,000
                                                      ===============  ==============  ===============

     Loss allowances reserved on impaired loans: . .  $       335,000  $      341,000  $       348,000
                                                      ===============  ==============  ===============

    Year-to-date income recognized on impaired loans  $        49,000  $      135,000  $       110,000
                                                      ===============  ==============  ===============

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


OTHER  OPERATING  INCOME
------------------------

                                                                                      Nine Months Ended September 30,
                                                                                      --------------------------------
                                                                                              1998                 1997
                                                                                --------------------------------  ------
                                                                                       (Dollars in thousands)
Service charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                          2,354  $2,122
Securities gains (losses), net . . . . . . . . . . . . . . . . . . . . . . . .                               899   1,134
Trust income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             1,520   1,107
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             2,156     804
                                                                                --------------------------------  ------
Total other operating income . . . . . . . . . . . . . . . . . . . . . . . . .  $                          6,929  $5,167
                                                                                ================================  ======

                                                                                      Three Months Ended September 30,
                                                                                      ---------------------------------
                                                                                              1998                  1997
                                                                                ---------------------------------  ------
                                                                                      (Dollars in thousands)
Service charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                             828  $  706
Securities gains (losses), net . . . . . . . . . . . . . . . . . . . . . . . .                                574     430
Trust income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                519     369
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                974     146
                                                                                ---------------------------------  ------
Total other operating income . . . . . . . . . . . . . . . . . . . . . . . . .  $                           2,895  $1,651
                                                                                =================================  ======

     Other operating income for the first nine months of 1998 increased $1,762,000, or 34.1%, from $5,167,000 at September 30, 1997 to $6,929,000 at
September 30, 1998. This rise in other operating income is the result of a $232,000 growth in service charges, a $413,000 rise in trust income and a $1,352,000 increase in other income, primarily due to gains on the sale of residential mortgages. A $235,000 decrease in security gains partially offset these increases. The third quarter of 1998 other income of $2,895,000 was
$1,244,000  or  75.3% higher than the third quarter of 1997.   This increase is
the result of growth in all other operating income categories, including a significant increase in gains on the sale of mortgage loans in the third quarter of 1998, compared to the third quarter of 1997.

     The $232,000, or 10.9% increase in service charges is primarily the result of a $120,000 rise in fees charged on deposit accounts and a $83,000 growth in check fees during this period. This growth was primarily the result of the
13.5% increase in average deposit transaction accounts, from the first nine months of 1997 to the first nine months in 1998. The 1998 third quarter service charge income of $828,000, increased $122,000, or 17.3% over the third quarter of 1997 service charge income. Average deposit transaction accounts grew 15.2% from the third quarter of 1997 to the third quarter of 1998.

     The Corporation recorded a net security gain of $899,000 in the first nine months of 1998, compared to a $1,134,000 gain in the same period in 1997. The third quarter 1998 net security gain of $574,000 was higher than the $430,000 gain recorded in the third quarter of 1997. The majority of the security gains in 1998 and 1997 were the result of the sale of equity securities held at HNC Financial Company. From time to time, the Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the Trust and Financial Services Department increased $413,000, or 37.3% in the first nine months of 1998, compared to the same period in 1997. This increase was the result of both an increase in the book value of trust assets under management of 21.2% from September 30, 1997 to September 30, 1998, and the Corporation's continuing emphasis on marketing the Trust and Financial Services Department's products and services. The third quarter of 1998 trust fees grew 40.7%, compared to the same period in 1997.

     Other income for the first nine months of 1998 increased $1,352,000, or 168.2%, compared to the same period in 1997. The third quarter of 1998 other income grew $828,000, from $146,000 in the third quarter of 1997 to $974,000 in the third quarter of 1998. These increases were primarily due to gains on the sale of residential mortgages. During the last half of 1997, the Banks entered into the strategy of increasing the booking and selling of residential mortgages. This strategy has resulted in the Banks recognizing gains of $503,000 in the first nine months of 1998, compared to a loss of $176,000 in the same period in 1997. The Banks used the funds generated from the 1997 sales to purchase mortgages that earned a higher rate of return and reduced the overall interest rate risk of the residential mortgage portfolio. The increases in other income were also due to higher automated teller machine fees and debit card fees earned by the Banks.

OTHER  OPERATING  EXPENSES
--------------------------

                                   NINE MONTHS ENDED SEPTEMBER 30,                           THREE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------                          -------------------------------
                                              1998                         1997                          1998
                                   --------------------------------  -----------------------  ------------------------------
                                                                  (DOLLARS IN THOUSANDS)

SALARIES . . . . . . . . . . .  $                          9,913  $                 8,746  $                           3,355
EMPLOYEE BENEFITS. . . . . . .                             3,150                    2,603                                984
NET OCCUPANCY EXPENSE. . . . .                             1,576                    1,467                                563
EQUIPMENT EXPENSE. . . . . . .                             2,432                    1,976                                893
OTHER EXPENSES . . . . . . . .                             6,693                    6,094                              2,146
                                --------------------------------  -----------------------  ---------------------------------
TOTAL OTHER OPERATING EXPENSES  $                         23,764  $                20,886  $                           7,941
                                --------------------------------  -----------------------  ---------------------------------

                                 1997
                                ------

SALARIES . . . . . . . . . . .  $3,044
EMPLOYEE BENEFITS. . . . . . .     867
NET OCCUPANCY EXPENSE. . . . .     511
EQUIPMENT EXPENSE. . . . . . .     721
OTHER EXPENSES . . . . . . . .   2,006
                                ------
TOTAL OTHER OPERATING EXPENSES  $7,149
                                ------

     Other operating expenses for the first nine months of 1998 of $23,764,000 increased $2,878,000, or 13.8%, from $20,886,000 for the same period in 1997. The third quarter of 1998 other operating expenses grew 11.1%, compared to the third quarter of 1997. The rise in operating expenses was due to higher expenses related to four new branches opened after April 30, 1997, increases in equipment expenses and other expenses related to the overall growth of the Banks.

     Employee salaries increased $1,167,000, or 13.3% from $8,746,000 for the first nine months of 1997 to $9,913,000 for the same period in 1998. Salaries grew $311,000, or 10.2% from the third quarter of 1997 to the third quarter of 1998. The year-to-date salary increase directly related to the staffing of the four new branches was $279,000, or 23.9% of the total salary increase. The third  quarter  increase  resulting  from  the four new branches was $93,000, or
29.9% of the total salary increase. The remaining increase in salaries reflects cost of living increases, merit increases and additional staff necessitated by the planned growth of the Banks.

     Employee  benefits of $3,150,000 expensed in the first nine months of 1998, were $547,000, or 21.0% higher than the $2,603,000 of employee benefits expensed during the same period in 1997. Employee benefits grew $117,000, or 13.5% from the third quarter of 1997 to the third quarter of 1998. These increases were primarily the result of the impact of the four new branches, additions to the staff of the Banks and a change in the timing of expensing the profit sharing plan throughout the year.

     Net occupancy expense increased $109,000, or 7.4%, from $1,467,000 in the first nine months of 1997 to $1,576,000 in the first nine months of 1998. The occupancy expense in the third quarter of 1998 grew $52,000, or 10.2%, compared to the third quarter of 1997. The four new branches were responsible for the majority of the increase in occupancy expense. Equipment expense increased $456,000, or 23.1%, during the first nine months of 1998, compared to the same period in 1997. The equipment expense grew $172,000, or 23.9%, during the third quarter of 1998, compared to 1997. The equipment expense related to the new branches for the first nine months of 1998 and the third quarter of 1998 totaled $79,000 and $17,000, respectively. The remainder of this increase is due to both equipment depreciation and maintenance associated with planned increased technology capabilities used to manage the rise in volume related to the growth of the Corporation.

      Other expenses increased $599,000, or 9.8%, from $6,094,000 in the first nine months of 1997, compared to $6,693,000 in other expenses recorded during the same period in 1998. The third quarter 1998 other expenses grew $140,000, or 7.0%, compared to the third quarter of 1997. This increase is the result of higher advertising and marketing expenses and expenses associated with the overall growth of the Banks.

INCOME  TAXES
-------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

     Total  assets  grew $144,365,000, or 12.9%, from $1,116,254,000 at December
31, 1997 to $1,260,619,000 at September 30, 1998. This growth was the result of a rise in interest earning assets, which grew $146,969,000 to $1,206,352,000 at September 30, 1998, from $1,059,383,000 at December 31, 1997. During the first nine months of 1998, investment securities, federal funds sold, and loans grew $78,879,000, $2,200,000, $68,589,000, respectively. Offsetting these increases
was  a  $2,699,000  decrease  in    interest  bearing  deposits.

     Total deposits rose $71,532,000, or 7.8% from $919,071,000 at December 31, 1997 to $990,603,000 at September 30, 1998. This growth was due to a $32,958,000 rise in time deposits, a $27,617,000 increase in money market accounts, a $6,933,000 growth in savings accounts and a $3,560,000 increase in interest-bearing checking accounts. Non-interest bearing deposits grew $464,000. Other borrowings increased $58,501,000 during the first nine months of 1998, primarily the result of an increase in Federal Home Loan Bank borrowings and securities sold under agreement to repurchase. Other borrowings and deposits are used to fund loan and investment growth.

CAPITAL
-------
               Capital formation is important to the Corporation's well being and future growth. Capital for the period ending September 30, 1998 was $120,669,000, an increase of $10,877,000 over the end of 1997. The increase is primarily the result of the retention of the Corporation's earnings and from the adjustment for the net unrealized gains (losses) on the investment securities available for sale. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.


                                                              Tier 1 Capital to Risk-           Total Capital to Risk-
                                   Leverage Ratio              Weighted Assets Ratio             Weighted Asset Ratio
                                 September 30, 1998              September 30, 1998               September 30, 1998
                                 -------------------          ------------------------          -----------------------
                                       Amount         Ratio            Amount           Ratio           Amount           Ratio
                                 -------------------  ------  ------------------------  ------  -----------------------  ------
Entity:
Corporation . . . . . . . . . .  $           112,882   9.22%  $                112,882  12.97%  $               126,615  14.34%
Subsidiary Banks:
Harleysville National Bank. . .               79,658   8.35                     79,658  11.49                    90,872  12.75
Citizens National Bank. . . . .               21,616  12.18                     21,616  20.02                    23,514  21.27
Security National Bank. . . . .                6,601   7.18                      6,601   9.67                     7,617  10.93
"Well Capitalized" institution
 (under FDIC regulations)                              5.00                              6.00                            10.00


                                 December 31, 1997           December 31,1997           December 31, 1997
                                 ------------------          -----------------          ------------------
                                       Amount        Ratio        Amount        Ratio         Amount        Ratio
                                 ------------------  ------  -----------------  ------  ------------------  ------
Entity:
Corporation . . . . . . . . . .  $          103,600   9.36%  $         103,600  13.42%  $          113,276  14.68%
Subsidiary Banks:
Harleysville National Bank. . .              72,965   8.42              72,965  11.71               80,778  12.96
Citizens National Bank. . . . .              20,811  13.00              20,811  22.49               21,971  23.74
Security National Bank. . . . .               6,188   8.20               6,188  11.13                6,884  12.39
"Well Capitalized" institution
 (under FDIC regulations)                             5.00                       6.00                       10.00

     The Corporation's capital ratios exceed regulatory requirements. Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 10.34% at September 30, 1998, compared with 10.65% at December 31, 1997. Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 1998, the Corporation's Tier 1 risk-adjusted capital ratio was 12.97%, and the total risk-adjusted capital ratio was 14.54%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at September 30, 1998.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 9.22% at September 30, 1998 and 9.36% at December 31, 1997.

     The year-to-date September 30, 1998 cash dividend per share of $.73 was 12.3% higher than the cash dividend for the same period in 1997 of $.65. The dividend payout ratio for the first nine months of 1998 was 37.04%, compared to 38.23% for the twelve month period ended December 31, 1997. On June 30, 1997, the Corporation paid a 5% stock dividend (five shares of common stock for each 100 shares of common stock outstanding held), to shareholders of record June 13, 1997. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first nine months of 1998.

LIQUIDITY
---------

     Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $16,791,000 during the first nine months of 1998 and securities available for sale averaged $302,007,000 during the first nine months of 1998, more than sufficient to meet normal fluctuations in loan demand or deposit funding. Backup sources of liquidity are provided by federal fund lines of credit established with correspondent banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the FHLB of Pittsburgh, of which the Banks are members. Unused lines of credit at the FHLB of Pittsburgh were $157,117,000, as of September 30, 1998.

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

     During 1997, Pennsylvania enacted a law to permit State Chartered banking institutions to sell insurance. The Corporation is currently evaluating its options regarding the sale of insurance.

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

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Banks. It cannot be predicted whether such legislation will be enacted or, if enacted, how such legislation would affect the business of the Corporation and the Banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Banks' business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on liquidity, capital resources and results of operations of the Corporation will be immaterial.

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

YEAR  2000
----------
        The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

        Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (Y2K). The Year 2000 issue affects virtually all companies and organizations.

        CORPORATION'S  STATE  OF  READINESS
        -----------------------------------

       The Corporation began addressing the Y2K issue in August 1997. Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the Year 2000. The Corporation developed a Y2K plan to included assessing the impact of the Y2K issue on the Corporation, renovating systems to alleviate Y2K problems, validating the new systems and implementing them. The Corporation focused on information technology and non-information technology systems. A non-information system could be, for example, a microcontroller in an elevator, which may be subject to Y2K problems. The committee also was responsible for Y2K issues related to material third parties.

        The assessment phase of the Y2K plan included assigning accountabilities throughout the Corporation. An inventory was completed of mainframe and PC based applications, third-party relationships and non-information technology systems. The final step in the assessment phase was to identify non-compliant
Y2K  systems.    The  assessment  phase  was  completed  in  November  1997.

         The Corporation began the renovation phase of the Y2K plan in January 1998. The renovation phase included developing action plans to correct non-compliant Y2K systems. The action plans included either enhancing the current system to resolve the Y2K problem or purchasing a new system that is Y2K compliant. The renovation phase was completed in May 1998. The Corporation developed a remediation plan for the non-compliant systems. The remediation phase is scheduled to be completed by year-end 1998. As of September 30, 1998, 25% of the renovation phase has been completed.

         The next phase of the plan was to validate the Y2K compliance of all of the systems. This phase includes developing written test plans and completing the testing of the systems. The validation phase is scheduled to be completed by March 31, 1999. As of September 30, 1998, 25% of the computer applications have been validated to be Y2K compliant.

         The Corporation has reviewed the Y2K issues related to material third parties. The Corporation's third parties include its vendors and commercial customers. Our material third party relationships are primarily our commercial borrowers. These borrowers pose a credit risk to the Corporation if they are not Y2K compliant and their businesses are disrupted. We have contacted the material commercial customers and their responses are being evaluated presently.

        Because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers could impact the Corporation's computer systems. The Corporation could be adversely affected by the Y2K problem if it or unrelated parties fail to successfully address the problem. The Corporation has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, we are dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service.

        COST  OF  YEAR  2000
        --------------------

      The Committee has prepared a Y2K budget and has tracked expenses related to the Y2K issue. As of September 30, 1998, the Corporation has expensed $125,000 and capitalized $10,000 related to the Y2K issue. The Corporation has estimated the future Y2K expenditures to be $75,000 and future capitalized items also to be under $90,000. The Y2K project is being funded through operating cash flows.

      The cost of the projects and the date on which the Corporation plans to complete both Year 2000 modifications and systems conversions are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

        RISK  OF  YEAR  2000
        --------------------

      At present, management believes its progress in remedying the proprietary programs and installing the Y2K compliant upgrades to the third-party vendor mainframe and PC based computer applications is on target. The Y2K computer problem creates risk for the Corporation from unforeseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Failure of third-party systems relative to the Y2K issue could have a material impact on the Corporation's ability to conduct business.

       CONTINGENCY  PLANS
       ------------------

        A contingency plan is being developed to handle the most reasonably likely Y2K worst-case scenario should it occur. The contingency plan will involve obtaining back-up service providers, working up contingency plans and assessing the potential adverse risks to the Corporation. The contingency plan is scheduled to be completed by year-end 1998. The committee has also utilized an independent consulting firm to verify and validate the Corporation's Y2K plans.

BRANCHING
---------

           The Corporation's subsidiaries currently plan to open at least two new branches within the next nine months. Harleysville National Bank is pursuing a location in Royersford, and Security National Bank plans to open a branch in Amity Township. These new branch sites are contiguous to our current service area and were chosen to expand the Banks' market area and market share of loans and deposits.

ACQUISITION
-----------

           On July 28, 1998, the Corporation entered into a definitive Agreement and Plan of Reorganization to acquire Northern Lehigh Bancorp, Inc., parent company of Citizens National Bank of Slatington. Under the terms of the merger, accounted for as a pooling of interest, Northern Lehigh Bancorp, Inc. shareholders will receive 3.57 shares of Harleysville National Corporation common stock for each share of Northern Lehigh Bancorp stock. The transaction is subject to obtaining regulatory and shareholder approval and, therefore, the final closing is not expected until early 1999.

ITEM  3  -  Qualitative  and  Quantitative  Disclosures  About  Market  Risk
-------     ----------------------------------------------------------------
         In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest risk, through the operations of its banking subsidiaries. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, using policies and procedures approved by the Banks' Boards of Directors, is responsible for managing the rate sensitivity position.

          No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1997.

PAGE 19
                          PART II.    OTHER INFORMATION

Item  1.  Legal  Proceedings.
--------  -------------------

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

Item 2.  Change in Securities.
-------  --------------------
             Not applicable.

Item 3.  Defaults Upon Senior Securities.
-------  -------------------------------
            Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  --------------------------------------------------
            None.

Item 5.  Other Information.
-------  -----------------
            None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
         (a) Exhibits:
             The following exhibits are being filed as part of this Report:


(3.1) Harleysville National Corporation Amended Articles of Incorporation, (Incorporated by reference to Exhibit 4A to the Corporation's Registration Statement No. 333-17813 on Form S-8, as filed on December 13, 1996.)

(3.2) Harleysville National Corporation Amended By-laws, (Incorporated by reference to Exhibit 4B to the Corporation's Registration Statement No. 333-17813 on Form S-8, as filed on December 13, 1996.)

(10.1)          Harleysville National Corporation 1993 Stock Incentive Plan.
                (Incorporated by Reference to Exhibit 4.3 of Registrant's Registration Statement No. 33-57790 on Form S-8, filed with the Commission on October 1, 1993.)

(10.2)          Harleysville National Corporation Stock Bonus Plan.
                (Incorporated by Reference to Exhibit 99A of Registrant's Registration Statement No. 33-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.3) Supplemental Executive Retirement Plan. (Incorporated by Reference to the registrant's 1997 Annual Report, Form 10-K,
                Exhibit 10.3, as filed with the Commission on March 27, 1998.)

(11) Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to page 4 of this Form 10-Q.

PAGE 20

(27)            Financial  Data  Schedule.


          (b)    Reports  on  Form  8-K:

          On August 4, 1998, a Form 8-K was filed by the Registrant reporting, at Item 5, that effective July 28, 1998, the registrant signed a definitive Agreement and Plan of Reorganization to acquire Northern Lehigh Bancorp, Inc. ("NLBI"), located in Slatington, Pennsylvania. NLBI is the Parent company of Citizens National Bank of Slatington. The transaction is subject to obtaining regulatory and shareholder approval and, therefore, the final closing is not expected until late 1998.

          Under the terms of the merger, NLBI Shareholders will receive 3.57 shares of Harleysville National Corporation common stock, for each share of NLBI stock.

          The acquisition will be effected by the merger of NLBI with Harleysville National Corporation North, Inc., a bank holding company and wholly-owned subsidiary of Harleysville National Corporation ("HNC"). CNB of Slatington will merge with and into The Citizens National Bank of Lansford, a national banking association and a wholly-owned subsidiary of Harleysville National Bank North, Inc., under the name Citizens National Bank.

PAGE 21
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




HARLEYSVILLE  NATIONAL  CORPORATION



/s/  Walter  E.  Daller,  Jr.
_____________________________
Walter  E.  Daller,  Jr.,  President
and  Chief  Executive  Officer
(Principal  executive  officer)



/s/  Vernon  L.  Hunsberger
___________________________
Vernon  L.  Hunsberger,  Treasurer
(Principal  financial  and  accounting  officer)



Date:    November  5,  1998

PAGE 22

            EXHIBIT  INDEX
            --------------


Exhibit  No.        Description  of  Exhibits
-----------         -------------------------

(3.1)            Harleysville  National  Corporation  Amended  Articles  of
                 Incorporation.   (Incorporated  by reference  to  Exhibit
                 4A to the Corporation's Registration Statement No. 333-17813 on Form S-8, as filed on December 13, 1996.)

(3.2)            Harleysville  National Corporation Amended By-laws.
                 (Incorporated by reference to Exhibit 4B to the Corporation's Registration Statement No. 333-17813 on Form S-8, as filed on December 13, 1996.)

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

(10.3) Supplemental Executive Retirement Plan. (Incorporated by Reference to the registrant's 1997 Annual Report, Form 10-K, Exhibit 10.3, as filed with the Commission on March 27, 1998.)

(11)            Computation of Earnings per Common Share.   The information for
                this  Exhibit  is incorporated  by  reference  to  page  4 of this Form 10-Q.

(27)            Financial  Data  Schedule.

PAGE 23