Form 10-K
period 1998-12-31
HARLEYSVILLE NATIONAL CORP
filed 1999-03-29
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
                                   (Mark One)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.
                                            -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from           to             .
                                               ----------    -----------

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

                              Name of each exchange
               Title of each class            on which registered
                              .N/A               N/A.
                               ---------------------

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

                      $236,053,383 as of February 26, 1999

Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date.

   7,535,899 shares of Common Stock, $1 par value per share, were outstanding as of February 26, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I, II and IV of this report.

2.     Portions  of  the Registrant's Definitive Proxy Statement relating to the
Annual Meeting of Shareholders to be held April 13, 1999 are incorporated by reference into Part III of this report.

PAGE 2

                                            HARLEYSVILLE NATIONAL CORPORATION
                                                INDEX TO FORM 10-K REPORT
                                                                                                          PAGE
                                                                                                          ----
I.    PART I.

      Item 1.     Business                                                                                   4
      Item 2.     Properties                                                                                16
      Item 3.     Legal Proceeding.                                                                         18
      Item 4.     Submission of Matters to a Vote of Security Holders                                       18

II.   PART II.

      Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters                      19
      Item 6.     Selected Financial Data                                                                   19
      Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.    19
      Item 7.A.   Quantitative and Qualitative Disclosure about Market Risk                                 19
      Item 8.     Financial Statements and Supplementary Data                                               19
      Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      19

III.  PART III.

      Item 10.    Directors and Executive Officers of the Registrant                                        20
      Item 11.    Executive Compensation                                                                    21
      Item 12.    Security Ownership of Certain Beneficial Owners and Management                            21
      Item 13.    Certain Relationships and Related Transactions                                            21

IV.   PART IV.

      Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                           22

      Signatures                                                                                            25

PAGE 3
                                     PART I

Item  1.  Business.
-------

History  and  Business
----------------------

     Harleysville National Corporation, a Pennsylvania corporation (the Corporation), was incorporated in June 1982. On January 1, 1983, the Corporation became the parent bank holding company of Harleysville National Bank and Trust Company (HNB), a wholly owned subsidiary of the Corporation. On February 13, 1991, the Corporation acquired all of the outstanding common stock of The Citizens National Bank of Lansford (CNB). On June 1, 1992, the Corporation acquired all of the outstanding stock of Summit Hill Trust Company (Summit Hill). On September 25, 1992, Summit Hill merged into CNB and is now operating as a branch office of CNB. On July 1, 1994 the Corporation acquired all of the outstanding stock of Security National Bank (SNB). On March 1, 1996, the Corporation acquired all of the outstanding common stock of Farmers & Merchants Bank ("F & M"). F & M was merged into CNB and is now operating as a branch office of CNB. On March 17, 1997, the HNC Financial Company was incorporated as a Delaware Corporation. HNC Financial Company's principal business function is to expand the investment opportunities of the Corporation. The Corporation is primarily a bank holding company that provides financial services through its three bank subsidiaries. Since commencing operations, the Corporation's business has consisted primarily of managing HNB, CNB and SNB (collectively the Banks), and its principal source of income has been dividends paid by the Banks. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.

      HNB, which was established in 1909, CNB, which was established in 1903, and SNB, which was established in 1988, (collectively the Banks), are national banking associations under the supervision of the Office of the Comptroller of the Currency (the OCC). The Corporation and HNB's legal headquarters are located at 483 Main Street, Harleysville, Pennsylvania 19438. CNB's legal headquarters is located at 13-15 West Ridge Street, Lansford, Pennsylvania 18232. SNB's legal headquarters is located at One Security Plaza, Pottstown, Pennsylvania 19464. HNC Financial Company's legal headquarters is located at 300 Delaware Avenue, Suite 1704, Wilmington, Delaware 19801.

       In addition to historical information, this Form 10-K contains forward-looking statements. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Harleysville National Corporation and its subsidiaries. When we use words such as "believes," "expects," "anticipates," or similar expressions, we are making forward-looking statements.

        Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Harleysville National Corporation and its subsidiaries and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:

-     operating,  legal  and  regulatory  risks;
- economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and
- the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.


      As of December 31, 1998, the Corporation had total assets of $1,332,389,000, total shareholders' equity of $122,811,000 and total deposits of $1,033,968,000.

      The Banks engage in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal trust services. Their deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law. The Banks have 30 branch offices located in Montgomery, Bucks, Carbon, Wayne, Chester and Schuylkill counties, Pennsylvania, 18 of which are owned by the Banks and 12 of which are leased from third parties.

      The Banks enjoy a stable base of core deposits and are leading community banks in their service areas. The Banks believe they have gained their position as a result of a customer-oriented philosophy and a strong commitment to service. Senior management has made the development of a sales orientation throughout the Banks one of their highest priorities and emphasizes this objective with extensive training and sales incentive programs that the Company believes are unusual for community banks. The Banks maintain close contact with the local business community to monitor commercial lending needs and believe they respond to customer requests quickly and with flexibility. Management believes these competitive strengths are reflected in the Corporation's results of operations.

      As of December 31, 1998, the Corporation and the Banks employed approximately 483 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition
-----------

      The Banks compete actively with other eastern Pennsylvania financial institutions, many larger than the Banks, as well as with financial and non-financial institutions headquartered elsewhere. The Banks are generally competitive with all competing institutions in their service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans, and fees and charges for trust services. At December 31, 1998, HNB's legal lending limit to a single customer was $10,829,000 and CNB's and SNB's legal lending limits to a single customer were $3,484,000 and $1,152,000, respectively. Many of the institutions with which the Banks compete are able to lend significantly more than these amounts to a single customer.

Supervision  and  Regulation  -  The  Registrant
------------------------------------------------

      The Corporation is a registered bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and to supervision by the Board of Governors of the Federal Reserve System. The Bank Holding Company Act requires the Registrant to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank. In addition, the Bank Holding Company Act has been amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act which permits bank holding companies to acquire a bank located in any state subject to certain limitations and restrictions which are more fully described below.

      A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

      Federal law also prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or bank holding company or to vote 25% or more of any class of voting securities.

      Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities of the bank holding company as collateral for loans to any borrower.

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

Legislation  and  Regulatory  Changes
-------------------------------------

      There are currently a number of issues before Congress that may affect the Corporation and its business operations, and the business operations of its subsidiaries. However, management does not believe these issues will have a material adverse effect on liquidity, capital resources or the results of operations.

              Congress is currently considering legislative reforms to modernize the financial services industry. In addition to including repealing the Glass-Steagall Act, which prohibits commercial banks from engaging in various securities activities, the reforms would allow, if the legislation passes, banks to be involved in underwriting and selling insurance. The Corporation does not currently have plans for entering into these activities, but will continue to investigate business opportunities as they become available

              The Corporation has analyzed the recently enacted changes to the federal tax law. The impact of such changes on liquidity, operating results, and capital should not be material.

              From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Banks. We cannot predict whether the legislation will be enacted or, if enacted, how the legislation would affect the business of the Corporation and the Banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Banks' business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on liquidity, capital resources and results of operations of the Corporation will be immaterial.

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

Pending  Legislation
--------------------

     There are numerous proposals before Congress to modify the financial services industry and the way commercial banks and other financial institutions operate. Some of these proposals include changes to the ownership of financial companies and the types of products and services that may be offered by financial institutions. However, it is difficult to determine at this time what effect such provisions may have until they are enacted into law. Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

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

Environmental  Regulations
--------------------------

     There are several federal and state statutes which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of a loan issued by the bank. Currently, neither the Corporation nor the Banks are a party to any pending legal proceeding pursuant to any environmental statute, nor are the Corporation and the Banks aware of any circumstances that may give rise to liability under any such statute.

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

     Under the Community Reinvestment Act of 1977, as amended ("CRA"), the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating ("outstanding", "satisfactory", "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. These ratings are publicly disclosed.

     Under the Bank Secrecy Act, banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the Bank Secrecy Act for failure to file a required report, for failure to supply information required by the Bank Secrecy Act or for filing a false or fraudulent report.

     The  Federal  Deposit  Insurance  Corporation  Improvement  Act  of  1991
("FDICIA") requires that institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).

                                Total   Tier 1              Under a
                                 Risk    Risk     Tier 1    Capital
                                Based   Based    Leverage   Order or
                                Ratio   Ratio     Ratio     Directive
                                -----  ------  --------  ---------
CAPITAL CATEGORY
------------------------------
Well capitalized                >10.0    >6.0     >5.0       NO
                                -----  ------  --------
Adequately capitalized          > 8.0    >4.0     >4.0*
                                -----  ------  --------
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

       Annual full-scope, on site regulatory examinations are required for all the FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every 18 months. Banks with total assets of $500 million or more, as of the beginning of fiscal year 1993, are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of such bank are required to attest to the accuracy of management's report regarding the internal control structure of the bank. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank's supervising government banking agencies. These accounting and reporting reforms do not apply to an institution such as a bank with total assets at the beginning of its fiscal year of less than $500 million, such as CNB or SNB.

       FDICIA also requires that banking agencies reintroduce loan-to-value ratio regulations which were previously repealed by the 1982 Act. Loan-to-values limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage, set by regulation, of the value of the real estate.

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

Year  2000
----------

      The following section contains forward-looking statements, which involve risks and uncertainties. The actual impact on the Corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming century date change. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000
(Y2K).  The  Year  2000 issue affects virtually all companies and organizations.

Corporation's  State  of  Readiness:

     The Corporation began addressing the Y2K issue in August 1997. Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the Year 2000. The Corporation developed a Y2K plan to include assessing the impact of the Y2K issue on the Corporation, renovating systems to alleviate Y2K problems, validating the new systems and implementing them. The Corporation focused on information technology and non-information technology systems. A non-information system could be, for example, a microcontroller in an elevator, which may be subject to Y2K problems. The Corporation also reviewed Y2K issues related to material third parties.

    The assessment phase of the Y2K plan included assigning accountabilities throughout the Corporation. An inventory was completed of mainframe and PC based applications, third-party relationships and non-information technology systems. The final step in the assessment phase was to identify non-compliant Y2K systems. The assessment phase was completed in November 1997.

    The Corporation began the renovation phase of the Y2K plan in January 1998. The renovation phase included developing action plans to correct non-compliant Y2K systems. The action plans included either enhancing the current system to resolve the Y2K problem or purchasing a new system that is Y2K compliant. The renovation phase was completed in May 1998. The Corporation developed a remediation plan for the non-compliant systems. As of December 31, 1998, 88% of the remediation phase has been completed.

    The next phase of the plan was to validate the Y2K compliance of all of the systems. This phase includes developing written test plans and completing the testing of the systems. The validation phase is scheduled to be completed by March 31, 1999. As of December 31, 1998, 74% of the computer applications, including all mission-critical systems, have been validated to be Y2K compliant.

    The Corporation has reviewed the Y2K issues related to material third parties and completed an analysis on the loan portfolio. The Corporation's third parties include its vendors and commercial customers. Our material third party relationships are primarily our commercial borrowers. These borrowers may pose a credit risk to the Corporation if they are not Y2K compliant. We have contacted the material commercial customers and their responses were evaluated. We have also performed an analysis on the impact of Y2K issues on the remaining loan portfolio. The Corporation has allocated a portion of the allowance for loans losses as a result of the Y2K issues.

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

Cost  of  Year  2000:

   The Committee has prepared a Y2K budget and has tracked expenses related to the Y2K issue. As of December 31, 1998, the Corporation has expensed $117,000 and capitalized fixed assets of $54,000 related to the Y2K issue. The Corporation has estimated the future Y2K expenditures to be $60,000 and future capitalized fixed assets to be under $69,000. The Y2K project is being funded through operating cash flows.

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

Risk  of  Year  2000:

   At present, management believes its progress in remedying the proprietary programs and installing the Y2K compliant upgrades to the third-party vendor mainframe and PC based computer applications is on plan. The Y2K computer problem creates risk for the Corporation from unforeseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Failure of third-party systems relative to the Y2K issue could have a material impact on the Corporation's ability to conduct business and on its financial position and results of operation.

Contingency  Plans:

   A contingency plan is being developed to handle the most reasonably likely Y2K worst-case scenario should it occur. The contingency plan will involve obtaining back-up service providers, working up contingency plans and assessing the potential adverse risks to the Corporation. The contingency plan is scheduled to be completed by March 31, 1999. The Corporation has also utilized an independent consulting firm to verify and validate the Corporation's Y2K plans.

Statistical  Data
-----------------

     The information for this item is listed below and is incorporated by reference to pages 24 through 32 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998 which pages are included at Exhibit (13) to this Annual Report on Form 10-K.



INVESTMENT  PORTFOLIO

  The following shows the carrying value of the Corporation's investment securities held to maturity:

(Dollars in Thousands)                                1998     1997     1996
                                                   -------  -------  -------
Obligations of other U.S. Government agencies
     and corporations                              $ 6,490  $21,707  $33,129
Obligations of states and political subdivisions    17,093   19,589   26,701
Mortgage-backed securities                           1,039    2,048    1,499
Other securities                                     1,366    2,894    3,897
                                                   -------  -------  -------
    Total investment securities held to maturity   $25,988  $46,238  $65,226
                                                   =======  =======  =======

  The following shows the carrying value of the Corporation's investment securities available for sale:

(Dollars in Thousands)                                 1998      1997      1996
                                                   --------  --------  --------
U. S. Treasury notes                               $ 44,168  $ 46,614  $ 35,127
Obligations of other U.S. Government agencies
  and corporations                                   45,668    42,945    43,885
Obligations of states and political subdivisions    164,045    94,305    62,423
Mortgage-backed securities                           87,373    57,299    55,511
Other securities                                     48,090    15,905    12,849
                                                   --------  --------  --------
 Total investment securities available for sale    $389,344  $257,068  $209,795
                                                   ========  ========  ========

There are no significant concentrations of securities (greater than 10% of shareholders' equity) in any individual security issuer. The maturity analysis of investment securities held to maturity, including the weighted average yield for each category as of December 31, 1998, is as follows:

                                        Under     1 - 5    5 - 10      Over
                                        1 year    Years    years     10 years       Total
                                       --------  -------  --------  ----------  --------------
(Dollars in thousands)
Obligations of other U.S. Government
  agencies and corporations:
  Amortized cost                       $     -   $5,990   $     -   $     500   $       6,490
  Weighted average yield                    - %    7.54%       - %       8.18%           7.59%
  Weighted average maturity                                                      5 yrs 11 mos
Obligations of states and
  political subdivisions:
  Amortized  cost                        3,665    1,894       784      10,750          17,093
  Weighted average yield                  8.70%    8.43%     8.72%       8.82%           8.75%
  Weighted average maturity                                                       8 yrs 5 mos
Mortgage-backed securities:
  Amortized cost                             -      154       885           -           1,039
  Weighted average yield                    - %    6.70%     6.37%         - %           6.42%
  Weighted average maturity                                                       6 yrs 6 mos
Other securities:
  Amortized cost                           111    1,255         -           -           1,366
  Weighted average yield                  7.10%    7.50%       - %         - %           7.47%
  Weighted average maturity                                                       3 yrs 2 mos
Total:
  Amortized cost                         3,776    9,293     1,669      11,250          25,988
  Weighted average yield                  8.65%    7.70%     7.48%       8.79%           8.26%
  Weighted average maturity                                                       7 yrs 5 mos

 The maturity analysis of securities available for sale, including the weighted average yield for each category, as of December 31, 1998 is as follows:

                               Under     1 - 5     5 - 10      Over
(Dollars in thousands)         1 year   Years     years      10 years   Total
                              --------  --------  --------  ----------  ---------------
U.S. Treasury notes:
  Amortized cost              $11,492   $31,516   $     -   $       -   $       43,008
  Weighted average yield         6.23%     5.99%       - %         - %            6.05%
  Weighted average maturity                                               1 yrs  8 mos
Obligations of other U.S.
  Government agencies and
  Corporations:
  Amortized cost                    -     2,004    40,157       2,490           44,651
  Weighted average yield           - %     7.31%     6.82%       7.00%            6.85%
  Weighted average maturity                                                8 yrs 7 mos
Obligations of states and
  Political subdivisions:
  Amortized cost                2,500     5,153     9,698     143,702          161,053
  Weighted average yield         5.91%     7.62%     7.88%       7.80%            7.20%
  Weighted average maturity                                               15 yrs 0 mos
Mortgage-backed securities:
  Amortized cost                    -     1,123     9,165      76,646           86,934
  Weighted average yield           - %     6.41%     6.28%       6.46%            6.44%
  Weighted average maturity                                              18 yrs 11 mos
Other securities:
  Amortized cost                    -     6,665    13,622      25,104           45,391
  Weighted average yield           - %     6.23%     6.36%       6.81%            6.59%
  Weighted average maturity                                               10 yrs 0 mos
Total:
  Amortized Cost               13,992    46,461    72,642     247,942          381,037
  Weighted average yield         6.17%     6.27%     8.08%       7.27%            7.02%
  Weighted average maturity                                               13 yrs 0 mos

  Weighted average yield is computed by dividing the annualized interest income, including the accretion of discounts and the amortization of premiums, by the carrying value. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the federal statutory tax rate of 35%.

LOANS
 The  following  table  shows  the  composition  of  the  Banks'  loans:

                                                    December 31,
                                                   -------------
(Dollars in thousands)               1998      1997      1996      1995      1994
                            -------------  --------  --------  --------  --------
Real estate                 $     306,575  $246,259  $237,155  $227,458  $220,091
Commercial and industrial         204,173   192,694   164,327   165,491   156,387
Consumer loans                    265,688   249,242   238,098   201,329   187,170
Lease financing                    68,753    55,413    49,623    43,942    41,233
                            -------------  --------  --------  --------  --------
 Total loans                $     845,189  $743,608  $689,203  $638,220  $604,881
                            =============  ========  ========  ========  ========

 The following table details maturities and interest sensitivity of real estate, commercial and industrial, consumer loans and lease financing at December 31, 1998.


                              Within    1 -  5     Over
(Dollars in thousands)        1 year    Years     5 years  Total
                            --------  --------  --------  --------
Real estate                 $ 41,227  $152,985  $112,363  $306,575
Commercial and industrial    140,627    29,439    34,107   204,173
Consumer loans                64,343   116,972    84,373   265,688
Lease financing               23,230    45,523         -    68,753
                            --------  --------  --------  --------
  Total                     $269,427  $344,919  $230,843  $845,189
                            ========  ========  ========  ========

Loans  with  variable  or
Floating interest rates     $199,198  $67,759      $-     $266,957
Loans with fixed
 predetermined
 Interest rates               70,229   277,160   230,843   578,232
                            --------  --------  --------  --------
  Total                     $269,427  $344,919  $230,843  $845,189
                            ========  ========  ========  ========

The following table details those loans that were placed on nonaccrual status, were accounted for as troubled debt restructuring or were delinquent by 90 days or more and still accruing interest:

                                                    December 31,
                                                   -------------
(Dollars in thousands)                 1998    1997    1996     1995    1994
                              -------------  ------  ------  -------  ------
Nonaccrual loans              $       2,950  $2,621  $2,983  $ 9,055  $2,521
Trouble debt restructurings             583   1,099   1,717    1,183   1,867
Delinquent loans                        824   2,253   1,848    1,553   2,234
                              -------------  ------  ------  -------  ------
  Total                       $       4,357  $5,973  $6,548  $11,791  $6,622
                              =============  ======  ======  =======  ======

ALLOWANCE  FOR  LOAN  LOSSES
A  summary  of  the  activity  in  the  allowance for loan losses is as follows:


                                                            December 31,
                                                           --------------
(Dollars in thousands)                    1998       1997       1996       1995       1994
                                 --------------  ---------  ---------  ---------  ---------
Average loans                    $     781,459   $706,643   $652,157   $607,335   $540,030
                                 ==============  =========  =========  =========  =========

Allowance, beginning of period   $      11,925   $ 10,710   $  9,891   $  8,150   $  6,087
                                 --------------  ---------  ---------  ---------  ---------
Loans charged off:
 Real estate                               424        544        412        127         84
 Commercial and industrial                 217         66        392        240        491
 Consumer loans                            627      1,038        614        277        387
 Lease financing                           145         78         33         39         44
                                 --------------  ---------  ---------  ---------  ---------
 Total loans charged off                 1,413      1,726      1,451        683      1,006
                                 --------------  ---------  ---------  ---------  ---------
Recoveries:
 Real estate                                88        206         30          1         56
 Commercial and industrial                  94        113         84        143        170
 Consumer loans                             98        104         56         72        152
 Lease financing                            18         18         18         36         26
                                 --------------  ---------  ---------  ---------  ---------
 Total recoveries                          298        441        188        252        404
                                 --------------  ---------  ---------  ---------  ---------
Net loans charged off                    1,115      1,285      1,263        431        602
                                 --------------  ---------  ---------  ---------  ---------
Provision for loan losses                2,140      2,500      2,082      2,172      2,665
                                 --------------  ---------  ---------  ---------  ---------
Allowance, end of period         $      12,950   $ 11,925   $ 10,710   $  9,891   $  8,150
                                 ==============  =========  =========  =========  =========
Ratio of net charge offs to
  Average loans outstanding               0.14%      0.18%      0.19%      0.07%      0.11%
                                 ==============  =========  =========  =========  =========

PAGE 13

  The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.


                                                          December 31,
                                                         -------------
                            1998                   1997                1996                1995                1994
                        -------------             -------             -------             -------             -------
(Dollars in thousands)                 Percent             Percent             Percent             Percent             Percent
                        Amount         of Loans   Amount   of Loans   Amount   of Loans   Amount   of Loans   Amount   of Loans
                        -------------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
Real estate             $       1,153        36%  $ 1,469        33%  $ 1,434        34%  $ 1,292        35%  $ 1,010        36%
Commercial
and industrial                  2,249        24%    2,719        28%    2,897        24%    3,952        26%    2,967        26%
Consumer loans                  1,747        32%    1,566        32%    1,251        35%      885        32%    1,063        31%
Lease financing                   220         8%      177         7%      104         7%      127         7%      139         7%
Unallocated                     7,581        N/A    5,994        N/A    5,024        N/A    3,635        N/A    2,971        N/A
                        -------------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
 Total                         12,950       100%   11,925       100%   10,710       100%    9,891       100%    8,150       100%
                        =============  =========  =======  =========  =======  =========  =======  =========  =======  =========

DEPOSIT  STRUCTURE
The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

                                                           December 31,
                                                           ------------
                                       1998                1997                 1996
                                   -------------         --------             --------
(Dollars in thousands)            Amount         Rate   Amount    Rate     Amount    Rate
                                 -------------  -----  --------  -----     ------    ----

Demand - noninterest-bearing     $     150,274    --%  $135,307    --%    $122,459     --%
Demand - interest-bearing              112,733  1.48%    98,397  1.54%      91,856   1.57%
Money market and savings               317,813  3.12%   282,917  3.05%     270,034   3.03%
Time - under $100,000                  304,058  5.53%   297,263  5.57%     298,777   5.63%
Time -- $100,000 or greater             85,754  5.48%    64,282  5.49%      38,261   5.29%
                                 -------------         --------           --------
Total                            $     970,632         $878,166           $821,387
                                 =============         ========           ========

The maturity distribution of certificates of deposit of $100,000 and over is as follows:
                                                    December 31,
                                                   -------------
(Dollars in thousands)                 1998             1997           1996
                                    -------------       --------     ---------
Three months or less              $      48,789         $ 43,499      $ 29,919
Over three months to six months          20,425           13,505        12,850
Over six months to twelve months          9,800            7,535         4,512
Over twelve months                        9,222            4,015         4,079
                                  -------------         --------      --------
 Total                            $      88,236         $ 68,554      $ 51,360
                                  =============         ========      ========

PAGE 14

NET  INTEREST  INCOME

 For analytical purposes, the following table reflects tax-equivalent net interest income in recognition of the income tax savings on tax-exempt items such as interest on municipal securities and tax-exempt loans. Adjustments are made using a statutory federal tax rate of 35%.

                                               Year ended December 31,
                                              ------------------------
(Dollars in thousands)                          1998     1997     1996
                                            --------  -------  -------
Interest income                          $    87,597  $80,202  $73,718
Interest expense                              37,809   33,851   30,876
                                            --------  -------  -------
Net interest income                           49,788   46,351   42,842
Tax equivalent adjustment                      4,640    3,331    2,489
                                            --------  -------  -------

Net interest income                      $    54,428  $49,682  $45,331
                                            ========  =======  =======

  The rate volume analysis set forth in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the last three years by their rate and volume components.

                                   1998 over (under) 1997       1997 over (under) 1996
                                     due to changes in            due to changes in
                                  --------------------------   ------------------------
                                  Change     Rate     Volume   Change    Rate   Volume
                                 --------  --------  --------  -------  ------  -------
INTEREST INCOME:
Investment securities (1)        $ 4,202   $  (502)  $ 4,704   $ 2,472  $ 423   $ 2,049
Loans                              4,878    (1,442)    6,320     4,318   (410)    4,728
Other assets                        (376)     (132)     (244)      536     60       476
                                 --------  --------  --------  -------  ------  -------
 Total                             8,704    (2,076)   10,780     7,326     73     7,253
                                 --------  --------  --------  -------  ------  -------

INTEREST EXPENSE:
Savings deposits                   1,447       121     1,326       533     16       517
Time deposits                      1,436      (124)    1,560     1,222   (139)    1,361
Borrowings and other interest-
  bearing liabilities              1,075      (192)    1,267     1,220    (16)    1,236
                                 --------  --------  --------  -------  ------  -------
 Total                             3,958      (195)    4,153     2,975   (139)    3,114
                                 --------  --------  --------  -------  ------  -------
Changes in net interest income   $ 4,746   $(1,881)  $ 6,627   $ 4,351  $ 212   $ 4,139
                                 ========  ========  ========  =======  ======  =======

(1) The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis.

  Tax-equivalent net interest income was $54,428,000 for 1998, compared to $49,682,000 for 1997, an increase of $4,746,000, or 9.6%. This increase in tax-equivalent net interest income was primarily due to the net $6,627,000 increase related to volume, partially offset by a decrease related to interest rates of $1,881,000. Total interest income increased $8,704,000, the result of higher volumes of interest-earning assets, in part offset by the lower rates experienced during 1998. Interest Income on loans grew 8.0% and investment interest income increased 20.2%. These increases were the result of the 1998 average loan and investment volumes increasing 10.6% and 23.2% respectively. The growth in loans is a result of persistent sales efforts and new branch openings. The increase in investment securities was due to both the institution of a capital leverage program during 1998 and the planned growth related to the increase in deposit funding.

PAGE 15

  Total interest expense grew $3,958,000 during 1998 or 11.7%, compared to 1997. This growth was the result of increases in all interest-bearing liability categories. The volumes of savings deposits, time deposits and borrowings and other interest-bearing liabilities grew 12.9%, 7.8% and 36.9%, respectively. Borrowings and other interest-bearing liabilities include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U.S. Treasury notes. The increase in borrowings and other interest-bearing liabilities was primarily due to the growth in FHLB borrowings related to the institution of a capital leverage program during 1998.

  The 1997 tax-equivalent net interest income was $49,682,000, a $4,351,000 increase compared to $45,331,000 for 1996. This increase in tax-equivalent net interest income was primarily due to both the $7,253,000 increase related to earning asset volumes, partially offset by the $3,114,000 increase in interest expense related to interest-bearing liabilities volumes. The growth in earning asset volumes was primarily in investment securities and loans and the growth in interest-bearing liabilities was principally the result of higher time deposit and borrowing volumes.

Item  2.  Properties.
--------------------

  The principal executive offices of the Corporation and of HNB are located in Harleysville, Pennsylvania in a two-story office building owned by HNB, built in 1929. HNB also owns the buildings in which twelve of its branches are located and leases space for the other nine branches from unaffiliated third parties under leases expiring at various times through 2036. The principal executive offices of CNB are located in Lansford, Pennsylvania in a two-story office building owned by CNB. Citizens also owns the buildings where its branches are located. The principal executive offices of SNB are located in Pottstown, Pennsylvania, in a building leased by SNB. SNB leases its East End and North End branches, and owns its Pottstown Center branch. HNC Investment Company leases an office in Wilmington, Delaware.


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

Hatfield             Snyder Square                   Leased
                     Hatfield PA

North Broad          North Broad Street              Owned
                     Lansdale Pa

Marketplace          Marketplace Shopping            Leased
                     Lansdale Pa

Normandy Farms       Morris Road                     Leased
                     Blue Bell Pa

Horsham              Babylon Business Center         Leased
                     Horsham Pa
PAGE 16

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

Doylestown           500 East State Road             Leased
                     Doylestown PA

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

PAGE 17

  In management's opinion, all of the above properties are in good condition and are adequate for the Registrant's and the Banks' purposes.

Item  3.  Legal  Proceedings.
----------------------------

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
---------------------------------------------------------------------

  No matter was submitted during the fourth quarter of 1998 to a vote of holders of the Corporation's Common Stock.

PAGE 18
                                     PART II

Item  5.  Market  for  the  Registrant's  Common  Stock and Related  Shareholder
--------------------------------------------------------------------------------
Matters.
--------

  The information required by this Item is incorporated by reference to pages 8, 19 and 20 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  6.  Selected  Financial  Data.
------------------------------------

  The information required by this Item is incorporated by reference to page 24 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
--------------

  The information required by this Item is incorporated by reference to pages 24 through 32 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.

Item  7.A.  Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
----------------------------------------------------------------------------

The information required by this Item is incorporated by reference to pages 28 and 29 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  8.  Financial  Statements  and  Supplementary  Data.
---------------------------------------------------------

  The information required by this Item is incorporated by reference to pages 8 through 23 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
---------------------

None.

PAGE 19
                                    PART III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant.
-------------------------------------------------------------------

  The information required by this Item with respect to the Corporation's directors is incorporated by reference to pages 15 through 18 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 13, 1999.

Executive  Officers  of  Registrant
-----------------------------------
Name                   Age  Position
---------------------  ---  -----------------------------------------------------
Walter E. Daller, Jr.   59  Chairman of the Board, President and Chief Executive
                            Officer of the Corporation.

Demetra  M.  Takes      48  President  and  Chief  Operating  Officer  of
                            Harleysville  since  1998, prior position was Executive
                            Vice President and Chief Operating  Officer of
                            Harleysville.

Fred  C.  Reim, Jr.     55  President and Chief Executive Officer of Security
                            National  bank  since  1998,  prior  position  was
                            Senior  Vice  President  of Harleysville.

Thomas D. Oleksa        45  President and Chief Executive Officer of Citizens.

Vernon L. Hunsberger    50  Treasurer of the Company, Senior Vice President/CFO
                            and Cashier of Harleysville.

Geoffrey  D. Brandon    33  Senior Vice President of Branch Administration for
                            Harleysville since 1998, prior  position  was  Vice
                            President  of  Harleysville.

Mikkalya W. Brown       43  Senior Vice President of Loan Administration of
                            Harleysville.

David Crews             47  Senior Vice President of Harleysville since 1998,
                            prior position was Vice President of Business Development.

Dennis L. Detwiler      51  Senior Vice President of Harleysville.

Bruce D. Fellman        52  Senior Vice President of Harleysville since 1998,
                            prior position was Vice President.

James W. Hamilton       52  Senior Vice President of Harleysville.

Clay  T.  Henry         38  Senior  Vice  President  and  Senior Trust Officer of
                            Harleysville since 1998, prior position was Director
                            of Investments Services for the  Private  Bank  of  PNC
                            Financial  Corporation.

Frank  J.  Lochetto     51  Senior  Vice  President  of  Harleysville.

Linda  C.  Lockhart     47  Senior  Vice  President  of  Customer  Support of
                            Harleysville  since  1998,  Vice  President of Customer
                            Support since 1997, Vice President  of  First  Sterling
                            Bank  (1991-1996).

Gregg  J.  Wagner       38  Senior  Vice  President  of Finance of Harleysville
                            since  1998,  prior  position  was Vice President &
                            Comptroller of Harleysville.

Harry T. Weierbach      54  Senior Vice President and Chief Investment Officer
                            of  Harleysville  since  1998,  Vice  President  (1996
                            to 1998), Assistant Vice President  (1994  to  1998).

Item  11.  Executive  Compensation.
----------------------------------

  The information required by this Item is incorporated by reference to pages 19 through 24 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 13, 1999.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
-------------------------------------------------------------------------------

  The information required by this Item is incorporated by reference to pages 15 through 16 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 13, 1999.

Item  13.  Certain  Relationships  and  Related  Transactions.
-------------------------------------------------------------

  The information required by this Item is incorporated by reference to page 28 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 13, 1999, and to page 17 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which page is included at Exhibit (13) to this Annual Report on Form 10-K.

                              PART IV
                              -------

Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
---------------------------------------------------------------------- --------

(a)  Financial  Statements,  Financial  Statement  Schedules and Exhibits Filed:

  (1)  Consolidated  Financial  Statements                               Page
                                                                         ----
   Harleysville  National  Corporation  and  Subsidiary:
    Consolidated  Balance  Sheets  as  of
    December  31,  1998  and  1997                                          9*
   Consolidated  Statements  of  Income  for  the
    Years  Ended  December  31,  1998,  1997
    and  1996                                                              10*
   Consolidated  Statements  of  Shareholders'
    Equity  for  the  Years  Ended
    December  31,  1998,  1997  and  1996                                  11*
   Consolidated  Statements  of  Cash  Flows
    for  the  Years  Ended  December  31,  1998,
    1997 and 1996                                                          12*
 Notes to Consolidated Financial Statements                             13-23*
 Independent Auditors' Report                                               8*

  (2)  Financial Statement Schedules

  Financial Statements Schedules are omitted because the required information is either not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.


--------------------------------------------------------------------------------
  *Refers to the respective page of the Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 8 to 23 of the Annual Report to Shareholders, are incorporated herein by reference and attached at Exhibit 13 to this Annual Report on Form 10-K. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and in Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

  (3)  Exhibits

Exhibit  No.  Description  of  Exhibits
-----------   -------------------------
(3.1)  Harleysville  National  Corporation  Articles of Incorporation, as amended.
       (Incorporated  by reference  to  Exhibit  3(a)  to  the Corporation's
       Registration Statement No.33-65021 on Form S-4, as filed on December 14,
       1995.)

(3.2)  Harleysville  National  Corporation  By-laws. (Incorporated by reference to
       Exhibit 3(b) to the  Corporation's  Registration Statement No. 33-65021 on
       Form S-4, as filed on December  14, 1995.)

(10.1) Harleysville  National  Corporation  1993  Stock  Incentive  Plan.
       (Incorporated  by  Reference to Exhibit  4.3  of Registrant's Registration
       Statement No.33-57790 on Form S-8,filed with the Commission on October 1,
       1993.)

(10.2) Harleysville  National Corporation Stock Bonus Plan.  (Incorporated by
       Reference to Exhibit 99A of Registrant's  Registration Statement No.33-17813
       on Form S-8, filed with the Commission on December 13, 1996.)

(10.3) Supplemental Executive Retirement Plan.  (Incorporated by Reference to
       Exhibit 10.3 of  Registrant's Annual Report in Form 10-K for the year ended
       December 31, 1997, filed with the Commission on March 27, 1998.)

(10.4) Walter E. Daller, Jr., Chairman, President and Chief Executive Officer's employment agreement. (Incorporated by Reference to Registrant's
       Registration Statement on Form 8-K, filed with the Commission on March 25,
      1999.)

(10.5) Demetra M. Takes, President and Chief Operating Officer of Harleysville employment agreement. (Incorporated by Reference to Registrant's
       Registration Statement on Form 8-K, filed with the Commission on March 25,
       1999.)

(10.6) Vernon L. Hunsberger.  Senior Vice President/CFO and Cashier's employment agreement. (Incorporated by Reference to Registrant's Registration Statement
       on Form 8-K, filed with the Commission on  March  25,  1999.)

(11)   Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to page 15 of the Corporation's Annual Report to
       Shareholders for the  year  ended  December 31, 1998, which is included as
       Exhibit (13) to this Form 10-K Report.

(12) Statements Re: Computation of Ratios. The information for this exhibit is incorporated by reference to page 1 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which is included as Exhibit (13) to this Form 10-K Report.

(13)   Excerpts from the Corporation's 1998 Annual Report to Shareholders. (This
       excerpt includes only page 1 and pages 8 through 32 which are incorporated in this Report by reference.)

(21)   Subsidiaries of Registrant

(23)   Consent of Grant Thornton LLP, Independent Certified Public Accountants

(27)   Financial Data Schedule.

(99)   Additional Exhibits

       None.

PAGE 23

(b)   Reports  on  Form  8-K
      During the quarter ended December 31, 1998, the Registrant did not file any reports on Form 8-K.

                               SIGNATURES
                               ----------

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   HARLEYSVILLE NATIONAL CORPORATION



Date:  March 11, 1999           By:/s/  Walter Daller, Jr.
                                --------------------------
                                    Walter E. Daller, Jr.
                                    President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                            Date
---------                          -----                            ----


____________________               Director                            March 11, 1999
LeeAnn  Bergy


/s/  Walter  E.  Daller,  Jr.     Chairman of the Board, President     March 11, 1999
-----------------------------     and Chief Executive  Officer and
Walter E. Daller, Jr.             Director (Principal Executive Officer)


/s/  Martin  E.  Fossler          Director                             March 11, 1999
------------------------
Martin  E.  Fossler


/s/  Harold  Herr                 Director                             March 11, 1999
-----------------
Harold  A.  Herr


/s/  Vernon  L.  Hunsberger       Treasurer (Principal Financial       March 11, 1999
---------------------------       and Accounting Officer)
Vernon  L.  Hunsberger


____________________              Director                             March 11, 1999
Thomas  S.  McCready


___________________               Director                             March 11, 1999
Henry  M.  Pollak


/s/  Palmer  E.  Retzlaff         Director                             March 11, 1999
-------------------------
Palmer  E.  Retzlaff

/s/  Walter  F.  Vilsmeier        Director                             March 11, 1999
--------------------------
Walter  F.  Vilsmeier


/s/  William  M.  Yocum           Director                             March 11, 1999
-----------------------
William  M.  Yocum

PAGE 26
EXHIBIT  INDEX
--------------

                                  Exhibit
                                  -------

(10.3)  Supplemental Executive Retirement Plan.

(13) Excerpts from the Corporation's 1998 Annual Report to Shareholders (This excerpt includes only page 1 and pages 8 through 32, which are incorporated in this Report by reference.)

(21)    Subsidiaries of Registrant

(23)    Consent of Grant Thornton LLP, Independent Certified Public Accountants

(99)    Additional Exhibits

        None.

