Form 10-Q
period 1999-03-31
HARLEYSVILLE NATIONAL CORP
filed 1999-05-14
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                              SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  1999.
                                    ----------------
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X.   No.
      ---

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,535,899 shares of Common
Stock,  $1.00  par  value,  outstanding  on  April  30,  1999.
PAGE 1

HARLEYSVILLE  NATIONAL  CORPORATION


INDEX  TO  FORM  10-Q  REPORT

                                                                            PAGE
                                                                            ----

Part  I.  Financial  Information

        Item  1.  Financial  Statements:


Consolidated Balance Sheets - March 31, 1999 and December 31, 1998             3

Consolidated Statements of Income-Three Months Ended March 31, 1999 and 1998   4

Consolidated Statements of Cash Flows - Three Months Ended
                  March 31, 1999 and 1998                                      5

Notes to Consolidated Financial Statements                                     6

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                      8

       Item 3. Quantitative and Qualitative Disclosures about Market Risk     19

Part II.  Other Information

       Item 1.  Legal Proceedings                                             20

       Item 2.  Change in Securities and Use of Proceeds                      20

       Item 3.  Defaults Upon Senior Securities                               20

       Item 4. Submission of Matters to a Vote of Security Holders            20

       Item 5. Other Information                                              21

       Item 6.  Exhibits and Reports on Form 8-K                              21

Signatures                                                                    23

PAGE 2

                         PART  1.  FINANCIAL  INFORMATION
               HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEETS

                                   (Unaudited)


(Dollars in thousands)                                                  March 31, 1999      December 31, 1998
                                                                     --------------------  -------------------
ASSETS
Cash and due from banks                                              $            35,381   $           40,204
Federal Funds sold                                                                13,570               13,426
                                                                     --------------------  -------------------
    Total cash and cash equivalents                                               48,951               53,630
                                                                     --------------------  -------------------
Interest-bearing deposits in banks                                                 4,298                3,707
Investment securities available for sale                                         408,514              390,438
Investment securities held to maturity
 (market value $18,600 and $42,202, respectively)                                 18,346               41,520
Loans                                                                            929,086              902,884
Less: Unearned income                                                             (2,028)              (2,574)
         Allowance for loan losses                                               (14,096)             (13,706)
                                                                     --------------------  -------------------
             Net loans                                                           912,962              886,604
                                                                     --------------------  -------------------
Bank premises and equipment, net                                                  19,733               19,542
Accrued income receivable                                                         10,353                9,574
Other real estate owned                                                            1,063                1,131
Intangible assets, net                                                             2,066                1,936
Other assets                                                                       4,925                4,008
                                                                     --------------------  -------------------
         Total assets                                                $         1,431,211   $        1,412,090
                                                                     ====================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                               $           176,501   $          192,156
   Interest-bearing:
     Checking accounts                                                           137,822              139,133
     Money market accounts                                                       222,161              212,156
     Savings                                                                     145,584              140,797
     Time, under $100,000                                                        335,589              329,606
     Time, $100,000 or greater                                                    95,951               90,468
                                                                     --------------------  -------------------
          Total deposits                                                       1,113,608            1,104,316
Accrued interest payable                                                          14,853               14,072
U.S. Treasury demand notes                                                         1,227                1,320
Federal funds purchased                                                           11,500               11,000
Federal Home Loan Bank (FHLB) borrowings                                          96,250               93,500
Securities sold under agreements to repurchase                                    47,468               43,158
Other liabilities                                                                 14,474               13,771
                                                                     --------------------  -------------------
          Total liabilities                                                    1,299,380            1,281,137
                                                                     --------------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued                                        -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 7,535,899 shares in 1999 and
       7,535,683 shares in 1998                                                    7,536                7,536
    Additional paid in capital                                                    50,908               50,900
    Retained Earnings                                                             70,363               67,133
    Accumulated other comprehensive income                                         3,024                5,384
                                                                     --------------------  -------------------
          Total shareholders' equity                                             131,831              130,953
                                                                     --------------------  -------------------
          Total liabilities and shareholders' equity                 $         1,431,211   $        1,412,090
                                                                     ====================  ===================

See accompanying notes to consolidated financial statements.

PAGE 3

                HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                                                     Three months ended
(Dollars in thousands except weighted average number                                      March 31,
                                                                     --------------------
 of common shares and per share information)                                        1999                 1998
                                                                     --------------------  -------------------
INTEREST INCOME:
Loans, including fees                                                $            16,712   $           16,019
Lease financing                                                                    1,514                1,152
Investment securities:
   Taxable                                                                         3,763                3,197
   Exempt from federal taxes                                                       2,355                1,609
Federal funds sold                                                                   108                  284
Deposits in banks                                                                     16                   84
                                                                     --------------------  -------------------
      Total interest income                                                       24,468               22,345
                                                                     --------------------  -------------------

INTEREST EXPENSE:
Savings deposits                                                                   3,063                3,008
Time, under $100,000                                                               4,444                4,371
Time, $100,000 or greater                                                          1,207                1,047
Borrowed funds                                                                     1,735                  945
                                                                     --------------------  -------------------
      Total interest expense                                                      10,449                9,371
                                                                     --------------------  -------------------
      Net interest income                                                         14,019               12,974
Provision for loan losses                                                            477                  565
                                                                     --------------------  -------------------
      Net interest income after provision for loan losses                         13,542               12,409
                                                                     --------------------  -------------------
OTHER OPERATING INCOME:
Service charges                                                                      845                  775
Security gains, net                                                                  117                  207
Trust income                                                                         638                  420
Other Income                                                                         715                  501
                                                                     --------------------  -------------------
      Total other operating income                                                 2,315                1,903
                                                                     --------------------  -------------------
      Net interest income after provision for loan losses
         and other operating income                                               15,857               14,312
                                                                     --------------------  -------------------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits                                              4,811                4,587
Occupancy                                                                            619                  572
Furniture and equipment                                                              967                  780
Other expenses                                                                     2,624                2,410
                                                                     --------------------  -------------------
      Total other operating expenses                                               9,021                8,349
                                                                     --------------------  -------------------
      Income before income taxes                                                   6,836                5,963
Income tax expense                                                                 1,647                1,486
                                                                     --------------------  -------------------
Net income                                                           $             5,189   $            4,477
                                                                     ====================  ===================

Weighted average number of common shares:
        Basic                                                                  7,535,841            7,519,615
                                                                     ====================  ===================
        Diluted                                                                7,551,131            7,541,588
                                                                     ====================  ===================

Net income per share information:
        Basic                                                        $              0.69   $             0.60
                                                                     ====================  ===================
        Diluted                                                      $              0.69   $             0.59
                                                                     ====================  ===================

Cash dividends per share                                             $              0.26   $             0.24
                                                                     ====================  ===================

See accompanying notes to consolidated financial statements.


PAGE 4

                  HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

(Dollars  in  thousands)                                        Three Months  Ended  March  31,


OPERATING ACTIVITIES:                                                          1999       1998
                                                                           ---------  ---------
  Net Income                                                               $  5,189   $  4,477
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                                   477        565
    Depreciation and amortization                                               545        507
    Net amortization of investment
      securities discount/premiums                                              127         92
    Net realized security gain                                                 (117)      (207)
    Increase in accrued income receivable                                      (779)      (715)
    Increase(decrease) in accrued interest payable                              781     (1,186)
    Net increase in other assets                                               (917)      (688)
    Net increase in other liabilities                                         1,973      2,208
    Decrease in unearned income                                                (547)    (1,766)
    Write-down of other real estate owned                                        15         14
    (Increase) decrease in intangible assets                                   (130)        60
                                                                           ---------  ---------
       Net cash provided by operating activities                              6,617      3,361
                                                                           ---------  ---------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale             7,950     17,072
  Proceeds, maturity or calls of investment securities held to maturity           -      5,733
  Proceeds, maturity or calls of investment securities available for sale    35,963      5,517
  Purchases of investment securities available for sale                     (42,456)   (51,773)
  Net increase in interest-bearing deposits in banks                           (591)      (748)
  Net increase in loans                                                     (26,790)   (13,097)
  Net increase in premises and equipment                                       (735)      (758)
  Proceeds from sales of other real estate                                      554        149
                                                                           ---------  ---------
       Net cash used in investing activities                                (26,105)   (37,905)
                                                                           ---------  ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                    9,293     32,684
  Decrease in U.S. Treasury demand notes                                        (93)      (121)
  Increase (decrease) in federal funds purchased                                500    (13,700)
  Increase in FHLB borrowings                                                 2,750     28,000
  Increase in securities sold under agreement                                 4,310      6,975
  Cash dividends & fractional shares                                         (1,959)    (1,748)
  Stock options                                                                   8         91
                                                                           ---------  ---------
    Net cash provided by financing activities                                14,809     52,181
                                                                           ---------  ---------
Net (decrease) increase in cash and cash equivalents                         (4,679)    17,637
Cash and cash equivalents at beginning of period                             53,630     52,991
                                                                           ---------  ---------
Cash and cash equivalents at end of the period                             $ 48,951   $ 70,628
                                                                           =========  =========
  Cash paid during the period for:
     Interest                                                              $  9,668   $ 10,557
                                                                           =========  =========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned            $    501   $    212
                                                                           =========  =========

See accompanying notes to consolidated financial statements.

               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank ("Security") (collectively, the "Banks") and HNC Financial Company - as of March 31, 1999, the results of its operations for three month periods ended
March  31,  1999  and  1998 and the cash flows for the three month periods ended
March 31, 1999 and 1998. It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's 1998 annual report. All prior period amounts were restated to reflect the acquisition of Northern Lehigh Bancorp.

The results of operations for the three month periods ended March 31, 1998 and 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Subsequent to the adoption date, all prior-period amounts are required to be restated to conform to the provision of SFAS No. 130. Comprehensive income for the first three months of 1999 was $2,829,000, compared to $4,970,000 for the first three months of 1998. The adoption of SFAS No. 130 did not have a material impact on the Corporation's financial position or results of operation.

NOTE 4 - On January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. Management has determined that under current conditions, the Corporation will report one business segment.

NOTE 5 - In June 1998, the Financial Accounting standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. On January 1, 1999, the Corporation adopted SFAS No. 133. Concurrent with the adoption, the Corporation reclassified $7,530,000 of investment securities from the held to maturity category to the available for sale category and recorded $221,000 net of taxes of unrealized holding gains in accumulated other comprehensive income.

NOTE 6 - On January 20, 1999, the Corporation consummated its acquisition of Northern Lehigh Bancorp, Inc., parent company of Citizens National Bank of Slatington. Accounted for as a pooling-of-interest, Northern Lehigh Bancorp shareholders received 3.57 shares of Harleysville National Corporation common stock for each share of Northern Lehigh Bancorp common stock.

               The acquisition was affected by the merger of Northern Lehigh Bancorp, Inc. with Harleysville National Corporation North, Inc., a bank holding company and wholly owned subsidiary of Harleysville National Corporation. Citizens National Bank of Slatington merged with and into The Citizens National Bank of Lansford, a national banking association and wholly owned subsidiary of Harleysville National Corporation North, Inc., under the name Citizens National Bank.

ITEM  2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS
-----------------------

              The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation, the Banks and HNC Financial Company. The Corporation's consolidated financial condition and results of operations consist almost entirely of the Banks' financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future.

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

OVERVIEW
--------

               The Corporation reported strong earnings performance in the first quarter of 1999. This performance was achieved through an increase in earning assets and a continuing emphasis on generating other operating income and containing overhead expenses.

     Consolidated net income for the first three months of 1999 was $5,189,000, an increase of $712,000, or 15.9%, over the first three months of 1998 net income of $4,477,000. Basic earning per share for the first three months of 1999 of $.69 increased 15.0%, over the first three months of 1998 basic earnings per share of $.60. Diluted earnings per share at $.69 were up 16.9% from $.59 at March 31, 1998

              The increase in net income during the first three months of 1999, compared to the same period in 1998, is the result of both higher net interest income and other operating income, partially offset by higher other operating expenses. Net interest income grew $1,045,000, primarily as a result of a 16.6% rise in average earning assets. Other operating income rose $412,000, due to higher trust fees, a rise in service charges on deposit accounts and gains on the sale of mortgages. Offsetting these increases was a rise in other operating expenses, primarily related to the overall growth in the Banks.

     For the three months ended March 31, 1999, the annualized return on average shareholders' equity and the annualized return on average assets were 15.76% and 1.48%, respectively. For the same period in 1998, the annualized return on average shareholders' equity was 14.95% and the annualized return on average assets was 1.48%.

PAGE 8
               As of March 31, 1999, the Banks have seen an improvement in asset quality, compared to December 31, 1998 and March 31, 1998, respectively. Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned, were $4,696,000, or .50% of total loans and net assets acquired in foreclosure at March 31, 1999, compared to .58% at December 31, 1998 and .59% at March 31, 1998. The ratio of the allowance for loan losses to nonperforming assets improved to 300.2% at March 31, 1999, from 262.2% at December 31, 1998 and 269.4% at March 31, 1998.

     Net income is affected by five major elements: net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for future losses on loans; other operating income, which is made up primarily of certain fees, trust income and gains and losses from sales of securities; other operating expenses, which consist primarily of salaries and other operating expenses; and income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------

     Net interest income for the first three months of 1999 of $14,019,000 increased $1,045,000, or 8.1%, over the first three months of 1998 net interest income of $12,974,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first three months of 1999, compared to the same period in 1998. The increase in interest income was partially offset by a rise in interest expense, primarily the result of higher volumes

              The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 1999 over March 31, 1998 by their rate and volume components.


                                                            Three Months Ended
                                                             March 31, 1999
                                                               Over/Under
                                                             March 31, 1998

                                                    Total                 Caused by:
                                                                          -----------
                                                   Variance           Rate       Volume
                                             --------------------  -----------  --------
Interest Income:
  Securities *                               $             1,714         ($75)  $ 1,789
  Money market instruments                                  (244)        (117)     (127)
  Loans *                                                  1,015       (1,071)    2,086
                                             --------------------  -----------  --------
     Total                                                 2,485       (1,263)    3,748
                                             --------------------  -----------  --------

Interest Expense:
  Savings deposits                                            55         (264)      319
  Time deposits and certificates of deposit                  233         (171)      404
  Other borrowings                                           790          (35)      825
                                             --------------------  -----------  --------
      Total                                                1,078         (470)    1,548
                                             --------------------  -----------  --------

Net interest income                          $             1,407        ($793)  $ 2,200
                                             ====================  ===========  ========
    *Tax Equivalent Basis

     Taxable-equivalent net interest income was $15,424,000 for the first three months of 1999, compared to $14,017,000 for the same period in 1998, a 10.0% or $1,407,000 increase. This rise in taxable-equivalent net interest income was

PAGE 9
primarily due to a $2,200,000 increase related to volume, which was partially offset by a reduction in interest income, related to rate. Total taxable-equivalent interest income grew $2,485,000, primarily the result of the higher volumes in both the security and loan earning asset categories. Average year-to-date securities grew $102,673,000 at March 31, 1999, compared to the same period in 1998. This increase included $53,000,000 in securities purchased as part of a capital leverage program during the fourth quarter of 1998. To more fully leverage its capital, the Corporation entered into $53,000,000 of structured transactions in which the Bank borrows funds from the Federal Home Loan Bank (FHLB) and invests these borrowed funds into securities that are priced to yield a spread over the FHLB borrowing rate. Average year-to-date earning loans increased $103,186,000, or 12.8% in the first quarter of 1999, compared to the first quarter of 1998.

            Total interest expense grew $1,078,000 during the first three months of 1999, compared to the same period in 1998. This growth was principally the result of higher volumes associated with other borrowings. The average year-to-date other borrowings grew $70,436,000 or 90.7%, compared to the first three months of 1998. This increase in other borrowings is primarily attributed to the funding required for the $53,000,000 capital leverage program. The volume of savings and time deposits grew 11.6% and 7.7%, respectively. The increase in deposit and other borrowing volumes was used to finance the earning asset growth. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

            The Banks actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Banks' Boards of Directors, is responsible for managing the rate sensitivity position. The Banks manage interest rate sensitivity by changing mix and repricing characteristics of their assets and liabilities through their investment securities portfolio, borrowings from the FHLB and their offering of loan and deposit terms. The nature of the Banks current operations is such that is not subject to foreign currency exchange or commodity price risk. The Banks do not own trading assets and they do not have any hedging transactions in place such as interest rate swaps, caps or floors. The Banks utilize three principal reports to measure interest rate risk: asset/liability simulation reports, gap analysis reports and net interest margin reports.

 NET  INTEREST  MARGIN
 ---------------------

     The net interest margin of 4.58% for the three-month period ended March 31, 1999, decreased from the 4.86% net interest margin for the first three months of 1998. The decrease in the net interest margin is primarily due to the institution of the capital leverage program during the fourth quarter of 1998. The actual leverage program yield spread earned during the first quarter of 1999 was 1.63%. Since the current competitive interest rate environment will continue to place downward pressure on the net interest margin, the Banks expect to increase net interest income through the continued growth in market share of loans and deposits. The yield on earning assets of 7.69% during the first three months of 1999 was lower than the 8.11% earned during the first three months of 1998. This drop in yield is primarily due to the capital leverage program and lower rates experienced throughout the earning asset portfolio in 1999, compared to 1998. The first quarter 1999 average interest rate paid on interest-bearing deposits and other borrowings of 3.90% was lower than the first three months of 1998 rate of 4.08%. Lower savings rates were primarily responsible for this decrease.

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

PAGE 10
         For the first three months of 1999 the provision for loan losses was $477,000, compared to $565,000 for the same period in 1998. The lower provision for loan losses during the first quarter of 1999, compared to the same period in 1998 is attributed to the continued improvement in the quality of the loan portfolio. Net loans charged off was $87,000 for the three months ended March 31, 1999, compared to $104,000 for the three months ended March 31, 1998. The ratio of the allowance for loan losses to nonperforming assets for March 31, 1999 of 300.2% was higher than the December 31, 1998 and the March 31, 1998 ratios of 262.2% and 269.4%, respectively.

Allowance  for  Loan  Losses
----------------------------
  Transaction  in  the  allowance  for  loan  losses  are  as  follows:



                                                1999          1998
                                            ------------  ------------
Balance, Beginning of Year                  $13,706,000   $12,592,000
   Provision charged to operating expenses      477,000       565,000
   Loans charged off                           (141,000)     (188,000)
   Recoveries                                    54,000        84,000
                                            ------------  ------------
Balance, March 31                            14,096,000    13,053,000
                                            ============  ============


Ratios:                                            March  31, 1999   Dec. 31, 1998   March  31, 1998
-------------------------------------------------  ----------------  --------------  ----------------
Allowance for loan losses to nonperforming assets            300.2%          262.2%            269.4%
Nonperforming assets to total loans & net assets
acquired in foreclosure                                       0.50%           0.58%             0.59%
Allowance for loan losses to total loans                      1.52%           1.52%             1.61%

The  following  table  sets  forth  an  allocation of the allowance for loan losses by loan category:



                                  March 31, 1999
                                  ---------------
                                             Percent
                               Amount       of Loans
                           ---------------  ---------
Commercial and industrial  $     3,201,000        28%
Consumer loans                   1,694,000        30%
Real estate                      1,551,000        34%
Lease financing                    232,000         8%
Unallocated                      7,418,000  N/A
                           ---------------  ---------
  Total                    $    14,096,000       100%
                           ===============  =========

     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.50% of total loans and net assets acquired in foreclosure at March 31, 1999, compared to 0.58% at December 31, 1998 and 0.60% at March 31, 1998. The ratio of the allowance for loan losses to loans at March 31, 1999 of 1.52% did not change from the December 31, 1998 ratio and was lower than the March 31, 1998 ratio of 1.61%.
     Nonaccruing loans at March 31, 1999 of $3,144,000,000, decreased $307,000 from the December 31, 1998 level of $3,514,000, and increased $194,000 from the March 31, 1998 level of $2,950,000.

              Net assets in foreclosure totaled $1,063,000 as of March 31, 1999, a decrease of $68,000 from the December 31, 1998 balance of $1,131,000. During the first three months of 1999, transfers from loans to assets in foreclosure were $501,000, payments on foreclosed properties totaled $554,000 and write-downs of assets in foreclosure equaled $15,000. The loans transferred to assets in foreclosure included mortgages of $260,000 and leases of $241,000. The balance of net assets in foreclosure at March 31, 1998 was $1,062,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally

PAGE 11
accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of March 31, 1999, there were two unrelated borrowers with troubled debt restructured loans totaling $489,000, compared with three unrelated borrowers with a balance of $583,000 as of December 31, 1998 and $834,000 at March 31, 1998. The two customers were complying with the restructured terms as of March 31, 1999.

     Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 1999, loans past due 90 days or more and still accruing interest were $564,000, compared to $1,350,000 as of December 31, 1998 and $1,544,000 as of March 31, 1998. The decrease in loans past due 90 days at March 31, 1999, compared to December 31, 1998 and March 31, 1998 was primarily the result of a decrease in real estate loans past due 90 days.

The  following  information  concerns  impaired  loans:

Impaired Loans:                                       March 31, 1999   Dec. 31, 1998   March 31, 1998
                                                      ---------------  --------------  ---------------
          Restructured Loans                          $       489,000  $      583,000  $       834,000
          Nonaccrual Loans                            $     2,090,000  $    1,513,000  $     1,558,000
                                                      ---------------  --------------  ---------------
                       Total Impaired Loans           $     2,579,000  $    2,096,000  $     2,392,000
                                                      ===============  ==============  ===============

     Average year-to-date impaired loans:             $     2,576,000  $    2,263,000  $     2,430,000
                                                      ===============  ==============  ===============

     Impaired loans with specific loss allowances:    $     2,579,000  $    2,096,000  $     2,392,000
                                                      ===============  ==============  ===============

     Loss allowances reserved on impaired loans:      $       372,000  $      302,000  $       333,000
                                                      ===============  ==============  ===============

    Year-to-date income recognized on impaired loans  $        11,000  $      103,000  $        21,000
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


OTHER  OPERATING  INCOME
------------------------

                                     Three Months        Ended March 31,
                                -----------------------  ----------------
                                         1999                  1998
                                -----------------------  ----------------
                                         (Dollars in thousands)
Service charges                 $                   845  $            775
Securities gains (losses), net                      117               207
Trust income                                        638               420
Other income                                        715               501
                                -----------------------  ----------------
Total other operating income    $                 2,315  $          1,903
                                =======================  ================

PAGE 12
     Other operating income for the first three months of 1999 increased $412,000, or 21.7%, from $1,903,000 at March 31, 1998 to $2,315,000 at March 31,
1999. This rise in other operating income is the result of a $70,000 growth in service charges, a $218,000 rise in trust income and a $214,000 increase in other income, primarily due to gains on the sale of residential mortgages. A $90,000 decrease in security gains partially offset these increases.

     The $70,000, or 9.0% increase in service charges is primarily the result of a rise in fees charged on transaction deposit accounts. This growth was primarily the result of the 15.2% increase in average deposit transaction accounts, from the first three months of 1998 to the first three months in 1999. The Corporation recorded a net security gain of $117,000 in the first three months of 1999, compared to a $207,000 gain in the same period in 1998. From time to time, the Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the Investment Management and Trust Services Division increased $218,000, or 51.9% in the first three months of 1999, compared to the same period in 1998. This increase was the result of both an increase in the book value of trust assets under management of 12.8% from March 31, 1998 to March 31, 1999, and the Corporation's continuing emphasis on marketing the Investment Management and Trust Services Division's products and services. Other income for the first three months of 1999 increased $214,000, or 42.7%, compared to the same period in 1998. This increase was primarily due to gains on the sale of both residential mortgages and off lease vehicles. The Banks recognized gains on the sale of residential mortgages of $142,000 in the first quarter of 1999, compared to $14,000 in the first quarter of 1998. Gains on the sale of off lease vehicles was $78,000 in the first three months of 1999, compared to $18,000 in the same period of 1998.


OTHER  OPERATING  EXPENSES
--------------------------

                                     Three Months        Ended March 31,
                                -----------------------  ----------------
                                         1999                  1998
                                -----------------------  ----------------
                                          (Dollars in thousands)
Salaries                        $                 3,521  $          3,405
Employee benefits                                 1,290             1,182
Net occupancy expense                               619               572
Equipment expense                                   967               780
Other expenses                                    2,624             2,410
                                -----------------------  ----------------
Total other operating expenses  $                 9,021  $          8,349
                                =======================  ================

     Other operating expenses for the first three months of 1999 of $9,021,000 increased $672,000, or 8.0%, from $8,349,000 for the same period in 1998. The rise in operating expenses was the result of costs related to technology enhancements to be used to improve both the Banks productivity and products offered to customers, and other expenses related to the overall growth of the Banks.

     Employee salaries increased $116,000, or 3.4% from $3,405,000 for the first three months of 1998 to $3,521,000 for the same period in 1999. Employee benefits of $1,290,000 expensed in the first three months of 1999, were $108,000, or 9.1% higher than the $1,182,000 of employee benefits expensed during the same period in 1998. The increase in salaries and employee benefits reflects cost of living increases, merit increases and additional staff necessitated by the growth of the Banks.

     Net occupancy expense increased $47,000, or 8.2%, from $572,000 in the first three months of 1998 to $619,000 in the first three months of 1999. Two new branches opened after April 1998 were primarily responsible for the increase in occupancy expense. Equipment expense increased $187,000, or 24.0%, during the first three months of 1999, compared to the same period in 1998. This increase is due to both equipment depreciation and maintenance associated with planned increased technology capabilities used to manage the rise in volume related to the growth of the Corporation and to enhanced the products offered to customers.

              Other expenses increased $214,000, or 8.9%, from $2,410,000 in the first three months of 1998, compared to $2,624,000 in other expenses recorded during the same period in 1999. This increase is the result of higher expenses associated with the overall growth of the Banks.

INCOME  TAXES
-------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

     Total assets grew $19,121,000, or 1.4%, from $1,412,090,000 at December 31,
1998 to $1,431,211,000 at March 31, 1999. This growth was the result of a rise in earning assets, which grew $22,385,000 to $1,371,786,000 at March 31, 1999, from $1,349,401,000 at December 31, 1998. During the first three months of 1999, federal funds sold, interest-bearing deposits in banks and loans grew $144,000, $591,000, $26,748,000, respectively. Offsetting these increases was a $5,098,000 decrease in investment securities. Total assets grew $184,503,000, or 14.8% at March 31, 1999, compared to March 31, 1998. Loans and investment securities were the primary contributors to this increase by growing $114,206,000 and $90,891,000, respectively during this period.

     Total deposits rose $9,292,000, or .84% from $1,104,316,000 at December 31, 1998 to $1,113,608,000 at March 31, 1999. This modest increase is related to the increase in non-interest bearing deposit balances experienced at year-end. This growth was due to a $11,466,000 rise in time deposits, a $10,005,000 increase in money market accounts, and a $4,787,000 growth in savings accounts. Non-interest bearing deposits decreased $15,655,000 and interest-bearing checking accounts decreased $1,311,000. Other borrowings increased $7,467,000 during the first three months of 1999, primarily the result of an increase in Federal Home Loan Bank borrowings and securities sold under agreement to repurchase. Other borrowings and deposits are used to fund loan and investment growth. Total deposits grew $98,395,000, or 9.7% from March 31, 1998 to March 31, 1999. Other borrowings grew $71,153,000 during this period.

CAPITAL
-------

               Capital formation is important to the Corporation's well being and future growth. Capital for the period ending March 31, 1999 was $131,831,000, an increase of $878,000 over the end of 1998. The increase is primarily the result of the retention of the Corporation's earnings and from the adjustment for the net unrealized gains (losses) on the investment securities available for sale. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars  in  thousands)

                                                              Capital Level required to be           Capital Level required to be
As of March 31, 1999                         Actual               Adequacy Capitalized                     Well Capitalized
------------------------------------------
                                             Amount   Ratio              Amount              Ratio              Amount
                                            --------  ------  -----------------------------  ------  -----------------------------
Total Capital (to risk weighted assets):
------------------------------------------
Corporation                                 $140,881  13.74%  $                      82,025   8.00%  $                     102,531
Harleysville National Bank                    73,626   9.76%                         60,355   8.00%                         75,444
Citizens National Bank                        32,548  18.16%                         14,335   8.00%                         17,919
Security National Bank                         7,820  10.54%                          5,935   8.00%                          7,419
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation                                  127,437  12.43%                         41,012   4.00%                         61,519
Harleysville National Bank                    64,178   8.51%                         30,178   4.00%                         45,266
Citizens National Bank                        30,308  16.91%                          7,167   4.00%                         10,751
Security National Bank                         6,892   9.29%                          2,968   4.00%                          4,452
Tier 1 Capital (to average assets):
------------------------------------------
Corporation                                  127,437   9.10%                         56,008   4.00%                         70,010
Harleysville National Bank                    64,178   6.26%                         41,026   4.00%                         51,283
Citizens National Bank                        30,308  12.00%                         10,103   4.00%                         12,629
Security National Bank                         6,892   6.95%                          3,968   4.00%                          4,961

(Dollars in thousands)
                                                              Capital Level required to              Capital Level required to
As of December 31, 1998                     Actual            be Adequacy Purposes                   be Action Provision
------------------------------------------
                                            Amount    Ratio   Amount                         Ratio   Amount
                                            --------  ------  -----------------------------  ------  -----------------------------
Total Capital (to risk weighted assets):
------------------------------------------
Corporation                                 $137,371  13.77%  $                      79,823   8.00%  $                      99,778
Harleysville National Bank                    70,733   9.70%                         58,316   8.00%                         72,895
Citizens National Bank                        32,040  17.90%                         14,321   8.00%                         17,901
Security National Bank                         7,629  10.74%                          5,680   8.00%                          7,101
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation                                  124,039  12.43%                         39,911   4.00%                         59,867
Harleysville National Bank                    61,603   8.45%                         29,158   4.00%                         43,737
Citizens National Bank                        29,868  16.69%                          7,160   4.00%                         10,740
Security National Bank                         6,741   9.49%                          2,840   4.00%                          4,260
Tier 1 Capital (to average assets):
------------------------------------------
Corporation                                  124,039   9.05%                         54,817   4.00%                         68,521
Harleysville National Bank                    61,603   6.11%                         40,191   4.00%                         50,238
Citizens National Bank                        29,868  11.64%                         10,263   4.00%                         12,828
Security National Bank                         6,741   7.10%                          3,799   4.00%                          4,749


As of March 31, 1999
------------------------------------------
                                            Ratio
                                            ------
Total Capital (to risk weighted assets):
------------------------------------------
Corporation                                 10.00%
Harleysville National Bank                  10.00%
Citizens National Bank                      10.00%
Security National Bank                      10.00%
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation                                  6.00%
Harleysville National Bank                   6.00%
Citizens National Bank                       6.00%
Security National Bank                       6.00%
Tier 1 Capital (to average assets):
------------------------------------------
Corporation                                  5.00%
Harleysville National Bank                   5.00%
Citizens National Bank                       5.00%
Security National Bank                       5.00%

(Dollars in thousands)

As of December 31, 1998
------------------------------------------
                                            Ratio
                                            ------
Total Capital (to risk weighted assets):
------------------------------------------
Corporation                                 10.00%
Harleysville National Bank                  10.00%
Citizens National Bank                      10.00%
Security National Bank                      10.00%
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation                                  6.00%
Harleysville National Bank                   6.00%
Citizens National Bank                       6.00%
Security National Bank                       6.00%
Tier 1 Capital (to average assets):
------------------------------------------
Corporation                                  5.00%
Harleysville National Bank                   5.00%
Citizens National Bank                       5.00%
Security National Bank                       5.00%

     The Corporation's capital ratios exceed regulatory requirements. Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 9.90% at March 31, 1999, compared with 9.80% at December 31, 1998. Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 1999, the Corporation's Tier 1 risk-adjusted capital ratio was 12.43%, and the total risk-adjusted capital ratio was 13.74%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at March 31, 1999.

             The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The

Corporation's leverage ratios were 9.10% at March 31, 1999 and 9.05% at December 31, 1998.

     The year-to-date March 31, 1999 cash dividend per share of $.26 was 8.3% higher than the cash dividend for the same period in 1998 of $.24. The dividend payout ratio for the first three months of 1999 was 37.68%, compared to 38.91% for the twelve month period ended December 31, 1998. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first three months of 1999.
 .

LIQUIDITY
---------

     Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $9,449,000 during the first three months of 1999 and securities available for sale averaged $399,476,000 during the first three months of 1999, more than sufficient to meet normal fluctuations in loan demand or deposit funding. Backup sources of liquidity are provided by federal fund lines of credit established with correspondent banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the FHLB of Pittsburgh, of which the Banks are members. Unused lines of credit at the FHLB of Pittsburgh were $115,534,000, as of March 31, 1999.

OTHER  ITEMS
------------

LEGISLATIVE  &  REGULATORY
--------------------------

              From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Banks. We cannot predict whether the legislation will be enacted or, if enacted, how the legislation would affect the business of the Corporation and the Banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Banks' business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described herein, management believes that the effect of the provisions of the aforementioned legislation on liquidity, capital resources and results of operations of the Corporation will be immaterial.

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

YEAR  2000

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

         The Corporation began the renovation phase of the Y2K plan in January 1998. The renovation phase included developing action plans to correct non-compliant Y2K systems. The action plans included either enhancing the current system to resolve the Y2K problem or purchasing a new system that is Y2K compliant. The renovation phase was completed in May 1998. The Corporation developed a remediation plan for the non-compliant systems. As of March 31, 1999, 95% of the remediation phase has been completed.

          The next phase of the plan was to validate the Y2K compliance of all of the systems. This phase includes developing written test plans and completing the testing of the systems The validation phase was completed during the first quarter of 1999.

          The Corporation has reviewed the Y2K issues related to material third parties and completed an analysis on the loan portfolio. The Corporation's third parties include its vendors and commercial customers. Our material third party relationships are primarily our commercial borrowers. These borrowers may pose a credit risk to the Corporation if they are not Y2K compliant. We have contacted the material commercial customers and their responses were evaluated. We have also performed an analysis on the impact of Y2K issues on the remaining loan portfolio. The Corporation has allocated a portion of the allowance for loan losses as a result of the Y2K issues.

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

          COST  OF  YEAR  2000

          The Committee has prepared a Y2K budget and has tracked expenses related to the Y2K issue. As of March 31, 1999, the Corporation has expensed $130,000 and capitalized fixed assets of $105,000 related to the Y2K issue. The Corporation has estimated the future Y2K expenditures to be $50,000. The
Y2K  project  is  being  funded  through  operating  cash  flows.

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

         CONTINGENCY  PLANS

        A contingency plan is being developed to handle the most reasonably likely Y2K worst-case scenario should it occur. The contingency plan will involve obtaining back-up service providers, working up contingency plans and assessing the potential adverse risks to the Corporation. The contingency plan was completed during the first quarter of 1999. The testing of the contingency plan is scheduled to be completed by June 30, 1999. The Corporation has also utilized an independent consulting firm to verify and validate the Corporation's Y2K plans.

 BRANCHING
 ---------

           The Corporation's subsidiaries currently plan to open at least two new branches. Harleysville National Bank will open a location in Royersford during the second quarter of 1999 and is pursuing a location in Souderton. These new branch sites are contiguous to our current service area and were chosen to expand the Banks' market area and market share of loans and deposits.

ACQUISITION
-----------

          On January 20, 1999, the Corporation consummated its acquisition of Northern Lehigh Bancorp, Inc., parent company of Citizens National Bank of Slatington. Accounted for as a pooling-of-interest, Northern Lehigh Bancorp shareholders received 3.57 shares of Harleysville National Corporation common stock for each share of Northern Lehigh Bancorp common stock.
               The acquisition was affected by the merger of Northern Lehigh Bancorp, Inc. with Harleysville National Corporation North, Inc., a bank holding company and wholly owned subsidiary of Harleysville National Corporation. Citizens National Bank of Slatington merged with and into The Citizens National Bank of Lansford, a national banking association and wholly owned subsidiary of Harleysville National Corporation North, Inc., under the name Citizens National Bank.

ITEM  3  -  Qualitative  and  Quantitative  Disclosures  About  Market  Risk

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

          No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1998.

                          PART II.    OTHER INFORMATION

Item  1.     Legal  Proceedings.
--------     -------------------

     Management, based upon discussions with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries - Harleysville National Bank and Trust Company, Citizens National Bank, Security National Bank and HNC Financial Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and its subsidiaries by government authorities.

Item 2.  Change in Securities and Use of Proceeds
-------  ----------------------------------------

                     Not applicable.

Item 3.  Defaults Upon Senior Securities.
-------  -------------------------------

                     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ---------------------------------------------------

                     (a) The 1999 Annual Meeting of Shareholders was held at 9:30 a.m., on Tuesday, April 13, 1999, at Presidential Caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

                     (b),  (c)  Three matters were voted upon as follows:

                      1.  Three  directors  were  elected, as below:

                            Elected                           Term  Expires
                            -------                           -------------
                            Harold  A.  Herr                       2003
                            Henry  M.  Pollak                      2003
                            Walter  F.  Vilsmeier                  2003

                            The results of the voting for the directors are as follows:

                            Harold  A.  Herr:
                                    For      6,134,602
                                    Against     51,948
                                    Abstain          0

                            Henry  M.  Pollak:
                                    For      6,160,112
                                    Against     26,438
                                    Abstain          0

                            Walter  F.  Vilsmeier:
                                    For      6,124,973
                                    Against     61,577
                                    Abstain          0
PAGE 20
                            Directors  whose  term continued after the meeting:

                                                           Term  Expires
                                                           -------------
                              Palmer  E.  (Pete)  Retzlaff       2000
                              LeeAnn  Bergey                     2000
                              William  M.  Yocum                 2001
                              Walter  E.  Daller  Jr.            2002
                              Martin  E.  Fossler                2002
                              Thomas  S.  McCready               2002

                     2.  The Harleysville National Corporation 1998
                            Stock Incentive Plan was approved and adopted.

                         The results of the voting for the 1998 Stock
                         Incentive Plan is as follows:
                              For                5,213,000
                              Against            374,701
                              Abstain              29,709

                     3.  The Harleysville National Corporation 1998
                           Independent Directors Stock Option Plan was approved and adopted.

                         The results of the voting for the 1998 Independent Directors Stock Option Plan is as follows:
                              For                5,222,966
                              Against            343,478
                              Abstain              50,965

Item 5.  Other Information
--------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------
         (a) Exhibits:
             The following exhibit is being filed as part of this Report:

Exhibit No.   Description of Exhibits
-----------   -----------------------

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

(10.5) Demetra M. Takes, President and Chief Operating Officer of Harleysville employment agreement. (Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the Commission on March 25,1999.)

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

(27)       Financial  Data  Schedule.


            (b)  Reports on Form 8-K:
                      None.

PAGE 22
                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    HARLEYSVILLE  NATIONAL  CORPORATION



                          __________________________________
                         /s/ Walter E. Daller, Jr., President
                             and Chief Executive Officer
                             (Principal executive officer)




                         ___________________________________
                         /s/ Vernon L. Hunsberger, Treasurer
                         (Principal financial and accounting officer)



Date:  May  14,  1999

PAGE 23

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

PAGE 24