Form 10-Q
period 1999-06-30
HARLEYSVILLE NATIONAL CORP
filed 1999-08-12
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.
                               -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,539,469 shares of Common Stock, $1.00 par value, outstanding on July 31, 1999.

                  HARLEYSVILLE NATIONAL CORPORATION


                      INDEX TO FORM 10-Q REPORT

                                                                           PAGE
                                                                           ----

Part I.  Financial Information

  Item 1. Financial Statements:

     Consolidated Balance Sheets - June 30, 1999 and December 31, 1998        3

     Consolidated Statements of Income - Six Months and Three Months
        Ended June 30, 1999 and 1998                                          4

     Consolidated Statements of Cash Flows - Six Months Ended  June 30,
        1999 and 1998                                                         5

     Notes to Consolidated Financial Statements                               6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

  Item 3. Quantitative and Qualitative Disclosures about Market Risk         19

Part II.  Other Information

  Item 1.  Legal Proceedings                                                 20

  Item 2.  Change in Securities and Use of Proceeds                          20

  Item 3.  Defaults Upon Senior Securities                                   20

  Item 4. Submission of Matters to a Vote of Security Holders                20

  Item 5. Other Information                                                  20

  Item 6.  Exhibits and Reports on Form 8-K                                  20

Signatures                                                                   22

                           PART 1.  FINANCIAL INFORMATION
                 HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEETS
                                  (Unaudited)


(Dollars in thousands)                                                June 30, 1999    December 31, 1998
                                                                     ---------------  -------------------
ASSETS
Cash and due from banks                                              $       46,321   $           40,204
Federal Funds sold                                                                -               13,426
                                                                     ---------------  -------------------
    Total cash and cash equivalents                                          46,321               53,630
                                                                     ---------------  -------------------
Interest-bearing deposits in banks                                            8,411                3,707
Investment securities available for sale                                    441,383              390,438
Investment securities held to maturity
 (market value $12,672 and $42,202, respectively)                            12,552               41,520
Loans                                                                       976,281              902,884
Less: Unearned income                                                        (1,026)              (2,574)
         Allowance for loan losses                                          (14,312)             (13,706)
                                                                     ---------------  -------------------
             Net loans                                                      960,943              886,604
                                                                     ---------------  -------------------
Bank premises and equipment, net                                             20,744               19,542
Accrued income receivable                                                    10,496                9,574
Other real estate owned                                                         413                1,131
Intangible assets, net                                                        2,154                1,936
Other assets                                                                  5,743                4,008
                                                                     ---------------  -------------------
         Total assets                                                $    1,509,160   $        1,412,090
                                                                     ===============  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                               $      193,806   $          192,156
   Interest-bearing:
     Checking accounts                                                      138,402              139,133
     Money market accounts                                                  236,733              212,156
     Savings                                                                150,564              140,797
     Time, under $100,000                                                   339,834              329,606
     Time, $100,000 or greater                                              115,279               90,468
                                                                     ---------------  -------------------
          Total deposits                                                  1,174,618            1,104,316
Accrued interest payable                                                     15,765               14,072
U.S. Treasury demand notes                                                    2,416                1,320
Federal funds purchased                                                      23,000               11,000
Federal Home Loan Bank (FHLB) borrowings                                     96,250               93,500
Securities sold under agreements to repurchase                               56,813               43,158
Other liabilities                                                            10,916               13,771
                                                                     ---------------  -------------------
          Total liabilities                                               1,379,778            1,281,137
                                                                     ---------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued                                   -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 7,539,469 shares in 1999 and
       7,535,683 shares in 1998                                               7,539                7,536
    Additional paid in capital                                               50,935               50,900
    Retained Earnings                                                        74,155               67,133
    Accumulated other comprehensive income                                   (3,247)               5,384
                                                                     ---------------  -------------------
          Total shareholders' equity                                        129,382              130,953
                                                                     ---------------  -------------------
          Total liabilities and shareholders' equity                 $    1,509,160   $        1,412,090
                                                                     ===============  ===================

See accompanying notes to consolidated financial statements.


                        HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)


                                                                     Six months ended               Three months ended
(Dollars in thousands except weighted average number                     June 30,                        June 30,
                                                                    -----------------              -------------------
 of common shares and per share information)                             1999        1998                 1999        1998
                                                            -----------------  ----------  -------------------  ----------
INTEREST INCOME:
Loans, including fees                                       $          34,042  $   32,425  $            17,331  $   16,406
Lease financing                                                         3,219       2,370                1,705       1,218
Investment securities:
   Taxable                                                              7,881       6,502                4,118       3,305
   Exempt from federal taxes                                            4,713       3,464                2,358       1,855
Federal funds sold                                                        304         559                  195         275
Deposits in banks                                                          52         155                   36          71
                                                            -----------------  ----------  -------------------  ----------
      Total interest income                                            50,211      45,475               25,743      23,130
                                                            -----------------  ----------  -------------------  ----------

INTEREST EXPENSE:
Savings deposits                                                        6,285       6,189                3,223       3,182
Time, under $100,000                                                    8,952       8,844                4,507       4,473
Time, $100,000 or greater                                               2,575       2,217                1,368       1,170
Borrowed funds                                                          3,513       1,990                1,778       1,044
                                                            -----------------  ----------  -------------------  ----------
      Total interest expense                                           21,325      19,240               10,876       9,869
                                                            -----------------  ----------  -------------------  ----------
      Net interest income                                              28,886      26,235               14,867      13,261
Provision for loan losses                                                 954       1,130                  477         565
                                                            -----------------  ----------  -------------------  ----------
      Net interest income after provision for loan losses              27,932      25,105               14,390      12,696
                                                            -----------------  ----------  -------------------  ----------
OTHER OPERATING INCOME:
Service charges                                                         1,707       1,564                  862         789
Security gains, net                                                       451         326                  334         119
Trust income                                                            1,296       1,001                  658         581
Other Income                                                            1,402       1,248                  687         747
                                                            -----------------  ----------  -------------------  ----------
      Total other operating income                                      4,856       4,139                2,541       2,236
                                                            -----------------  ----------  -------------------  ----------
      Net interest income after provision for loan losses
         and other operating income                                    32,788      29,244               16,931      14,932
                                                            -----------------  ----------  -------------------  ----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits                                   9,819       9,246                5,009       4,659
Occupancy                                                               1,211       1,098                  592         526
Furniture and equipment                                                 1,956       1,628                  989         848
Other expenses                                                          5,213       4,961                2,588       2,551
                                                            -----------------  ----------  -------------------  ----------
      Total other operating expenses                                   18,199      16,933                9,178       8,584
                                                            -----------------  ----------  -------------------  ----------
      Income before income taxes                                       14,589      12,311                7,753       6,348
Income tax expense                                                      3,648       3,044                2,001       1,558
                                                            -----------------  ----------  -------------------  ----------
Net income                                                  $          10,941  $    9,267  $             5,752  $    4,790
                                                            =================  ==========  ===================  ==========

Weighted average number of common shares:
        Basic                                                       7,536,206   7,521,834            7,536,566   7,524,029
                                                            =================  ==========  ===================  ==========
        Diluted                                                     7,549,494   7,542,609            7,547,875   7,543,619
                                                            =================  ==========  ===================  ==========

Net income per share information:
        Basic                                               $            1.45  $     1.24  $              0.76  $     0.64
                                                            =================  ==========  ===================  ==========
        Diluted                                             $            1.45  $     1.23  $              0.76  $     0.64
                                                            =================  ==========  ===================  ==========

Cash dividends per share                                    $            0.52  $     0.48  $              0.26  $     0.24
                                                            =================  ==========  ===================  ==========

See accompanying notes to consolidated financial statements.

PAGE 4

                       HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


(Dollars in thousands)                                                                  Six Months Ended June 30,
OPERATING ACTIVITIES:                                                                             1999       1998
                                                                                             ---------  ---------
  Net Income                                                                               $    10,941   $  9,267
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                                                                      954      1,130
    Depreciation and amortization                                                                1,147        995
    Net amortization of investment
      securities discount/premiums                                                                 326        194
    Net realized security gain                                                                    (451)      (326)
    Increase in accrued income receivable                                                         (921)      (942)
    Increase (decrease) in accrued interest payable                                              1,694       (752)
    Net increase in other assets                                                                (1,736)    (1,314)
    Net increase in other liabilities                                                            1,791      1,868
    Decrease in unearned income                                                                 (1,549)    (1,303)
    Write-down of other real estate owned                                                           66         19
    Increase in intangible assets                                                                 (218)       (35)
                                                                                              ---------  ---------
       Net cash provided by operating activities                                                12,044      8,801
                                                                                              ---------  ---------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                               29,435     27,327
  Proceeds, maturity or calls of investment securities held to maturity                          5,447      8,447
  Proceeds, maturity or calls of investment securities available for sale                       48,607     13,703
  Purchases of investment securities available for sale                                       (118,621)   (96,856)
  Net (increase) decrease in interest-bearing deposits in banks                                 (4,704)       447
  Net increase in loans                                                                        (74,357)   (45,006)
  Net increase in premises and equipment                                                        (2,349)    (1,434)
  Proceeds from sales of other real estate                                                       1,266        444
                                                                                             ----------  ---------
       Net cash used in investing activities                                                  (115,276)   (92,928)
                                                                                             ----------  ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                      70,303     72,448
  Increase (decrease) in U.S. Treasury demand notes                                              1,096       (136)
  Increase (decrease) in federal funds purchased                                                12,000    (13,700)
  Increase in FHLB borrowings                                                                    2,750     28,000
  Increase in securities sold under agreement                                                   13,655      3,250
  Cash dividends & fractional shares                                                            (3,920)    (3,497)
  Stock options                                                                                     39        183
                                                                                           -----------  ---------
    Net cash provided by financing activities                                                   95,923     86,548
                                                                                          ------------  ---------
Net (decrease) increase in cash and cash equivalents                                            (7,309)     2,421
Cash and cash equivalents at beginning of period                                                53,630     52,991
                                                                                          ------------  ---------
Cash and cash equivalents at end of the period                                          $       46,321   $ 55,412
                                                                                          ============  =========
  Cash paid during the period for:
     Interest                                                                           $       19,632   $ 19,993
                                                                                          ============  =========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned                         $          614   $    802
                                                                                          ============  =========

See accompanying notes to consolidated financial statements.

PAGE 5
               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (or the "corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company, Citizens National Bank, Security National Bank and HNC Financial Company - as of June 30, 1999, the results of its operations for six and three month periods ended June 30, 1999 and 1998 and the cash flows for the six month periods ended June 30, 1999 and 1998. This quarterly report refers to the corporation's subsidiary banks, collectively as "the banks." It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the corporation and the notes thereto set forth in the corporation's 1998 annual report. All prior period amounts were restated to reflect the acquisition of Northern Lehigh Bancorp.

The results of operations for the six and three month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - On January 1, 1998, the corporation adopted the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains (losses) on available for sale investment securities. Subsequent to the adoption date, all prior-period amounts are required to be restated to conform to the provision of SFAS No. 130. Comprehensive income for the first six months of 1999 was $2,310,000, compared to $9,999,000 for the first six months of 1998. The market value of the available for sale investment securities was reduced by the higher interest rates experienced during the first half of 1999. The adoption of SFAS No. 130 did not have a material impact on the corporation's financial position or results of operation.

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

NOTE 6 - On January 20, 1999, the corporation consummated its acquisition of Northern Lehigh Bancorp, Inc., parent company of Citizens National Bank of Slatington. Accounted for as a pooling-of-interest, Northern Lehigh Bancorp shareholders received 3.57 shares of Harleysville National Corporation common stock for each share of Northern Lehigh Bancorp common stock.
      The acquisition was affected by the merger of Northern Lehigh
Bancorp, Inc. with Harleysville National Corporation North, Inc., and a bank holding company and wholly owned subsidiary of Harleysville National Corporation. Citizens National Bank of Slatington merged with and into The Citizens National Bank of Lansford, a national banking association and wholly owned subsidiary of Harleysville National Corporation North, Inc., under the name Citizens National Bank.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

      The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the corporation, the banks and HNC Financial Company. The corporation's consolidated financial condition and results of operations consist almost entirely of the banks financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future.

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

OVERVIEW
--------
     The corporation reported strong earnings performance in the first six months of 1999 and the second quarter of 1999. Net income increased 18.1% for the first six months of 1999, compared to the same period in 1998. The second quarter net income grew 20.1%, compared to the second quarter of 1998. This performance was achieved through an increase in earning assets and a continuing emphasis on generating other operating income and containing overhead expenses.

     Consolidated net income for the first six months of 1999 was $10,941,000, an increase of $1,674,000, or 18.1%, over the first six months of 1998 net income of $9,267,000. Basic earning per share for the first six months of 1999 of $1.45 increased 16.9%, over the first six months of 1998 basic earnings per
share of $1.24.   Diluted earnings per share at $1.45 were up 17.9% from $1.23 at June 30, 1998. Consolidated net income for the second quarter of 1999 was $5,752,000, an increase of $962,000, or 20.1%, over the second quarter of 1998 net income of $4,790,000. For the quarter ended June 30, 1999, basic and diluted earnings per share at $.76 were up 18.8% from $.64 in the comparable period last year.

     The increase in net income during the first six months of 1999, compared to the same period in 1998, is the result of both higher net interest income and other operating income, partially offset by higher other operating expenses. Net interest income grew $2,651,000, primarily as a result of a 16.5% rise in average earning assets. Other operating income rose $717,000, due to higher trust fees, a rise in service charges on deposit accounts and gains on the sale of mortgages. Offsetting these increases was a rise in other operating expenses, primarily related to the overall growth in the banks. The second quarter of 1999 rise in net income compared to the second quarter of 1998 is primarily the result of a $1,606,000 rise in net interest income related to the 17.2% increase in average earning assets during this period.

     For the six months ended June 30, 1999, the annualized return on average shareholders' equity and the annualized return on average assets were 16.70% and 1.53%, respectively. For the same period in 1998, the annualized return on average shareholders' equity was 15.27% and the annualized return on average assets was 1.50%. For the three months ended June 30, 1999, the annualized return on average shareholders' equity and the annualized return on average assets were 17.57% and 1.58%, respectively. For the same period in 1998, the annualized return on average shareholders' equity was 15.58% and the annualized return on average assets was 1.52%.

      As of June 30, 1999, the banks have seen an improvement in asset quality, compared to December 31, 1998 and June 30, 1998, respectively. Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned, were $5,435,000, or .56% of total loans and net assets acquired in foreclosure at June 30, 1999, compared to .60% at December 31, 1998 and .60% at June 30, 1998. The ratio of the allowance for loan losses to nonperforming assets was 263.3% at June 30, 1999, an increase from 253.3% at December 31, 1998 and 259.6% at June 30, 1998.

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

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES
------------------------------------------------------

     Net interest income for the first six months of 1999 was $28,886,000, an increase of $2,651,000, or 10.1%, over the first six months of 1998 which was $26,235,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first six months of 1999, compared to the same period in 1998. The increase in interest income was partially offset by a rise in interest expense, as a result of higher deposit volumes. The second quarter 1999 net interest income rose 12.1% compared to the same period in 1998. This rise primarily resulted from the interest income generated by an increase in earning assets, partially offset by higher interest expense related to higher deposit volumes.

      The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the six months ended June 30, 1999 over June 30, 1998 and the three months ended June 30, 1999 over June 30, 1998 by their rate and volume components.


                                                         Six Months Ended                           Three Months Ended
                                                          June 30, 1999                               June 30, 1999
                                                            Over/Under                                  Over/Under
                                                          June 30, 1998                               June 30, 1998

                                                   Total         Caused by:                    Total          Caused by:
                                                                 -----------                                  -----------
                                                  Variance          Rate       Volume         Variance           Rate
                                             ------------------  -----------  --------  --------------------  -----------
Interest Income:
  Securities *                               $           3,297         ($32)  $ 3,329   $             1,587         ($69)
  Money market instruments                                (358)        (189)     (169)                 (115)        (101)
  Loans *                                                2,334       (2,052)    4,386                 1,321       (1,172)
                                             ------------------  -----------  --------  --------------------  -----------
     Total                                               5,273       (2,273)    7,546                 2,793       (1,342)
                                             ------------------  -----------  --------  --------------------  -----------

Interest Expense:
  Savings deposits                                          96         (592)      688                    41         (329)
  Time deposits and certificates of deposit                466         (452)      918                   232         (281)
  Other borrowings                                       1,523         (478)    2,001                   734          (51)
                                             ------------------  -----------  --------  --------------------  -----------
      Total                                              2,085       (1,522)    3,607                 1,007         (661)
                                             ------------------  -----------  --------  --------------------  -----------

Net interest income                          $           3,188        ($751)  $ 3,939   $             1,786        ($681)
                                             ==================  ===========  ========  ====================  ===========
    *Tax Equivalent Basis

                                              Volume
                                             --------
Interest Income:
  Securities *                               $ 1,656
  Money market instruments                       (14)
  Loans *                                      2,493
                                             --------
     Total                                     4,135
                                             --------

Interest Expense:
  Savings deposits                               370
  Time deposits and certificates of deposit      513
  Other borrowings                               786
                                             --------
      Total                                    1,669
                                             --------

Net interest income                          $ 2,466
                                             ========
    *Tax Equivalent Basis

     Taxable-equivalent net interest income was $31,646,000 for the first six months of 1999, compared to $28,458,000 for the same period in 1998, a 11.2% or $3,188,000 increase. Taxable-equivalent net interest income rose primarily due to a $3,939,000 increase related to volume, which was only partially offset by a reduction related to rate. Total taxable-equivalent interest income grew $5,273,000, primarily the result of the higher volumes in both the security and loan earning asset categories. Average year-to-date securities and loans grew $108,229,000 and $94,682,000, respectively at June 30, 1999, compared to the same period in 1998. This increase included $53,000,000 securities purchased as part of a capital leverage program during the fourth quarter of 1998. To more fully leverage its capital, the corporation entered into $53,000,000 of structured transactions in which the banks borrows funds from the Federal Home Loan Bank (FHLB) and invests these borrowed funds in securities that are priced to yield a spread over the FHLB borrowing rate.

      Total interest expense grew $2,085,000 during the first six months of 1999, compared to the same period in 1998. This growth was principally the result of higher volumes associated with other borrowings. The average year-to-date other borrowings grew $60,042,000, compared to the first six months of 1998. This increase in other borrowings is primarily attributable to the funding required for the $53,000,000 capital leverage program. The volume of savings and time deposits grew 12.3% and 8.7%, respectively. The increase in deposit and other borrowing volumes was used to finance the earning asset growth. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

        Taxable-equivalent net interest income of $16,222,000 was $1,786,000 or 12.4% higher in the second quarter of 1999, compared to $14,436,000 for the same period in 1998. Interest income grew $2,793,000 during the period, as a result of an increase in security and loan volumes. Second quarter average securities and loans grew 27.2% and 15.0%, respectively, compared to the second quarter of 1998. The increase in the interest income was partially offset by a $1,007,000 rise in interest expense. Increases in all deposit category volumes contributed to this increase in interest expense. Non-accruing loans are included in the average balance yield calculations, but the average non-accruing loans had no material effect on the results.

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

 NET INTEREST MARGIN
 -------------------

     The net interest margin of 4.61% for the six-month period ended June 30, 1999, decreased from the 4.83% net interest margin for the same period of 1998. The decrease in the net interest margin is primarily due to the institution of the capital leverage program during the fourth quarter of 1998. The actual leverage program yield spread earned during the first half of 1999 was 1.65%. Since the current competitive interest rate environment will continue to place downward pressure on the net interest margin, the banks expect an increase in net interest income through the continued growth in market share of loans and deposits. The yield on earning assets of 7.71% during the first six months of 1999 was lower than the 8.09% earned during the first six months of 1998. This drop in yield is primarily due to the capital leverage program and the lower average prime rate experienced in 1999, compared to 1998. The rates of all interest bearing liability categories decreased in the first half of 1999, compared to the same period in 1998. The second quarter 1999 net interest margin of 4.63% decreased from the second quarter of 1998 net interest margin of 4.87.

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

      For the first six months of 1999 the provision for loan losses was $954,000, compared to $1,130,000 for the same period in 1998. The lower provision for loan losses during the first half of 1999, compared to the same period in 1998 is attributable to the continued stability in the quality of the
loan portfolio.   Net loans charged-off were $348,000 for the six months ended
June 30, 1999, compared to $462,000 for the six months ended June 30, 1998. The ratio of the allowance for loan losses to nonperforming assets for June 30, 1999 of 263.3% did not significantly change from the December 31, 1998 and the June 30, 1998 ratios of 253.3% and 259.6%, respectively.

Allowance for Loan Losses
-------------------------
           Transaction in the allowance for loan losses are as follows:

                                                         1999             1998
                                                   ----------------  ---------------
Balance, Beginning of Year                           $13,706,000       $12,592,000
Provision charged to operating expenses                954,000          1,130,000
Loans charged off                                     (436,000)         (675,000)
Recoveries                                              88,000           213,000
                                                   ----------------  ---------------
Balance, June 30                                      14,312,000       13,260,000
                                                   ================  ===============

Ratios:                                            June  30, 1999    Dec. 31, 1998    June  30, 1998
-------------------------------------------------  ----------------  ---------------  ---------------
Allowance for loan losses to nonperforming assets            263.3%           253.3%           259.6%
Nonperforming assets to total loans & net assets
acquired in foreclosure                                       0.56%            0.60%            0.60%
Allowance for loan losses to total loans                      1.47%            1.52%            1.57%

The following table sets forth an allocation of the allowance for loan losses by loan category:

                                June 30, 1999
                               --------------
                                            Percent
                               Amount      of Loans
                           --------------  ---------
Commercial and industrial  $    2,938,000        28%
Consumer loans                  1,954,000        31%
Real estate                     1,417,000        33%
Lease financing                   335,000         8%
Unallocated                     7,668,000  N/A
                           --------------  ---------
  Total                    $   14,312,000       100%
                           ==============  =========

     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.56% of total loans and net assets acquired in foreclosure at June 30, 1999, compared to 0.60% at December 31, 1998 and June 30, 1998. The ratio of the allowance for loan losses to loans at June 30, 1999 of 1.47% was lower than both the December 31, 1998 ratio of 1.52% and the June 30, 1998 ratio of 1.57%.

     Nonaccruing loans at June 30, 1999 of $4,541,000, increased $845,000 from the December 31, 1998 level of $3,696,000, and increased $1,410,000 from the June 30, 1998 level of $3,131,000. The growth during these periods was due to an increase in loans collateralized by commercial real estate.

      Net assets in foreclosure totaled $413,000 as of June 30, 1999, a decrease of $718,000 from the December 31, 1998 balance of $1,131,000. During the first six months of 1999, transfers from loans to assets in foreclosure were $614,000, payments on foreclosed properties totaled $1,266,000 and write-downs of assets in foreclosure equaled $66,000. The loans transferred to assets in foreclosure included mortgages of $260,000 and leases of $354,000. The balance of net assets in foreclosure at June 30, 1998 was $1,351,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of June 30, 1999, there were two unrelated borrowers with troubled debt restructured loans totaling $481,000, compared with three unrelated borrowers with a balance of $583,000 as of December 31, 1998 and $624,000 at June 30, 1998. The two customers were complying with the restructured terms as of June 30, 1999.

     Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of June 30, 1999, loans past due 90 days or more and still accruing interest were $666,000, compared to $1,350,000 as of December 31, 1998
and $1,218,000 as of June 30, 1998.   The decrease in loans past due 90 days at
June 30, 1999, compared to December 31, 1998 and June 30, 1998 was primarily the result of a decrease in loans collateralized by commercial real estate.

The following information concerns impaired loans:


Impaired Loans:                                       June 30, 1999   Dec. 31, 1998   June 30, 1998
                                                      --------------  --------------  --------------
          Restructured Loans                          $      481,000  $      583,000  $      624,000
          Nonaccrual Loans                            $    2,766,000  $    1,513,000  $    1,335,000
                                                      --------------  --------------  --------------
                       Total Impaired Loans           $    3,247,000  $    2,096,000  $    1,959,000
                                                      ==============  ==============  ==============

     Average year-to-date impaired loans:             $    2,612,000  $    2,263,000  $    2,251,000
                                                      ==============  ==============  ==============

     Impaired loans with specific loss allowances:    $    3,247,000  $    2,096,000  $    1,959,486
                                                      ==============  ==============  ==============

     Loss allowances reserved on impaired loans:      $      433,000  $      302,000  $      219,000
                                                      ==============  ==============  ==============

    Year-to-date income recognized on impaired loans  $       23,000  $      103,000  $       37,000
                                                      ==============  ==============  ==============

    The banks' recognize interest income on impaired loans under the accrual method. The banks recognize income on nonaccrual loans under the cash basis method when the loans are both current and sufficiently collateralized to cover the outstanding obligations to the banks. The banks will not recognize income if these factors do not exist.

PAGE 12

OTHER OPERATING INCOME
----------------------
                              Six Months Ended June 30,    Three Months Ended June 30,
                                  1999    1998               1999     1998
                              ------------------------     --------------------------
                                             (Dollars in thousands)


Service charges                 $1,707  $1,564             $  862  $  789
Securities gains (losses), net     451     326                334     119
Trust income                     1,296   1,001                658     581
Other income                     1,402   1,248                687     747
                                ------  ------             ------  ------
Total other operating income    $4,856  $4,139             $2,541  $2,236
                                ======  ======             ======  ======

     Other operating income for the first six months of 1999 increased $717,000, or 17.3%, from $4,139,000 at June 30, 1998 to $4,856,000 at June 30, 1999.
This rise in other operating income is the result of a $143,000 growth in service charges, a $125,000 increase in security gains, a $295,000 rise in trust income and a $154,000 increase in other income. In the second quarter of 1999 other income of $2,541,000 was $305,000 or 13.6% higher than the same period in 1998. Gains in securities were the primary source of this increase.

     The $143,000, or 9.1% increase in service charges is primarily the result
of a rise in fees charged on transaction deposit accounts.   This increase in
fees is due to the 16.2% increase in average deposit transaction accounts in the
first six months of 1999, compared to the first six months in 1998.   The 1999
second quarter service charge income of $862,000, increased $73,000, or 9.3% over the second quarter of 1998.

     The corporation recorded a net security gain of $451,000 in the first six months of 1999, compared to a $326,000 gain in the same period in 1998. The second quarter of 1999 net security gain of $334,000 increased from the $119,000 security gain recognized in the same period in 1998. From time to time, the corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the corporation's Investment Management and Trust Services Division increased $295,000, or 29.5% in the first six months of 1999, compared
to the same period in 1998.   The second quarter of 1999 trust income of
$658,000, was 13.3% higher than the second quarter of 1998. This increase was the result of both an increase in the book value of trust assets under management of 6.7% from June 30, 1998 to June 30, 1999, and the corporation's continuing emphasis on marketing the Investment Management and Trust Services Division's products and services. Other income for the first six months of 1999 increased $154,000, or 12.3%, compared to the same period in 1998. This increase was primarily due to gains on the sale of off lease vehicles and equipment, and an increase in ATM fees. The second quarter of 1999 other income of $687,000 was lower than the second quarter of 1998 other income of $747,000. This $60,000 reduction is attributed to lower gains recognized on the sale of residential mortgages during the second quarter of 1999, compared to the second quarter of 1998.

OTHER OPERATING EXPENSES
------------------------

                           Six Months Ended June 30,      Three Months Ended June 30,
                                 1999      1998              1999       1998
                           ------------------------       ---------------------------
                                           (Dollars in thousands)
Salaries                        $ 7,369  $ 6,972            $3,849     $3,567
Employee benefits                 2,450    2,274             1,160      1,092
Net occupancy expense             1,211    1,098               592        526
Equipment expense                 1,956    1,628               989        848
Other expenses                    5,213    4,961             2,588      2,551
                                -------  -------            ------     ------
Total other operating expenses  $18,199  $16,933            $9,178     $8,584
                                =======  =======            ======     ======

     Other operating expenses for the first six months of 1999 of $18,199,000 increased $1,266,000, or 7.5%, from $16,933,000 for the same period in 1998. The 1999 second quarter other operating expenses grew 6.9%, compared to the second quarter of 1998. Our constant focus on controlling expenses and improving efficiencies has held the growth of our other operating expense much lower than our 17.3% growth in total assets and our 18.1% increase in year-to-date income.

     Employee salaries increased $397,000, or 5.7% from $6,972,000 for the first six months of 1998 to $7,369,000 for the same period in 1999. Employee benefits of $2,450,000 expensed in the first six months of 1999, were $176,000, or 7.7% higher than the $2,274,000 of employee benefits expensed during the same period in 1998. Salaries and employee benefits grew 7.9% and 6.2%, respectively in the second quarter of 1999, compared to the second quarter of 1998. The increase in salaries and employee benefits reflects cost of living increases, merit increases and additional staff necessitated by the growth of the banks.

     Net occupancy expense increased $113,000, or 10.3%, from $1,098,000 in the first six months of 1998 to $1,211,000 in the first six months of 1999. The second quarter of 1999 occupancy expense grew 12.5%, compared to the second quarter of 1998. Two new branches opened after June 1998 were primarily responsible for the increase in occupancy expense. Equipment expense increased $328,000, or 20.1%, during the first six months of 1999, compared to the same period in 1998. The second quarter of 1999 equipment expense grew 16.6% over
the second quarter of 1998.   This increase is due to both equipment
depreciation and maintenance associated with planned increased technology capabilities used to manage the rise in volume related to the growth of the corporation and to enhanced the products offered to customers.

      Other expenses increased $252,000, or 5.1%, from $4,961,000 in the first six months of 1998, compared to $5,213,000 in other expenses recorded
during the same period in 1999.   The second quarter of 1999 other expenses grew
by a marginal rate of 1.5% over the second quarter of 1998. This increase is the result of higher expenses associated with the overall growth of the banks.

INCOME TAXES
------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE SHEET ANALYSIS
----------------------

     INVESTMENT SECURITIES

     Total investment securities at June 30, 1999, of $453,935,000 grew $21,977,000, or 5.1% over the December 31, 1998 balance of $431,958,000. The
June 30, 1999 balance grew $93,665,000, or 26.0% compared to the June 30, 1998 balance of $360,270,000. This increase included the $53,000,000 in securities purchased as part of the capital leverage program.

     LOANS

     Total loans grew $73,397,000, or 8.1% from the December 31, 1998 balance of $902,884,000 to the June 30, 1999 balance of $976,281,000. This increase was primarily due to growth in both commercial loans and indirect automobile lending. The June 30, 1999 balance grew $129,739,000, or 15.3% compared to the
June 30, 1998 balance of $846,542,000.   This increase was primarily due to
increases in real estate loans, commercial loans and automobile leases.

     DEPOSITS & OTHER BORROWINGS

    The primary funding sources of the corporation is deposits and other borrowings. Total deposits of $1,174,618,000 at June 30, 1999, increased $70,302,000, or 6.4% from the $1,104,316,000 balance at December 31, 1998.
These increases occurred primarily in money market accounts and certificates of deposits. The growth in deposits at June 30, 1999, compared to June 30, 1998 was $119,641,000, or 11.3%. All deposit categories increased during this period. Other borrowings of $178,479,000 at June 30, 1999, grew $29,501,000, compared to December 31, 1998. This growth was the result of increases in federal funds purchased and securities sold under agreements to repurchase. The June 30, 1999 other borrowings increased $96,927,000, compared to the June 30, 1998 balance. This increase included $53,000,000 in FHLB borrowings related to the capital leverage program, higher federal funds purchased balances and a rise in securities sold under agreements to repurchase balances.

CAPITAL
-------

     Capital formation is important to the corporation's well being and future growth. Capital for the period ending June 30, 1999 was $129,382,000, a decrease of $1,571,000 over the end of 1998. The decrease was due to the adjustment for the net unrealized losses on the available for sale investment securities, partially offset by the retention of the corporation's earnings. Net unrealized gains and losses on available for sale investment securities are recorded as accumulated other comprehensive income in the equity section of the balance sheet. The accumulated other comprehensive income at June 30, 1999 was a loss of $3,247,000, compared to a gain of $5,384,000 at December 31, 1998. The market value of the available for sale investment securities was reduced by the higher interest rates experienced during the first half of 1999. Management believes that the corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the corporation's capital.

(Dollars in thousands)
                                                               Capital Level required to be   Capital Level required to be
          As of June 30, 1999                    Actual           Adequately Capitalized          Well Capitalized
                                            Amount     Ratio         Amount   Ratio                 Amount

-------------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
----------------------------------------
Corporation                                 $145,530  13.44%       $ 86,594   8.00%             $108,242
Harleysville National Bank                    77,183   9.57%         64,552   8.00%               80,690
Citizens National Bank                        32,939  18.52%         14,231   8.00%               17,789
Security National Bank                         8,041  10.12%          6,357   8.00%                7,947
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation                                  131,324  12.13%         43,297   4.00%               64,945
Harleysville National Bank                    67,087   8.31%         32,276   4.00%               48,414
Citizens National Bank                        30,713  17.27%          7,116   4.00%               10,673
Security National Bank                         7,047   8.87%          3,179   4.00%                4,768
Tier 1 Capital (to average assets):
------------------------------------------
Corporation                                  131,324   9.00%         58,337   4.00%               72,921
Harleysville National Bank                    67,087   6.25%         42,949   4.00%               53,687
Citizens National Bank                        30,713  12.01%         10,228   4.00%               12,785
Security National Bank                         7,047   6.64%          4,246   4.00%                5,308

(Dollars in thousands)
                                                              Capital Level required to    Capital Level required to
As of December 31, 1998                     Actual            be Adequately Capitalized      be Well Capitalized
------------------------------------------
                                            Amount    Ratio   Amount      Ratio                  Amount
                                            --------  ------  ----------  ----------           -----------
Total Capital (to risk weighted assets):
------------------------------------------
Corporation                                 $137,371  13.77%  $  79,823   8.00%               $   99,778
Harleysville National Bank                    70,733   9.70%     58,316   8.00%                   72,895
Citizens National Bank                        32,040  17.90%     14,321   8.00%                   17,901
Security National Bank                         7,629  10.74%      5,680   8.00%                    7,101
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation                                  124,039  12.43%     39,911   4.00%                   59,867
Harleysville National Bank                    61,603   8.45%     29,158   4.00%                   43,737
Citizens National Bank                        29,868  16.69%      7,160   4.00%                   10,740
Security National Bank                         6,741   9.49%      2,840   4.00%                    4,260
Tier 1 Capital (to average assets):
------------------------------------------
Corporation                                  124,039   9.05%     54,817   4.00%                   68,521
Harleysville National Bank                    61,603   6.11%     40,191   4.00%                   50,238
Citizens National Bank                        29,868  11.64%     10,263   4.00%                   12,828
Security National Bank                         6,741   7.10%      3,799   4.00%                    4,749


As of June 30, 1999                         Ratio
-------------------                         -----
Corporation                                 10.00%
Harleysville National Bank                  10.00%
Citizens National Bank                      10.00%
Security National Bank                      10.00%
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation                                  6.00%
Harleysville National Bank                   6.00%
Citizens National Bank                       6.00%
Security National Bank                       6.00%
Tier 1 Capital (to average assets):
------------------------------------------
Corporation                                  5.00%
Harleysville National Bank                   5.00%
Citizens National Bank                       5.00%
Security National Bank                       5.00%


As of December 31, 1998                     Ratio
-----------------------                     -----

Total Capital (to risk weighted assets):
------------------------------------------
Corporation                                 10.00%
Harleysville National Bank                  10.00%
Citizens National Bank                      10.00%
Security National Bank                      10.00%
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation                                  6.00%
Harleysville National Bank                   6.00%
Citizens National Bank                       6.00%
Security National Bank                       6.00%
Tier 1 Capital (to average assets):
------------------------------------------
Corporation                                  5.00%
Harleysville National Bank                   5.00%
Citizens National Bank                       5.00%
Security National Bank                       5.00%

     The corporation's capital ratios exceed regulatory requirements. Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital. The corporation's primary capital ratio was 9.66% at June 30, 1999, compared with 9.80% at December 31, 1998. Since the corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 1999, the corporation's Tier 1 risk-adjusted capital ratio was 12.13%, and the total risk-adjusted capital ratio was 13.44%, both well above the regulatory requirements. The risk-based capital ratios of each of the corporation's commercial banks also exceeded regulatory requirements at June 30, 1999.

     The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The corporations leverage ratios were 9.00% at June 30, 1999 and 9.05% at December 31, 1998.

     The year-to-date June 30, 1999 cash dividend per share of $.52 was 8.3% higher than the cash dividend for the same period in 1998 of $.48. The dividend payout ratio for the first six months of 1999 was 35.86%; compared to 38.91% for the twelve month period ended December 31, 1998. Activity in both the corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first six months of 1999.

LIQUIDITY
---------

     Liquidity is a measure of the ability of the banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $12,742,000 during the first six months of 1999 and securities available for sale averaged $413,445,000 during the first six months of 1999, more than sufficient to meet normal fluctuations in loan demand or deposit funding. Backup sources of liquidity are provided by federal fund lines
of credit established with correspondent banks.   Additional liquidity could be
generated through borrowings from the Federal Reserve Bank of Philadelphia and the FHLB of Pittsburgh, of which the banks are members. Unused lines of credit at the FHLB of Pittsburgh were $120,425,000, as of June 30, 1999.

OTHER ITEMS
-----------

LEGISLATIVE & REGULATORY
------------------------

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

      Pending Legislation
      -------------------

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

    The corporation began the renovation phase of the Y2K plan in January
1998. The renovation phase included developing action plans to correct non-compliant Y2K systems. The action plans included either enhancing the current system to resolve the Y2K problem or purchasing a new system that is Y2K compliant. The renovation phase was completed in May 1998. The corporation developed a remediation plan for the non-compliant systems. As of June 30, 1999, 95% of the remediation phase has been completed. Remediation of all mission critical systems is completed.

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

     COST OF YEAR 2000

     The Committee has prepared a Y2K budget and has tracked expenses related to the Y2K issue. As of June 30, 1999, the corporation has expensed $160,000 and capitalized fixed assets of $116,000 related to the Y2K issue. The corporation has estimated the future Y2K expenditures to be $35,000. The Y2K project is being funded through operating cash flows.

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

     CONTINGENCY PLANS

     The corporation has developed a contingency plan to handle the most reasonably likely Y2K worst-case scenario should it occur. The contingency plan involves obtaining back-up service providers, devising specific plans for key operations and assessing the potential adverse risks to the corporation. The contingency plan was completed during the first quarter of 1999. The majority of the testing of the contingency plan was completed by June 30, 1999. The remaining testing will be completed by September 30, 1999. The corporation has also utilized an independent consulting firm to verify and validate the corporation's Y2K plans.

 BRANCHING
 ---------

     The corporation's subsidiaries currently plan to open at least two new branches. Harleysville National Bank will open a location in Foulkeways, a retirement community in Lower Gwynedd, during the third quarter of 1999 and is pursuing a location in Souderton. These new branch sites are contiguous to our current service area and were chosen to expand the banks' market area and market share of loans and deposits.

ACQUISITION
-----------

     On January 20, 1999, the corporation consummated its acquisition of Northern Lehigh Bancorp, Inc., parent company of Citizens National Bank of Slatington. Accounted for as a pooling-of-interest, Northern Lehigh Bancorp shareholders received 3.57 shares of Harleysville National Corporation common stock for each share of Northern Lehigh Bancorp common stock.
      The acquisition was affected by the merger of Northern Lehigh
Bancorp, Inc. with Harleysville National Corporation North, Inc., and a bank holding company and wholly owned subsidiary of Harleysville National Corporation. Citizen's National Bank of Slatington merged with and into The Citizens National Bank of Lansford, a national banking association and wholly owned subsidiary of Harleysville National Corporation North, Inc., under the name Citizens National Bank.


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

PAGE 19
                          PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

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


Item 2. Change in Securities and Use of Proceeds
------------------------------------------------

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

Exhibit No.    Description of Exhibits
--------------------------------------

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

PAGE 20

(10.5) Demetra M. Takes, President and Chief Operating Officer of Harleysville employment agreement. (Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)

(10.6) Vernon L. Hunsberger Senior Vice President/CFO and Cashier's employment agreement. (Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)

(11) Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to page 4 of this Form 10-Q.

(27)           Financial Data Schedule.

         (b)  Reports on Form 8-K:
              None.

[S]         [C]
PAGE 21

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




                         HARLEYSVILLE NATIONAL CORPORATION


                                /s/ Walter E. Daller, Jr.
                                ________________________________
                                Walter E. Daller, Jr., President
                                and Chief Executive Officer
                                (Principal executive officer)




                                 /s/ Vernon L. Hunsberger
                                 _________________________

                                 Vernon L. Hunsberger, Treasurer
                                 (Principal financial and accounting officer)



Date:  	August 11, 1999

PAGE 22

                           EXHIBIT INDEX
                           -------------


Exhibit No.    Description of Exhibits
----------     -----------------------

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

(10.4) Walter E. Daller, Jr., Chairman, President and Chief Executive Officer's employment agreement. (Incorporated by Reference to Registrant's Registration Statement on Form 8-K,filed with the Commission on March 25, 1999.)

(10.5) Demetra M. Takes, President and Chief Operating Officer of Harleysville employment agreement. Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)

(10.6) Vernon L. Hunsberger Senior Vice President/CFO and Cashier's employment agreement. (Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)

(11) Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to page 4 of this Form 10-Q.

(27)           Financial Data Schedule.

PAGE 23