Form 10-Q
period 1999-09-30
HARLEYSVILLE NATIONAL CORP
filed 1999-11-12
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.
                               ------------------

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,915,130 shares of Common Stock, $1.00 par value, outstanding on October 31, 1999.

PAGE 1

                    HARLEYSVILLE NATIONAL CORPORATION


                        INDEX TO FORM 10-Q REPORT

                                                                          PAGE
                                                                          ----

Part I.  Financial Information

        Item 1. Financial Statements:

              Consolidated Balance Sheets - September 30, 1999 and
                     December 31,1998                                        3

              Consolidated Statements of Income - Nine Months and
                     Three Months Ended September 30, 1999 and 1998          5

              Consolidated Statements of Cash Flows - Nine Months Ended
                     September 30, 1999 and 1998                             6

              Notes to Consolidated Financial Statements                     7

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     9

       Item 3. Quantitative and Qualitative Disclosures about Market Risk   22

Part II.  Other Information

       Item 1.  Legal Proceedings                                           22

       Item 2.  Change in Securities and Use of Proceeds                    22

       Item 3.  Defaults Upon Senior Securities                             22

       Item 4. Submission of Matters to a Vote of Security Holders          22

       Item 5. Other Information                                            22

       Item 6.  Exhibits and Reports on Form 8-K                            22

Signatures                                                                  24

PAGE 2
                                    PART 1.  FINANCIAL INFORMATION
                         HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                          (Unaudited)           September 30, 1999    December 31, 1998
                                                                     --------------------  -------------------
ASSETS
Cash and due from banks                                              $            49,006   $           40,204
Federal Funds sold                                                                     -               13,426
                                                                     --------------------  -------------------
    Total cash and cash equivalents                                               49,006               53,630
                                                                     --------------------  -------------------
Interest-bearing deposits in banks                                                 4,333                3,707
Investment securities available for sale                                         470,415              390,438
Investment securities held to maturity
 (market value $11,621 and $42,202, respectively)                                 11,673               41,520
Loans                                                                          1,029,705              902,884
Less: Unearned income                                                                (81)              (2,574)
         Allowance for loan losses                                               (14,348)             (13,706)
                                                                     --------------------  -------------------
             Net loans                                                         1,015,276              886,604
                                                                     --------------------  -------------------
Bank premises and equipment, net                                                  20,483               19,542
Accrued income receivable                                                         10,834                9,574
Other real estate owned                                                              202                1,131
Intangible assets, net                                                             2,083                1,936
Bank-owned life insurance                                                         25,170                    -
Other assets                                                                       5,743                4,008
                                                                     --------------------  -------------------
         Total assets                                                $         1,615,218   $        1,412,090
                                                                     ====================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                               $           182,891   $          192,156
   Interest-bearing:
     Checking accounts                                                           137,156              139,133
     Money market accounts                                                       251,938              212,156
     Savings                                                                     146,735              140,797
     Time, under $100,000                                                        354,727              329,606
     Time, $100,000 or greater                                                   122,342               90,468
                                                                     --------------------  -------------------
          Total deposits                                                       1,195,789            1,104,316
Accrued interest payable                                                          16,566               14,072
U.S. Treasury demand notes                                                           590                1,320
Federal funds purchased                                                           62,000               11,000
Federal Home Loan Bank (FHLB) borrowings                                         141,250               93,500
Securities sold under agreements to repurchase                                    58,755               43,158
Other liabilities                                                                 10,808               13,771
                                                                     --------------------  -------------------
          Total liabilities                                                    1,485,758            1,281,137
                                                                     --------------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued                                        -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 7,915,168 shares in 1999 and
       7,535,683 shares in 1998                                                    7,915                7,536
    Additional paid in capital                                                    63,081               50,900
    Retained Earnings                                                             65,508               67,133
    Accumulated other comprehensive income                                        (7,044)               5,384
                                                                     --------------------  -------------------
          Total shareholders' equity                                             129,460              130,953
                                                                     --------------------  -------------------
          Total liabilities and shareholders' equity                 $         1,615,218   $        1,412,090
PAGE 3                                                                     ====================  ===================

See accompanying notes to consolidated financial statements.

PAGE 4
                        HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME


(Unaudited)                                                    Nine months ended               Three months ended
(Dollars in thousands except weighted average number             September 30,                    September 30,
                                                               ------------------              -------------------
 of common shares and per share information)                                 1999        1998                 1999        1998
                                                               ------------------  ----------  -------------------  ----------
INTEREST INCOME:
Loans, including fees                                          $           52,569  $   49,011  $            18,526  $   16,586
Lease financing                                                             5,008       3,669                1,789       1,299
Investment securities:
   Taxable                                                                 12,479       9,902                4,598       3,399
   Exempt from federal taxes                                                7,117       5,461                2,404       1,997
Federal funds sold                                                            325         903                   22         345
Deposits in banks                                                             101         185                   49          30
                                                               ------------------  ----------  -------------------  ----------
      Total interest income                                                77,599      69,131               27,388      23,656
                                                               ------------------  ----------  -------------------  ----------
INTEREST EXPENSE:
Savings deposits                                                            9,716       9,532                3,431       3,343
Time, under $100,000                                                       13,565      13,363                4,614       4,519
Time, $100,000 or greater                                                   4,064       3,530                1,488       1,313
Borrowed funds                                                              6,099       3,081                2,586       1,091
                                                               ------------------  ----------  -------------------  ----------
      Total interest expense                                               33,444      29,506               12,119      10,266
                                                               ------------------  ----------  -------------------  ----------
      Net interest income                                                  44,155      39,625               15,269      13,390
Provision for loan losses                                                   1,430       1,680                  476         550
                                                               ------------------  ----------  -------------------  ----------
      Net interest income after provision for loan losses                  42,725      37,945               14,793      12,840
                                                               ------------------  ----------  -------------------  ----------
OTHER OPERATING INCOME:
Service charges                                                             2,611       2,416                  903         852
Security gains, net                                                           458         900                    7         574
Trust income                                                                1,886       1,520                  590         519
Bank-owned life insurance                                                     170           -                  170           -
Other Income                                                                2,111       2,247                  710         999
                                                               ------------------  ----------  -------------------  ----------
      Total other operating income                                          7,236       7,083                2,380       2,944
                                                               ------------------  ----------  -------------------  ----------
      Net interest income after provision for loan losses
         and other operating income                                        49,961      45,028               17,173      15,784
                                                               ------------------  ----------  -------------------  ----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits                                      14,843      13,864                5,024       4,619
Occupancy                                                                   1,851       1,702                  640         603
Furniture and equipment                                                     3,126       2,568                1,169         940
Other expenses                                                              7,828       7,316                2,616       2,355
                                                               ------------------  ----------  -------------------  ----------
      Total other operating expenses                                       27,648      25,450                9,449       8,517
                                                               ------------------  ----------  -------------------  ----------
      Income before income taxes                                           22,313      19,578                7,724       7,267
Income tax expense                                                          5,414       5,023                1,766       1,979
                                                               ------------------  ----------  -------------------  ----------
Net income                                                     $           16,899  $   14,555  $             5,958  $    5,288
                                                               ==================  ==========  ===================  ==========
Weighted average number of common shares:
        Basic                                                           7,913,004   7,900,124            7,915,168   7,905,222
                                                               ==================  ==========  ===================  ==========
        Diluted                                                         7,926,053   7,900,606            7,928,641   7,905,431
                                                               ==================  ==========  ===================  ==========
Net income per share information:
        Basic                                                  $             2.13  $     1.84  $              0.75  $     0.67
                                                               ==================  ==========  ===================  ==========
        Diluted                                                $             2.13  $     1.84  $              0.75  $     0.67
                                                               ==================  ==========  ===================  ==========
Cash dividends per share                                       $             0.75  $     0.70  $              0.26  $     0.24
                                                               ==================  ==========  ===================  ==========
See accompanying notes to consolidated financial statements.

<PAGE 5>
                       HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in thousands)                            (Unaudited)                        Nine Months Ended Sept. 30,
OPERATING ACTIVITIES:                                                                                       1999        1998
                                                                                    -----------------------------  ----------
  Net Income                                                                        $                     16,899   $  14,555
  Adjustments to reconcile net inc. to net cash provided by operating activities:
    Provision for loan losses                                                                              1,430       1,680
    Depreciation and amortization                                                                          1,863       1,542
    Net amortization of investment securities discount/premiums                                              651         297
    Net realized security gain                                                                              (458)       (900)
    Increase in accrued income receivable                                                                 (1,260)     (1,317)
    Increase (decrease) in accrued interest payable                                                        2,494        (556)
    Net increase in other assets                                                                          (1,735)     (1,135)
    Net increase in other liabilities                                                                      3,729       3,078
    Decrease in unearned income                                                                           (2,493)     (1,762)
    Write-down of other real estate owned                                                                     81          28
    Increase in intangible assets                                                                           (148)        (82)
                                                                                    -----------------------------  ----------
       Net cash provided by operating activities                                                          21,053      15,428
                                                                                    -----------------------------  ----------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                                         42,170      40,572
  Proceeds, maturity or calls of investment securities held to maturity                                   10,032      15,060
  Proceeds, maturity or calls of investment securities available for sale                                 53,966      18,922
  Purchases of investment securities held to maturity                                                     (3,703)          -
  Purchases of investment securities available for sale                                                 (171,908)   (150,070)
  Net (increase) decrease in interest-bearing deposits in banks                                             (626)      2,699
  Net increase in loans                                                                                 (128,317)    (66,578)
  Net increase in premises and equipment                                                                  (2,803)     (2,111)
  Proceeds from sales of other real estate                                                                 1,556         756
  Purchase of Bank-owned life insurance                                                                  (25,170)          -
                                                                                    -----------------------------  ----------
       Net cash used in investing activities                                                            (224,803)   (140,750)
                                                                                    -----------------------------  ----------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                                91,473      76,231
  Decrease in U.S. Treasury demand notes                                                                    (730)       (287)
  Increase in federal funds purchased                                                                     51,000         900
  Increase in FHLB borrowings                                                                             47,750      38,000
  Increase in securities sold under agreement                                                             15,597      19,888
  Cash dividends & fractional shares                                                                      (6,003)     (5,324)
  Stock options                                                                                               39         354
                                                                                    -----------------------------  ----------
    Net cash provided by financing activities                                                            199,126     129,762
                                                                                    -----------------------------  ----------
Net (decrease) increase in cash and cash equivalents                                                      (4,624)      4,440
Cash and cash equivalents at beginning of period                                                          53,630      52,991
                                                                                    -----------------------------  ----------
Cash and cash equivalents at end of the period                                      $                     49,006   $  57,431
                                                                                    =============================  ==========
  Cash paid during the period for Interest                                          $                     30,950   $  30,063
                                                                                    =============================  ==========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned                     $                        708   $     925
                                                                                    =============================  ==========
See accompanying notes to consolidated financial statements.

PAGE 6
              HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (or the "corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company, Citizens National Bank, Security National Bank and HNC Financial Company - as of September 30, 1999, the results of its operations for nine and three month periods ended September 30, 1999 and 1998 and the cash flows for the nine month periods ended September 30, 1999 and 1998. This quarterly report refers to the corporation's subsidiary banks, collectively as "the banks." It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the corporation and the notes thereto set forth in the corporation's 1998 annual report. All prior period amounts were restated to reflect the acquisition of Northern Lehigh Bancorp.

The results of operations for the nine and three month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities, loans and bank-owned life insurance.

NOTE 3 - On January 1, 1998, the corporation adopted the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains (losses) on available for sale investment securities. Subsequent to the adoption date, all prior-period amounts are required to be restated to conform to the provision of SFAS No. 130. Comprehensive income for the first nine months of 1999 was $4,471,000, compared to $16,366,000 for the first nine months of 1998. The market value of the available for sale investment securities was reduced by the rise in interest rates experienced during 1999. The adoption of SFAS No. 130 did not have a material impact on the corporation's financial position or results of operation.

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

OVERVIEW
--------

               The corporation continued its strong earnings performance during the third quarter of 1999. Net income increased 12.7% in the third quarter of 1999, compared to the third quarter of 1998. The year-to-date net income grew 16.1% from the same period in 1998. This performance was achieved through an increase in earning assets and a continuing emphasis on controlling overhead expenses.

     Consolidated net income for the first nine months of 1999 was $16,899,000, an increase of $2,344,000, or 16.1%, over the first nine months of 1998 net income of $14,555,000. Basic and diluted earnings per share for the first nine months of 1999 of $2.13 increased 15.8%, over the first nine months of 1998 basic and diluted earnings per share of $1.84. Consolidated net income for the third quarter of 1999 was $5,958,000, an increase of $670,000, or 12.7%, over the third quarter of 1998 net income of $5,288,000. For the quarter ended September 30, 1999, basic and diluted earnings per share at $.75 were up 11.9% from $.67 in the comparable period last year.

              The increase in net income during the first nine months of 1999, compared to the same period in 1998, is the result of both higher net interest income and other operating income, partially offset by higher other operating expenses. Net interest income grew $4,530,000, or 11.4%, primarily as a result of the 16.9% rise in average earning assets. Other operating income increased a modest $153,000 or 2.2%, due to the $442,000 decrease in security gains in 1999, compared 1998. Partially offsetting these increases was an 8.6% rise in other operating expenses, primarily related to the overall growth in the banks. The third quarter of 1999 rise in net income compared to the third quarter of 1998 is primarily the result of a $1,879,000 rise in net interest income related to the 19.5% increase in average earning assets during this period.

     For the nine months ended September 30, 1999, the annualized return on average shareholders' equity and the annualized return on average assets were 17.24% and 1.53%, respectively. For the same period in 1998, the annualized return on average shareholders' equity was 15.78% and the annualized return on average assets was 1.55%. For the three months ended September 30, 1999, the annualized return on average shareholders' equity and the annualized return on average assets were 18.36% and 1.54%, respectively. For the same period in 1998, the annualized return on average shareholders' equity was 16.79% and the annualized return on average assets was 1.62%.

               As of September 30, 1999, the banks have seen an improvement in nonperforming assets, compared to December 31, 1998 and September 30, 1998, respectively. Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned, were $5,391,000, or .52% of total loans and net assets acquired in foreclosure at September 30, 1999, compared to .60% at December 31, 1998 and .62% at September 30, 1998. The ratio of the allowance for loan losses to nonperforming assets was 266.1% at September 30, 1999, an increase from 253.3% at December 31, 1998 and 249.9% at September 30, 1998. Loans 90 days or more past due were $2,376,000 at September 30, 1999, compared to the December 31, 1998 and September 30, 1998 levels of $1,350,000 and $778,000, respectively. As will be discussed in more detail latter, this increase was primarily due to a rise in commercial loans past due 90 days or more.

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

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES
------------------------------------------------------

     Net interest income for the first nine months of 1999 was $44,155,000, an increase of $4,530,000, or 11.4%, over the first nine months of 1998 which was $39,625,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first nine months of 1999, compared to the same period in 1998. The increase in interest income was partially offset by a rise in interest expense, as a result of higher deposit volumes. The third quarter 1999 net interest income rose 14.0% compared to the same period in 1998. This rise primarily resulted from the interest income generated by an increase in earning assets, partially offset by higher interest expense related to higher deposit volumes.

              The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the nine months ended September 30, 1999 over September 30, 1998 and the three months ended September 30, 1999 over September 30, 1998 by their rate and volume components.




                                                   Nine Months Ended                 Three Months Ended
                                                    Sept. 30, 1999                     Sept. 30, 1999
                                                      Over/Under                         Over/Under
                                                    Sept. 30, 1998                     Sept. 30, 1998

                                               Total      Caused by:               Total     Caused by:
                                                         ------------                        -----------
                                              Variance       Rate       Volume    Variance      Rate       Volume
                                             ----------  ------------  --------  ----------  -----------  --------
Interest Income:
  Securities *                               $   5,125   $        75   $ 5,050   $   1,829        ($157)  $ 1,986
  Money market instruments                        (662)         (187)     (475)       (304)          (8)     (296)
  Loans *                                        4,751        (2,708)    7,459       2,415         (648)    3,063
                                             ----------  ------------  --------  ----------  -----------  --------
     Total                                       9,214        (2,820)   12,034       3,940         (813)    4,753
                                             ----------  ------------  --------  ----------  -----------  --------

Interest Expense:
  Savings deposits                                 184          (889)    1,073          88         (301)      389
  Time deposits and certificates of deposit        736          (739)    1,475         270         (287)      557
  Other borrowings                               3,018           (67)    3,085       1,495           12     1,483
                                             ----------  ------------  --------  ----------  -----------  --------
      Total                                      3,938        (1,695)    5,633       1,853         (576)    2,429
                                             ----------  ------------  --------  ----------  -----------  --------

Net interest income                          $   5,276       ($1,125)  $ 6,401   $   2,087        ($237)  $ 2,324
                                             ==========  ============  ========  ==========  ===========  ========
    *Tax Equivalent Basis

     Taxable-equivalent net interest income was $48,342,000 for the first nine months of 1999, compared to $43,066,000 for the same period in 1998, a 12.3% or $5,276,000 increase. Taxable-equivalent net interest income rose primarily due to a $6,401,000 increase related to securities and loan volumes, which was partially offset by a reduction related to rate. Total taxable-equivalent interest income grew $9,214,000, primarily the result of the higher volumes in both the security and loan earning asset categories. Average year-to-date securities and loans grew $95,484,000 and $122,242,000, respectively at September 30, 1999, compared to the same period in 1998. This increase in securities included securities purchased as part of a capital leverage program. Securities purchased for the capital leverage program during the fourth quarter of 1998 and third quarter of 1999 were $49,000,000 and $25,000,000, respectively. The capital leverage program involves structured transactions in which the banks borrow funds from the Federal Home Loan Bank (FHLB) and invests these borrowed funds in securities that are priced to yield a spread over the FHLB borrowing rate.

            Total interest expense grew $3,938,000 during the first nine months of 1999, compared to the same period in 1998. This growth was principally the result of higher volumes associated with other borrowings. The average year-to-date other borrowings grew $85,824,000, compared to the first nine months of 1998. This increase in other borrowings is primarily attributable to the funding required for the $74,000,000 capital leverage program. The volume of savings and time deposits grew 12.4% and 9.1%, respectively. The remaining increase in deposit and other borrowing volumes was used to primarily finance the growth in loans. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

              Taxable-equivalent net interest income of $16,695,000 was $2,087,000 or 14.3% higher in the third quarter of 1999, compared to $14,608,000 for the same period in 1998. Interest income grew $3,940,000 during the period, as a result of an increase in security and loan volumes. Third quarter average securities and loans grew 31.5% and 17.6%, respectively, compared to the third quarter of 1998. The increase in the interest income was partially offset by a $1,853,000 rise in interest expense. Increases in all deposit category volumes contributed to this increase in interest expense. Non-accruing loans are included in the average balance yield calculations, but the average non-accruing loans had no material effect on the results.

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

 NET INTEREST MARGIN
 -------------------

     The net interest margin of 4.59% for the nine-month period ended September 30, 1999, decreased from the 4.78% net interest margin for the same period of 1998. The decrease in the net interest margin is primarily due to the institution of the capital leverage programs during the fourth quarter of 1998 and the third quarter of 1999. At September 30, 1999, the capital leverage program was yielding a spread of 1.72%. The reduction in the net interest margin was also affected by the investment in bank owned life insurance from which the income is reported in other income and the cost of funding the investment is included in interest expense. Since the current competitive interest rate environment will continue to place downward pressure on the net interest margin, the banks expect an increase in net interest income through the continued growth in market share of loans and deposits. The yield on earning assets of 7.76% during the first nine months of 1999 was lower than the 8.05% earned during the first nine months of 1998. This drop in yield is primarily due to the capital leverage program and the lower average prime rate experienced in 1999, compared to 1998. The rates of all interest bearing liability categories decreased in the first nine months of 1999, compared to the same period in 1998. The third quarter 1999 net interest margin of 4.52% decreased from the third quarter of 1998 net interest margin of 4.72.

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

         For the first nine months of 1999 the provision for loan losses was $1,430,000, compared to $1,680,000 for the same period in 1998. The lower provision for loan losses during the first nine months of 1999, compared to the same period in 1998 is attributable to the continued stability in the quality of
the loan portfolio.   Net loans charged-off were $788,000 for the nine months
ended September 30, 1999, compared to $791,000 for the nine months ended September 30, 1998. The ratio of the allowance for loan losses to nonperforming assets for September 30, 1999 of 266.1% improved from the December 31, 1998 and the September 30, 1998 ratios of 253.3% and 249.9%, respectively.

Allowance for Loan Losses
-------------------------
    Transaction in the allowance for loan losses are as follows:

                                                   1999              1998
                                            -----------------    ------------
Balance, Beginning of Year                       $13,706,000      $12,592,000
Provision charged to operating expenses            1,430,000        1,680,000
Loans charged off                                   (991,000)      (1,042,000)
Recoveries                                           203,000          251,000
                                             -----------------  -------------
Balance, September 30                             14,348,000       13,481,000
                                             =================  =============
Ratios:                                            Sept.  30, 1999    Dec. 31, 1998    Sept.  30, 1998
-------------------------------------------------  -----------------  ---------------  ----------------
Allowance for loan losses to nonperforming assets             266.1%           253.3%            249.9%
Nonperforming assets to total loans & net assets
acquired in foreclosure                                        0.52%            0.60%             0.62%
Allowance for loan losses to total loans                       1.39%            1.52%             1.56%

The following table sets forth an allocation of the allowance for loan losses by loan category:

                                Sept. 30, 1999
                                --------------

                                          Percent
                                Amount   of Loans
                                -------  ---------
Commercial and industrial       $ 6,876        27%
Consumer loans                    3,874        32%
Real estate                       2,885        33%
Lease financing                     713         8%
                                -------  ---------
  Total                         $14,348       100%
                                =======  =========

     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.52% of total loans and net assets acquired in foreclosure at September 30, 1999, compared to 0.60% at December 31, 1998 and 0.62% at June 30, 1998. The ratio of the allowance for loan losses to loans at September 30, 1999 of 1.39% was lower than both the December 31, 1998 ratio of 1.52% and the September 30, 1998 ratio of 1.56%.

     Nonaccruing loans at September 30, 1999 of $4,715,000, increased $1,019,000 from the December 31, 1998 level of $3,696,000, and increased $1,087,000 from the September 30, 1998 level of $3,628,000. The growth during these periods was due to an increase in loans collateralized by commercial real estate.

              Net assets in foreclosure totaled $202,000 as of September 30, 1999, a decrease of $929,000 from the December 31, 1998 balance of $1,131,000. During the first nine months of 1999, transfers from loans to assets in foreclosure were $708,000, payments on foreclosed properties totaled $1,556,000 and write-downs of assets in foreclosure equaled $81,000. The loans transferred to assets in foreclosure included leases of $403,000, mortgages of $295,000 and consumer loans of $10,000. The balance of net assets in foreclosure at September 30, 1998 was $1,154,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of September 30, 1999, there were two unrelated borrowers with troubled debt restructured loans totaling $473,000, compared with three unrelated borrowers with a balance of $583,000 as of December 31, 1998 and $612,000 at September 30, 1998. The two customers were complying with the restructured terms as of September 30, 1999.

     Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of September 30, 1999, loans past due 90 days or more and still accruing interest were $2,376,000 compared to $1,350,000 as of December
31, 1998 and $778,000 as of September 30, 1998.   The increase in loans past due
90 days at September 30, 1999, compared to December 31, 1998 and September 30, 1998 was primarily due to a rise in commercial loans past due 90 days or more.

The following information concerns impaired loans:

Impaired Loans:                                       Sept. 30, 1999   Dec. 31, 1998   Sept. 30, 1998
                                                      ---------------  --------------  ---------------
          Restructured Loans                          $       473,000  $      583,000  $       612,000
          Nonaccrual Loans                            $     3,186,000  $    1,513,000  $     1,743,000
                                                      ---------------  --------------  ---------------
                       Total Impaired Loans           $     3,659,000  $    2,096,000  $     2,355,000
                                                      ===============  ==============  ===============

     Average year-to-date impaired loans:             $     2,859,000  $    2,263,000  $     2,200,000
                                                      ===============  ==============  ===============

     Impaired loans with specific loss allowances:    $     3,659,000  $    2,096,000  $     2,355,000
                                                      ===============  ==============  ===============

     Loss allowances reserved on impaired loans:      $       467,000  $      302,000  $       335,000
                                                      ===============  ==============  ===============

    Year-to-date income recognized on impaired loans  $       106,000  $      103,000  $        49,000
                                                      ===============  ==============  ===============

    The banks' recognize interest income on impaired loans under the accrual method. The banks recognize income on nonaccrual loans under the cash basis method when the loans are both current and sufficiently collaterlized to cover the outstanding obligations to the banks. The banks will not recognize income if these factors do not exist.

OTHER OPERATING INCOME
----------------------

                               Nine Months Ended Sept. 30,     Three Months Ended Sept. 30,
                                  1999             1998           1999          1998
                                                  (Dollars in thousands)
Service charges                  $2,611            $2,416        $  903          $  852
Security gains, net                 458               900             7             574
Trust income                      1,886             1,520           590             519
Bank-owned life insurance           170                 -           170               -
Other income                      2,111             2,247           710             999
                                 ------            ------        ------          ------
Total other operating income     $7,236            $7,083        $2,380          $2,944
                                 ======            ======        ======          ======

     Other operating income for the first nine months of 1999 increased $153,000, or 2.2%, from $7,083,000 at September 30, 1998 to $7,236,000 at
September 30, 1999.   This rise in other operating income is the result of a
$195,000 growth in service charges, a $170,000 increase due to bank-owned life insurance and a $366,000 rise in trust income. Offsetting these increases were decreases in security gains and other income of $442,000 and $136,000, respectively. In the third quarter of 1999 other income of $2,380,000 was $564,000 or 19.2% lower than the same period in 1998. A reduction in security gains was the primary source of this decrease.

     The $195,000, or 8.1% increase in service charges is primarily the result
of a rise in fees charged on transaction deposit accounts.   This increase in
fees is due to the 12.4% increase in average deposit transaction accounts in the first nine months of 1999, compared to the first nine months in 1998. The 1999 third quarter service charge income of $903,000, increased $51,000, or 6.0% over the third quarter of 1998.

              The corporation recorded a net security gain of $458,000 in the first nine months of 1999, compared to a $900,000 gain in the same period in 1998. The third quarter of 1999 net security gain of $7,000 decreased from the $574,000 security gain recognized in the same period in 1998. The majority of the security gains in 1998 were the result of the sale of equity securities held
at HNC Financial Company.   From time to time, the corporation sells investment
securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the corporation's Investment Management and Trust Services Division increased $366,000, or 24.1% in the first nine months of 1999, compared
to the same period in 1998.   The third quarter of 1999 trust income of
$590,000, was 13.7% higher than the third quarter of 1998. This increase was the result of both an increase in the book value of trust assets under management of 14.5% from September 30, 1998 to September 30, 1999, and the corporation's continuing emphasis on marketing the Investment Management and Trust Services Division's products and services.

               During the third quarter of 1999, the corporation entered into a $25,000,000 investment of bank owned life insurance (BOLI). BOLI involves the corporation purchasing life insurance on a chosen group of employees. The corporation pays all premiums and is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages unique to life insurance, is profitable to the corporation. This profitability is used to offset a portion of future benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income. The corporation recognized $170,000 of BOLI income during the third quarter of 1999.

              Other income for the first nine months of 1999 decreased $136,000, or 6.1%, compared to the same period in 1998. This decrease was primarily due to a reduction of $213,000 on gains on the sale of residential mortgage loans, resulting from the slowdown in the refinancing of residential mortgages during 1999. Offsetting this decrease were increases in gains on the sale of off lease vehicles and equipment, and a rise in ATM fees. The third quarter of 1999 other income of $710,000 was lower than the third quarter of 1998 other income of $999,000. This $289,000 reduction is attributed to lower gains recognized on the sale of residential mortgages during the third quarter of 1999, compared to the third quarter of 1998.

OTHER OPERATING EXPENSES
------------------------

                             Nine Months Ended Sept. 30,     Three Months Ended Sept. 30,
                                 1999            1998           1999           1998
                                                (Dollars in thousands)
Salaries                        $11,233        $10,561         $3,864       $3,590
Employee benefits                 3,610          3,303          1,160        1,029
Net occupancy expense             1,851          1,702            640          603
Equipment expense                 3,126          2,568          1,169          940
Other expenses                    7,828          7,316          2,616        2,355
                                -------        -------         ------       ------
Total other operating expenses  $27,648        $25,450         $9,449       $8,517
                                =======        =======         ======       ======

     Other operating expenses for the first nine months of 1999 of $27,648,000 increased $2,198,000, or 8.6%, from $25,450,000 for the same period in 1998.
The 1999 third quarter other operating expenses grew 10.9% compared to the third quarter of 1998. Our constant focus on controlling expenses and improving efficiencies has held the growth of our other operating expense much lower than our 20.7% growth in total assets and our 16.1% increase in year-to-date income.

     Employee salaries increased $672,000, or 6.4% from $10,561,000 for the first nine months of 1998 to $11,233,000 for the same period in 1999. Employee benefits of $3,610,000 expensed in the first nine months of 1999, were $307,000, or 9.3% higher than the $3,303,000 of employee benefits expensed during the same period in 1998. Salaries and employee benefits grew 7.6% and 12.7%, respectively in the third quarter of 1999, compared to the third quarter of 1998. The increase in salaries and employee benefits reflects cost of living increases, merit increases and additional staff necessitated by the growth of the banks.

     Net occupancy expense increased $149,000, or 8.8%, from $1,702,000 in the first nine months of 1998 to $1,851,000 in the first nine months of 1999. The third quarter of 1999 occupancy expense grew 6.1%, compared to the third quarter of 1998. Two new branches opened after June 1998 were primarily responsible for the increase in occupancy expense. Equipment expense increased $558,000, or 21.7%, during the first nine months of 1999, compared to the same period in 1998. The third quarter of 1999 equipment expense grew 24.4% over the third
quarter of 1998.   This increase is due to both equipment depreciation and
maintenance associated with planned increased technology capabilities used to manage the rise in volume related to the growth of the corporation and to enhanced the products offered to customers.

              Other expenses increased $512,000, or 7.0%, from $7,316,000 in the first nine months of 1998, compared to $7,828,000 in other expenses recorded during the same period in 1999. The third quarter of 1999 other expenses grew by 11.1% over the third quarter of 1998. This increase is the result of an additional accrual for a residual insurance account for leased automobiles and higher expenses associated with the overall growth of the banks.

INCOME TAXES
------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE SHEET ANALYSIS
----------------------

     INVESTMENT SECURITIES

     Total investment securities at September 30, 1999, of $482,088,000 grew $50,130,000, or 11.6% over the December 31, 1998 balance of $431,958,000.
Securities purchased for the leverage program during third quarter of 1999 represented $25,000,000 of this growth. The September 30, 1999 balance grew $91,548,000, or 23.4% compared to the September 30, 1998 balance of $390,540,000. This increase included the $74,000,000 in securities purchased as part of the capital leverage program.

     LOANS

     Total loans grew $126,821,000, or 14.0% from the December 31, 1998 balance of $902,884,000 to the September 30, 1999 balance of $1,029,705,000. The
September 30, 1999 balance grew $162,043,000, or 18.7% compared to the June 30, 1998 balance of $867,662,000. These increases were primarily due to growth in commercial loans, leases and indirect automobile lending.

     DEPOSITS & OTHER BORROWINGS

    The primary funding sources of the corporation is deposits and other borrowings. Total deposits of $1,195,789,000 at September 30, 1999, increased $91,473,000, or 8.3% from the $1,104,316,000 balance at December 31, 1998. This increases occurred primarily in money market accounts and certificates of deposits. The growth in deposits at September 30, 1999, compared to September 30, 1998 was $137,029,000, or 12.9%. All deposit categories increased during this period. Other borrowings of $262,595,000 at September 30, 1999, grew $113,617,000, compared to December 31, 1998. This growth was the result of increases in federal funds purchased and FHLB borrowings. The September 30, 1999 other borrowings increased $139,956,000, compared to the September 30, 1998 balance. This increase in other borrowings was used to fund the leverage program and loan demand.

CAPITAL
-------

               Capital formation is important to the corporation's well being and future growth. Capital for the period ending September 30, 1999 was $129,460,000, a decrease of $1,493,000 over the end of 1998. The decrease was due to the adjustment for the net unrealized losses on the available for sale investment securities, partially offset by the retention of the corporation's earnings. Net unrealized gains and losses on available for sale investment securities are recorded as accumulated other comprehensive income in the equity section of the balance sheet. The accumulated other comprehensive income at September 30, 1999 was a loss of $7,044,000, compared to a gain of $5,384,000 at December 31, 1998. The market value of the available for sale investment securities was reduced due to the change in interest rates experienced during 1999. Management believes that the corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the corporation's capital.


(Dollars in thousands)


                                                              Capital Level required to           Capital Level required
As of September 30, 1999                     Actual            be Adequacy Capitalized            to be Well Capitalized
------------------------------------------
                                             Amount   Ratio             Amount            Ratio           Amount           Ratio
                                            --------  ------  --------------------------  ------  -----------------------  ------
Total Capital (to risk weighted assets):
------------------------------------------
Corporation                                 $150,110  12.85%  $                   93,458   8.00%  $               116,822  10.00%
Harleysville National Bank                    80,705   9.16%                      70,502   8.00%                   88,127  10.00%
Citizens National Bank                        33,361  18.18%                      14,679   8.00%                   18,349  10.00%
Security National Bank                         8,324   9.81%                       6,791   8.00%                    8,489  10.00%
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation                                  135,279  11.58%                      46,729   4.00%                   70,093   6.00%
Harleysville National Bank                    69,874   7.93%                      35,251   4.00%                   52,876   6.00%
Citizens National Bank                        31,065  16.93%                       7,340   4.00%                   11,009   6.00%
Security National Bank                         7,293   8.59%                       3,396   4.00%                    5,093   6.00%
Tier 1 Capital (to average assets):
------------------------------------------
Corporation                                  135,279   8.74%                      61,890   4.00%                   77,362   5.00%
Harleysville National Bank                    69,874   6.05%                      46,219   4.00%                   57,774   5.00%
Citizens National Bank                        31,065  11.80%                      10,533   4.00%                   13,166   5.00%
Security National Bank                         7,293   6.36%                       4,587   4.00%                    5,734   5.00%

(Dollars in thousands)
                                                              Capital Level required to           Capital Level required
As of December 31, 1998                     Actual            be Adequacy Purposes                to be Action Provision
------------------------------------------
                                            Amount    Ratio   Amount                      Ratio   Amount                   Ratio
                                            --------  ------  --------------------------  ------  -----------------------  ------
Total Capital (to risk weighted assets):
------------------------------------------
Corporation                                 $137,371  13.77%  $                   79,823   8.00%  $                99,778  10.00%
Harleysville National Bank                    70,733   9.70%                      58,316   8.00%                   72,895  10.00%
Citizens National Bank                        32,040  17.90%                      14,321   8.00%                   17,901  10.00%
Security National Bank                         7,629  10.74%                       5,680   8.00%                    7,101  10.00%
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation                                  124,039  12.43%                      39,911   4.00%                   59,867   6.00%
Harleysville National Bank                    61,603   8.45%                      29,158   4.00%                   43,737   6.00%
Citizens National Bank                        29,868  16.69%                       7,160   4.00%                   10,740   6.00%
Security National Bank                         6,741   9.49%                       2,840   4.00%                    4,260   6.00%
Tier 1 Capital (to average assets):
------------------------------------------
Corporation                                  124,039   9.05%                      54,817   4.00%                   68,521   5.00%
Harleysville National Bank                    61,603   6.11%                      40,191   4.00%                   50,238   5.00%
Citizens National Bank                        29,868  11.64%                      10,263   4.00%                   12,828   5.00%
Security National Bank                         6,741   7.10%                       3,799   4.00%                    4,749   5.00%

     The corporation's capital ratios exceed regulatory requirements. Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital. The corporation's primary capital ratio was 9.25% at September 30, 1999, compared with 9.80% at December 31, 1998. Since the corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 1999, the corporation's Tier 1 risk-adjusted capital ratio was 11.58%, and the total risk-adjusted capital ratio was 12.85%, both well above the regulatory requirements. The risk-based capital ratios of each of the corporation's commercial banks also exceeded regulatory requirements at September 30, 1999.

             The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The corporations leverage ratios were 8.74% at September 30, 1999 and 9.05% at December 31, 1998.

     The year-to-date September 30, 1999 cash dividend per share of $.75 was 7.1% higher than the cash dividend for the same period in 1998 of $.70. The dividend payout ratio for the first nine months of 1999 was 35.23%; compared to 38.91% for the twelve month period ended December 31, 1998. Activity in both the corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first nine months of 1999.

LIQUIDITY
---------

     Liquidity is a measure of the ability of the banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $9,025,000 during the first nine months of 1999 and securities available for sale averaged $427,720,000 during the first nine months of 1999, more than sufficient to meet normal fluctuations in loan demand or deposit funding. Backup sources of liquidity are provided by federal fund lines
of credit established with correspondent banks.   Additional liquidity could be
generated through borrowings from the Federal Reserve Bank of Philadelphia and the FHLB of Pittsburgh, of which the banks are members. Unused lines of credit at the FHLB of Pittsburgh were $118,971,000, as of September 30, 1999.

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

             Other than as described below, management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the corporation's results of operations.

PAGE 18
                Further, the business of the corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services
offered by the banks and its competitors.   Management believes that such
consolidations and mergers, and diversification of products and services may enhance the banks' competitive position.

      Pending Legislation
      -------------------

           Congress approved legislation to modify the financial services industry and the way commercial banks and other financial institutions operate. The legislation only needs the President's signature to be enacted. The legislation includes changes to the ownership of financial companies and the types of products and services that may be offered by financial institu-tions. However, it is difficult to determine at this time what effect such provisions may have until they are enacted into law. Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the corporation's results of operations.

YEAR 2000

           The following section contains forward-looking statements, that involve risks and uncertainties. The actual impact on the corporation of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

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

         The corporation began the renovation phase of the Y2K plan in January 1998. The renovation phase included developing action plans to correct non-compliant Y2K systems. The action plans included either enhancing the current system to resolve the Y2K problem or purchasing a new system that is Y2K compliant. The renovation phase was completed in May 1998. The corporation developed a remediation plan for the non-compliant systems. The remediation phase was completed during the third quarter of 1999.

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


          COST OF YEAR 2000

          The Y2K Committee has prepared a Y2K budget and has tracked expenses related to the Y2K issue. As of September 30, 1999, the corporation has expensed $227,000 and capitalized fixed assets of $116,000 related to the Y2K issue. The corporation has estimated the future Y2K expenditures to be $128,000. The Y2K project is being funded through operating cash flows.

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

         CONTINGENCY PLANS

        The corporation has developed a contingency plan to handle the most reasonably likely Y2K worst-case scenario should it occur. The contingency plan involves obtaining back-up service providers, devising specific plans for key operations and assessing the potential adverse risks to the corporation. The contingency plan was completed during the first quarter of 1999. The testing of the contingency plan was completed during the third quarter of 1999. The corporation has also utilized an independent consulting firm to verify and validate the corporation's Y2K plans.

 BRANCHING
 ---------

           The corporation's subsidiaries currently plan to open at least one new branch. Harleysville National Bank is pursuing a location in Souderton. This new branch site is contiguous to our current service area and was chosen to expand the banks' market area and market share of loans and deposits.

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

(10.7)         Harleysville National Corporation 1998 Stock Incentive Plan.
               (Incorporated by Reference to Registrant's Registration Statement No.333-79971 on Form S-8 filed with the Commission on June 4, 1999.)

(10.8) Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by Reference to Registrant's Registration Statement No. 333-79973 on Form S-8 filed with the Commission on June 4, 1999.)

(11) Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to page 4 of this Form 10-Q.

(27)           Financial Data Schedule.

                 (b)  Reports on Form 8-K:
                      None.

PAGE 23
                                 SIGNATURES

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




                         HARLEYSVILLE NATIONAL CORPORATION


                                /s/ Walter E. Daller, Jr.
                                ________________________________
                                Walter E. Daller, Jr., President
                                and Chief Executive Officer
                                (Principal executive officer)




                                 /s/ Vernon L. Hunsberger
                                 _________________________

                                 Vernon L. Hunsberger, Treasurer
                                 (Principal financial and accounting officer)



Date:  	November 12, 1999

PAGE 24

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

(10.7)         Harleysville National Corporation 1998 Stock Incentive Plan.
               (Incorporated by Reference to Registrant's Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June 4, 1999).

(10.8) Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by Reference to Registrant's Registration Statement No. 333-79973 on Form S-8 filed with the Commission on June 4, 1999.)

(11) Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to page 4 of this Form 10-Q.

(27)           Financial Data Schedule.