Form 10-K
period 1999-12-31
HARLEYSVILLE NATIONAL CORP
filed 2000-03-29
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
                                   (Mark One)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999.
                                            -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from       to       .
                                               ------   ------

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

                      .             N/A               N/A.
                       ---------------- ------------------

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

                      $206,063,156 as of February 29, 2000

Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date.

   7,915,552 shares of Common Stock, $1 par value per share, were outstanding as of February 29, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 11, 2000 are incorporated by reference into Part III of this report.

PAGE 2

                                       HARLEYSVILLE  NATIONAL  CORPORATION

                                            INDEX TO FORM 10-K REPORT
                                                                                                   PAGE
              -------------------------------------------------------------------------------------
I. . . . . .  PART I.

  Item 1.     Business                                                                                4
  Item 2.     Properties                                                                             15
  Item 3.     Legal Proceedings                                                                      17
  Item 4.. .  Submission of Matters to a Vote of Security Holders .                                  18

II.. . . . .  PART II.

  Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters                   19
  Item 6.     Selected Financial Data                                                                19
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  19
  Item 7.A..  Quantitative and Qualitative Disclosure about Market Risk                              19
  Item 8.     Financial Statements and Supplementary Data                                            19
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   19

III. . . . .  PART III.

  Item 10.    Directors and Executive Officers of the Registrant                                     20
  Item 11.    Executive Compensation                                                                 21
  Item 12.    Security Ownership of Certain Beneficial Owners and Management                         21
  Item 13.    Certain Relationships and Related Transactions                                         21

IV.. . . . .  PART IV.

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                        22

  Signatures                                                                                         25

PAGE 3
                                     PART I

Item  1.  Business.
-------

History  and  Business
----------------------

     Harleysville National Corporation, a Pennsylvania corporation (the Corporation), was incorporated in June 1982. On January 1, 1983, the Corporation became the parent bank holding company of Harleysville National Bank and Trust Company (HNB), established in 1909, a wholly owned subsidiary of the Corporation. On February 13, 1991, the Corporation acquired all of the outstanding common stock of Citizens National Bank (CNB), established in 1903. On June 1, 1992, the Corporation acquired all of the outstanding stock of Summit Hill Trust Company (Summit Hill). On September 25, 1992, Summit Hill merged into CNB and is now operating as a branch office of CNB. On July 1, 1994 the Corporation acquired all of the outstanding stock of Security National Bank
(SNB), established in 1988. On March 1, 1996, the Corporation acquired all of the outstanding common stock of Farmers & Merchants Bank ("F & M"). F & M was merged into CNB and is now operating as a branch office of CNB. On March 17, 1997, the HNC Financial Company was incorporated as a Delaware Corporation. HNC Financial Company's principal business function is to expand the investment opportunities of the Corporation. On January 20, 1999, the Corporation acquired all of the outstanding stock of Northern Lehigh Bancorp, Inc., parent company of Citizens National Bank of Slatington. The Corporation is primarily a bank holding company that provides financial services through its three bank subsidiaries. Since commencing operations, the Corporation's business has consisted primarily of managing HNB, CNB and SNB (collectively the Banks), and its principal source of income has been dividends paid by the Banks. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Banks are national banking associations under the supervision of the Office of the Comptroller of the Currency (the OCC). The Corporation and HNB's legal headquarters are located at 483 Main Street, Harleysville, Pennsylvania 19438. CNB's legal headquarters is located at 13-15 West Ridge Street, Lansford, Pennsylvania 18232. SNB's legal headquarters is located at One Security Plaza, Pottstown, Pennsylvania 19464. HNC Financial Company's legal headquarters is located at 300 Delaware Avenue, Suite 1704, Wilmington, Delaware 19801.

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

        Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Harleysville National Corporation and its subsidiaries and could cause actual results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include the following:

-     operating,  legal  and  regulatory  risks;
- economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and
- the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.


      As of December 31, 1999, the Corporation had total assets of $1,635,679,000, total shareholders' equity of $129,660,000 and total deposits of $1,231,265,000.

      The Banks engage in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal trust services. Their deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law. The Banks have 35 branch offices located in Montgomery, Bucks, Carbon, Wayne, Chester, Lehigh, Northampton and Schuylkill counties, Pennsylvania, 22 of which are owned by the Banks and 13 of which are leased from third parties.

      The Banks enjoy a stable base of core deposits and are leading community banks in their service areas. The Banks believe they have gained their position

PAGE 4

as a result of a customer-oriented philosophy and a strong commitment to service. Senior management has made the development of a sales orientation throughout the Banks one of their highest priorities and emphasizes this objective with extensive training and sales incentive programs that the Corporation believes are unusual for community banks. The Banks maintain close contact with the local business community to monitor commercial lending needs and believe they respond to customer requests quickly and with flexibility. Management believes these competitive strengths are reflected in the Corporation's results of operations.

      As of December 31, 1999, the Corporation and the Banks employed approximately 517 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition
-----------

      The Banks compete actively with other eastern Pennsylvania financial institutions, many larger than the Banks, as well as with financial and non-financial institutions headquartered elsewhere. The Banks are generally competitive with all competing institutions in their service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans, and fees and charges for trust services. At December 31, 1999, HNB's legal lending limit to a single customer was $14,426,000 and CNB's and SNB's legal lending limits to a single customer were $3,246,000 and $1,441,000, respectively. Many of the institutions with which the Banks compete are able to lend significantly more than these amounts to a single customer.

Supervision  and  Regulation  -  The  Registrant
------------------------------------------------

       On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, the Financial Services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act:

- Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and
- Section 32, which restricts officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

PAGE 5

     Generally,  the  Financial  Services  Modernization  Act:

- Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;
- Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;
- Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;
- Provides an enhanced framework for protecting the privacy of consumer information;
- Adopts a number of provisions related to the capitalization, membership, corporate governance and the other measures designed to modernize the Federal Home Loan Bank system;
- Modifies the laws governing the implementation of the Community Reinvestment Act; and
- Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     In order for the Corporation to take advantage of the ability to affiliate with other financial services providers, the Corporation must become a "Financial Holding Company" as permitted under an amendment to the Bank Holding Company Act. To become a Financial Holding Company, the Corporation would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must determine that each insured depository institution subsidiary of the Corporation has at least a satisfactory CRA rating. The Corporation currently meets the requirements to make an election to become a Financial Holding Company. The Corporation's management has not determined at this time whether it will seek an election to become a Financial Holding Company. The Corporation is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Corporation and its subsidiaries, regulatory requirements, general economic conditions, and other factors, the Corporation desires to utilize any of its expanded powers provided in the Financial Service Modernization Act.

     The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with risk and protect the bank from such risks and potential liabilities.

     The Corporation and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the company and the bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the company bank.

PAGE 6
              From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Banks. We cannot predict whether the legislation will be enacted or, if enacted, how the legislation would affect the business of the Corporation and the Banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Banks' business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on liquidity, capital resources and results of operations of the Corporation will be immaterial.

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

     Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

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

     Under the Community Reinvestment Act of 1977, the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating like "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. These ratings are publicly disclosed.

     Under the Bank Secrecy Act, banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which a bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the Bank Secrecy Act for failure to file a required report, for failure to supply information required by the Bank Secrecy Act or for filing a false or fraudulent report.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that institutions must be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

                                Total    Tier 1  Under a
                                Risk     Risk    Tier 1    Capital
                                Based    Based   Leverage  Order or
                                Ratio    Ratio    Ratio    Directive
                                -----   ------  --------  ---------

CAPITAL CATEGORY
------------------------------
Well capitalized . . . . . . .  >  10.0   > 6.0     > 5.0    NO
                                -  ----   - ----    - ----
Adequately capitalized . . . .  >   8.0   > 4.0     > 4.0*
                                -  ----   - ----    - ----
Undercapitalized . . . . . . .  <   8.0   < 4.0     < 4.0*
Significantly undercapitalized  <   6.0   < 3.0     < 3.0
Critically undercapitalized. .                      < 2.0


*3.0  for  those  banks  having  the  highest  available  regulatory  rating.

      In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: the institution of a capital restoration plan and a guarantee of the plan by a parent institution; and the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

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

     A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, a bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. The operational cost of complying with the Truth-In-Savings law had no material impact on liquidity, capital resources or reported results of operations.

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
----------

    Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000
(Y2K).  The  Year  2000 issue affects virtually all companies and organizations.

     The Corporation did not experience problems associated with the Y2K issue and has not found Y2K problems with its related third parties, as of February 29, 2000. The Corporation's third parties include its vendors and commercial customers. The Corporation continues to monitor its own computer systems for Y2K problems and will continue to investigate any potential problems with its related third parties.

     The Corporation prepared a Y2K budget and has tracked expenses related to the Y2K issue. As of December 31, 1999, the Corporation expensed $381,000 and capitalized fixed assets of $116,000 during the last three years to address the Y2K issue.

Statistical  Data
-----------------

     The information for this item is listed below and is incorporated by reference to pages 25 through 32 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999 which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


INVESTMENT  PORTFOLIO

  The following shows the carrying value of the Corporation's investment securities held to maturity:


(Dollars in Thousands)                              1999     1998     1997
                                                   -------  -------  -------
U. S. Treasury notes. . . . . . . . . . . . . . .  $ 1,000  $     -  $     -
Obligations of other U.S. Government agencies
     and corporations . . . . . . . . . . . . . .        -    6,816   21,707
Obligations of states and political subdivisions.   21,450   17,093   19,609
Mortgage-backed securities. . . . . . . . . . . .      568    1,039    2,048
Other securities. . . . . . . . . . . . . . . . .    1,253   16,572    5,323
                                                   -------  -------  -------
    Total . . . . . . . . . . . . . . . . . . . .  $24,271  $41,520  $48,687
                                                   =======  =======  =======

  The following shows the carrying value of the Corporation's investment securities available for sale:


(Dollars in Thousands)                               1999      1998      1997
                                                   --------  --------  --------
U. S. Treasury notes. . . . . . . . . . . . . . .  $ 46,553  $ 44,168  $ 46,614
Obligations of other U.S. Government agencies
     And corporations . . . . . . . . . . . . . .    32,915    45,668    48,615
Obligations of states and political subdivisions.   149,213   164,226    94,488
Mortgage-backed securities. . . . . . . . . . . .   154,941    88,252    57,299
Other securities. . . . . . . . . . . . . . . . .    67,337    48,124    15,939
                                                   --------  --------  --------
    Total . . . . . . . . . . . . . . . . . . . .  $450,959  $390,438  $262,955
                                                   ========  ========  ========

    There are no significant concentrations of securities (greater than 10% of shareholders' equity) in any individual security issuer. The maturity analysis of investment securities held to maturity, Including the weighted average yield for each category as of December 31, 1999, is as follows:


                                        Under         1 - 5        5 - 10      Over
                                        1 year        years        years     10 years    Total
----------------------------------  --------------  --------   ----------    --------    -----
(Dollars in thousands)
U.S. Treasury notes:
        Carrying value . . . . . .  $         500   $   500   $       -   $     -     $ 1,000
        Weighted average yield.. .           6.24%     6.31%          - %       - %      6.28%
        Weighted average maturity.                                                1 yr  0 mos
Obligations of states and
        Political subdivisions:
        Carrying value . . . . . .            771       596       1,915    18,168      21,450
        Weighted average yield . .           9.03%     8.55%       9.46%     8.57%       8.66%
        Weighted average maturity.                                               10 yrs 7 mos
Mortgage-backed securities:
        Carrying value . . . . . .             -         -          568         -         568
        Weighted average yield . .             - %       - %       6.63%        - %      6.63%
        Weighted average maturity.                                                2 yrs 0 mos
Other securities:
        Carrying value . . . . . .            250     1,003          -          -       1,253
        Weighted average yield . .           9.07%     7.09%         - %        - %      7.49%
        Weighted average maturity.                                                2 yrs 5 mos
Total:
        Carrying value . . . . . .  $       1,521   $ 2,099   $   2,483   $18,168     $24,271
        Weighted average yield . .           8.12%     6.89%       8.82%     8.57%       8.45%
        Weighted average maturity.                                                9 yrs 7 mos

The maturity analysis of securities available for sale, including the weighted average yield for Each category, as of December 31, 1999 is as follows:



                                        Under      1 - 5     5 - 10     Over
(Dollars in thousands)                 1 year      years     Years    10 years      Total
                                    ------------   -----     -----    --------     --------
U.S. Treasury notes:
        Amortized cost                  $17,526    $28,931   $    -    $     -     $ 46,457
        Weighted average yield             5.89%      6.15%       - %        - %       6.05%
        Weighted average maturity.                                             1 yr   8 mos
Obligations of other U.S.
        Government agencies and
         corporations:
        Amortized cost                        -         -      33,745         -       33,745
        Weighted average yield                - %       - %      6.76%        - %       6.76%
        Weighted average maturity.                                              7 yrs  9 mos
Obligations of states and
        political subdivisions:
        Amortized cost                    3,200      3,121      9,144    142,067     157,532
        Weighted average yield             6.03%      8.04%      8.17%      7.72%       7.72%
        Weighted average maturity.                                              14 yrs 0 mos
Mortgage-backed securities:
        Amortized cost                        -         -      15,325    143,343     158,668
        Weighted average yield                - %       - %      6.43%      6.58%       6.56%
        Weighted average maturity.                                              6 yrs  8 mos
Other securities:
        Amortized cost                        -       5,828    26,356     37,385      69,569
        Weighted average yield                - %      6.44%     6.35%      6.90%       6.65%
        Weighted average maturity.                                              12 yrs 4 mos
Total:
        Amortized Cost                   $20,726    $37,880   $84,570   $322,795    $465,971
        Weighted average yield              5.91%      6.35%     6.72%      7.12%       6.92%
        Weighted average maturity.                                              9 yrs  7 mos

LOANS

  The  following  table  shows  the  composition  of  the  Banks'  Loans:
                                             December  31,
                                             -------------

(Dollars in thousands)         1999       1998      1997      1996      1995
                            ----------  --------  --------  --------  --------
Real estate. . . . . . . .  $  337,260  $318,048  $259,801  $252,632  $241,048
Commercial and industrial.     280,136   245,648   233,187   199,970   194,152
Consumer loans . . . . . .     348,865   270,445   254,399   243,006   206,070
Lease financing. . . . . .      94,909    68,753    55,413    49,623    43,942
                            ----------  --------  --------  --------  --------
       Total loans. . . .  $ 1,061,170  $902,894  $802,800  $745,231  $685,212
                            ==========  ========  ========  ========  ========

  The following table details maturities and interest sensitivity of real estate, commercial and industrial, consumer loans and lease financing at December 31, 1999:


                                        Within   1 -  5     Over
(Dollars in thousands). . . . .         1 year    years    5 years     Total
                                        ------    -----    -------     --------
Real estate                             $ 70,037  $139,309  $127,914  $  337,260
Commercial and industrial                152,848    83,655    43,633     280,136
Consumer                                  84,690   195,983    68,192     348,865
Lease financing                           31,380    63,529         -      94,909
                                        --------  --------  --------  ----------
     Total                              $338,955  $482,476  $239,739  $1,061,170
                                        ========  ========  ========  ==========
Loans with variable or
    floating interest rates             $229,944  $ 61,476  $      -  $  291,420
Loans with fixed predetermined
    interest rates                       109,011   421,000   239,739     769,750
                                        --------  --------  --------  ----------
     Total                              $338,955  $482,476  $239,739  $1,061,170
                                        ========  ========  ========  ==========

The following table details those loans that were placed on nonaccrual status, were accounted for as troubled debt restructuring or were delinquent by 90 days or more and still accruing interest:

                                          December 31,

(Dollars in thousands)         1999    1998    1997    1996    1995
                              ------  ------  ------  ------  -------
Nonaccrual loans . . . . . .  $3,690  $3,696  $3,730  $5,090  $10,635
Trouble debt restructurings.     465     583   1,099   1,717    1,183
Delinquent loans . . . . . .     269   1,350   2,341   2,053    1,911
                              ------  ------  ------  ------  -------
       Total . . . . . . . .  $4,424  $5,629  $7,170  $8,860  $13,729
                              ======  ======  ======  ======  =======

ALLOWANCE  FOR  LOAN  LOSSES
    A  summary  of  the  allowance  for  loan  losses  is  as  follows:
                                                        December  31,

(Dollars in thousands)                1999       1998       1997       1996       1995
                                    ---------  ---------  ---------  ---------  ---------
Average loans. . . . . . . . . . .  $973,398   $839,102   $763,000   $704,032   $651,955
                                    =========  =========  =========  =========  =========

Allowance, beginning of period . .  $ 13,706   $ 12,592   $ 11,228   $ 10,353   $  8,592
                                    ---------  ---------  ---------  ---------  ---------
Loans charged off:
       Commercial and industrial .       108        217         66        453        240
       Consumer. . . . . . . . . .       627        630      1,057        615        286
       Real estate . . . . . . . .       723        424        544        412        178
       Consumer. . . . . . . . . .       226        145         78         33         39
                                    ---------  ---------  ---------  ---------  ---------
       Total loans charged off . .     1,684      1,416      1,745      1,513        743
                                    ---------  ---------  ---------  ---------  ---------
Recoveries:
       Commercial and industrial .        28         94        113         84        143
       Consumer. . . . . . . . . .       105        100        124         59         82
       Real estate . . . . . . . .        94         88        264         30          1
       Lease financing . . . . . .        52         18         18         18         36
                                    ---------  ---------  ---------  ---------  ---------
       Total recoveries. . . . . .       279        300        519        191        262
                                    ---------  ---------  ---------  ---------  ---------
Net loans charged off. . . . . . .     1,405      1,116      1,226      1,322        481
                                    ---------  ---------  ---------  ---------  ---------
Provision for loan losses. . . . .     1,907      2,230      2,590      2,197      2,242
                                    ---------  ---------  ---------  ---------  ---------
Allowance, end of period . . . . .  $ 14,208   $ 13,706   $ 12,592   $ 11,228   $ 10,353
                                    =========  =========  =========  =========  =========
Ratio of net charge offs to
        Average loans outstanding.      0.14%      0.13%      0.16%      0.19%      0.07%
                                    =========  =========  =========  =========  =========

   The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

                                                                        December  31,
                                       ----------------------------------------------------------------------------

                                1999               1998                 1997                 1996                 1995
                             ---------           --------             ---------            --------            ---------
(Dollars in thousands)              Percent             Percent              Percent             Percent              Percent
                          Amount   of Loans   Amount    of Loans    Amount   of Loans   Amount   of Loans   Amount    of Loans
----------------------  ---------  --------  ---------  --------  ---------  -------  ---------  -------  ---------  ----------
Commercial
      and industrial .  $   3,694       26%  $   3,729       27%  $   3,658      29%  $   3,013      27%  $   2,899   28%
Consumer . . . . . . .      4,689       33%      4,076       30%      3,959      31%      3,631      32%      3,106   30%
Real estate. . . . . .      4,547       32%      4,858       35%      4,107      33%      3,836      34%      3,727   36%
Lease financing. . . .      1,279        9%      1,044        8%        869       7%        748       7%        621    6%
                         --------   -------   --------    ------     ------    -----    -------   ------     ------  ----
     Total . . . . .       14,208      100%     13,706      100%     12,592     100%     11,228     100%     10,353  100%
                        =========  ========  =========  ========  =========  =======  =========  =======  =========  ====


DEPOSIT  STRUCTURE

      The  following  table  is  a  distribution  of  average  balances  and  average  rates  paid  on  the deposit  categories  for  the  last  three  years:
                                                         December  31,
                                  ------------------------------------------------------
                                        1999              1998             1997
                                     -----------         --------         -------
(Dollars in thousands)             Amount    Rate    Amount   Rate    Amount   Rate
                                   ------    ----    ------   ----    ------  ----------
Demand - noninterest-bearing   $  181,147      --%  $158,332    --%  $142,358    --%
Demand -- interest-bearing        139,841    1.29%   121,873  1.57%   106,951  1.63%
Money market and savings          384,314    2.98%   343,954  3.16%   308,537  3.09%
Time -- under $100,000            343,657    5.35%   324,674  5.52%   316,799  5.54%
Time -- $100,000 or greater       110,418    5.11%    88,206  5.49%    66,093  5.50%
                                ----------          --------         --------
         Total                 $1,159,377         $1,037,039         $940,738
                               ==========        ===========         ========

     The maturity distribution of certificates of deposit of $100,000 and over is as follows:

                                          December  31,

(Dollars in thousands)               1999     1998     1997
                                   --------  -------  -------
Three months or less. . . . . . .  $ 71,708  $50,023  $45,098
Over three months to six months .    29,915   20,942   14,002
Over six months to twelve months.    17,961   10,047    7,812
Over twelve months. . . . . . . .     8,095    9,456    4,163
                                   --------  -------  -------
       Total. . . . . . . . . . .  $127,679  $90,468  $71,075
                                   ========  =======  =======

NET  INTEREST  INCOME

       For analytical purposes, the following table reflects tax-equivalent net interest income in recognition of the income tax savings on tax-exempt items such as interest on municipal securities and tax-exempt loans. Adjustments are made using a statutory federal tax rate of 35%.

                            Year  ended  December  31,
------------------------------------------------------

Dollars in thousands)         1999     1998     1997
                            --------  -------  -------
Interest income. . . . . .  $106,117  $93,492  $85,827
Interest expense . . . . .    46,873   40,238   36,086
                            --------  -------  -------
Net interest income. . . .    59,244   53,254   49,741
Tax equivalent adjustment.     5,091    4,249    3,093
                            --------  -------  -------

Net interest income. . . .  $ 64,335  $57,503  $52,834
                            ========  =======  =======

     The rate volume analysis set forth in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the last three years by their rate and volume components.

                                     1999  over (under) 1998      1998 over (under) 1997
                                       due  to  changes  in         due  to  changes  in
                                       --------------------         ---------------------

Dollars in thousands)                 Net                          Net
                                    Change    Rate      Volume    Change    Rate      Volume
                                    --------  --------  --------  --------  --------  --------
INTEREST INCOME:
   Investment securities (1) . . .  $ 6,274   $   301   $ 5,973   $ 4,182   $  (579)  $ 4,761
   Loans . . . . . . . . . . . . .    8,026    (2,924)   10,950     4,966    (1,505)    6,471
   Other rate-sensitive assets . .     (833)     (115)     (718)     (327)     (133)     (194)
                                    --------  --------  --------  --------  --------  --------
       Total . . . . . . . . . . .   13,467    (2,738)   16,205     8,821    (2,217)   11,038
                                    --------  --------  --------  --------  --------  --------
PAGE 14

INTEREST EXPENSE:
   Savings deposits. . . . . . . .      466    (1,009)    1,475     1,517       135     1,382
   Time deposits . . . . . . . . .    1,290      (891)    2,181     1,562       (90)    1,652
   Borrowings and other interest-
     bearing liabilities . . . . .    4,879       154     4,725     1,073      (192)    1,265
                                    --------  --------  --------  --------  --------  --------
       Total . . . . . . . . . . .    6,635    (1,746)    8,381     4,152      (147)    4,299
                                    --------  --------  --------  --------  --------  --------
Changes in net interest income . .  $ 6,832   $  (992)  $ 7,824   $ 4,669   $(2,070)  $ 6,739
                                    ========  ========  ========  ========  ========  ========

(1)  The  interest  earned  on  nontaxable  investment  securities and loans is shown on a tax equivalent  basis.

    Tax-equivalent net interest income was $64,335,000 for 1999, compared to $57,503,000 for 1998, an increase of $6,832,000, or 11.9%. This increase in tax-equivalent net interest income was primarily due to the net $7,824,000 increase related to volume, partially offset by a decrease related to interest rates of $992,000. Total interest income increased $13,467,000, primarily the result of higher volumes of loans and investment securities, in part offset by the lower loan rates experienced during 1999. Tax-equivalent interest income on loans grew 11.2% and tax-equivalent investment interest income increased 25.0%. The 1999 average loan and investment volumes increased 16.0% and 23.5% respectively. The Banks experienced growth throughout all loan portfolios. The increase in investment securities was due to both the funding of a $25,000,000 of a capital leverage program during 1999 and the planned growth of related to the increase in deposit funding.

     Total interest expense grew $6,635,000 during 1999 or 16.5%, compared to 1998. This growth was the result of increases in all interest-bearing liability categories. The volumes of savings deposits, time deposits and borrowings and other interest-bearing liabilities grew 12.5%, 10.0% and 97.3%, respectively. Borrowings and other interest-bearing liabilities include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U.S. Treasury notes. The increase in borrowings and other interest-bearing liabilities was due to both the growth in the capital leverage program and the loan portfolio during 1999.

     The 1998 tax-equivalent net interest income was $57,503,000, a $4,669,000 increase compared to $52,834,000 for 1997. This increase in tax-equivalent net interest income was primarily due to the $6,739,000 increase related to volumes, partially offset by the $2,070,000 decrease in net interest income related to rates. The growth in earning asset volumes was in investment securities and loans and the interest-bearing liabilities volume growth was due to increases in all categories.

Item  2.  Properties.
--------------------

     The principal executive offices of the Corporation and of HNB are located in Harleysville, Pennsylvania in a two-story office building owned by HNB, built in 1929. HNB also owns the buildings in which thirteen of its branches are located and leases space for the other ten branches from unaffiliated third parties under leases expiring at various times through 2036. The principal executive offices of CNB are located in Lansford, Pennsylvania in a two-story office building owned by CNB. Citizens also owns the buildings where its branches are located. The principal executive offices of SNB are located in Pottstown, Pennsylvania, in a building leased by SNB. SNB leases its East End and North End branches, and owns its Pottstown Center branch. HNC Investment Company leases an office in Wilmington, Delaware.


Office                                Office Location          Owned/Leased
-----------------------------  ------------------------------  ------------

Harleysville. . . . . . . . .  483 Main Street                 Owned
  Harleysville PA

Skippack. . . . . . . . . . .  Route 73                        Owned
  Skippack PA

Limerick. . . . . . . . . . .  Ridge Pike                      Owned
  Limerick PA

PAGE 15

North Penn. . . . . . . . . .  Welsh & North Wales Rd          Owned
  North Wales PA

Gilbertsville . . . . . . . .  Gilbertsville Shopping          Leased
  Gilbertsville PA

Hatfield. . . . . . . . . . .  Snyder Square                   Leased
  Hatfield PA

North Broad . . . . . . . . .  North Broad Street              Owned
  Lansdale PA

Marketplace . . . . . . . . .  Marketplace Shopping            Leased
  Lansdale PA

Normandy Farms. . . . . . . .  Morris Road                     Leased
  Blue Bell PA

Horsham . . . . . . . . . . .  Babylon Business Center         Leased
  Horsham PA

Meadowood . . . . . . . . . .  Route 73                        Leased
  Worcester PA

Collegeville. . . . . . . . .  364 Main Street                 Owned
  Collegeville PA

Sellersville. . . . . . . . .  209 North Main St.              Owned
  Sellersville PA

Trainers Corner . . . . . . .  Trainers Corner Center          Leased
  Quakertown PA

Quakertown Main . . . . . . .  224 West Broad St.              Owned
  Quakertown PA

Spring House. . . . . . . . .  1017-1021 North Bethlehem Pike  Owned
  Spring House PA

Red Hill. . . . . . . . . . .  400 Main Street                 Owned
  Red Hill PA

Doylestown. . . . . . . . . .  500 East State Road . . . .     Leased
  Doylestown PA

Audubon . . . . . . . . . . .  2624 Egypt Road                 Owned
  Audubon PA

Chalfont. . . . . . . . . . .  251 West Butler Avenue          Leased
  Chalfont PA

Spring City . . . . . . . . .  44 North Main Street            Owned
  Spring City PA

PAGE 16

Royersford . . . . . . . . . . 440 W. Linfield-Trappe Road
  Royersford PA                                                Owned

Foulkeways . . . . . . . . .   1120 Meetinghouse Road
  Gwynedd PA                                                   Leased

Citizens. . . . . . . . . . .  13-15 West Ridge Street         Owned
  Lansford PA

Summit Hill . . . . . . . . .  2 East Ludlow Street            Owned
  Summit Hill PA

Lehighton . . . . . . . . . .  904 Blakeslee Blvd.             Owned
  Lehighton PA

Farmers & Merchants . . . . . 1001 Main Street                 Owned
  Honesdale PA

McAdoo. . . . . . . . . . . .  25 North Kennedy Drive          Owned
  McAdoo PA

Slatington . . . . . . . . . . 502 Main Street
  Slatington PA                                                Owned

Slatington Handi-Bank . . . .  705 Main Street
  Slatington, PA                                               Owned

Lehigh Township . . . . . . .  4421 Lehigh Drive
  Walnutport PA                                                Owned

Pottstown . . . . . . . . . .  One Security Plaza              Leased
  Pottstown PA

Pottstown . . . . . . . . . .  1450 East High Street           Leased
  Pottstown PA

Pottstown . . . . . . . . . .  930 North Charlotte Street      Leased
  Pottstown PA

Pottstown . . . . . . . . . .  Rte. 100 & Shoemaker Road       Owned
  Pottstown PA

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

PAGE 17

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
---------------------------------------------------------------------

     No matter was submitted during the fourth quarter of 1999 to a vote of holders of the Corporation's Common Stock.

PAGE 18

                                     PART II

Item  5.  Market  for  the  Registrant's  Common  Stock and Related  Shareholder
--------------------------------------------------------------------------------
Matters.
--------

     The information required by this Item is incorporated by reference to pages 8 and 20 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  6.  Selected  Financial  Data.
------------------------------------

     The information required by this Item is incorporated by reference to page 25 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
--------------

     The information required by this Item is incorporated by reference to pages 25 through 32 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.

Item  7.A.  Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
----------------------------------------------------------------------------

      The information required by this Item is incorporated by reference to pages 29 and 30 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  8.  Financial  Statements  and  Supplementary  Data.
---------------------------------------------------------

     The information required by this Item is incorporated by reference to pages 8 through 24 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
---------------------

      None.

PAGE 19
                                    PART III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant.
-------------------------------------------------------------------

     The information required by this Item with respect to the Corporation's directors is incorporated by reference to pages 6 through 9 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 11, 2000.


Executive  Officers  of  Registrant
-----------------------------------

Name                        Age   Position
----------------------------------------------------------------------------
S>
Walter E. Daller, Jr. . . . 60    Chairman of the Board, President and Chief
                                  Executive Officer of the Corporation.

Demetra M. Takes . . . . .  49    President and Chief Operating Officer of
                                  Harleysville since 1998, prior position was
                                  Executive Vice President and Chief Operating
                                  Officer of Harleysville.

Fred C. Reim, Jr. . . . . . 56    President and Chief Executive Officer of
                                  Security National Bank since 1998, prior
                                  position was Senior Vice President of
                                  Harleysville.

Thomas D. Oleksa . . . . .  46    President and Chief Executive Officer of
                                  Citizens.

Vernon L. Hunsberger . . .  51    Treasurer of the Company, Senior Vice
                                  President/CFO and Cashier of Harleysville.

Geoffrey D. Brandon . . . . 34    Senior Vice President of Branch Administra-
                                  tion for Harleysville since 1998, prior
                                  position was Vice President of Harleysville.

David Crews . . . . . . . . 48    Senior Vice President of Harleysville since
                                  1998, prior position was Vice President of
                                  Business Development.

Dennis L. Detwiler . . . .  52    Senior Vice President of Harleysville.

Bruce D. Fellman. . . . . . 53    Senior Vice President of Harleysville since
                                  1998, prior position was Vice President.

James W. Hamilton . . . . . 53    Senior Vice President of Harleysville.

Clay T. Henry . . . . . . . 39    Senior Vice President and Senior Trust
                                  Officer of Harleysville since 1998, prior
                                  position was Director of Investment Services
                                  for the Pridate Brank of PNC Financial
                                  Corporation.

Linda C. Lockhart . . . . . 48    Senior Vice President of Customer Support of
                                  Harleysville since 1998, Vice President of
                                  Customer Support since 1997, Vice President
                                  of First Sterling Bank (1991 - 1996).
PAGE 20

Mikkayla B. Murray. . . . . 44    Senior Vice President of Loan Administra-
                                  tion of Harleysville.


Gregg J. Wagner . . . . . . 39    Senior Vice President of Finance of Harleys-
                                  ville since 1998, prior position was Vice
                                  President & Comptroller of Harleysville.

Harry T. Weierbach . . . .  55    Senior Vice President and Chief Investment
                                  Officer of Harleysville since 1998, Vice
                                  President (1996 to 1998), Assistant Vice
                                  President (1994 to 1998).

Item  11.  Executive  Compensation.
----------------------------------

     The information required by this Item is incorporated by reference to pages 10 through 15 of the Corporation's Proxy Statement relating to the Annual
Meeting  of  Shareholders  to  be  held  April  11,  2000.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
-------------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to pages 6 through 7 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 11, 2000.

Item  13.  Certain  Relationships  and  Related  Transactions.
-------------------------------------------------------------

     The information required by this Item is incorporated by reference to page 20 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 11, 2000, and to page 17 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which page is included at Exhibit (13) to this Annual Report on Form 10-K.

                                       PART IV
                                       -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
----------------------------------------------------------------------------

(a)  Financial Statements, Financial Statement Schedules and Exhibits Filed:

     (1)  Consolidated Financial Statements
                                                                                Page
----------------------------------------------------------------------------
     Harleysville National Corporation and Subsidiary:
       Consolidated Balance Sheets as of
          December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . .      9*
       Consolidated Statements of Income for the
          Years Ended December 31, 1999, 1998
          and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10*
       Consolidated Statements of Shareholders'
          Equity for the Years Ended
          December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . .     11*
       Consolidated Statements of Cash Flows
          for the Years Ended December 31, 1999,
          1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . .     12*
       Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  13-24*
       Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . .      8*

     (2)  Financial Statement Schedules

           Financial Statements Schedules are omitted because the required information is either not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     *Refers to the respective page of the Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 8 to 24 of the Annual Report to Shareholders, are incorporated herein by reference and attached at Exhibit 13 to this Annual Report on Form 10-K. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and in Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     (3)  Exhibits

Exhibit No.    Description of Exhibits
---------------------------------------

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

(10.3)          Supplemental Executive Retirement Plan.  (Incorporated by
                Reference to Exhibit 10.3 of Registrant's Annual Report in
                Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.

(10.4)          Walter E. Daller, Jr., Chairman, President and Chief
                Executive Officer's employment agreement. (Incorporated by Reference to Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.5)          Demetra M. Takes, President and Chief Operating Officer of
                Harleysville employment agreement. (Incorporated by Reference to the Registrant's Curent Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.6) Vernon L. Hunsberger. Senior Vice President/CFO and Cashier's employment agreement. (Incorporated by Reference to Registrant's Current Report on Form 8-K, filed with the
                Commission on March 25, 1999.)

(11) Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to page 15 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which is included as Exhibit (13) to this Form 10-K Report.

(12) Statements Re: Computation of Ratios. The information for this exhibit is incorporated by reference to page 1 of the Corporation's Annual Report to Shareholders for the year ended
                December 31, 1999, which is included as Exhibit (13) to this Form 10-K Report.

(13)            Excerpts from the Corporation's 1999 Annual Report to
                Shareholders. (This excerpt includes only page 1 and pages 8 through 32 which are incorporated in this Report by reference.)

(21)            Subsidiaries of Registrant.

(23)            Consent of Grant Thornton LLP, Independent Certified Public
                Accountants.

(27)            Financial Data Schedule.

(99)            Additional Exhibits.

                     None.

(b)  Reports on Form 8-K
                During the quarter ended December 31, 1999, the Registrant did not file any reports on Form 8-K.

PAGE 24
                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HARLEYSVILLE  NATIONAL  CORPORATION




Date: March 3, 2000                     By:    /s/ Walter E. Daller, Jr.
-------------------------------------------------------------------------------

                                               Walter E. Daller, Jr.
                                               President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                      Title                    Date
--------------------------------  --------------------------------  -------------
/s/ LeeAnn Bergy . . . . . . . .  Director                           March 9, 2000
--------------------------------
LeeAnn Bergy

/s/ Walter E. Daller, Jr.. . . .  Chairman of the Board, President   March 3, 2000
--------------------------------  and Chief Executive Officer and
Walter E. Daller, Jr.. . . . . .  Director (Principal Executive
                                  Officer)

__________________________
--------------------------------
Martin E. Fossler                 Director                           March 9, 2000

/s/ Harold A. Herr                Director
--------------------------------
Harold A. Herr                                                       March 9, 2000

/s/ Vernon L. Hunsberger . . . .  Treasurer (Principal Financial     March 9, 2000
--------------------------------  and Accounting Officer)
Vernon L. Hunsberger

/s/ Thomas S. McCready            Director
--------------------------------
Thomas S. McCready                                                   March 9, 2000

/s/ Henry M. Pollak               Director
--------------------------------
Henry M. Pollak                                                      March 9, 2000

/s/ Palmer E. Retzlaff            Director
--------------------------------
Palmer E. Retzlaff                                                   March 9, 2000

/s/ Walter F. Vilsmeier           Director
--------------------------------
Walter F. Vilsmeier                                                  March 9, 2000

_________________________
--------------------------------
William M. Yocum . . . . . . . .  Director                           March 9, 2000

PAGE 26

EXHIBIT  INDEX
--------------


                               Exhibit
-----------------------------------------------------------------------------

(13)       Excerpts from the Corporation's 1999 Annual Report to Shareholders
              (This excerpt includes only page 1 and pages 8 through 32, which are incorporated in this Report by reference.)

(21)       Subsidiaries of Registrant.

(23)       Consent of Grant Thornton LLP, Independent Certified
              Public Accountants.

(99)       Additional Exhibits.

              None.

