Form 10-Q
period 2000-03-31
HARLEYSVILLE NATIONAL CORP
filed 2000-05-15
CIK 702902

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549

                                    FORM 10-Q
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                          SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  2000.
                                    ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,835,526 shares of Common
Stock,  $1.00  par  value,  outstanding  on  April  30,  2000.

                            HARLEYSVILLE  NATIONAL  CORPORATION

                               INDEX  TO  FORM  10-Q  REPORT
                                                                                       PAGE
                                                                                       ----
Part I.  Financial Information

        Item 1. Financial Statements:

Consolidated Balance Sheets - March 31, 2000 and December 31, 1999. . . . . . . . . . .   3

Consolidated Statements of Income - Three Months Ended March 31, 2000 and 1999. . . . .   4

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999        5

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   6

       Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations
                                                                                          8
       Item 3. Quantitative and Qualitative Disclosures about Market Risk . . . . . . .  19

Part II.  Other Information

       Item 1.  Legal Proceedings
                                                                                         20
       Item 2.  Change in Securities and Use of Proceeds
                                                                                         20
       Item 3.  Defaults Upon Senior Securities
                                                                                         20
       Item 4. Submission of Matters to a Vote of Security Holders
                                                                                         20
       Item 5. Other Information
                                                                                         21
       Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .  21

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                       PART  1.  FINANCIAL  INFORMATION
                           HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                        CONSOLIDATED  BALANCE  SHEETS

Dollars in thousands)               (Unaudited) . .                .  March 31, 2000    December 31, 1999
                                                                     ----------------  -------------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . .  $        43,629   $           42,154
Federal Funds sold. . . . . . . . . . . . . . . . . . . . . . . . .            1,000                    -
                                                                     ----------------  -------------------
    Total cash and cash equivalents . . . . . . . . . . . . . . . .           44,629               42,154
                                                                     ----------------  -------------------
Interest-bearing deposits in banks. . . . . . . . . . . . . . . . .            7,375                5,123
Investment securities available for sale. . . . . . . . . . . . . .          455,143              450,959
Investment securities held to maturity
 (market value $33,266 and $23,828, respectively) . . . . . . . . .           33,873               24,271
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,087,960            1,061,170
Less: Unearned income . . . . . . . . . . . . . . . . . . . . . . .            1,598                  806
         Allowance for loan losses. . . . . . . . . . . . . . . . .          (14,557)             (14,208)
                                                                     ----------------  -------------------
             Net loans. . . . . . . . . . . . . . . . . . . . . . .        1,075,001            1,047,768
                                                                     ----------------  -------------------
Bank premises and equipment, net. . . . . . . . . . . . . . . . . .           20,638               20,356
Accrued income receivable . . . . . . . . . . . . . . . . . . . . .           11,032               10,211
Other real estate owned . . . . . . . . . . . . . . . . . . . . . .            1,403                1,436
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . .            1,916                2,006
Bank-owned life insurance . . . . . . . . . . . . . . . . . . . . .           25,873               25,527
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,428                5,868
                                                                     ----------------  -------------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . .  $     1,683,311   $        1,635,679
                                                                     ================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . .  $       189,143   $          201,475
   Interest-bearing:
     Checking accounts. . . . . . . . . . . . . . . . . . . . . . .          150,744              149,562
     Money market accounts. . . . . . . . . . . . . . . . . . . . .          280,488              250,025
     Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . .          147,555              143,414
     Time, under $100,000 . . . . . . . . . . . . . . . . . . . . .          370,150              359,110
     Time, $100,000 or greater. . . . . . . . . . . . . . . . . . .          177,325              127,679
                                                                     ----------------  -------------------
          Total deposits. . . . . . . . . . . . . . . . . . . . . .        1,315,405            1,231,265
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .           17,373               17,114
U.S. Treasury demand notes. . . . . . . . . . . . . . . . . . . . .            2,391                2,014
Federal funds purchased . . . . . . . . . . . . . . . . . . . . . .           24,500                9,500
Federal Home Loan Bank (FHLB) borrowings. . . . . . . . . . . . . .          130,250              130,250
Securities sold under agreements to repurchase. . . . . . . . . . .           52,217              106,554
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            9,998                9,322
                                                                     ----------------  -------------------
          Total liabilities . . . . . . . . . . . . . . . . . . . .        1,552,134            1,506,019
                                                                     ----------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued . . . . . . . . . .                -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 7,915,554 shares in 2000 and
       7,915,130 shares in 1999 . . . . . . . . . . . . . . . . . .            7,916                7,915
    Additional paid in capital. . . . . . . . . . . . . . . . . . .           63,093               63,080
    Retained Earnings . . . . . . . . . . . . . . . . . . . . . . .           71,930               68,422
    Accumulated other comprehensive income. . . . . . . . . . . . .          (11,762)              (9,757)
                                                                     ----------------  -------------------
          Total shareholders' equity. . . . . . . . . . . . . . . .          131,177              129,660
                                                                     ----------------  -------------------
          Total liabilities and shareholders' equity. . . . . . . .  $     1,683,311   $        1,635,679
                                                                     ================  ===================

See  accompanying  notes  to  consolidated  financial  statements.

                        HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                 CONSOLIDATED  STATEMENTS  OF  INCOME
                                         (Unaudited)

Dollars in thousands except weighted average             Three months ended  March  31,
number of common shares and per share information) . .. .        2000         1999
                                                            -----------  ----------
INTEREST INCOME:
Loans, including fees. . . . . . . . . . . . . . . . . . .  $   19,684   $   16,712
Lease financing. . . . . . . . . . . . . . . . . . . . . .       2,027        1,514
Investment securities:
   Taxable . . . . . . . . . . . . . . . . . . . . . . . .       5,166        3,763
   Exempt from federal taxes . . . . . . . . . . . . . . .       2,382        2,355
Federal funds sold . . . . . . . . . . . . . . . . . . . .          53          108
Deposits in banks. . . . . . . . . . . . . . . . . . . . .          77           16
                                                            -----------  ----------
      Total interest income. . . . . . . . . . . . . . . .      29,389       24,468
                                                            -----------  ----------
INTEREST EXPENSE:
Savings deposits . . . . . . . . . . . . . . . . . . . . .       3,727        3,063
Time, under $100,000 . . . . . . . . . . . . . . . . . . .       4,861        4,444
Time, $100,000 or greater. . . . . . . . . . . . . . . . .       2,399        1,207
Borrowed funds . . . . . . . . . . . . . . . . . . . . . .       3,118        1,735
                                                            -----------  ----------
      Total interest expense . . . . . . . . . . . . . . .      14,105       10,449
                                                            -----------  ----------
      Net interest income. . . . . . . . . . . . . . . . .      15,284       14,019
Provision for loan losses. . . . . . . . . . . . . . . . .         495          477
                                                            -----------  ----------
      Net interest income after provision for loan losses.      14,789       13,542
                                                            -----------  ----------
OTHER OPERATING INCOME:
Service charges. . . . . . . . . . . . . . . . . . . . . .         882          845
Security gains (losses), net. . . . .  . . . . . . . . . .        (112)         117
Trust income . . . . . . . . . . . . . . . . . . . . . . .         680          638
Bank-owned life insurance. . . . . . . . . . . . . . . . .         347            -
Other Income . . . . . . . . . . . . . . . . . . . . . . .         760          715
                                                            -----------  ----------
      Total other operating income . . . . . . . . . . . .       2,557        2,315
                                                            -----------  ----------
      Net interest income after provision for loan losses
         and other operating income. . . . . . . . . . . .      17,346       15,857
                                                            -----------  ----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits. . . . . . . . . . .       5,360        4,811
Occupancy. . . . . . . . . . . . . . . . . . . . . . . . .         707          619
Furniture and equipment. . . . . . . . . . . . . . . . . .       1,116          967
Other expenses . . . . . . . . . . . . . . . . . . . . . .       2,959        2,624
                                                            -----------  ----------
      Total other operating expenses . . . . . . . . . . .      10,142        9,021
                                                            -----------  ----------
      Income before income taxes . . . . . . . . . . . . .       7,204        6,836
Income tax expense . . . . . . . . . . . . . . . . . . . .       1,479        1,647
                                                            -----------  ----------
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $    5,725   $    5,189
                                                            ===========  ==========

Weighted average number of common shares:
        Basic. . . . . . . . . . . . . . . . . . . . . . .   7,915,506    7,911,540
                                                            ===========  ==========
        Diluted. . . . . . . . . . . . . . . . . . . . . .   7,925,824    7,923,384
                                                            ===========  ==========
Net income per share information:
        Basic. . . . . . . . . . . . . . . . . . . . . . .  $     0.72   $     0.65
                                                            ===========  ==========
        Diluted. . . . . . . . . . . . . . . . . . . . . .  $     0.72   $     0.65
                                                            ===========  ==========
Cash dividends per share . . . . . . . . . . . . . . . . .  $     0.28   $     0.24
                                                            ===========  ==========

See  accompanying  notes  to  consolidated  financial  statements.

                       HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                           (Unaudited)
(Dollars  in  thousands)                                             Three  Months  Ended  March  31,
OPERATING ACTIVITIES:. . . . . . . . . . . . . . . . . . . . . . . . . . .      2000       1999
                                                                            ---------  ---------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,725   $  5,189
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .       495        477
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .       612        545
    Net amortization of investment
      Securities discount/premiums . . . . . . . . . . . . . . . . . . . .       159        127
    Net realized security loss (gain). . . . . . . . . . . . . . . . . . .       112       (117)
    Increase in accrued income receivable. . . . . . . . . . . . . . . . .      (822)      (779)
    Increase in accrued interest payable . . . . . . . . . . . . . . . . .       259        781
    Net increase in other assets . . . . . . . . . . . . . . . . . . . . .      (559)      (917)
    Net increase in other liabilities. . . . . . . . . . . . . . . . . . .     1,756      1,973
    Decrease in unearned income. . . . . . . . . . . . . . . . . . . . . .      (791)      (547)
    Write-down of other real estate owned. . . . . . . . . . . . . . . . .        67         15
    Decrease (increase) in intangible assets . . . . . . . . . . . . . . .        89       (130)
                                                                            ---------  ---------
       Net cash provided by operating activities . . . . . . . . . . . . .     7,102      6,617
                                                                            ---------  ---------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale. . . . .    20,300      7,950
  Proceeds, maturity or calls of investment securities held to maturity. .     1,239          -
  Proceeds, maturity or calls of investment securities available for sale.     4,220     35,963
  Purchases of investment securities held to maturity. . . . . . . . . . .   (10,840)         -
  Purchases of investment securities available for sale. . . . . . . . . .   (32,059)   (42,456)
  Net increase in interest-bearing deposits in banks . . . . . . . . . . .    (2,252)      (591)
  Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . .   (27,348)   (26,790)
  Net increase in premises and equipment . . . . . . . . . . . . . . . . .      (893)      (735)
  Purchase of bank-owned life insurance. . . . . . . . . . . . . . . . . .      (347)         -
  Proceeds from sales of other real estate . . . . . . . . . . . . . . . .       377        554
                                                                            ---------  ---------
       Net cash used in investing activities . . . . . . . . . . . . . . .   (47,603)   (26,105)
                                                                            ---------  ---------
FINANCING ACTIVITIES:
  Net increase in deposits . . . . . . . . . . . . . . . . . . . . . . . .    84,140      9,293
  Increase (decrease) in U.S. Treasury demand notes. . . . . . . . . . . .       376        (93)
  Increase in federal funds purchased. . . . . . . . . . . . . . . . . . .    15,000        500
  Increase in FHLB borrowings. . . . . . . . . . . . . . . . . . . . . . .         -      2,750
  (Decrease) increase in securities sold under agreement . . . . . . . . .   (54,337)     4,310
  Cash dividends & fractional shares . . . . . . . . . . . . . . . . . . .    (2,216)    (1,959)
  Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13          8
                                                                            ---------  ---------
    Net cash provided by financing activities. . . . . . . . . . . . . . .    42,976     14,809
                                                                            ---------  ---------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .     2,475     (4,679)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .    42,154     53,630
                                                                            ---------  ---------
Cash and cash equivalents at end of the period . . . . . . . . . . . . . .  $ 44,629   $ 48,951
                                                                            =========  =========

  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 13,847   $  9,668
                                                                            =========  =========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned. . . . . .  $    411   $    501
                                                                            =========  =========

See  accompanying  notes  to  consolidated  financial  statements.

PAGE 5
                HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank ("Security") (collectively, the "Banks") and HNC Financial Company - as of March 31, 2000, the results of its operations for three month periods ended
March  31,  2000  and  1999 and the cash flows for the three month periods ended
March 31, 2000 and 1999. This quarterly report refers to the corporation's subsidiary banks, collectively as "the banks." It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the corporation and the notes thereto set forth in the corporation's 1999 annual report. All prior period amounts were restated to reflect the acquisition of Northern Lehigh Bancorp.

The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - The Corporation accounts for comprehensive income under the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Subsequent to the adoption date, all prior-period amounts are required to be restated to conform to the provision of SFAS No. 130. Comprehensive income for the first three months of 2000 was $3,720,000, compared to $2,829,000 for the first three months of 1999. The adoption of SFAS No. 130 did not have a material impact on the Corporation's financial position or results of operation.

NOTE 4 - The Corporation adopted the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. Management has determined that under current conditions, the Corporation will report one business segment.

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

               Subsequent  Event.   On  April  28,  2000,  the  Corporation
consummated its acquisition of Citizens Bank and Trust Company. Under the terms of the merger, accounted for as a pooling-of-interest, Citizens Bank and Trust Company's shareholders will receive 166 shares of Harleysville National Corporation common stock for each share of Citizens Bank and Trust Company stock. Upon the completion of the acquisition, Citizens Bank and Trust Company's banking operations will be merged into those of Citizens National Bank, a wholly-owned subsidiary of Harleysville National Corporation.

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

OVERVIEW
--------
               The Corporation began 2000 with strong earnings, primarily due to the rise in earning assets levels. An increase in other income, continued control of operating expenses and an emphasis on loan quality also contributed to the favorable first quarters results.

     Consolidated net income for the first three months of 2000 was $5,725,000, an increase of $536,000, or 10.3%, over the first three months of 1999 net income of $5,189,000. Basic and diluted earning per share for the first three months of 2000 of $.72 increased 10.8%, over the first three months of 1999 basic and diluted earnings per share of $.65.

              The increase in net income during the first three months of 2000, compared to the same period in 1999, is the result of both higher net interest income and other operating income, partially offset by higher other operating expenses. Net interest income grew $1,265,000, primarily as a result of a 16.6% rise in average earning assets. Other operating income rose $242,000, due primarily to higher trust fees and bank-owned life insurance, offset by net losses on the sale of securities. Offsetting these increases was a rise in other operating expenses, primarily related to the overall growth in the Banks.

     For the three months ended March 31, 2000, the annualized return on average shareholders' equity and the annualized return on average assets were 17.50% and 1.38%, respectively. For the same period in 1999, the annualized return on average shareholders' equity was 15.76% and the annualized return on average assets was 1.48%.

PAGE 8
               The banks continue to focus on the quality of their loan portfolios. Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned were .35% of total assets at March 31, 2000, compared to .34% at December 31, 1999 and .33% at March 31, 1999. As of March 31, 2000, loans past due 90 or more and still accruing interest aggregated $245,000, compared to $269,000 at December 31, 1999 and $564,0000 at March 31,
1999.

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

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------

     Net interest income for the first three months of 2000 of $15,284,000 increased $1,265,000, or 9.0%, over the same period in 1999 which produced net interest income of $14,019,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first three months of 2000, compared to the same period in 1999. The increase in interest income was partially offset by a rise in interest expense, primarily the result of higher volumes

              The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 2000 over March 31, 1999 by their rate and volume components.


                                Three  Months  Ended March  31,  2000
                                     Over/Under March  31,  1999

                                          Total     Caused by:
                                                   ----------
                                        Variance     Rate     Volume
                                        --------     ----     ------
Interest Income:
  Securities *. . . . . . . . . . . . . . .  $1,445  $  325   $1,120
  Money market instruments. . . . . . . . .       6      21      (15)
  Loans * . . . . . . . . . . . . . . . . .   3,553     214    3,339
                                             ------  -------  -------
     Total. . . . . . . . . . . . . . . . .   5,004     560    4,444
                                             ------  -------  -------

Interest Expense:
  Savings deposits. . . . . . . . . . . . .     664     255      409
  Time deposits and certificates of deposit   1,609     189    1,420
  Other borrowings. . . . . . . . . . . . .   1,383     295    1,088
                                             ------  -------  -------
      Total . . . . . . . . . . . . . . . .   3,656     739    2,917
                                             ------  -------  -------

Net interest income . . . . . . . . . . . .  $1,348   ($179)  $1,527
                                             ======  =======  =======
    *Tax Equivalent Basis

     Taxable-equivalent net interest income was $16,772,000 for the first three months of 2000, compared to $15,424,000 for the same period in 1999, a 8.7% or $1,348,000 increase. This rise in taxable-equivalent net interest income was primarily due to a $1,527,000 increase related to volume, which was partially offset by a reduction in interest income, related to rate. Total taxable-equivalent interest income grew $5,004,000, primarily the result of the higher volumes in both the security and loan earning asset categories. Average year-to-date loans and securities grew $163,299,000 and $61,573,000, respectively at March 31, 2000, compared to the same period in 1999. The increase in securities included $25,000,000 in securities purchased as part of a capital leverage program during the third quarter of 1999. To more fully leverage its capital, the Corporation entered into $25,000,000 of structured transactions in which the banks borrow funds from the Federal Home Loan Bank
(FHLB) and invests these borrowed funds into securities that are priced to yield a spread over the FHLB borrowing rate.

            Total interest expense grew $3,656,000 during the first three months of 2000, compared to the same period in 1999. This growth was principally the result of higher volumes associated with time deposits and other borrowings. The average year-to-date other borrowings grew $79,321,000 or 53.6%, compared to the first three months of 1999. Included in the growth in other borrowings was the funding required for the $25,000,000 capital leverage program. The volume of savings deposits grew 12.3% during this period. The remaining increase in deposit and other borrowing volumes was used to finance the earning asset growth. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

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

 NET  INTEREST  MARGIN
 ---------------------

     The net interest margin of 4.27% for the three-month period ended March 31, 2000, decreased from the 4.58% net interest margin for the first three months of 1999. The decrease in the net interest margin is due to both the institution of the capital leverage program and the funding of the bank-owned life insurance
(BOLI) with deposits during the third quarter of 1999, and the high cost of attracting new deposits. Since the current competitive interest rate environment will continue to place downward pressure on the net interest margin, the Banks expect to increase net interest income through the continued growth in market share of loans and deposits. The yield on earning assets of 7.87% during the first three months of 2000 was higher than the 7.69% earned during the first three months of 1999. The increase in the yield is primarily due to the impact of rise in interest rates during this period. The first quarter 2000 average interest rate paid on interest-bearing deposits and other borrowings of 4.29% was higher than the first three months of 1999 rate of 3.90%. The increase in the average interest rate paid is the result of funding the capital leverage program with higher costing FHLB funding, higher interest rates and the overall higher cost of attracting new deposits.

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

         For the first three months of 2000 the provision for loan losses was $495,000, compared to $477,000 for the same period in 1999. The higher provision for loan losses during the first quarter of 2000, compared to the same period in 1999 is attributed to the growth in loans during this period. Net loans charged off was $164,000 for the three months ended March 31, 2000, compared to $87,000 for the three months ended March 31, 1999. The ratio of the allowance for loans losses to nonperforming assets for March 31, 2000 of 249.5% was lower than the December 31, 1999 and the March 31, 1999 ratios of 254.1% and 300.2%, respectively.

Allowance  for  Loan  Losses
----------------------------
Transaction  in  the  allowance  for  loan  losses  are  as  follows
                                                                    2000           1999
                                                               ------------       ------
Balance, Beginning of Year                                 $     14,208,000   $13,706,000
   Provision charged to operating expenses                          495,000       477,000
   Loans charged off                                              ( 331,000)     (141,000)
   Recoveries                                                       185,000        54,000
                                                          -----------------  ------------
Balance, March 31                                                14,557,000    14,096,000
                                                          =================  ============

Ratios: . . . . . . . . . . . . . . . . . . . .  March 31, 2000  Dec. 31, 1999  March  31, 1999
------------------------------------------------ --------------  -------------  ---------------
Allowance for loan losses to nonperforming assets         249.5%        254.1%           300.2%
Nonperforming assets to total loans & net assets
acuired in foreclosure                                     0.54%         0.53%            0.50%
Allowance for loan losses to total loans                   1.34%         1.34%            1.52%

The following table sets forth an allocation of the allowance for loan losses by loan category:

                             March 31, 2000
                             --------------
                           Percent
                           Amount    of Loans
                           --------  ---------
Commercial and industrial  $  7,045        26%
Consumer loans. . . . . .     4,292        34%
Real estate . . . . . . .     2,412        31%
Lease financing . . . . .       808         9%
                           --------  ---------
  Total . . . . . . . . .    14,557       100%
                           ========  =========

     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.54% of total loans and net assets acquired in foreclosure at March 31, 2000, compared to 0.53% at December 31, 1999 and 0.50% at March 31, 1999. The ratio of the allowance for loan losses to loans at March 31, 2000 of 1.34% did not change from the December 31, 1999 ratio and was lower than the March 31, 1999 ratio of 1.52%.

     Nonaccruing loans at March 31, 2000 of $3,975,000,000, increased $285,000 from the December 31, 1999 level of $3,690,000, and increased $831,000 from the March 31, 1999 level of $3,144,000. The increase in nonaccruing loans at March 31, 2000, compared to March 31, 1999 was primarily the result of an increase in commercial loan nonaccruing loans.

              Net assets in foreclosure totaled $1,403,000 as of March 31, 2000, a decrease of $33,000 from the December 31, 1999 balance of $1,436,000. During the first three months of 1999, transfers from loans to assets in foreclosure were $411,000, payments on foreclosed properties totaled $377,000 and write-downs of assets in foreclosure equaled $67,000. The loans transferred to assets in foreclosure included commercial loans of $121,000, mortgages of $52,000 and leases of $238,000. The balance of net assets in foreclosure at March 31, 1999 was $1,063,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of March 31, 2000, there were two unrelated borrowers with troubled debt restructured loans totaling $457,000, compared with two unrelated borrowers with a balance of $465,000 as of December 31, 1999 and $489,000 at March 31, 1999. The two customers were complying with the restructured terms as of March 31, 2000.

     Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 2000, loans past due 90 days or more and still accruing interest were $245,000, compared to $269,000 as of December 31, 1999 and $564,000 as of March 31, 1999. The decrease in loans past due 90 days at March 31, 1999, compared March 31, 1998 was primarily the result of a decrease in real estate and consumer loans past due 90 days.


The  following  information  concerns  impaired  loans:
     Impaired Loans: . . . . . . . . . . . . . . . .  March 31, 2000   Dec. 31, 1999   March 31, 1999
                                                      ---------------  --------------  ---------------
          Restructured Loans . . . . . . . . . . . .  $       457,000  $      465,000  $       489,000
          Nonaccrual Loans . . . . . . . . . . . . .  $     2,431,000  $    2,117,000  $     2,090,000
                                                      ---------------  --------------  ---------------
                       Total Impaired Loans. . . . .  $     2,888,000  $    2,582,000  $     2,579,000
                                                      ===============  ==============  ===============

     Average year-to-date impaired loans:. . . . . .  $     2,598,000  $    3,046,000  $     2,576,000
                                                      ===============  ==============  ===============

     Impaired loans with specific loss allowances: .  $     2,888,000  $    2,582,000  $     2,579,000
                                                      ===============  ==============  ===============

     Loss allowances reserved on impaired loans: . .  $       305,000  $      262,000  $       372,000
                                                      ===============  ==============  ===============

    Year-to-date income recognized on impaired loans  $        18,000  $      132,000  $        11,000
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


OTHER  OPERATING  INCOME
------------------------
                 Three  Months  Ended  March  31,
                ---------------------------------
                                    2000     1999
                                    ----     ----
             (Dollars  in  thousands)

Service charges. . . . . . . . . .    882     845
Securities (losses) gains, net . .   (112)    117
Trust income . . . . . . . . . . .    680     638
Bank-owned life insurance income .    347       -
Other income . . . . . . . . . . .    760     715
                                    -----   -----
      Total other operating income  2,557   2,315
                                    ======  =====

     Other operating income for the first three months of 2000 increased $242,000, or 10.5%, from $2,315,000 at March 31, 1999 to $2,557,000 at March 31,
2000. This rise in other operating income is the result of a $37,000 growth in service charges, a $42,000 rise in trust income and a $45,000 increase in other income. Bank-owned life insurance (BOLI) income contributed $347,000 to other operating income during the first quarter of 2000. A $229,000 decrease in security gains partially offset these increases. The rise in other operating income was 21.4%, not inclusive of the securities gains and losses.

     The $42,000, or 4.4% increase in service charges is primarily the result of a rise in fees charged on transaction deposit accounts. This growth was primarily the result of the increase in average deposit transaction accounts, from the first three months of 1999 to the first three months in 2000. The Corporation recorded a net security loss on the sale of securities of $112,000 in the first three months of 2000, compared to a $117,000 gain in the same period in 1999. From time to time, the Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the Investment Management and Trust Services Division increased $42,000, or 6.6% in the first three months of 2000, compared to the same period in 1999. This increase was the result of both an increase in the book value of trust assets under management of 25.3% from March 31, 1999 to March 31, 2000, and the Corporation's continuing emphasis on marketing the Investment Management and Trust Services Division's products and services.

              During the third quarter of 1999, the corporation entered into a $25,000,000 investment of bank-owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the corporation on a chosen group of employees. The corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the corporation. This profitability is used to offset a portion of future benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income. The corporation recognized $347,000 of BOLI income during the first quarter of 2000.

              Other income for the first three months of 2000 increased $45,000, or 6.3%, compared to the same period in 1999. Contributing to this rise were increases related to gains on the sale of off lease vehicles, loan servicing fees and ATM/Debit card fees. These increases were partially offset by a decrease in gains on the sale of residential mortgages, resulting from a decrease in new mortgage volumes experienced during the first quarter of 2000, compared to the same period in 1999.


OTHER  OPERATING  EXPENSES
--------------------------
                 Three  Months  Ended  March  31,
                ---------------------------------
                                    2000     1999
                                    ----     ----
                    (Dollars  in  thousands)

Salaries . . . . . . . . . . . . . .   4,036  3,521
Employee benefits. . . . . . . . . .   1,324  1,290
Net occupancy expense. . . . . . . .     707    619
Equipment expense. . . . . . . . . .   1,116    967
Other Expenses . . . . . . . . . . .   2,959  2,624
                                      ------  -----
      Total other operating expenses  10,142  9,021
                                      ======  =====

     Other operating expenses for the first three months of 2000 of $10,142,000 increased $1,121,000, or 12.4%, from $9,021,000 for the same period in 1999. The rise in operating expenses was the result of costs related to technology enhancements to be used to improve both the Banks productivity and products offered to customers, and other expenses related to the overall growth of the banks. Our constant focus on controlling expenses and improving efficiencies has held the growth of our other operating expense much lower than our 17.6% growth in total assets.

     Employee salaries increased $515,000, or 14.6% from $3,521,000 for the first three months of 1999 to $4,036,000 for the same period in 2000. Employee benefits of $1,324,000 expensed in the first three months of 2000, were $34,000, or 2.6% higher than the $1,290,000 of employee benefits expensed during the same period in 1999. The increase in salaries and employee benefits reflects cost of living increases, merit increases and additional staff necessitated by the growth of the Banks.

     Net occupancy expense increased $88,000, or 14.2%, from $619,000 in the first three months of 1999 to $707,000 in the first three months of 2000. Contributing to this increase was the opening of a new branch, higher than normal snow removal expenses, and repair and maintenance expenses. Equipment expense increased $149,000, or 15.4%, during the first three months of 2000, compared to the same period in 1999. This increase is due to both equipment depreciation and maintenance associated with planned increased technology capabilities used to manage the rise in volume related to the growth of the Corporation and to enhance the products offered to customers.

              Other expenses increased $335,000, or 12.8%, from $2,624,000 in the first three months of 1999, compared to $2,959,000 in other expenses recorded during the same period in 2000. This increase is the result of higher expenses associated with the overall growth of the Banks.

INCOME  TAXES
-------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

              Total  assets  grew  $47,632,000,  or 2.9%, from $1,635,679,000 at
December 31, 1999 to $1,683,311,000 at March 31, 2000. This growth was the result of a rise in earning assets, which grew $44,620,000 to $1,586,949,000 at March 31, 2000, from $1,542,329,000 at December 31, 1999. During the first three months of 2000, federal funds sold, interest-bearing deposits in banks, securities and loans grew $1,000,000, $2,252,000, $13,786,000 $27,582,000, respectively.

               The balance of securities available for sale at March 31, 2000 of $455,143,000 increased $4,184,000 compared to the December 31, 1999 balance of $450,959,000. During the current quarter, $20,300,000 of securities were sold which generated a pretax loss of $112,000. In comparison, $7,950,000 securities available for sale were sold during the first quarter of 1999 to generate a pretax gain of $117,000. From time to time, the corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio. The balance of investment securities held to maturity grew $9,602,000 during the first quarter of 2000.

               Total loans grew $27,582,000 or 2.6% during the first quarter. Contributing to this growth were increases in indirect consumer loans, leasing and commercial loans. Commercial real estate loans experienced a small decrease during the first quarter.

     Total deposits grew $84,140,000, or 6.8% from $1,231,265,000 at December 31, 1999 to $1,315,405,000 at March 31, 2000. This increase was primarily due to the growth in time deposits during this period. Time deposits under $100,000 increased $11,040,000 and time deposits greater than $100,000 grew $49,646,000. The primary source of the rise in the greater than $100,000 time deposits came from municipal customers and one business customer. The one business customer previously invested its deposits in securities sold under agreements to repurchase, but transferred to a greater than $100,000 time deposit during the first quarter of 2000. Money market accounts, savings accounts and interest-bearing checking accounts increased by $30,463,000, $4,141,000 and $1,182,000, respectively. Non-interest bearing deposits decreased $12,332,000. Other borrowings experienced a decrease of $38,960,000 during the first quarter. A decrease in securities sold under agreements to repurchase of $54,337,000, was partially offset by increases in federal funds purchased and U.S. Treasury demand notes. The decrease in securities sold under agreements to repurchase was primarily the result of a business customer transferring its funds to greater than $100,000 time deposits during the first quarter of 2000.

CAPITAL
-------
               Capital formation is important to the Corporation's well being and future growth. Capital for the period ending March 31, 2000 was $131,177,000, an increase of $1,517,000 over the end of 1999. The increase is the result of the retention of the Corporation's earnings, partially offset by the adjustment for the net unrealized losses on the investment securities available for sale. Net unrealized gains and losses on available for sale investment securities are recorded as accumulated other comprehensive income in the equity section of the balance sheet. The accumulated other comprehensive income at March 31, 2000 was a loss of $11,762,000, compared to a loss of $9,757,000 at December 31, 1999. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.


(Dollars  in  thousands)                                                                 To  Be  Well  Capitalized
                                                                    For  Capital         Under  Prompt  Corrective
    As  of  March  31,  2000                   Actual               Adequacy  Purposes   Action  Provision
                                               Amount     Ratio     Amount     Ratio     Amount     Ratio
                                               ------     -----     ------     -----     ------     -----
Total  Capital  (to  risk  weighted  assets):
---------------------------------------------
Corporation. . . . . . . . . . . . . . . .  $ 156,596     12.60%  $  99,446    8.00%   $     -          -
Harleysville National Bank . . . . . . . .     97,151     10.29%     75,502    8.00%    94,377      10.00%
Citizens National Bank . . . . . . . . . .     21,555     11.40%     15,121    8.00%    18,902      10.00%
Security National Bank . . . . . . . . . .      9,846     10.26%      7,677    8.00%     9,597      10.00%
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation. . . . . . . . . . . . . . . .  $ 141,877     11.41%  $  49,723    4.00%   $     -          -
Harleysville National Bank . . . . . . . .     86,195      9.13%     37,751    4.00%    56,626       6.00%
Citizens National Bank . . . . . . . . . .     19,190     10.15%      7,561    4.00%    11,341       6.00%
Security National Bank . . . . . . . . . .      8,785      9.15%      3,839    4.00%     5,758       6.00%
Tier 1 Capital (to average assets):
------------------------------------------
Corporation. . . . . . . . . . . . . . . .  $ 141,877      8.57%  $  66,231    4.00%  $     -           -
Harleysville National Bank . . . . . . . .     86,195      6.88%     50,121    4.00%   62,651        5.00%
Citizens National Bank . . . . . . . . . .     19,190      7.14%     10,747    4.00%   13,434        5.00%
Security National Bank . . . . . . . . . .      8,785      6.86%      5,122    4.00%    6,402        5.00%

(Dollars in thousands) . . . . . . . . . .                                              To Be Well Capitalized
                                                                    For Capital . . . . Under Prompt Corrective
As of December 31, 1999. . . . . . . . . .     Actual               Adequacy Purposes   Action Provision
                                               Amount . .  Ratio    Amount     Ratio    Amount   Ratio
--------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets):
------------------------------------------
Corporation. . . . . . . . . . . . . . . .  $ 152,815       12.64%  $ 96,739    8.00%  $     -        -
Harleysville National Bank . . . . . . . .     93,993       10.23%    73,484    8.00%   91,855    10.00%
Citizens National Bank . . . . . . . . . .     21,466       11.62%    14,780    8.00%   18,475    10.00%
Security National Bank . . . . . . . . . .      9,593       10.57%     7,259    8.00%    9,074    10.00%
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation. . . . . . . . . . . . . . . .  $ 138,273       11.43%  $ 48,369    4.00%  $     -         -
Harleysville National Bank . . . . . . . .     83,222        9.06%    36,742    4.00%   55,113     6.00%
Citizens National Bank . . . . . . . . . .     19,155       10.37%     7,390    4.00%   11,085     6.00%
Security National Bank . . . . . . . . . .      8,532        9.40%     3,629    4.00%    5,444     6.00%
Tier 1 Capital (to average assets):
------------------------------------------
Corporation. . . . . . . . . . . . . . . .  $ 138,273        8.52%  $ 64,901    4.00%  $     -        -
Harleysville National Bank . . . . . . . .     83,222        6.76%    49,228    4.00%   61,536     5.00%
Citizens National Bank . . . . . . . . . .     19,155        7.14%    10,738    4.00%   13,423     5.00%
Security National Bank . . . . . . . . . .      8,532        7.05%     4,844    4.00%    6,055     5.00%

     The Corporation's capital ratios exceed regulatory requirements. Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital. The Corporation's primary capital ratio was 9.24% at March 31, 2000, compared with 9.29% at December 31, 1999. Since the
Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the  components  of  capital  are  called  Tier  1  and Tier 2 capital.  For the
Corporation,  Tier  1 capital is the shareholders' equity, and Tier 2 capital is the  allowance  for  loan losses.  The minimum for the Tier 1 ratio is 4.0%, and the  total  capital  ratio  (Tier 1 plus Tier 2 capital divided by risk-adjusted assets)  minimum  is  8.0%.  At  March  31,  2000,  the  Corporation's  Tier  1
risk-adjusted  capital  ratio  was  11.41%,  and the total risk-adjusted capital ratio  was  12.60%, both well above the regulatory requirements.  The risk-based capital  ratios  of  each  of  the  Corporation's commercial banks also exceeded regulatory  requirements  at  March  31,  2000.

             The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The
Corporation's leverage ratios were 8.57% at March 31, 2000 and 8.52% at December
31,  1999.

     The year-to-date March 31, 2000 cash dividend per share of $.28 was 16.7% higher than the cash dividend for the same period in 1999 of $.24. The dividend payout ratio for the first three months of 2000 was 38.72%, compared to 37.98% for the twelve month period ended December 31, 1999. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first three months of 2000.

LIQUIDITY
---------
     Liquidity  is a measure of the ability of the Banks to meet their needs and obligations on a timely basis.  For a bank, liquidity provides the means to meet the  day-to-day  demands  of  deposit  customers  and  the  needs  of  borrowing customers.  Generally,  the  Banks  arrange  their  mix  of  cash,  money market investments,  investment  securities and loans in order to match the volatility, seasonality,  interest  sensitivity  and  growth  trends  of  its deposit funds.
Federal  Funds  sold  averaged  $3,895,000 during the first three months of 1999 and  securities  available for sale averaged $453,050,000 during the first three months  of 2000, more than sufficient to meet normal fluctuations in loan demand or  deposit  funding.  Backup  sources of liquidity are provided by federal fund
lines  of  credit  established  with correspondent banks.   Additional liquidity
could  be  generated  through  borrowings  from  the  Federal  Reserve  Bank  of
Philadelphia and the FHLB of Pittsburgh, of which the Banks are members.  Unused lines  of  credit  at  the FHLB of Pittsburgh were $167,063,000, as of March 31,
2000.

OTHER  ITEMS
------------

LEGISLATIVE  &  REGULATORY
--------------------------
              On  November  12,  1999,  President  Clinton  signed  into law the
Gramm-Leach-Bliley  Act  of 1999, the Financial Services Modernization Act.  The
Financial  Services  Modernization Act repeals the two affiliation provisions of the  Glass-Steagall  Act:

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

BRANCHING
---------
           The  Corporation's subsidiaries currently plan to open at least three new  branches.  During  the  second quarter of 2000, Security National Bank will open  a  location  in Boyertown and Citizens National Bank will open a branch in
Allentown.  Harleysville  National  Bank  is  pursuing  a location in Souderton.
These  new  branch  sites  are  contiguous  to our current service area and were chosen  to expand the Banks' market area and market share of loans and deposits.

ACQUISITION
-----------
           On  April  28,  2000,  the Corporation consummated its acquisition of
Citizens  Bank  and Trust Company.  Under the terms of the merger, accounted for as  a  pooling-of-interest,  Citizens Bank and Trust Company's shareholders will receive  166  shares  of Harleysville National Corporation common stock for each share  of  Citizens  Bank  and  Trust Company stock.  Upon the completion of the acquisition, Citizens Bank and Trust Company's banking operations will be merged into  those of Citizens National Bank, a wholly-owned subsidiary of Harleysville
National  Corporation.

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

          No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC
Form  10-K  for  the  period  ended  December  31,  1999.

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

Item  2.     Change  in  Securities  and  Use  of  Proceeds
--------     ----------------------------------------------

             Not  applicable.

Item  3.     Defaults  Upon  Senior  Securities.
--------     -----------------------------------

             Not  applicable.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.
--------     ------------------------------------------------------------

 (a)  The 2000 Annual Meeting of Shareholders was held at 9:30 a.m., on Tuesday,
April  11,  2000,  at  Indian  Valley  Country  Club,  650 Bergey Road, Telford,
Pennsylvania  18969.

              (b),  (c)  One  matter  was voted upon as follows:

                 1.   Two  directors  were  elected,  as  below:

                       Elected           Term  Expires
                       -------------     -------------
                       LeeAnn  Bergey          2004
                       Palmer  E.  Retzlaff    2004


        The  results  of  the  voting  for  the directors  are  as  follows:

                        LeeAnn  Bergey:
                                  For       6,213,430
                                  Against      94,816
                                  Abstain           0

                        Palmer  E.  Retzlaff:
                                  For       6,198,062
                                  Against     110,184
                                  Abstain           0

         Directors  whose  term continued after the meeting:

                                              Term  Expires
                                              --------------
                William  M.  Yocum                  2001
                Walter  E.  Daller  Jr.             2002
                Martin  E.  Fossler                 2002
                Thomas  S.  McCready                2002
                Walter  F.  Vilsmeier               2003
                Harold  A.  Herr                    2003
                Henry  M.  Pollak                   2003

Item  5.    Other  Information.
--------    -------------------
            None.

Item  6.    Exhibits  and  Reports  on  Form  8-K.
--------    --------------------------------------

           (a)  Exhibits:
           The  following  exhibit  is  being  filed  as  part  of this Report:

Exhibit  No.    Description  of  Exhibits
-----------     -------------------------

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

(10.1)          Harleysville  National  Corporation  1993  Stock Incentive Plan.
                (Incorporated  by  Reference  to Exhibit  4.3  of  Registrant's
                Registration Statement No.33-57790 on Form S-8, filed with the Commission on October 1, 1993.)

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

(10.7)          Harleysville  National  Corporation  1998  Stock  Incentive
                Plan. (Incorporated  by Reference to Registrant's Registration
                Statement No. 333-79971 on  Form  S-8  filed  with  the
                Commission  on  June  4,  1999)

(10.8)          Harleysville  National  Corporation  1998 Independent
                Directors Stock Option  Plan.  (Incorporated by Reference to
                Registrant's Registration Statement No.  333-79973  on  Form
                S-8  filed  with  the  Commission  on  June  4,  1999)

(11)            Computation of Earnings per Common Share.   The information
                for this  Exhibit  is incorporated  by  reference  to  page
                X  of this Form 10-Q.

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




                          HARLEYSVILLE  NATIONAL  CORPORATION


                          /s/ Walter E. Daller, Jr.
                          ________________________
                          Walter  E.  Daller,  Jr.,  President
                          and  Chief  Executive  Officer
                          (Principal  executive  officer)



                          /s/ Vernon L. Hunsberger
                          _________________________
                          Vernon  L.  Hunsberger,  Treasurer
                          (Principal  financial  and  accounting  officer)



Date:  May  12,  2000

                        EXHIBIT  INDEX
                        --------------


Exhibit  No.    Description  of  Exhibits
-----------     -------------------------

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

(10.1)          Harleysville  National  Corporation  1993  Stock Incentive Plan.
                (Incorporated  by  Reference  to Exhibit  4.3  of  Registrant's
                Registration Statement No.33-57790 on Form S-8, filed with the Commission on October 1, 1993.)

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

(10.5) Demetra M. Takes, President and Chief Operating Officer of Harleysville employment agreement. (Incorporated by Reference to Registrant's Registration Statement on Form
               8-K,  filed  with  the Commission  on  March  25,  1999.)

(10.6) Vernon L. Hunsberger. Senior Vice President/CFO and Cashier's employment agreement.(Incorporated by Reference to
               Registrant's Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)

(10.7)         Harleysville  National  Corporation  1998  Stock  Incentive
               Plan. (Incorporated  by  Reference  to  Registrant's
               Registration Statement No. 333-79971 on Form S-8 filed with the
               Commission  on  June  4,  1999)

(10.8)         Harleysville  National  Corporation 1998 Independent Directors
               Stock Option Plan. (Incorporated  by Reference to Registrant's
               Registration Statement No. 333-79973 on  Form  S-8  filed
               with  the  Commission on  June  4,  1999)

(11)           Computation of Earnings per Common Share.   The information for
               this  Exhibit  is incorporated  by  reference  to  page  4  of this Form 10-Q.

(27)           Financial  Data  Schedule.

