Form 10-Q
period 2000-06-30
HARLEYSVILLE NATIONAL CORP
filed 2000-08-11
CIK 702902

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  2000.
                                    ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,839,275 shares of Common
Stock,  $1.00  par  value,  outstanding  on  July  31,  2000.


                       HARLEYSVILLE  NATIONAL  CORPORATION


                          INDEX  TO  FORM  10-Q  REPORT


                                                                                 PAGE
                                                                                 ----

Part I.  Financial Information

        Item 1. Financial Statements:

Consolidated Balance Sheets - June 30, 2000 and December 31, 1999 . . . . . . .     3

Consolidated Statements of Income - Six Months and Three Months Ended
  June 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999     5

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .     6

       Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations
                                                                                    8
       Item 3. Quantitative and Qualitative Disclosures about Market Risk . . .    21

Part II.  Other Information

       Item 1.  Legal Proceedings
                                                                                   22
       Item 2.  Change in Securities and Use of Proceeds
                                                                                   22
       Item 3.  Defaults Upon Senior Securities
                                                                                   22
       Item 4. Submission of Matters to a Vote of Security Holders
                                                                                   22
       Item 5. Other Information
                                                                                   22
       Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    22

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24


                           PART  1.  FINANCIAL  INFORMATION
                  HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                            CONSOLIDATED  BALANCE  SHEETS

(Dollars in thousands)         (Unaudited)                      June 30, 2000    December 31, 1999
                                                               ---------------  -------------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . .  $       60,025   $           49,654
Federal Funds sold. . . . . . . . . . . . . . . . . . . . . .               -                6,600
                                                               ---------------  -------------------
 Total cash and cash equivalents. . . . . . . . . . . . . . .          60,025               56,254
                                                               ---------------  -------------------
Interest-bearing deposits in banks. . . . . . . . . . . . . .           4,213                7,237
Investment securities available for sale. . . . . . . . . . .         510,292              505,360
Investment securities held to maturity
 (market value $38,160 and $25,084, respectively) . . . . . .          38,624               25,535
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,173,417            1,118,244
Less: Unearned income . . . . . . . . . . . . . . . . . . . .           1,930                  572
Allowance for loan losses . . . . . . . . . . . . . . . . . .         (15,248)             (14,887)
                                                               ---------------  -------------------
 Net loans. . . . . . . . . . . . . . . . . . . . . . . . . .       1,160,099            1,103,929
                                                               ---------------  -------------------
Bank premises and equipment, net. . . . . . . . . . . . . . .          22,165               21,856
Accrued income receivable . . . . . . . . . . . . . . . . . .          11,331               11,044
Other real estate owned . . . . . . . . . . . . . . . . . . .           1,017                1,436
Intangible assets, net. . . . . . . . . . . . . . . . . . . .           1,826                2,006
Bank-owned life insurance . . . . . . . . . . . . . . . . . .          36,254               25,527
Other assets. . . . . . . . . . . . . . . . . . . . . . . . .           7,184                7,483
                                                               ---------------  -------------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $    1,853,030   $        1,767,667
                                                               ===============  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing . . . . . . . . . . . . . . . . . . . . .  $      221,407   $          214,393
Interest-bearing:
Checking accounts . . . . . . . . . . . . . . . . . . . . . .         156,636              162,191
Money market accounts . . . . . . . . . . . . . . . . . . . .         301,338              259,015
Savings . . . . . . . . . . . . . . . . . . . . . . . . . . .         172,335              163,010
Time, under $100,000. . . . . . . . . . . . . . . . . . . . .         425,589              407,858
Time, $100,000 or greater . . . . . . . . . . . . . . . . . .         165,829              134,979
                                                               ---------------  -------------------
 Total deposits . . . . . . . . . . . . . . . . . . . . . . .       1,443,134            1,341,446
Accrued interest payable. . . . . . . . . . . . . . . . . . .          18,684               17,544
U.S. Treasury demand notes. . . . . . . . . . . . . . . . . .           2,310                3,232
Federal funds purchased . . . . . . . . . . . . . . . . . . .          31,000                9,500
Federal Home Loan Bank (FHLB) borrowings. . . . . . . . . . .         129,250              130,250
Securities sold under agreements to repurchase. . . . . . . .          65,726              108,615
Other liabilities . . . . . . . . . . . . . . . . . . . . . .          10,881               10,417
                                                               ---------------  -------------------
 Total liabilities. . . . . . . . . . . . . . . . . . . . . .       1,700,985            1,621,004
                                                               ---------------  -------------------
Shareholders' Equity:
 Series preferred stock,par value $1 per share;
 authorized 3,000,000 shares, none issued . . . . . . . . . .               -                    -
 Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 8,839,275 shares in 2000 and
 8,835,012 shares in 1999 . . . . . . . . . . . . . . . . . .           8,839                8,835
 Additional paid in capital . . . . . . . . . . . . . . . . .          63,641               68,260
 Retained Earnings. . . . . . . . . . . . . . . . . . . . . .          92,477               80,376
 Accumulated other comprehensive income . . . . . . . . . . .         (12,912)             (10,808)
                                                               ---------------  -------------------
 Total shareholders' equity . . . . . . . . . . . . . . . . .         152,045              146,663
                                                               ---------------  -------------------
 Total liabilities and shareholders' equity . . . . . . . . .  $    1,853,030   $        1,767,667
                                                               ===============  ===================

See  accompanying  notes  to  consolidated  financial  statements.


                HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                         CONSOLIDATED  STATEMENTS  OF  INCOME
                                    (Unaudited)
                                                         Six  months  ended      Three  months  ended
(Dollars  in  thousands  except  weighted                    June  30,             June  30,
average number of common shares and per share
information)                                                 ---------             ---------
                                                          2000         1999        2000         1999
                                                      -----------  ----------  -----------  ----------
INTEREST INCOME:
Loans, including fees. . . . . . . . . . . . . . . .  $   42,221   $   36,329  $   21,431   $   18,475
Lease financing. . . . . . . . . . . . . . . . . . .       4,232        3,219       2,205        1,705
Investment securities:
Taxable. . . . . . . . . . . . . . . . . . . . . . .      11,692        8,932       5,974        4,653
Exempt from federal taxes. . . . . . . . . . . . . .       5,249        5,293       2,590        2,646
Federal funds sold . . . . . . . . . . . . . . . . .         164          395          39          237
Deposits in banks. . . . . . . . . . . . . . . . . .         208          105         104           66
                                                      -----------  ----------  -----------  ----------
Total interest income. . . . . . . . . . . . . . . .      63,766       54,273      32,343       27,782
                                                      -----------  ----------  -----------  ----------
INTEREST EXPENSE:
Savings deposits . . . . . . . . . . . . . . . . . .       8,331        6,785       4,245        3,476
Time, under $100,000 . . . . . . . . . . . . . . . .      11,211       10,113       5,840        5,088
Time, $100,000 or greater. . . . . . . . . . . . . .       5,151        2,766       2,668        1,461
Borrowed funds . . . . . . . . . . . . . . . . . . .       6,014        3,550       2,874        1,796
                                                      -----------  ----------  -----------  ----------
Total interest expense . . . . . . . . . . . . . . .      30,707       23,214      15,627       11,821
                                                      -----------  ----------  -----------  ----------
Net interest income. . . . . . . . . . . . . . . . .      33,059       31,059      16,716       15,961
Provision for loan losses. . . . . . . . . . . . . .       1,055          980         549          490
                                                      -----------  ----------  -----------  ----------
Net interest income after provision for loan losses.      32,004       30,079      16,167       15,471
                                                      -----------  ----------  -----------  ----------
OTHER OPERATING INCOME:
Service charges. . . . . . . . . . . . . . . . . . .       1,870        1,803         950          907
Security (losses)gains, net. . . . . . . . . . . . .        (192)         493         (80)         345
Trust income . . . . . . . . . . . . . . . . . . . .       1,462        1,308         770          658
Bank-owned life insurance. . . . . . . . . . . . . .         727            -         381            -
Other Income . . . . . . . . . . . . . . . . . . . .       1,644        1,501         836          743
                                                      -----------  ----------  -----------  ----------
Total other operating income . . . . . . . . . . . .       5,511        5,105       2,857        2,653
                                                      -----------  ----------  -----------  ----------
Net interest income after provision for loan losses
and other operating income . . . . . . . . . . . . .      37,515       35,184      19,024       18,124
                                                      -----------  ----------  -----------  ----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits. . . . . . . .      11,583       10,638       5,829        5,425
Occupancy. . . . . . . . . . . . . . . . . . . . . .       1,475        1,330         698          649
Furniture and equipment. . . . . . . . . . . . . . .       2,397        2,101       1,219        1,065
Other expenses . . . . . . . . . . . . . . . . . . .       7,121        5,746       3,901        2,863
                                                      -----------  ----------  -----------  ----------
Total other operating expenses . . . . . . . . . . .      22,576       19,815      11,647       10,002
                                                      -----------  ----------  -----------  ----------
Income before income taxes . . . . . . . . . . . . .      14,939       15,369       7,377        8,122
Income tax expense . . . . . . . . . . . . . . . . .       2,587        3,721       1,070        2,024
                                                      -----------  ----------  -----------  ----------
Net income . . . . . . . . . . . . . . . . . . . . .  $   12,352   $   11,648  $    6,307   $    6,098
                                                      ===========  ==========  ===========  ==========

Weighted average number of common shares:
Basic. . . . . . . . . . . . . . . . . . . . . . . .   8,835,873    8,831,877   8,836,268    8,832,237
                                                      ===========  ==========  ===========  ==========
Diluted. . . . . . . . . . . . . . . . . . . . . . .   8,846,046    8,843,721   8,846,441    8,844,081
                                                      ===========  ==========  ===========  ==========
Net income per share information:
Basic. . . . . . . . . . . . . . . . . . . . . . . .  $     1.40   $     1.32  $     0.71   $     0.69
                                                      ===========  ==========  ===========  ==========
Diluted. . . . . . . . . . . . . . . . . . . . . . .  $     1.40   $     1.32  $     0.71   $     0.69
                                                      ===========  ==========  ===========  ==========
Cash dividends per share . . . . . . . . . . . . . .  $     0.56   $     0.49  $     0.28   $     0.25
                                                      ===========  ==========  ===========  ==========

See  accompanying  notes  to  consolidated  financial  statements.


                     HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                           CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                        (Unaudited)
(Dollars  in  thousands)                                          Six  Months  Ended  June  30,

OPERATING ACTIVITIES:                                                       2000        1999
                                                                          ---------  ----------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,352   $  11,648
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . .     1,055         980
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .     1,377       1,256
Net amortization of investment
Securities discount/premiums . . . . . . . . . . . . . . . . . . . . . .       294         357
Net realized security loss (gain). . . . . . . . . . . . . . . . . . . .       192        (493)
Increase in accrued income receivable. . . . . . . . . . . . . . . . . .      (287)       (888)
Increase in accrued interest payable . . . . . . . . . . . . . . . . . .     1,140       1,698
(Decrease) increase in other assets. . . . . . . . . . . . . . . . . . .       299      (2,512)
Net increase in other liabilities. . . . . . . . . . . . . . . . . . . .     1,621       2,435
Decrease in unearned income. . . . . . . . . . . . . . . . . . . . . . .    (1,358)     (1,564)
Write-down of other real estate owned. . . . . . . . . . . . . . . . . .        81          66
Decrease (increase) in intangible assets . . . . . . . . . . . . . . . .       180        (218)
                                                                          ---------  ----------
 Net cash provided by operating activities . . . . . . . . . . . . . . .    16,946      12,765
                                                                          ---------  ----------
INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale. . . . .    46,196      34,612
Proceeds, maturity or calls of investment securities held to maturity. .     3,527       5,858
Proceeds, maturity or calls of investment securities available for sale.    13,762      51,588
Purchases of investment securities held to maturity. . . . . . . . . . .   (16,656)          -
Purchases of investment securities available for sale. . . . . . . . . .   (68,597)   (130,139)
Decrease (increase) in interest-bearing deposits in banks. . . . . . . .     3,024      (5,761)
Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . .   (56,513)    (74,956)
Net increase in premises and equipment . . . . . . . . . . . . . . . . .    (1,685)     (2,485)
Purchase of bank-owned life insurance. . . . . . . . . . . . . . . . . .   (10,727)          -
Proceeds from sales of other real estate . . . . . . . . . . . . . . . .       984       1,266
                                                                          ---------  ----------
 Net cash used in investing activities . . . . . . . . . . . . . . . . .   (86,685)   (120,017)
                                                                          ---------  ----------
FINANCING ACTIVITIES:
Net increase in deposits . . . . . . . . . . . . . . . . . . . . . . . .   101,688      72,493
(Decrease) increase in U.S. Treasury demand notes. . . . . . . . . . . .      (922)      1,873
Increase in federal funds purchased. . . . . . . . . . . . . . . . . . .    21,500      12,000
(Decrease) increase in FHLB borrowings . . . . . . . . . . . . . . . . .    (1,000)      2,750
(Decrease) increase in securities sold under agreement . . . . . . . . .   (42,889)     13,470
Cash dividends & fractional shares . . . . . . . . . . . . . . . . . . .    (4,913)     (4,546)
Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        46          39
                                                                          ---------  ----------
Net cash provided by financing activities. . . . . . . . . . . . . . . .    73,510      98,079
                                                                          ---------  ----------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . .     3,771      (9,173)
Cash and cash equivalents at beginning of period . . . . . . . . . . . .    56,254      61,710
                                                                          ---------  ----------
Cash and cash equivalents at end of the period . . . . . . . . . . . . .  $ 60,025   $  52,537
                                                                          =========  ==========

Cash paid during the period for:
 Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 29,566   $  21,515
                                                                          =========  ==========
 Supplemental disclosure of noncash investing and financing activities:
 Transfer of assets from loans to other real estate owned. . . . . . . .  $    646   $     614
                                                                          =========  ==========

See  accompanying  notes  to  consolidated  financial  statements.

             HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank ("Security") (collectively, the "Banks") and HNC Financial Company- as of June 30, 2000, the results of its operations for six and three month periods ended June 30, 2000 and 1999 and the cash flows for the six month periods ended June 30, 2000 and 1999.This quarterly report refers to the corporation's subsidiary banks, collectively as "the banks."We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the corporation's 1999 annual report.All prior period amounts were restated to reflect the acquisition of Citizens Bank and Trust Company.

The results of operations for the six and three month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - The Corporation accounts for comprehensive income under the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income."SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items.Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.Other comprehensive income consists of net unrealized gains on investment securities available for sale.Subsequent to the adoption date, all prior-period amounts are required to be restated to conform to the provision of SFAS No. 130.Comprehensive income for the first six months of 2000 was $10,248,000, compared to $1,967,000 for the first six months of 1999.The adoption of SFAS No. 130 did not have a material impact on the Corporation's financial position or results of operation.

NOTE 4 - The Corporation adopted the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders.It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers.Management has determined that under current conditions, the Corporation will report one business segment.

NOTE 5 - In June 1998, the Financial Accounting standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity."SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities.It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.If certain conditions are met, a derivative may be specifically designated as a hedge.The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation.SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.Earlier application is permitted only as of the beginning of any fiscal quarter.On January 1, 1999, the Corporation adopted SFAS No. 133.Concurrent with the adoption, the Corporation reclassified $7,530,000 of investment securities from the held to maturity category to the available for sale category and recorded $221,000 net of taxes of unrealized holding gains in accumulated other comprehensive income.

NOTE 6- On April 28, 2000, the Corporation consummated its acquisition of Citizens Bank and Trust Company.Under the terms of the merger, accounted for as a pooling-of-interest, Citizens Bank and Trust Company's shareholders received 166 shares of Harleysville National Corporation common stock for each share of Citizens Bank and Trust Company stock.Upon the completion of the acquisition, Citizens Bank and Trust Company's banking operations merged into those of Citizens National Bank, a wholly owned subsidiary of Harleysville National Corporation.

On  January  20,  1999,  the Corporation consummated its acquisition of Northern
Lehigh  Bancorp,  Inc.,  parent  company  of  Citizens  National  Bank  of
Slatington.Accounted for as a pooling-of-interest, Northern Lehigh Bancorp shareholders received 3.57 shares of Harleysville National Corporation common stock for each share of Northern Lehigh Bancorp common stock.The acquisition was affected by the merger of Northern Lehigh Bancorp, Inc. with Harleysville
National Corporation North, Inc., a bank holding company and wholly owned subsidiary of Harleysville National Corporation.Citizens National Bank of Slatington merged with and into The Citizens National Bank of Lansford, a national banking association and wholly owned subsidiary of Harleysville
National  Corporation  North,  Inc.,  under  the  name  Citizens  National Bank.

The enclosed financial information for the periods presented include the consolidated accounts of Northern Lehigh Bancorp, Inc. and Citizens Bank and Trust Company

PAGE 7
ITEM  2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS
-----------------------

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the corporation, the banks and HNC Financial Company.The corporation's consolidated financial condition and results of operations consist almost entirely of the banks' financial condition and results of operations.Current performance does not guarantee, and may not be indicative of similar performance in the future.

In addition to historical information, this Form 10-Q contains forward-looking statements.We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties.Forward-looking statements include the information concerning possible or assumed future results of operations of Harleysville National Corporation and its subsidiaries.When we use words such as "believes," "expects," "anticipates," or similar expressions, we are making forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Harleysville National Corporation and its subsidiaries and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document.These factors include the following:

-     operating,  legal  and  regulatory  risks;
- economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and
- the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

OVERVIEW
--------

The Corporation recorded improved quarter and year-to-date earnings during a period when it successfully completed the acquisition of Citizens Bank & Trust Co., a $130 million asset community bank.An increase in other income and the continued strength in loan quality contributed to the positive results.

     Consolidated net income for the first six months of 2000 was $12,352,000, an increase of $704,000, or 6.0%, over the first six months of 1999 net income of $11,648,000.Basic and diluted earning per share for the first six months of 2000 of $1.40 increased 6.1%, over the first six months of 1999 basic and diluted earnings per share of $1.32.Consolidated net income for the second quarter of 2000 was $6,307,000, an increase of $209,000, or 3.4%, over the second quarter of 1999 net income of $6,098,000.For the quarter ended June 30, 2000, basic and diluted earnings per share at $.71 were up 2.9% from $.69 in the comparable period last year.

The increase in net income during the first six months of 2000, compared to the same period in 1999, is the result of both higher net interest income and other operating income. Net interest income grew $2,000,000, primarily as a result of a 13.6% rise in average earning assets.Other operating income rose $406,000, due primarily to higher trust fees and bank-owned life insurance, offset by net losses on the sale of securities.Offsetting these increases was a rise in other operating expenses, primarily related to the overall growth in the banks and acquisition related expenses.

     For the six months ended June 30, 2000, the annualized return on average shareholders' equity and the annualized return on average assets were 16.65% and 1.37%, respectively.For the same period in 1999, the annualized return on average shareholders' equity was 15.60% and the annualized return on average assets was 1.49%.For the three months ended June 30, 2000, the annualized return on average shareholders' equity and the annualized return on average assets were 16.93% and 1.39%, respectively.For the second quarter in 1999, the annualized return on average shareholders' equity was 16.35% and the annualized return on average assets was 1.53%.

     The banks continue to focus on the quality of their loan portfolios.Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned were .32% of total assets at June 30, 2000 and December 31, 1999, compared to .33% at June 30, 1999.

     Net income is affected by five major elements: net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for future losses on loans; other operating income, which is made up primarily of certain fees, trust income and gains and losses from sales of securities; other operating expenses, which consist primarily of salaries and other operating expenses; and income taxes.Each of these major elements will be reviewed in more detail in the following discussion.

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------

     Net interest income for the first six months of 2000 of $33,059,000 increased $2,000,000, or 6.4%, over the same period in 1999 of which produced net interest income of $31,059,000.As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first half of 2000, compared to the same period in 1999.The increase in interest income was partially offset by a rise in interest expense, primarily the result of higher volumes.The second quarter of 2000 net interest income increased 4.7%, compared to the same period in 1999.This rise was primarily due to an increase in earning asset volumes, partially offset by higher interest expense related to higher deposit volumes.

The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the six months and three month periods ended June 30, 2000 over June 30, 1999 by their rate and volume components.


                                              Six  Months  Ended                 Three Months Ended
                                               June  30,  2000                    June  30,  2000
                                                 Over/Under                        Over/Under
                                               June  30,  1999                    June  30,  1999


                                             Total       Caused by:              Total           Caused by:
                                                         ------------                            ------------
                                             Variance    Rate          Volume    Variance      Rate     Volume
                                             ----------  ------------  --------  ------------  -------  --------
Interest Income:
  Securities *. . . . . . . . . . . . . . .  $   2,692   $       587   $ 2,105   $     1,235   $  339   $   896
  Money market instruments. . . . . . . . .       (128)          384      (512)         (160)     206      (366)
  Loans * . . . . . . . . . . . . . . . . .      6,980           422     6,558         3,485      238     3,246
                                             ----------  ------------  --------  ------------  -------  --------
     Total. . . . . . . . . . . . . . . . .      9,544         1,393     8,151         4,560      783     3,776
                                             ----------  ------------  --------  ------------  -------  --------

Interest Expense:
  Savings deposits. . . . . . . . . . . . .      1,546           740       806           769      373       396
  Time deposits and certificates of deposit      3,483           657     2,826         1,959      544     1,415
  Other borrowings. . . . . . . . . . . . .      2,464           705     1,759         1,078      411       668
                                             ----------  ------------  --------  ------------  -------  --------
      Total . . . . . . . . . . . . . . . .      7,493         2,102     5,391         3,806    1,328     2,479
                                             ----------  ------------  --------  ------------  -------  --------

Net interest income . . . . . . . . . . . .  $   2,051         ($709)  $ 2,760   $       754    ($545)  $ 1,297
                                             ==========  ============  ========  ============  =======  ========
    *Tax Equivalent Basis

     Taxable-equivalent net interest income was $36,367,000 for the first six months of 2000, compared to $34,316,000 for the same period in 1999, a 6.0% or $2,051,000 increase.This rise in taxable-equivalent net interest income was primarily due to a $2,760,000 increase related to volume, which was partially offset by a reduction in net interest income, related to rate.Total taxable-equivalent interest income grew $9,544,000, the result of higher volumes and rates of loans and securities.Average year-to-date loans and securities grew $159,598,000 and $58,196,000, respectively at June 30, 2000, compared to the same period in 1999.The increase in securities included $25,000,000 in securities purchased as part of a capital leverage program during the third quarter of 1999.To more fully leverage its capital, the Corporation entered into $25,000,000 of structured transactions in which the banks borrow funds from the Federal Home Loan Bank (FHLB) and invests these borrowed funds into securities that are priced to yield a spread over the FHLB borrowing rate.

Total interest expense grew $7,493,000 during the first six months of 2000, compared to the same period in 1999.This growth was principally the result of higher volumes in all deposit categories and other borrowings.The average year-to-date growth in time deposits and savings deposits were $102,738,000 and $58,986,000, respectively.The growth in time deposits was primarily due to greater than $100,000 time deposits related to municipalities and one business customer. As a result of our continued efforts to acquire municipality deposits, municipal time deposits over $100,000 should continue to grow.The deposits associated with the one business customer should decrease towards the end of the year.The average year-to-date 2000 other borrowings grew $63,074,000 or 41.3%, compared to the first six months of 1999.Included in the growth in other borrowings was the funding required for the $25,000,000 capital leverage program.The remaining increase in deposit and other borrowing volumes was used to finance the earning asset growth.Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and
U.  S.  Treasury  demand  notes.

Taxable-equivalent net interest income of $18,344,000 was $754,000 or 4.3% higher in the second quarter of 2000, compared to $17,590,000 for the same period in 1999.Interest income grew $4,560,000 during the period, primarily due to a 15.7% rise in loan volumes.The increase in interest income was partially offset by a $3,806,000 rise in interest expense.Increases in all deposit categories rates and volumes contributed to this rise.Non-accruing loans are included in the average balance yield calculation, but the average non-accruing loans had no material effect on the results.

INTEREST  RATE  SENSITIVITY  ANALYSIS

     The Corporation actively manages its interest rate sensitivity positions.The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income.The Asset/Liability Committee, using policies and procedures approved by the Banks' Boards of Directors, is responsible for managing the rate sensitivity position. The Banks manage interest rate sensitivity by changing mix and repricing characteristics of their assets and liabilities through their investment securities portfolios, their offering of loan and deposit terms and borrowings from the FHLB. The nature of the Banks' current operations is such that it is not subject to foreign currency exchange or commodity price risk.The Banks do not own trading assets and they do not have any hedging transactions in place such as interest rate swaps, caps or floors.

The banks use two principal reports to measure interest rate risk: asset/liability simulation reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income.The effect that changing interest rates have on the Banks' net interest income is simulated by increasing and decreasing interest rates.This simulation is known as rate shocks.The June 30, 2000 report below forecasts changes in the Banks' market value of equity under alternative interest rate environments.The market value of equity is defined as the net present value of the Banks' existing assets and liabilities.


(Dollars  in  thousands)

                                CHANGE IN ASSET/LIABILITY
                   MARKET VALUE  MARKET VALUE      PERCENTAGE   APPROVED
                   OF EQUITY     OF EQUITY         CHANGE       PERCENT CHANGE
                   ------------  ----------------  -----------  ---------------
+200 Basis Points       343,403          (27,006)       -7.29%          +/- 30%
+100 Basis Points       369,847             (562)       -0.15%          +/- 30%
Flat Rate . . . .       370,409                -         0.00%          +/- 30%
-100 Basis Points       342,163          (28,246)       -7.63%          +/- 30%
-200 Basis Points       309,395          (61,014)      -16.47%          +/- 30%

 In the event the Banks should experience an excessive decline in their market value of equity resulting from changes in interest rates, they have a number of options which it they could utilize to remedy such a mismatch.The Banks could restructure their investment portfolio through sale or purchase of securities with more favorable repricing attributes.They could also emphasize loan products with appropriate maturities or repricing attributes, or attract deposits or obtain borrowings with desired maturities.

 NET  INTEREST  MARGIN
 ---------------------

     The net interest margin of 4.28% for the six-month period ended June 30, 2000, decreased from the 4.59% net interest margin for the first six months of 1999.The decrease in the net interest margin is due to both the capital leverage program and the funding of the bank-owned life insurance (BOLI) with deposits, and the high cost of attracting new deposits.The bank purchased $25,000,000 of BOLI during the third quarter of 1999 and $10,000,000 during the second quarter of 2000.Since the current competitive interest rate environment will continue to place downward pressure on the net interest margin, the Banks expect to increase net interest income through the continued growth in market share of loans and deposits.The yield on earning assets of 7.90% during the first six months of 2000 was higher than the 7.70% earned during the first six months of 1999.The increase in the yield is primarily due to the impact of the rise in interest rates during this period. The first half of 2000 average interest rate paid on interest-bearing deposits and other borrowings of 4.32% was higher than the first six months of 1999 rate of 3.88%.The increase in the average interest rate paid is the result of funding the capital leverage program with higher costing FHLB borrowings, higher interest rates and the overall higher cost of attracting new deposits. The second quarter of 2000 net interest margin of 4.28% was lower than the second quarter 1999 net interest margin of 4.61%.

PROVISION  FOR  LOAN  LOSSES
----------------------------

     The provision is based on management's analysis of the adequacy of the allowance for loan losses.In its evaluation, management considers past loan experience, overall characteristics of the loan portfolio, current economic conditions and other relevant factors.Based on the latest monthly evaluation of potential loan losses, the allowance is adequate to absorb known and inherent losses in the loan portfolio.Ultimately, however, the adequacy of the allowance is largely dependent upon the economy, a factor beyond the Corporation's control.With this in mind, additions to the allowance for loan losses may be required in future periods, especially if economic trends worsen or certain borrowers' ability to repay declines.

 For the first six months of 2000 the provision for loan losses was $1,055,000, compared to $980,000 for the same period in 1999.The higher provision for loan losses during the first quarter of 2000, compared to the same period in 1999 is attributed to the growth in loans during this period and an increase in net loans charged off.Net loans charged off was $694,000 for the six months ended June 30, 2000, compared to $344,000 for the six months ended June 30, 1999.The increase in loans charged off was primarily due to consumer related loans.The ratio of nonperforming assets to total assets for June 30, 2000 of .32% did not change from December 31, 1999, and was lower than the June 30, 1999 ratios of
 .33%.


Allowance  for  Loan  Losses
----------------------------
Transaction  in  the  allowance  for  loan  losses  are  as  follows:

                                                             2000          1999
                                                          ---------      ---------
Balance, Beginning of Year                            $   14,887,000   $14,246,000
   Provision charged to operating expenses                 1,055,000       980,000
   Loans charged off                                        (992,000)     (436,000)
   Recoveries                                                298,000        92,000
                                                         ------------   -----------
Balance, June 30                                          15,248,000    14,882,000
                                                     ===============  ============

Ratios: . . . . . . . . . . . . . . . . . . . .    .  June 30, 2000  Dec. 31, 1999  June 30, 1999
-------------------------------------------------  -------------  -------------  ---------------
Allowance for loan losses to nonperforming assets         257.7%        266.3%         273.8%
Nonperforming assets to total loans & net assets
acquired in foreclosure                                    0.50%         0.50%          0.53%
Nonperforming assets to total total assets                 0.32%         0.32%          0.33%
Allowance for loan losses to total loans                   1.30%         1.33%          1.44%


The following table sets forth an allocation of the allowance for loan losses by loan category:

                               June 30, 2000
                               -------------
                                       Percent
                             Amount    of Loans
                            --------  ---------
Commercial and industrial    $  6,894        26%
Consumer loans. . . . . .       4,800        35%
Real estate . . . . .   . .     2,494        30%
Lease financing . . . .   .     1,060         9%
                             --------  ---------
  Total . . . . . . .   . .    15,248       100%
                             ========  =========

     Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.50% of total loans and net assets acquired in foreclosure at June 30, 2000, compared to 0.50% at December 31, 1999 and 0.53% at June 30, 1999.The ratio of the allowance for loan losses to loans at June 30, 2000 of 1.30% decreased from the December 31, 1999 and June 30, 1999 ratios of 1.33% and 1.44%, respectively.

     Nonaccruing loans at June 30, 2000 of $4,450,000,000, increased $760,000 from the December 31, 1999 level of $3,690,000, and decreased $91,000 from the June 30, 1999 level of $4,541,000. The increase in nonaccruing loans at June 30, 2000, compared to December 31, 1999 was primarily the result of an increase in commercial nonaccruing loans.

Net assets in foreclosure totaled $1,017,000 as of June 30, 2000, a decrease of $419,000 from the December 31, 1999 balance of $1,436,000.During the first six months of 2000, transfers from loans to assets in foreclosure were $646,000, payments on foreclosed properties totaled $984,000 and write-downs of assets in foreclosure equaled $81,000.The loans transferred to assets in foreclosure included commercial loans of $121,000, mortgages of $52,000 and leases of $473,000.The balance of net assets in foreclosure at June 30, 1999 was

$413,000.Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit.Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

     As of June 30, 2000, there were two unrelated borrowers with troubled debt restructured loans totaling $449,000, compared with two unrelated borrowers with a balance of$465,000 as of December 31, 1999 and $481,000 at June 30, 1999. The two customers were complying with the restructured terms as of June 30, 2000.

     Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future.As of June 30, 2000, loans past due 90 days or more and still accruing interest were $1,172,000, compared to $565,000 as of December 31, 1999 and $970,000 as of June 30, 1999. The increase in loans past due 90 days at June 30, 1999,compared to December 31,1999 was primarily the result of an increase in real estate loans past due 90 days.


The following information concerns impaired loans:
Impaired Loans:. . . . . . . . . . . . . . . . . .  June 30, 2000   Dec. 31, 1999   June 30, 1999
                                                    --------------  --------------  --------------
 Restructured Loans. . . . . . . . . . . . . . . .  $      449,000  $      465,000  $      481,000
 Nonaccrual Loans. . . . . . . . . . . . . . . . .  $    2,691,000  $    2,117,000  $    2,766,000
                                                    --------------  --------------  --------------
Total Impaired Loans . . . . . . . . . . . . . . .  $    3,140,000  $    2,582,000  $    3,247,000
                                                    ==============  ==============  ==============

Average year-to-date impaired loans: . . . . . . .  $    2,605,000  $    3,046,000  $    2,612,000
                                                    ==============  ==============  ==============

Impaired loans with specific loss allowances:. . .  $    3,140,000  $    2,582,000  $    3,247,000
                                                    ==============  ==============  ==============

Loss allowances reserved on impaired loans:. . . .  $      347,000  $      262,000  $      433,000
                                                    ==============  ==============  ==============

 Year-to-date income recognized on impaired loans.  $       37,000  $      132,000  $       23,000
                                                    ==============  ==============  ==============

The banks' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method.The banks recognize income on nonaccrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the banks.The banks will not recognize income if these factors do not exist.


OTHER  OPERATING  INCOME
------------------------
                                    Six  Months Ended    Three Months Ended
                                        June 30,               June 30,
                                    -----------------   ---------------------
                                       2000    1999     2000    1999
                                      -----    ----     ----    ----
(Dollars in thousands)
Service charges . . . . . . . . .       1,870   1,803    950     907
Securities (losses) gains, net. .        (192)    493    (80)    345
Trust income. . . . . . . . . . .       1,462   1,308    770     658
Bank-owned life insurance income.         727       -    381       -
Other income. . . . . . . . . . .       1,644   1,501    836     743
Total other operating income. . .       5,511   5,105  2,857   2,653
                                        =====   =====  ======  =====

     Other operating income for the first six months of 2000 increased $406,000, or 8.0%, from $5,105,000 at June 30, 1999 to $5,511,000 at June 30, 2000. This
rise in other operating income is the result of a $67,000 growth in service charges, a $154,000 rise in trust income and a $143,000 increase in other income.Bank-ownedlife insurance (BOLI) income contributed $727,000 to other operating income during the first half of 2000.A $685,000 decrease in security gains partially offset these increases.The rise in other operating income was 23.7%, not inclusive of the securities gains and losses.The second quarter 2000 other income was 7.7% higher than the second quarter of 1999.This increase was primarily due to the BOLI income earned during the second quarter of 2000.

     Service charges grew $67,000, or 3.7% in the six months of 2000, compared to the same period in 1999. This growth was primarily the result of the increase in average deposit transaction accounts, from the first six months of 1999 to the first six months in 2000.The 2000 second quarter service charge income of $950,000, increased $43,000, or 4.7% over the second quarter of 1999.

The Corporation recorded net security losses on the sale of securities of $192,000 in the first six months of 2000 and $80,000 in the second quarter of 2000.The Corporation recorded net security gains on the sale of securities of $493,000 in the first six months of 1999 and $345,000 in the second quarter of 1999. From time to time, the Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

     Income from the Investment Management and Trust Services Division increased $154,000, or 11.8% in the first six months of 2000 and $112,000, or 17.0% in the second quarter of 2000, compared to the same periods in 1999. These increase was the result of both an increase in the book value of trust assets under management of 22.3% from June 30, 1999 to June 30, 2000, and the Corporation's continuing emphasis on marketing the Investment Management and Trust Services
Division's  products  and  services.

During the third quarter of 1999, the corporation entered into a $25,000,000 investment of bank-owned life insurance (BOLI).The corporation entered into an additional $10,000,000 investment of BOLI during the second quarter of 2000. BOLI involves the corporation purchasing of life insurance on a chosen group of employees.The corporation is the owner and beneficiary of the policies.This pool of insurance, due to tax advantages to the Banks, is profitable to the corporation.This profit offsets a portion of future benefit cost increases.Bank deposits fund BOLI and the earnings from BOLI are recognized as other income.The corporation recognized $727,000 of BOLI income during the first six months of 2000 and $381,000 during the second quarter of 2000.

Other income for the first six months of 2000 increased $143,000, or 9.5%, compared to the same period in 1999.The second quarter of 2000 other income of $836,000 grew $93,000, or 12.5%, over the second quarter of 1999. Contributing to this rise were increases related to loan servicing fees, loan insurance fees and ATM/Debit card fees.These increases were partially offset by a decrease in gains on the sale of residential mortgages, resulting from a decrease in new mortgage volumes experienced during the first half of 2000, compared to the same period in 1999.


OTHER  OPERATING  EXPENSES
--------------------------
                                   Six Months Ended    Three Months Ended
                                      June 30,              June 30,
                                   ----------------    ------------------

                                       2000    1999    2000    1999
                                     ------  ------  ------  ------
(Dollars in thousands)
Salaries. . . . . . . . . . . .        8,765   7,940   4,452   4,119
Employee benefits . . . . . . .        2,818   2,698   1,377   1,306
Net occupancy expense . . . . .        1,475   1,330     698     649
Equipment expense . . . . . . .        2,397   2,101   1,219   1,065
Other Expenses. . . . . . . . .        7,121   5,746   3,901   2,863
Total other operating expenses.       22,576  19,815  11,647  10,002
                                     =======  ======  ======  ======

     Other operating expenses for the first six months of 2000 of $22,576,000 increased $2,761,000, or 13.9%, from $19,815,000 for the same period in 1999.The rise in operating expenses was the result of costs related to technology enhancements to be used to improve both the Banks productivity and products offered to customers, cost related to the merger of Citizens Bank and Trust Company and other expenses related to the overall growth of the banks.The second quarter other operating expenses increased 36.3% over the second quarter of 1999.

    Employee salaries increased $825,000, or 10.4% from $7,940,000 for the first six months of 1999 to $8,765,000 for the same period in 2000.Employee benefits of $2,818,000 expensed in the first six months of 2000, were $120,000, or 4.4% higher than the $2,698,000 of employee benefits expensed during the same period in 1999.The second quarter 2000 salary and employee benefits exceeded the second quarter of 1999 levels by 8.1% and 5.4%, respectively.The increase in salaries and employee benefits reflects cost of living increases, merit increases and additional staff necessitated by the growth of the Banks.

     Net occupancy expense increased $145,000, or 10.9%, from $1,330,000 in the first six months of 1999 to $1,475,000 in the first six months of 2000.Net occupancy expenses grew 7.6% in the second quarter of 2000, compared to the second quarter of 1999.Contributing to this increase was the opening of a new branch, higher than normal snow removal expenses, and repair and maintenance expenses.Equipment expense increased$296,000, or 14.1%, during the first six months of 2000, compared to the same period in 1999.The second quarter equipment expenses grew $154,000, or 14.5% over the second quarter of 1999.These increases are due to both equipment depreciation and maintenance associated with planned increased technology capabilities used to manage the growth of the Corporation and to enhanced the products offered to customers.

Other expenses increased $1,375,000, or 23.9%, from $5,746,000 in the first six months of 1999, compared to $7,121,000 in other expenses recorded during the same period in 2000.Second quarter 2000 other expenses of $3,901,000 were 36.3% higher than the second quarter of 1999 other expenses of $2,863,000.This increase is the result of higher expenses associated with the overall growth of the Banks, and the merger of Citizens Bank and Trust Company.

INCOME  TAXES
-------------

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

Total assets grew $85,363,000, or 4.8%, from $1,767,667,000 at December 31, 1999 to $1,853,030,000 at June 30, 2000.This growth was the primarily result of an increases in earning assets and BOLI of $63,570,000 and $10,727,000, respectively.During the first six months of 2000, loans grew $55,173,000 and securities rose $18,021,000.These earning asset increases were offset by decreases to federal funds sold and interest-bearing deposits in banks of $6,600,000 and $3,024,000, respectively.

The balance of securities available for sale at June 30, 2000 of $510,292,000 increased $4,932,000 compared to the December 31, 1999 balance of $505,360,000.During the first six months of 2000, $46,196,000 of securities were sold which generated a pretax loss of $192,000.In comparison, $34,612,000 securities available for sale were sold during the first half of 1999 to generate a pretax gain of $493,000.From time to time, the corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.The balance of investment securities held to maturity grew $13,089,000 during the first half of 2000.

Total loans grew $55,173,000 or 4.9% during the first six months of 2000.Contributing to this increase were consumer loans, leasing and commercial loans which grew $32,471,000, $13,710,000 and $9,347,000, respectively.The growth in consumer loans was primarily in financing indirect automobile dealer loans.Real estate loans decreased $355,000 during this period reflecting the slow down in the residential mortgage market.

     Total  deposits  increased  $101,688,000,  or  7.6%  from $1,341,446,000 at
December 31, 1999 to $1,443,134,000 at June 30, 2000.This increase was primarily due to the growth in money market accounts and time deposits during this period.Money market accounts grew $42,323,000 as a result of the growth in municipal and trust deposits.Time deposits under $100,000 increased $17,731,000 and time deposits greater than $100,000 grew $30,850,000.The primary source of the rise in the greater than $100,000 time deposits came from municipal customers.Savings accounts and noninterest-bearing checking accounts increased by $9,325,000 and $7,014,000, respectively.Interest bearing deposits decreased $5,555,000.Other borrowings experienced a decrease of $23,311,000 during the first six months of 2000.A decrease in securities sold under agreements to repurchase of $42,889,000, was partially offset by increases in federal funds purchased of $21,500,000.The decrease in securities sold under agreements to repurchase was primarily the result of a business customer withdrawing funds and transferring funds to greater than $100,000 time deposits during the first half of 2000.U. S. treasury demand notes and Federal Home Loan Bank borrowings decreased $922,000 and $1,000,000, respectively during this period.

CAPITAL
-------

Capital formation is important to the Corporation's well being and future growth.Capital for the period ending June 30, 2000 was $152,045,000, an increase of$5,382,000 over the end of 1999.The increase is the result of the retention of the Corporation's earnings, partially offset by the adjustment for the net unrealized losses on the investment securities available for sale.Net unrealized gains and losses on available for sale investment securities are recorded as accumulated other comprehensive income (loss) in the equity section of the balance sheet.The accumulated other comprehensive income at June 30, 2000 was a loss of $12,912,000, compared to a loss of $10,808,000 at December 31, 1999.Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations.Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars  in  thousands)
      As of June 30, 2000                  Actual   Actual
      -------------------                  Amount   Ratio
                                           -------  -------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  179,100   13.22%
Harleysville National Bank. . . . . . . .  100,367   10.19%
Citizens National Bank. . . . . . . . . .   37,409   14.55%
Security National Bank. . . . . . . . . .   13,081   13.10%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  163,976   12.10%
Harleysville National Bank. . . . . . . .   89,697    9.11%
Citizens National Bank. . . . . . . . . .   34,194   13.30%
Security National Bank. . . . . . . . . .   12,018   12.04%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  163,976    9.06%
Harleysville National Bank. . . . . . . .   89,697    7.06%
Citizens National Bank. . . . . . . . . .   34,194    8.62%
Security National Bank. . . . . . . . . .   12,018    8.96%

                                                            To Be Well Capitalized
                                          For Capital       Under Prompt Corrective
       As of June 30, 2000             Adequacy Purposes        Action Provision
       -------------------
                                           Amount   Ratio   Amount  Ratio
                                           -------  ------  ------  ------
Total Capital (to risk weighted assets):
Corporation . . . . . . . . . . . . . . .  108,410   8.00%       -      -
Harleysville National Bank. . . . . . . .   78,769   8.00%  98,461  10.00%
Citizens National Bank. . . . . . . . . .   20,567   8.00%  25,709  10.00%
Security National Bank. . . . . . . . . .    7,988   8.00%   9,985  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .   54,205   4.00%       -      -
Harleysville National Bank. . . . . . . .   39,384   4.00%  59,077   6.00%
Citizens National Bank. . . . . . . . . .   10,284   4.00%  15,425   6.00%
Security National Bank. . . . . . . . . .    3,994   4.00%   5,991   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .   72,384   4.00%       -      -
Harleysville National Bank. . . . . . . .   50,807   4.00%  63,508   5.00%
Citizens National Bank. . . . . . . . . .   15,866   4.00%  19,832   5.00%
Security National Bank. . . . . . . . . .    5,363   4.00%   6,704   5.00%


(Dollars in thousands)
As of December 31, 1999. . . . . . . . . .  Actual   Actual
                                            Amount   Ratio
                                            -------  -------
Total Capital (to risk weighted assets):
------------------------------------------
Corporation. . . . . . . . . . . . . . . .  171,548   13.48%
Harleysville National Bank . . . . . . . .   93,993   10.23%
Citizens National Bank . . . . . . . . . .   40,305   16.27%
Security National Bank . . . . . . . . . .    9,593   10.57%
Tier 1 Capital (to risk weighted assets):
------------------------------------------
Corporation. . . . . . . . . . . . . . . .  156,326   12.29%
Harleysville National Bank . . . . . . . .   83,222    9.06%
Citizens National Bank . . . . . . . . . .   37,208   15.02%
Security National Bank . . . . . . . . . .    8,532    9.40%
Tier 1 Capital (to average assets):
------------------------------------------
Corporation. . . . . . . . . . . . . . . .  156,326    8.92%
Harleysville National Bank . . . . . . . .   83,222    6.76%
Citizens National Bank . . . . . . . . . .   37,208    9.35%
Security National Bank . . . . . . . . . .    8,532    7.05%


                                                          To Be Well Capitalized
                                       For Capital        Under Prompt Corrective
     As of December 31, 1999         Adequacy Purposes      Action Provision

                                           Amount   Ratio   Amount  Ratio
                                           -------  ------  ------  ------
Total Capital (to risk weighted assets):
Corporation . . . . . . . . . . . . . . .  101,772   8.00%       -      -
Harleysville National Bank. . . . . . . .   73,484   8.00%  91,855  10.00%
Citizens National Bank. . . . . . . . . .   19,822   8.00%  24,777  10.00%
Security National Bank. . . . . . . . . .    7,259   8.00%   9,074  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .   50,886   4.00%       -      -
Harleysville National Bank. . . . . . . .   36,742   4.00%  55,113   6.00%
Citizens National Bank. . . . . . . . . .    9,911   4.00%  14,866   6.00%
Security National Bank. . . . . . . . . .    3,629   4.00%   5,444   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .   70,081   4.00%       -      -
Harleysville National Bank. . . . . . . .   49,228   4.00%  61,536   5.00%
Citizens National Bank. . . . . . . . . .   15,918   4.00%  19,898   5.00%
Security National Bank. . . . . . . . . .    4,844   4.00%   6,055   5.00%

     The Corporation's capital ratios exceed regulatory requirements.Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital.The Corporation's primary capital ratio was 9.60% at June 30, 2000, compared with 9.66% at December 31, 1999.Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

     Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital.For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital includes the allowance for loan losses.The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 2) minimum is 8.0%.At June 30, 2000, the Corporation's Tier 1 risk-adjusted capital ratio was 12.10%, and the total risk-adjusted capital ratio was 13.22%, both well above the regulatory requirements.The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at June 30, 2000.

     The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets.Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans.Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization.The Corporation's leverage ratios were 9.06% at June 30, 2000 and 8.92% at December 31, 1999.

     The year-to-date June 30, 2000 cash dividend per share of $.56 was 14.3% higher than the cash dividend for the same period in 1999 of $.49.The dividend payout ratio for the first three months of 2000 was 37.98%, compared to 40.34% for the twelve month period ended December 31, 1999.Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first six months of 2000.

LIQUIDITY
---------

     Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis.For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers.Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds.Federal Funds sold averaged$5,839,000 during the first six months of 2000 and securities available for sale averaged $510,083,000 during the first six months of 2000, more than sufficient to meet normal fluctuations in loan demand or deposit funding.Federal fund lines of credit established with correspondent banks provide backup sources of liquidity. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the FHLB of Pittsburgh, of which the Banks are members.Unused lines of credit at the FHLB of Pittsburgh were $70,551,000, as of June 30, 2000.

OTHER  ITEMS
------------

LEGISLATIVE  &  REGULATORY
--------------------------

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, the Financial Services Modernization Act.The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall
Act:

    *Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and

    *Section 32, which restricts officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law insurance.The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     Generally,  the  Financial  Services  Modernization  Act:

     *Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers
     *Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;
     *Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;
     *Provides an enhanced framework for protecting the privacy of consumer information;
     *Adopts a number of provisions related to the capitalization, membership, corporate governance and the other measures designed to modernize the Federal Home Loan Bank system;
     *Modifies the laws governing the implementation of the Community Reinvestment Act; and
     *Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order for the Corporation to take advantage of the ability to affiliate with other financial service providers, the Corporation must become a "Financial Holding Company" as permitted under an amendment to the Bank Holding Company Act.To become a Financial Holding Company, the Corporation would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed.In addition, the Federal Reserve must determine that each insured depository institution subsidiary of the Corporation has at least a satisfactory CRA rating.The Corporation currently meets the requirements to make an election to become a Financial Holding Company.The Corporation's management has not determined at this time whether it will seek an election to become a Financial Holding Company.The Corporation is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Corporation and its subsidiaries, regulatory requirements, general economic conditions, and other factors, the Corporation desires to utilize any of its expanded powers provided in the Financial Service Modernization Act.

The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries.A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company.Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed."The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets or $50 billion.A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary.The assets of the subsidiary may not be consolidated with risk and protect the bank from such risks and potential liabilities.

 The Corporation and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term.However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.Nevertheless, this act may have the result of increasing the amount of competition that the company and the bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the company bank.

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

Effects  of  Inflation
----------------------

 Inflation has some impact on the Corporation and the Banks' operating costs.Unlike many industrial companies, however, substantially all of the Banks' assets and liabilities are monetary in nature.As a result, interest rates have a more significant impact on the Corporation's and the Banks' performance than the general level of inflation.Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Effect  of  Government  Monetary  Policies
------------------------------------------

 The earnings of the Corporation are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.An important function of the Federal Reserve is to regulate the money supply and interest rates.Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits.These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

The Banks are members of the Federal Reserve and, therefore, the policies and regulations of the Federal Reserve have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Banks' operations in the future.The effect of such policies and regulations upon the future business and earnings of the Corporation and the Banks cannot be predicted.

Environmental  Regulations
--------------------------

 There are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues.In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank.Further, the liability has the potential to far exceed the original amount of a loan issued by the bank.Currently, neither the Corporation nor the Banks are a party to any pending legal proceeding pursuant to any environmental statute, nor are the Corporation and the Banks aware of any circumstances that may give rise to liability under any such statute.

 From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restriction on, the business of the Banks.It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Banks.As a consequence of the extensive regulation of commercial banking activities in the United States, the Banks' business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

 BRANCHING
 ---------

 The Corporation's subsidiaries currently plan to open at least two new branches.During the third quarter of 2000, Citizens National Bank will open a branch in Allentown.Harleysville National Bank is pursuing a location in Souderton.These new branch sites are contiguous to our current service area and were chosen to expand the Banks' market area and market share of loans and deposits.

ACQUISITION
-----------

 On April 28, 2000, the Corporation consummated its acquisition of Citizens Bank and Trust Company.Under the terms of the merger, accounted for as a pooling-of-interest, Citizens Bank and Trust Company's shareholders received 166 shares of Harleysville National Corporation common stock for each share of Citizens Bank and Trust Company stock.Upon the completion of the acquisition, Citizens Bank and Trust Company's banking operations merged into those of Citizens National Bank, a wholly owned subsidiary of Harleysville National Corporation.

ITEM  3  -  Qualitative  and  Quantitative  Disclosures  About  Market  Risk

 In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest risk, through the operations of its banking subsidiaries.Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments.The Asset/Liability Committee, using policies and procedures approved by the Banks' Boards of Directors, is responsible for managing the rate sensitivity position.

No material changes in market risk strategy occurred during the current period.A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1999.

PAGE 22
                            PART II.OTHER INFORMATION

Item  1.     Legal  Proceedings.
--------     -------------------

     Management, based upon discussions with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation.There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries - Harleysville National Bank and Trust Company, Citizens National Bank, Security National Bank and HNC Financial Company.In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and its subsidiaries by government authorities.

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

None.

Item  5.     Other  Information.
--------     -------------------

     None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.
--------     --------------------------------------

     (a)Exhibits:
      The  following  exhibits  are  being  filed  as  part  of  this  Report:

Exhibit  No.Description  of  Exhibits
----------- -------------------------

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

(10.1) Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by Reference to Exhibit 4.3 of Registrant's Registration Statement No. 33-57790 on Form S-8,filed with the Commission on October 1, 1993.)

(10.2) Harleysville National Corporation Stock Bonus Plan.(Incorporated by Reference to Exhibit 99A of Registrant's Registration Statement No. 33-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.3)  Supplemental  Executive  Retirement  Plan.(Incorporated  by Reference to
Exhibit 10.3 ofRegistrant's Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)

PAGE 23

(10.4) Walter E. Daller, Jr., Chairman, President and Chief Executive Officer's employment agreement.(Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)

(10.5) Demetra M. Takes, President and Chief Operating Officer of Harleysville employment agreement.(Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)

(10.6) Vernon L. Hunsberger. Senior Vice President/CFO and Cashier's employment agreement.(Incorporated by Reference to Registrant's Registration Statement on Form 8-K,filed with the Commission on March 25, 1999.)

(10.7) Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to Registrant's Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June 4, 1999)

(10.8) Harleysville National Corporation 1998 Independent Directors Stock Option Plan.(Incorporated by Reference to Registrant's Registration Statement No. 333-79973 on Form S-8 filed with the Commission on June 4, 1999)

(11) Computation of Earnings per Common Share. The information for this Exhibit is incorporated  by  reference  to  page  4  of  this  Form  10-Q.

(27)  Financial  Data  Schedule.


     (b)Reports  on  Form  8-K:

Current Report on Form 8-K, dated April 28, 2000, filed with the Commission on May 2, 2000, reporting, at Item 5, the Registrant's completion of Citizens Bank and Trust Company.

Current Report on Form 8-K, dated July 13, 2000, filed with the Commission on July 19,2000, reporting the Registrant's second quarter 2000 press release.

PAGE 24
                                   SIGNATURES


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




                       HARLEYSVILLE  NATIONAL  CORPORATION



                       /s/ Walter E. Daller, Jr.
                       ________________________
                       Walter  E.  Daller,  Jr.,  President
                       and  Chief  Executive  Officer
                      (Principal  executive  officer)


                       /s/ Vernon L. Hunsberger
                       _________________________
                       Vernon  L.  Hunsberger,  Treasurer
                       (Principal  financial  and  accounting  officer)


Date: August  14,  2000

PAGE 25

           EXHIBIT  INDEX
           --------------


Exhibit  No.Description  of  Exhibits
----------- -------------------------

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

(10.1) Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by Reference to Exhibit 4.3 of Registrant's Registration Statement No. 33-57790 on Form S-8,filed with the Commission on October 1, 1993.)

(10.2) Harleysville National Corporation Stock Bonus Plan.(Incorporated by Reference to Exhibit 99A of Registrant's Registration Statement No. 33-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.3)  Supplemental Executive Retirement Plan.(Incorporated by Reference to
Exhibit 10.3 of Registrant's Annual Report in Form 10-K for the year ended December 31, 1997,filed with the Commission on March 27, 1998.)

(10.4) Walter E. Daller, Jr., Chairman, President and Chief Executive Officer's employment agreement.(Incorporated by Reference to Registrant's Registration Statement on Form 8-K,filed with the Commission on March 25, 1999.)

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

(10.8) Harleysville National Corporation 1998 Independent Directors Stock Option Plan.(Incorporated by Reference to Registrant's Registration Statement No. 333-79973 on Form S-8 filed with the Commission on June 4,
1999)

(11) Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to page 4 of this Form 10-Q.

(27)  Financial  Data  Schedule.

PAGE 26