Form 10-Q
period 2000-09-30
HARLEYSVILLE NATIONAL CORP
filed 2000-11-13
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark  One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September  30,  2000.
                                    --------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TOSECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For  the  transition  period  from__________________to____________________.

Commission  file  number  0-15237
                          -------

                        HARLEYSVILLE NATIONAL CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                             23-2210237
---------------------------------------------------  -------------------
(State or other jurisdiction of                       (I.R.S.  Employer
incorporation or organization                        Identification No.)

483 Main Street, Harleysville, Pennsylvania                 19438
---------------------------------------------------  -------------------
(Address of principal executive offices                  (Zip Code)

Registrant's telephone number, including area code:    (215) 256-8851)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,813,877 shares of Common
Stock,  $1.00  par  value,  outstanding  on  October  31,  2000.

PAGE 1

HARLEYSVILLE  NATIONAL  CORPORATION

INDEX  TO  FORM  10-Q  REPORT

                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets - September 30, 2000 and December 31, 1999                               3

Consolidated Statements of Income - Nine Months and Three Months Ended September 30, 2000 and 1999   4

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999                5

Notes to Consolidated Financial Statements                                                           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations        8

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                   22

Part II.  Other Information

Item 1.  Legal Proceedings                                                                           23

Item 2.  Change in Securities and Use of Proceeds                                                    23

Item 3.  Defaults Upon Senior Securities                                                             23

Item 4. Submission of Matters to a Vote of Security Holders                                          23

Item 5. Other Information                                                                            23

Item 6.  Exhibits and Reports on Form 8-K                                                            23

Signatures                                                                                           25

PAGE 2


                                      PART  1.  FINANCIAL  INFORMATION
                           HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                        CONSOLIDATED  BALANCE  SHEETS
  (Dollars  in  thousands)                       (Unaudited)
                                                           September 30, 2000    December 31, 1999
                                                         --------------------  -------------------
ASSETS
Cash and due from banks                                               $50,903              $49,654
Federal Funds sold                                                       -                   6,600
                                                         --------------------  -------------------
Total cash and cash equivalents                                        50,903               56,254
                                                         --------------------  -------------------
Interest-bearing deposits in banks                                      4,191                7,237
Investment securities available for sale                              550,858              505,360
Investment securities held to maturity
(market value $32,238 and $25,084, respectively)                       32,497               25,535
Loans                                                               1,188,872            1,118,244
Less: Unearned income                                                   2,287                  572
Allowance for loan losses                                             (15,332)            (14,887)
                                                         --------------------  -------------------
Net loans                                                           1,175,827            1,103,929
                                                         --------------------  -------------------
Bank premises and equipment, net                                       22,123               21,856
Accrued income receivable                                              12,819               11,044
Other real estate owned                                                   358                1,436
Intangible assets, net                                                  1,734                2,006
Bank-owned life insurance                                              36,829               25,527
Other assets                                                           11,857                7,483
                                                         --------------------  -------------------
Total assets                                                       $1,899,996           $1,767,667
                                                         ====================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing                                                  $217,852             $214,393
Interest-bearing:
Checking accounts                                                     150,938               162,191
Money market accounts                                                 325,326               259,015
Savings                                                               163,145               163,010
Time, under $100,000                                                  425,350               407,858
Time, $100,000 or greater                                             202,691               134,979
                                                          --------------------  -------------------
Total deposits                                                      1,485,302             1,341,446
Accrued interest payable                                               20,361                17,544
U.S. Treasury demand notes                                              2,094                 3,232
Federal funds purchased                                                21,000                 9,500
Federal Home Loan Bank (FHLB) borrowings                              110,750               130,250
Securities sold under agreements to repurchase                         80,435               108,615
Other liabilities                                                      18,456                10,417
                                                          --------------------  -------------------
Total liabilities                                                   1,738,398             1,621,004
                                                          --------------------  -------------------
Shareholders' Equity:
Series preferred stock,  par value $1 per share;
authorized 3,000,000 shares, none issued                                    -                     -
Common stock, par value $1 per share; authorized 30,000,000
shares; issued and outstanding 8,839,275 shares in 2000 and
8,835,012 shares in 1999                                                8,839                 8,835
Additional paid in capital                                             63,641                68,260
Retained Earnings                                                      96,661                80,376
Treasury stock; 2000 - 25,398 shares at cost, 1999 - 0 shares            (325)                    -
Accumulated other comprehensive income                                 (7,218)             (10,808)
                                                          --------------------  -------------------
Total shareholders' equity                                            161,598               146,663
                                                          --------------------  -------------------
Total liabilities and shareholders' equity                         $1,899,996            $1,767,667
                                                          ====================  ===================

See  accompanying  notes  to  consolidated  financial  statements.

PAGE 3


                  HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                          CONSOLIDATED  STATEMENTS  OF  INCOME
                                  (Unaudited)            Nine  months  ended       Three  months  ended
(Dollars  in  thousands  except weighted average number       September 30,            September 30,
                                                            ---------------          ---------------
 of  common  shares  and  per  share  information)
                                                          2000         1999        2000        1999
                                                       -----------  ----------  ----------  ----------
INTEREST INCOME:
Loans, including fees                                    $64,480     $55,994     $22,258     $19,665
Lease financing                                            6,540       5,008       2,309       1,789
Investment securities:
Taxable                                                   17,811       14,054      6,119       5,123
Exempt from federal taxes                                  8,017        7,982      2,768       2,688
Federal funds sold                                           216          472         52          77
Deposits in banks                                            295          181         87          76
                                                     -----------  ----------  ----------  ----------
Total interest income                                     97,359      83,691      33,593      29,418
                                                     -----------  ----------  ----------  ----------
INTEREST EXPENSE:
Savings deposits                                          13,154       10,479      4,823       3,694
Time, under $100,000                                      17,230       15,292      6,018       5,179
Time, $100,000 or greater                                  8,165        4,344      3,014       1,579
Borrowed funds                                             9,220        6,159      3,207       2,608
                                                     -----------  ----------  ----------  ----------
Total interest expense                                    47,769       36,274     17,062      13,060
                                                      -----------   ----------  ---------  ---------
Net interest income                                       49,590       47,417     16,531      16,358
Provision for loan losses                                  1,636        1,469        581         489
                                                     -----------  ----------  ----------  ----------
Net interest income after provision for loan losses       47,954       45,948     15,950      15,869
                                                     -----------  ----------  ----------  ----------
OTHER OPERATING INCOME:
Service charges                                            2,814       2,755         943         952
Security (losses)gains, net                                 (105)        501          87           8
Trust income                                               2,252       1,898         790         590
Bank-owned life insurance                                  1,302         170         576         170
Other Income                                               2,496       2,274         852         773
                                                     -----------  ----------  ----------  ----------
Total other operating income                               8,759       7,598       3,248       2,493
                                                     -----------  ----------  ----------  ----------
Net interest income after provision for loan losses
and other operating income                                56,713      53,546      19,198      18,362
                                                     -----------  ----------  ----------  ----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits                     17,474      16,078      5,891       5,440
Occupancy                                                  2,201       2,033        726         704
Furniture and equipment                                    3,783       3,346      1,386       1,245
Other expenses                                            10,122       8,648      3,001       2,901
                                                     -----------  ----------  ---------  ----------
Total other operating expenses                            33,580      30,105     11,004      10,290
                                                     -----------   ----------  ---------  ---------
Income before income taxes                                23,133      23,441      8,194       8,072
Income tax expense                                         4,041       5,503      1,454       1,782
                                                     -----------  ----------  ----------  ---------
Net income                                               $19,092     $17,938     $6,740      $6,290
                                                    ===========  ==========  ==========  ==========

Weighted average number of common shares:
Basic                                                 9,274,743   9,273,670   9,271,135   9,275,834
                                                    ===========  ==========  ==========  ==========
Diluted                                               9,284,198   9,285,514   9,280,590   9,287,678
                                                    ===========  ==========  ==========  ==========
Net income per share information:
Basic                                                   $2.06       $1.93       $0.73       $0.68
                                                    ===========  ==========  ==========  ==========
Diluted                                                 $2.06       $1.93       $0.73       $0.68
                                                    ===========  ==========  ==========  ==========
Cash dividends per share                                $0.81       $0.71       $0.28       $0.25
                                                    ===========  ==========  ==========  ==========

See  accompanying  notes  to  consolidated  financial  statements.

PAGE 4


               HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                     (Unaudited)


(Dollars in thousands)                                                               Nine Months Ended September 30,
OPERATING ACTIVITIES:                                                                   2000                    1999
                                                                          ------------------------------  ----------
Net Income                                                                             $19,092               $17,938
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses                                                                1,636                 1,469
Depreciation and amortization                                                            2,177                 2,028
Net amortization of investment
securities discount/premiums                                                               383                   698
Net realized security loss (gain)                                                          105                 (501)
Increase in accrued income receivable                                                   (1,775)              (1,321)
Increase in accrued interest payable                                                     2,817                 2,464
Increase in other assets                                                                (4,374)              (2,700)
Net increase in other liabilities                                                        6,132                 4,594
Increase in unearned income                                                             (1,714)              (2,517)
Write-down of other real estate owned                                                       83                    81
Decrease (increase) in intangible assets                                                   272                 (148)
                                                                          ------------------------------  ----------
Net cash provided by operating activities                                               24,834                22,085
                                                                          ------------------------------  ----------
INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale                         80,539                49,936
Proceeds, maturity or calls of investment securities held to maturity                    5,213                10,340
Proceeds, maturity or calls of investment securities available for sale                 20,816                61,974
Purchases of investment securities held to maturity                                    (19,740)              (3,703)
Purchases of investment securities available for sale                                 (134,279)            (189,186)
Decrease (increase) in interest-bearing deposits in banks                                3,046               (1,052)
Net increase in loans                                                                  (72,835)            (129,032)
Net increase in premises and equipment                                                  (2,443)              (2,957)
Purchase of bank-owned life insurance                                                  (11,302)             (25,170)
Proceeds from sales of other real estate                                                 2,010                 1,556
                                                                          ------------------------------  ----------
Net cash used in investing activities                                                 (128,975)            (227,294)
                                                                          ------------------------------  ----------
FINANCING ACTIVITIES:
Net increase in deposits                                                               143,856                93,763
(Decrease) increase in U.S. Treasury demand notes                                       (1,138)                  285
Increase in federal funds purchased                                                     11,500                51,000
(Decrease) increase in FHLB borrowings                                                 (19,500)               47,750
(Decrease) increase in securities sold under agreement                                 (28,180)               15,944
Cash dividends & fractional shares                                                      (7,469)              (6,668)
Purchase of Treasury Stock                                                                (325)                (183)
Stock options                                                                               46                    39
                                                                          ------------------------------  ----------
Net cash provided by financing activities                                               98,790               201,930
                                                                          ------------------------------  ----------
Net increase (decrease) in cash and cash equivalents                                    (5,351)              (3,279)
Cash and cash equivalents at beginning of period                                        56,254                61,710
                                                                          ------------------------------  ----------
Cash and cash equivalents at end of the period                                         $50,903               $58,431
                                                                          ==============================  ==========

Cash paid during the period for:
Interest                                                                               $44,952               $33,812
                                                                          ==============================  ==========
Income taxes                                                                            $2,048                $3,130
                                                                          ==============================  ==========
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned                                $1,015                  $708
                                                                          ==============================  ==========

See  accompanying  notes  to  consolidated  financial  statements.

PAGE 5
               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank ("Security") (collectively, "the banks") and HNC Financial Company- as of September 30, 2000, the results of its operations for nine and three month periods ended September 30, 2000 and 1999 and the cash flows for the nine month periods ended September 30, 2000 and 1999. This quarterly report refers to the Corporation's subsidiary banks, collectively as "the banks."We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the corporation's 1999 annual report.All prior period amounts were restated to reflect the acquisition of Citizens Bank and Trust Company.

The results of operations for the nine and three month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - The Corporation accounts for comprehensive income under the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income."SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items.Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.Other comprehensive income consists of net unrealized gains on investment securities available for sale.Subsequent to the adoption date, all prior-period amounts are required to be restated to conform to the provision of SFAS No. 130.Comprehensive income for the first nine months of 2000 was $22,682,000, compared to $4,357,000 for the first nine months of 1999.The adoption of SFAS No. 130 did not have a material impact on the Corporation's financial position or results of operation.

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

NOTE 5 - In June 1998, the Financial Accounting standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity."SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities.It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.If certain conditions are met, a derivative may be specifically designated as a hedge.The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation.SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.Earlier application is permitted only as of the beginning of any fiscal quarter.On January 1, 1999, the Corporation adopted SFAS No. 133.Concurrent with the adoption, the Corporation reclassified $7,530,000 of investment securities from the held to maturity category to the available for sale category and recorded $221,000 net of taxes of unrealized holding gains in accumulated other comprehensive income.
 During July 2000, the Corporation reclassified $7,574,000 of investment securities from the held to maturity category to the available for sale category, due to its acquisition of Citizens Bank and Trust Company.As a result of the reclassification, the Corporation recorded $19,000 net of taxes unrealized holding losses in accumulated other comprehensive income.

NOTE 6 - On April 28, 2000, the Corporation consummated its acquisition of Citizens Bank and Trust Company.Under the terms of the merger, accounted for as a pooling-of-interest, Citizens Bank and Trust Company's shareholders received 166 shares of Harleysville National Corporation common stock for each share of Citizens Bank and Trust Company stock.Upon the completion of the acquisition, Citizens Bank and Trust Company's banking operations merged into those of Citizens National Bank, a wholly owned subsidiary of Harleysville National Corporation.

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

 The enclosed financial information for the periods presented include the consolidated accounts of Northern Lehigh Bancorp, Inc. and Citizens Bank and Trust Company.

NOTE 7 -On October 12, 2000, the Board of Directors declared a 5% stock dividend payable November 9, 2000, to shareholders of record October 26, 2000.All prior period amounts were restated to reflect this 5% stock dividend.

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

 Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Harleysville National Corporation and its subsidiaries and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document.These factors include the following:

*        operating, legal and regulatory risks;

* economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and

*        the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

OVERVIEW
--------

 The Corporation continued its strong earnings performance during the third quarter of 2000.Net income increased 7.2% in the third quarter of 2000, compared to the third quarter of 1999.The year-to-date net income grew 6.4% from the same period in 1999.This performance was achieved through an increase in earning assets, growth in other income and the continued strength in loan quality.This performance was also achieved during a period when the Corporation successfully completed the acquisition of Citizens Bank & Trust Co., a $130 million asset community bank.

 Consolidated net income for the first nine months of 2000 was $19,092,000, an increase of $1,154,000, or 6.4%, over the first nine months of 1999 net income of $17,938,000.Basic and diluted earning per share for the first nine months of 2000 of $2.06 increased 6.7%, over the first nine months of 1999 basic and diluted earnings per share of $1.93.Consolidated net income for the third quarter of 2000 was $6,740,000, an increase of $450,000, or 7.2%, over the third quarter of 1999 net income of $6,290,000.For the quarter ended September 30, 2000, basic and diluted earnings per share at $.73 were up 7.4% from $.68 in the comparable period last year.

 The increase in net income during the first nine months of 2000, compared to the same period in 1999, is the result of both higher net interest income and other operating income, and lower income tax expenses.Net interest income grew $2,173,000, primarily as a result of a 12.4% rise in average earning assets.Other operating income rose $1,161,000, due primarily to higher trust fees and bank-owned life insurance, offset by net losses on the sale of securities.Offsetting these increases was a rise in other operating expenses, primarily related to the overall growth in the banks and acquisition related expenses.

 For the nine months ended September 30, 2000, the annualized return on average shareholders' equity and the annualized return on average assets were 16.84% and 1.40%, respectively.For the same period in 1999, the annualized return on average shareholders' equity was 16.07% and the annualized return on average assets was 1.49%.For the three months ended September 30, 2000, the annualized return on average shareholders' equity and the annualized return on average assets were 17.20% and 1.44%, respectively.For the third quarter in 1999, the annualized return on average shareholders' equity was 17.07% and the annualized return on average assets was 1.50%.

 The banks continue to focus on the quality of their loan portfolios.Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned were .31% of total assets at both September 30, 2000 and 1999.This ratio was .32% at December 31, 1999.

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

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------

 Net interest income for the first nine months of 2000 of $49,590,000 increased $2,173,000, or 4.6%, over the same period in 1999 of which produced net interest income of $47,417,000.As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increase in loan volumes in the first nine months of 2000, compared to the same period in 1999.The increase in interest income was partially offset by a rise in interest expense, the result of both higher rates and volumes.The third quarter of 2000 net interest income increased 1.1%, compared to the same period in 1999.This rise was primarily due to an increase in loan volumes, partially offset by higher interest expense related to higher deposit volumes and deposit rates.The third quarter 2000 net interest income was also affected by the funding cost of bank-owned life insurance (BOLI).While bank deposits fund BOLI, the BOLI income is recognized as other income.The average balance of BOLI in the third quarter of 2000 was $36,468,0000, compared to $11,975,000 during the third quarter of 1999.

 The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the nine months and three month periods ended September 30, 2000 over September 30, 1999 by their rate and volume components.


                                              Nine Months Ended                    Three Months Ended
                                             September 30, 2000                    September 30, 2000
                                                Over/Under                             Over/Under
                                             September 30, 1999                    September 30, 1999



                                            Total        Caused by:           Total     Caused by:
                                           ----------                         ----------
                                            Variance     Rate      Volume    Variance    Rate     Volume
                                          ----------  ---------  --------  ----------  -------  --------
Interest Income:
Securities *                                 $3,811     $1,129     $2,682     $1,119     $540      $579
Money market instruments                     (142)        234      (376)       (14)       105     (119)
Loans *                                      10,185       919      9,266      3,204       562     2,642
                                         ----------  ---------  --------  ----------  -------  --------
Total                                        13,854      2,282     11,572     4,309      1,207    3,102
                                         ----------  ---------  --------  ----------  -------  --------

Interest Expense:
Savings deposits                             2,675       1,450     1,225      1,129       712       417
Time deposits and certificates of deposit    5,759       1,475     4,284      2,274       818     1,456
Other borrowings                             3,062       1,150     1,912       598        492       106
                                         ----------  ---------  --------  ----------  -------  --------
Total                                        11,496      4,075     7,421      4,001      2,022    1,979
                                         ----------  ---------  --------  ----------  -------  --------

Net interest income                          $2,358    ($1,793)   $4,151      $308     ($815)    $1,123
                                         ==========  =========  ========  ==========  =======  ========
*Tax Equivalent Basis

 Taxable-equivalent net interest income was $54,709,000 for the first nine months of 2000, compared to $52,351,000 for the same period in 1999, a 4.5% or $2,358,000 increase.This rise in taxable-equivalent net interest income was primarily due to a $4,151,000 increase related to volume, which was partially offset by a reduction in net interest income, related to rate.Total taxable-equivalent interest income grew $13,854,000, primarily the result of higher volumes and rates of loans and securities.Average year-to-date loans and securities grew $147,004,000 and $49,233,000, respectively at September 30, 2000, compared to the same period in 1999.The increase in average securities included $25,000,000 in securities purchased as part of a capital leverage program during the third quarter of 1999.To more fully leverage its capital, the Corporation entered into $25,000,000 of structured transactions in which the banks borrow funds from the Federal Home Loan Bank (FHLB) and invests these borrowed funds into securities that are priced to yield a spread over the FHLB borrowing rate.

 Total interest expense grew $11,496,000 during the first nine months of 2000, compared to the same period in 1999.This growth was the result of both higher rates and volumes in all deposit categories and other borrowings.The average year-to-date growth in time deposits and savings deposits were $101,540,000 and $57,579,000, respectively.The growth in time deposits was primarily due to greater than $100,000 time deposits related to municipalities and one business customer. As a result of our continued efforts to acquire municipality deposits, municipal time deposits over $100,000 should continue to grow. The average year-to-date 2000 other borrowings grew $44,750,000 or 26.2%, compared to the first nine months of 1999.Included in the growth in other borrowings was the funding required for the $25,000,000 capital leverage program.Deposits were used to fund BOLI.The remaining increase in deposit and other borrowing volumes was used to finance the earning asset growth.Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and
U.  S.  Treasury  demand  notes.

 Taxable-equivalent net interest income of $18,341,000 was $308,000 or 1.7% higher in the third quarter of 2000, compared to $18,033,000 for the same period in 1999.Interest income grew $4,309,000 during the period, primarily due to a 11.9% rise in loan volumes.The increase in interest income was partially offset by a $4,001,000 rise in interest expense.Increases in all deposit categories' rates and volumes contributed to this rise.Non-accruing loans are included in the average balance yield calculation, but the average non-accruing loans had no material effect on the results.

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

 The banks use two principal reports to measure interest rate risk: asset/liability simulation reports; and net interest margin reports.Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income.The effect that changing interest rates have on the Banks' net interest income is simulated by increasing and decreasing interest rates.This simulation is known as rate shocks.The September 30, 2000 report below forecasts changes in the Banks' market value of equity under alternative interest rate environments.The market value of equity is defined as the net present value of the Banks' existing assets and liabilities.


(Dollars  in  thousands)

                    CHANGE IN    ASSET/LIABILITY
                   MARKET VALUE    MARKET VALUE    PERCENTAGE      APPROVED
                    OF EQUITY       OF EQUITY        CHANGE     PERCENT CHANGE
                   ------------  ----------------  -----------  ---------------
+200 Basis Points    343,403         (27,006)        -7.29%         +/- 30%
+100 Basis Points    369,847          (562)          -0.15%         +/- 30%
Flat Rate            370,409            0             0.00%         +/- 30%
-100 Basis Points    342,163         (28,246)        -7.63%         +/- 30%
-200 Basis Points    309,395         (61,014)        -16.47%        +/- 30%

 In the event the Banks should experience an excessive decline in their market value of equity resulting from changes in interest rates, they have a number of options which they could utilize to remedy such a mismatch.The Banks could restructure their investment portfolio through sale or purchase of securities with more favorable repricing attributes.They could also emphasize loan products with appropriate maturities or repricing attributes, or attract deposits or obtain borrowings with desired maturities.


NET  INTEREST  MARGIN
---------------------

 The net interest margin of 4.28% for the nine-month period ended September 30, 2000, decreased from the 4.60% net interest margin for the first nine months of 1999.The decrease in the net interest margin is due to both the capital leverage program and the funding of the bank-owned life insurance (BOLI) with deposits, and the high cost of attracting new deposits.The bank purchased $25,000,000 of BOLI during the third quarter of 1999 and $10,000,000 during the second quarter of 2000.Since the current competitive interest rate environment will continue to place downward pressure on the net interest margin, the Banks expect to increase net interest income through the continued growth in market share of loans and deposits.The yield on earning assets of 8.02% during the first nine months of 2000 was higher than the 7.79% earned during the first nine months of 1999.The increase in the yield is primarily due to the impact of the rise in interest rates during this period. The first nine months of 2000 average interest rate paid on interest-bearing deposits and other borrowings of 4.44% was higher than the first nine months of 1999 rate of 3.93%.The increase in the average interest rate paid is the result of funding the capital leverage program with higher costing FHLB borrowings, higher interest rates and the overall higher cost of attracting new deposits.The third quarter of 2000 net interest margin of 4.22% was lower than the third quarter 1999 net interest margin of 4.54%.

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

 For the first nine months of 2000 the provision for loan losses was $1,636,000, compared to $1,469,000 for the same period in 1999.The higher provision for loan losses during the first nine months of 2000, compared to the same period in 1999 is attributed to the growth in loans during this period and an increase in net loans charged off.Net loans charged-off was $1,191,000 for the nine months ended September 30, 2000, compared to $781,000 for the nine months ended September 30, 1999.The increase in loans charged off was primarily due to consumer and real estate related loans.The ratio of nonperforming assets to total assets for September 30, 2000 of .31% was lower than the .32% at December 31, 1999, and it did not change from the September 30, 1999 ratio.

Allowance  for  Loan  Losses
----------------------------
Transactions  in  the  allowance  for  loan  losses  are  as  follows:


                                                                   2000            1999
                                                                   ------------  -------------
Balance, Beginning of Year                                         $14,887,000     $14,246,000
Provision charged to operating expenses                              1,636,000       1,469,000
Loans charged off                                                   (1,717,000)      (991,000)
Recoveries                                                             526,000         210,000
                                                              ----------------  ------------
Balance, September 30                                               15,332,000      14,934,000
                                                              ================  ============

Ratios:                                                         Sept. 30, 2000  Dec. 31, 1999  Sept. 30, 1999
-------------------------------------------------               --------------  -------------  --------------
Allowance for loan losses to nonperforming assets                       259.1%         266.3%     277.0%
Nonperforming assets to total loans & net assets
acquired in foreclosure                                                  0.50%          0.50%      0.50%
Nonperforming assets to total total assets                               0.31%          0.32%      0.31%
Allowance for loan losses to total loans                                 1.29%          1.33%      1.37%

The following table sets forth an allocation of the allowance for loan losses by loan category:


                                  September 30, 2000
                                  ------------------

                                            Percent
                                  Amount   of Loans
                                --------  ---------
Commercial and industrial         $5,599       26%
Consumer loans                     5,355       35%
Real estate                        3,308       30%
Lease financing                    1,070        9%
                                --------  --------
Total                             15,332      100%
                                ========  ========

 Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.50% of total loans and net assets acquired in foreclosure was the same at September 30, 2000, December 31, 1999 and September 30, 1999.The ratio of the allowance for loan losses to loans at September 30, 2000 of 1.29% decreased from the December 31, 1999 and September 30, 1999 ratios of 1.33% and 1.37%, respectively.

 Nonaccruing loans at September 30, 2000 of $5,119,000,000, increased $1,429,000 from the December 31, 1999 level of $3,690,000, and increased $404,000 from the September 30, 1999 level of $4,715,000.The increase in nonaccruing loans at September 30, 2000, compared to December 31, 1999 was primarily the result of an increase in commercial nonaccruing loans.

 Net assets in foreclosure totaled $358,000 as of September 30, 2000, a decrease of $1,078,000 from the December 31, 1999 balance of $1,436,000.During the first nine months of 2000, transfers from loans to assets in foreclosure were $1,015,000, payments on foreclosed properties totaled $2,010,000 and write-downs of assets in foreclosure equaled $83,000.The loans transferred to assets in foreclosure included leases of $731,000, mortgages of $141,000, commercial loans of $121,000 and consumer loans of $22,000.The balance of net assets in foreclosure at September 30, 1999 was $202,000.Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit.Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

 As of September 30, 2000, there were two unrelated borrowers with troubled debt restructured loans totaling $441,000, compared with two unrelated borrowers with a balance of $465,000 as of December 31,1999 and $473,000 at September 30, 1999. The two customers were complying with the restructured terms as of September 30, 2000.

 Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future.As of September 30, 2000, loans past due 90 days or more and still accruing interest were $951,000, compared to $565,000 as of December 31, 1999 and $2,676,000 as of September 30, 1999.The increase in loans past due 90 days at September 30, 1999, compared December 31, 1999 was primarily the result of an increase in commercial loans past due 90 days.


The  following  information  concerns  impaired  loans:

Impaired Loans:                                   Sept. 30, 2000   Dec. 31, 1999   Sept. 30, 1999
                                                  ---------------  --------------  ---------------
Restructured Loans                                    $441,000         $465,000        $473,000
Nonaccrual Loans                                    $3,854,000       $2,117,000      $3,186,000
                                               ---------------  --------------  ---------------
Total Impaired Loans                                $4,295,000       $2,582,000      $3,659,000
                                               ===============  ==============  ===============

Average year-to-date impaired loans:                $2,648,000       $3,046,000      $2,859,000
                                               ===============  ==============  ===============

Impaired loans with specific loss allowances:       $4,295,000       $2,582,000      $3,659,000
                                               ===============  ==============  ===============

Loss allowances reserved on impaired loans:           $445,000         $262,000        $467,000
                                               ===============  ==============  ===============

Year-to-date income recognized on impaired loans      $79,000         $132,000        $106,000
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


OTHER  OPERATING  INCOME
------------------------
                                     Nine Months Ended Sept. 30,      Three Months Ended Sept. 30,
                                    ----------------------------      ----------------------------
                                            2000           1999             2000              1999
                                   ----------------------  -----           -----             -----
(Dollars in thousands)
Service charges                            2,814           2,755             943               952
Securities (losses) gains, net             (105)             501              87                 8
Trust income                               2,252           1,898             790               590
Bank-owned life insurance income           1,302             170             576               170
Other income                               2,496           2,274             852               773
                                       ---------           -----           -----             -----
Total other operating income               8,759           7,598           3,248             2,493
                                   ======================  =====           =====             =====

 Other operating income for the first nine months of 2000 increased $1,161,000, or 15.3%, from $7,598,000 at September 30, 1999 to $8,759,000 at September 30,
2000.This rise in other operating income is the result of a $59,000 growth in service charges, a $354,000 rise in trust income and a $222,000 increase in other income.Bank-owned life insurance (BOLI) income contributed $1,302,000 to other operating income during the first nine months of 2000, compared to $170,000 during the same period in 1999.A $606,000 decrease in security gains partially offset these increases.The rise in other operating income was 24.9%, not inclusive of the securities gains and losses.The third quarter 2000 other income was 30.3% higher than the third quarter of 1999.This increase was primarily due to both the rise in BOLI income and the growth in Trust income earned during the third quarter of 2000.

 Service charges grew $59,000, or 2.1% in the first nine months of 2000, compared to the same period in 1999.This growth was primarily the result of the increase in service fees earned on retail customers and an increase in overdraft fees, partially offset by lower service fees earned on business accounts.The lower business service fee earned is the result of the impact of higher interest rates on the account analysis credits.The higher account analysis credits offset a greater portion of business service fees during 2000. The 2000 third quarter service charge income of $943,000, decreased $9,000, or .9% over the third quarter of 1999.This decrease is due to the lower fees earned on business accounts.

 The Corporation recorded net security losses on the sale of securities of $105,000 in the first nine months of 2000 and a net security gain of $87,000 in the third quarter of 2000.The Corporation recorded net security gains on the sale of securities of $501,000 in the first nine months of 1999 and $8,000 in the third quarter of 1999.From time to time, the Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.

 Income from the Investment Management and Trust Services Division increased $354,000, or 18.7% in the first nine months of 2000 and $200,000, or 33.9% in the third quarter of 2000, compared to the same periods in 1999.These increase was the result of both an increase in the book value of trust assets under management of 23.9% from September 30, 1999 to September 30, 2000, and the Corporation's continuing emphasis on marketing the Investment Management and Trust Services Division's products and services.

 During the third quarter of 1999, the corporation entered into a $25,000,000 investment of bank-owned life insurance (BOLI).The corporation entered into an additional $10,000,000 investment of BOLI during the second quarter of 2000.BOLI involves the corporation purchasing life insurance on a chosen group of employees.The corporation is the owner and beneficiary of the policies.This pool of insurance, due to tax advantages to the Banks, is profitable to the corporation.This profit offsets a portion of future benefit cost increases.Bank deposits fund BOLI and the earnings from BOLI are recognized as other income.The corporation recognized $1,302,000 of BOLI income during the first nine months of 2000 and $576,000 during the third quarter of 2000.The corporation earned $170,000 of BOLI income for both the third quarter of 1999 and for the first nine months of 1999.

 Other income for the first nine months of 2000 increased $222,000, or 9.8%, compared to the same period in 1999.The third quarter of 2000 other income of $852,000 grew $79,000, or 10.2%, over the third quarter of 1999.Contributing to this rise were increases related to loan servicing fees, loan insurance fees and ATM/Debit card fees.These increases were partially offset by a decrease in gains on the sale of residential mortgages, resulting from a decrease in new mortgage volumes experienced during the first nine months of 2000, compared to the same period in 1999.


OTHER  OPERATING  EXPENSES
--------------------------
                                Nine  Months  Ended  Sept.  30,          Three Months Ended Sept. 30,
                                -------------------------------         -----------------------------
                                          2000             1999           2000              1999
                                  ----------------------  ------         ------            ------
(Dollars in thousands)
Salaries                                  13,276          12,092           4,512            4,152
Employee benefits                          4,198           3,986           1,379            1,288
Occupancy expense                          2,201           2,033             726              704
Furniture and equipment expense            3,783           3,346           1,386            1,245
Other expenses                            10,122           8,648           3,001            2,901
                                         -------          ------          ------           ------
Total other operating expenses            33,580          30,105          11,004           10,290
                                  ======================  ======          ======           ======

 Other operating expenses for the first nine months of 2000 of $33,580,000 increased $3,475,000, or 11.5%, from $30,105,000 for the same period in 1999.The rise in operating expenses was the result of costs related to technology enhancements to be used to improve both the Banks productivity and products offered to customers, cost related to the merger of Citizens Bank and Trust Company and other expenses related to the overall growth of the banks.The third quarter other operating expenses increased 6.9% over the third quarter of 1999.This is a reduction from the second quarter 2000 16.4% increase over the second quarter of 1999.The second quarter of 2000 included the Citizens Bank and Trust Company merger related expenses.

 Employee salaries increased $1,184,000, or 9.8% from $12,092,000 for the first nine months of 1999 to $13,276,000 for the same period in 2000.Employee benefits of $4,198,000 expensed in the first nine months of 2000, were $212,000, or 5.3% higher than the $3,986,000 of employee benefits expensed during the same period in 1999.The third quarter 2000 salary and employee benefits exceeded the second quarter of 1999 levels by 8.7% and 7.1%, respectively.The increase in salaries and employee benefits reflects cost of living increases, merit increases and additional staff necessitated by the growth of the Banks.

 Net occupancy expense increased $168,000, or 8.3%, from $2,033,000 in the first nine months of 1999 to $2,201,000 in the first nine months of 2000.Net occupancy expenses grew 3.1% in the third quarter of 2000, compared to the third quarter of 1999.Contributing to this increase was the opening of a new branch and an off lease vehicle sales center, and repair and maintenance expenses.Equipment expense increased $437,000, or 13.1%, during the first nine months of 2000, compared to the same period in 1999.The third quarter equipment expenses grew $141,000, or 11.3% over the third quarter of 1999.These increases are due to both equipment depreciation and maintenance associated with planned increased technology capabilities used to manage the growth of the Corporation and to enhance the products offered to customers.

 Other expenses increased $1,474,000, or 17.0%, from $8,648,000 in the first nine months of 1999, compared to $10,122,000 in other expenses recorded during the same period in 2000. This increase is the result of higher expenses associated with the overall growth of the Banks, and the merger of Citizens Bank and Trust Company.The 2000 merger related other expenses were recorded during the first six months of the year.Third quarter 2000 other expenses of $3,001,000 were 3.4% higher than the third quarter of 1999 other expenses of $2,901,000.

INCOME  TAXES
-------------

 Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

 Total  assets  grew  $132,329,000, or 7.5%, from $1,767,667,000 at December 31,
1999 to $1,899,996,000 at September 30, 2000.This growth was the primarily result of an increases in earning assets and BOLI of $113,442,000 and $11,302,000, respectively.During the first nine months of 2000, loans grew $70,628,000 and securities rose $52,460,000.These earning asset increases were offset by decreases to federal funds sold and interest-bearing deposits in banks of $6,600,000 and $3,046,000, respectively.

The balance of securities available for sale at September 30, 2000 of $550,858,000 increased $45,498,000 compared to the December 31, 1999 balance of $505,360,000.During the first nine months of 2000, $80,539,000 of securities were sold which generated a pretax loss of $105,000.In comparison, $49,936,000 securities available for sale were sold during the first nine months of 1999 to generate a pretax gain of $501,000.From time to time, the corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio.The balance of investment securities held to maturity grew $6,962,000 during the first nine months of 2000.

 Total loans grew $70,628,000 or 6.3% during the first nine months of 2000.Contributing to this increase were consumer loans, leases, real estate and commercial loans which grew $44,070,000, $17,549,000, $4,594,000 and $4,415,000,
respectively.The growth in consumer loans was primarily in financing indirect automobile dealer loans.

 Total deposits increased $143,856,000, or 10.7% from $1,341,446,000 at December 31, 1999 to $1,485,302,000 at September 30, 2000.This increase was primarily due to the growth in money market accounts and time deposits during this period.Money market accounts grew $66,311,000, primarily as a result of the growth in municipal and trust deposits.Time deposits under $100,000 increased $17,492,000 and time deposits greater than $100,000 grew $67,712,000.The primary source of the rise in the greater than $100,000 time deposits came from municipal customers.The growth in the time deposits over $100,000 provided the banks with a lower cost-funding alternative in the first nine months of 2000, compared to the higher level of other borrowings during 1999.Noninterest-bearing checking accounts grew $3,459,000 and savings accounts increased $135,000.Interest bearing deposits decreased $11,253,000.Other borrowings experienced a decrease of $37,318,000 during the first nine months of 2000.A decrease in securities sold under agreements to repurchase of $28,180,000, was partially offset by increases in federal funds purchased of $11,500,000.The decrease in securities sold under agreements to repurchase was primarily the result of a business customer withdrawing funds and transferring funds to greater than $100,000 time deposits during the first nine months of 2000.U. S. treasury demand notes and Federal Home Loan Bank borrowings decreased $1,138,000 and $19,500,000, respectively during this period.

CAPITAL
-------

 Capital formation is important to the Corporation's well being and future growth.Capital for the period ending September 30, 2000 was $161,598,000, an increase of $14,935,000 over the end of 1999.The increase is the result of the retention of the Corporation's earnings and by the adjustment for the net unrealized losses on the investment securities available for sale.Net unrealized gains and losses on available for sale investment securities are recorded as accumulated other comprehensive income (loss) in the equity section of the balance sheet.The accumulated other comprehensive income at September 30, 2000 was a loss of $7,218,000, compared to a loss of $10,808,000 at December 31, 1999.Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations.Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.


(Dollars  in  thousands)

             As of September 30, 2000      Actual   Actual
             ------------------------
                                           Amount    Ratio
Total Capital (to risk weighted assets):
Corporation                                183,260  13.30%
Harleysville National Bank                 103,746  10.34%
Citizens National Bank                     37,623   14.70%
Security National Bank                     13,317   12.96%
Tier 1 Capital (to risk weighted assets):
Corporation                                167,921  12.18%
Harleysville National Bank                 93,087   9.27%
Citizens National Bank                     34,421   13.45%
Security National Bank                     12,256   11.93%
Tier 1 Capital (to average assets):
Corporation                                167,921  8.99%
Harleysville National Bank                 93,087   7.05%
Citizens National Bank                     34,421   8.72%
Security National Bank                     12,256   8.90%


                                                          To Be Well Capitalized
                                       For Capital        Under Prompt Corrective
    As of September 30, 2000         Adequacy Purposes       Action Provision
    ------------------------

                                           Amount   Ratio   Amount   Ratio
                                           -------  ------  -------  ------
Total Capital (to risk weighted assets):
Corporation                                110,256  8.00%      -       -
Harleysville National Bank                 80,299   8.00%   100,374  10.00%
Citizens National Bank                     20,478   8.00%    25,597  10.00%
Security National Bank                      8,217   8.00%    10,272  10.00%
Tier 1 Capital (to risk weighted assets):
Corporation                                55,128   4.00%      -       -
Harleysville National Bank                 40,150   4.00%   60,225   6.00%
Citizens National Bank                     10,239   4.00%   15,358   6.00%
Security National Bank                      4,109   4.00%    6,163   6.00%
Tier 1 Capital (to average assets):
Corporation                                74,685   4.00%      -       -
Harleysville National Bank                 52,806   4.00%   66,007   5.00%
Citizens National Bank                     15,797   4.00%   19,747   5.00%
Security National Bank                      5,510   4.00%    6,888   5.00%


(Dollars  in  thousands)

             As of December 31, 1999     Actual     Actual
            -----------------------
                                         Amount     Ratio
                                        -------    ------
Total Capital (to risk weighted assets):
Corporation                                171,548  13.48%
Harleysville National Bank                 93,993   10.23%
Citizens National Bank                     40,305   16.27%
Security National Bank                      9,593   10.57%
Tier 1 Capital (to risk weighted assets):
Corporation                                156,326  12.29%
Harleysville National Bank                 83,222   9.06%
Citizens National Bank                     37,208   15.02%
Security National Bank                      8,532   9.40%
Tier 1 Capital (to average assets):
Corporation                                156,326  8.92%
Harleysville National Bank                 83,222   6.76%
Citizens National Bank                     37,208   9.35%
Security National Bank                      8,532   7.05%

PAGE 17

                                                         To Be Well Capitalized
                                        For Capital      Under Prompt Corrective
     As of December 31, 1999         Adequacy Purposes       Action Provision
     -----------------------

                                           Amount   Ratio   Amount  Ratio
                                           -------  ------  ------  ------
Total Capital (to risk weighted assets):
Corporation                                101,772  8.00%     -       -
Harleysville National Bank                 73,484   8.00%   91,855  10.00%
Citizens National Bank                     19,822   8.00%   24,777  10.00%
Security National Bank                      7,259   8.00%   9,074   10.00%
Tier 1 Capital (to risk weighted assets):
Corporation                                50,886   4.00%     -       -
Harleysville National Bank                 36,742   4.00%   55,113  6.00%
Citizens National Bank                      9,911   4.00%   14,866  6.00%
Security National Bank                      3,629   4.00%   5,444   6.00%
Tier 1 Capital (to average assets):
Corporation                                70,081   4.00%     -       -
Harleysville National Bank                 49,228   4.00%   61,536  5.00%
Citizens National Bank                     15,918   4.00%   19,898  5.00%
Security National Bank                      4,844   4.00%   6,055   5.00%

 The Corporation's capital ratios exceed regulatory requirements.Existing minimum regulatory capital ratio requirements are 5.0% for primary capital and 6.0% for total capital.The Corporation's primary capital ratio was 9.59% at September 30, 2000, compared with 9.66% at December 31, 1999.Since the Corporation's only capital is primary capital, the total capital ratios are the same as the primary capital ratios.

 Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital.For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital includes the allowance for loan losses.The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 2) minimum is 8.0%.At September 30, 2000, the Corporation's Tier 1 risk-adjusted capital ratio was 12.18%, and the total risk-adjusted capital ratio was 13.30%, both well above the regulatory requirements.The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at September 30, 2000.

 The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets.Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans.Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization.The Corporation's leverage ratios were 8.99% at September 30, 2000 and 8.92% at December 31, 1999.

 The year-to-date September 30, 2000 cash dividend per share of $.81 was 14.1% higher than the cash dividend for the same period in 1999 of $.71.The dividend payout ratio for the first nine months of 2000 was 37.96%, compared to 40.34% for the twelve month period ended December 31, 1999.Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first six months of 2000.

LIQUIDITY
---------

 Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis.For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers.Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds.Federal Funds sold averaged $4,850,000 during the first nine months of 2000 and securities available for sale averaged $520,277,000 during the first nine months of 2000, more than sufficient to meet normal fluctuations in loan demand or deposit funding.Federal fund lines of credit established with correspondent banks provide backup sources of liquidity.Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the FHLB of Pittsburgh, of which the Banks are members.Unused lines of credit at the FHLB of Pittsburgh were $164,624,000, as of September 30, 2000.

OTHER  ITEMS
------------

LEGISLATIVE  &  REGULATORY
--------------------------


 On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, the Financial Services Modernization Act.The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall
Act:

* Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and

* Section 32, which restricts officer director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

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

 Generally,  the  Financial  Services  Modernization  Act:

* Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

* Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

* Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

* Provides an enhanced framework for protecting the privacy of consumer information;

* Adopts a number of provisions related to the capitalization, membership, corporate governance and the other measures designed to modernize the Federal Home Loan Bank system;

* Modifies the laws governing the implementation of the Community Reinvestment Act; and

* Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

 The Corporation and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term.However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.Nevertheless, this act may have the result of increasing the amount of competition that the company and the banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the company bank.

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

BRANCHING
---------

 The Corporation's subsidiaries currently plan to open at least one new branch.Harleysville National Bank is pursuing a location in Souderton.This new branch site is contiguous to our current service area and was chosen to expand the Banks' market area and market share of loans and deposits.

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

PAGE 22
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

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

Item 2.  Change in Securities and Use of Proceeds
------  -----------------------------------------
Not applicable

Item 3.  Defaults Upon Senior Securities
------  --------------------------------
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------
None

Item 5.  Other Information
------  ------------------
None

Item 6. Exhibits and Reports on Form 8-K
-- ---  --------------------------------

(a) Exhibits:
-----------
The following exhibits are being filed as part of this Report:


Exhibit No.  Description  of  Exhibits
----------   -------------------------

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

PAGE 23

(10.5)  Demetra M. Takes, President and Chief Operating Officer of Harleysville employment agreement.
 (Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the
   Commission on March 25, 1999.)

(10.6)  Vernon L. Hunsberger, Senior Vice President/CFO and Cashier's employment agreement.
 (Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the
   Commission on March 25, 1999.)

(10.7)  Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to
Registrant's Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June
1999.)

(10.8)  Harleysville National Corporation 1998 Independent Directors Stock Option Plan.(Incorporated by
   Reference to Registrant's Registration Statement No. 333-79973 on Form S-8 filed with the
    Commission on June 4, 1999.)

11)  Computation of Earnings per Common Share.The information for this Exhibit is incorporated by reference to page 4 of this Form 10-Q.

(27)  Financial Data Schedule

  (b)Reports on Form 8-K

  Current Report on Form 8-K, dated April 28, 2000, filed with the Commission on May 2, 2000, reporting, at Item 5, the Registrant's completion of Citizens Bank and Trust Company.

  Current Report on Form 8-K, dated July 13, 2000, filed with the Commission on July 19, 2000, reporting the Registrant's second quarter 2000 press release.

   Current Report on Form 8-K, dated October 12, 2000, filed with the Commission on October 16,
2000, reporting the Registrant's third quarter 2000 press release.


SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




HARLEYSVILLE NATIONAL CORPORATION





/s/ Walter E. Daller, Jr.
________________________
Walter E. Daller, Jr., President and Chief Executive Officer
(Principal executive officer)



/s/ Vernon L. Hunsberger
________________________
Vernon L. Hunsberger, Treasurer
(Principal financial and accounting officer)





Date:November  14,  2000

    EXHIBIT INDEX

Exhibit No.  Description  of  Exhibits
----------   -------------------------

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

(10.6)  Vernon L. Hunsberger, Senior Vice President/CFO and Cashier's employment agreement.
 (Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the
   Commission on March 25, 1999.)

(10.7)  Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to
Registrant's Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June
1999.)

(10.8)  Harleysville National Corporation 1998 Independent Directors Stock Option Plan.(Incorporated by
   Reference to Registrant's Registration Statement No. 333-79973 on Form S-8 filed with the
    Commission on June 4, 1999.)

11)  Computation of Earnings per Common Share.The information for this Exhibit is incorporated by reference to page 4 of this Form 10-Q.

27)  Financial Data Schedule