Form 10-K
period 2000-12-31
HARLEYSVILLE NATIONAL CORP
filed 2001-03-28
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
                                   (Mark One)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.
                                            -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from     to   .
                                               ---- ----

                         Commission file number 0-15237
                                                -------

                        HARLEYSVILLE NATIONAL CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania. . . . . . . . . . . . . . . . . . . .          23-2210237
---------------------------------------------------  -------------------
(State or other jurisdiction of . . . . . . . . . .   (I.R.S.  Employer
incorporation or organization . . . . . . . . . . .  Identification No.)

483 Main Street, Harleysville, Pennsylvania . . . .               19438
---------------------------------------------------  -------------------
(Address of principal executive offices . . . . . .           (Zip Code)

Registrant's telephone number, including area code:      (215) 256-8851)


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

                      $290,686,000 as of February 23, 2001

Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date.

   9,201,862 shares of Common Stock, $1 par value per share, were outstanding as of February 23, 2001.


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 10, 2001 are incorporated by reference into Part III of this report.

PAGE 2

                                          HARLEYSVILLE NATIONAL CORPORATION
                                              INDEX TO FORM 10-K REPORT
                           PAGE
                           ---------------------------------------------------------------
I.. . . . . . . . . . . .  PART I.

  Item 1. . . . . . . . .  Business                                                          4
  Item 2. . . . . . . . .  Properties                                                       15
  Item 3. . . . . . . . .  Legal Proceedings                                                16
  Item 4. . . . . . . . .  Submission of Matters to a Vote of Security Holders              16

II. . . . . . . . . . . .  PART II.

  Item 5. . . . . . . . .  Market for Registrant's Common Stock and Related Shareholder     17
    Matters
  Item 6. . . . . . . . .  Selected Financial Data                                          17
  Item 7. . . . . . . . .  Management's Discussion and Analysis of Financial Condition and  17
    Results of Operations
  Item 7.A. . . . . . . .  Quantitative and Qualitative Disclosure about Market Risk        17
  Item 8. . . . . . . . .  Financial Statements and Supplementary Data                      17
  Item 9. . . . . . . . .  Changes in and Disagreements with Accountants on Accounting and  17
    Financial Disclosure

III.. . . . . . . . . . .  PART III.

  Item 10.. . . . . . . .  Directors and Executive Officers of the Registrant               18
  Item 11.. . . . . . . .  Executive Compensation                                           19
  Item 12.. . . . . . . .  Security Ownership of Certain Beneficial Owners and Management   19
  Item 13.. . . . . . . .  Certain Relationships and Related Transactions                   19

IV. . . . . . . . . . . .  PART IV.

  Item 14.. . . . . . . .  Exhibits, Financial Statement Schedules and Reports on Form 8-K  20

  Signatures. . . . . . .                                                               23

PAGE 3
                                     PART I
Item  1.  Business.
-------

History  and  Business
----------------------

       Harleysville National Corporation, a Pennsylvania corporation (the Corporation), was incorporated in June 1982. On January 1, 1983, the Corporation became the parent bank holding company of Harleysville National Bank and Trust Company (HNB), established in 1909, a wholly owned subsidiary of the Corporation. On February 13, 1991, the Corporation acquired all of the outstanding common stock of Citizens National Bank (CNB), established in 1903. On June 1, 1992, the Corporation acquired all of the outstanding stock of Summit Hill Trust Company (Summit Hill). On September 25, 1992, Summit Hill merged into CNB and is now operating as a branch office of CNB. On July 1, 1994 the Corporation acquired all of the outstanding stock of Security National Bank
(SNB), established in 1988. On March 1, 1996, the Corporation acquired all of the outstanding common stock of Farmers & Merchants Bank ("F & M"). F & M was merged into CNB and is now operating as a branch office of CNB. On March 17, 1997, the HNC Financial Company was incorporated as a Delaware Corporation. HNC Financial Company's principal business function is to expand the investment opportunities of the Corporation. On January 20, 1999, the Corporation acquired all of the outstanding stock of Northern Lehigh Bancorp, Inc., parent company of Citizens National Bank of Slatington. Citizens National Bank of Slatington was merged into CNB. On April 28, 2000, the Corporation acquired all of the outstanding common stock of Citizens Bank and Trust Company (CB & T). CB & T was merged into CNB. The Corporation is primarily a bank holding company that
provides  financial  services  through  its  three  bank  subsidiaries.   Since
commencing operations, the Corporation's business has consisted primarily of managing HNB, CNB and SNB (collectively the Banks), and its principal source of income has been dividends paid by the Banks. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956.

       The Banks are national banking associations under the supervision of the Office of the Comptroller of the Currency. The Corporation and HNB's legal headquarters are located at 483 Main Street, Harleysville, Pennsylvania 19438. CNB's legal headquarters is located at 13-15 West Ridge Street, Lansford, Pennsylvania 18232. SNB's legal headquarters is located at One Security Plaza, Pottstown, Pennsylvania 19464. HNC Financial Company's legal headquarters is located at 300 Delaware Avenue, Suite 1704, Wilmington, Delaware 19801.

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

        Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Harleysville National Corporation and its subsidiaries and could cause actual results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include the following:

 *. .  operating, legal and regulatory risks;

 *. . economic, political and competitive forces affecting our banking, *. . securities, asset management and credit services businesses; and

 *. . the risk that our analyses of these risks and forces could be incorrect *. . and/or that the strategies developed to address them could be unsuccessful

      As of December 31, 2000, the Corporation had total assets of $1,935,213,000, total shareholders' equity of $173,536,000 and total deposits of $1,489,050,000.

      The Banks engage in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal investment and trust services. Their deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law. The Banks have 40 branch offices located in Montgomery, Bucks, Chester, Berks, Carbon, Wayne, Monroe, Lehigh, Northampton and Schuylkill counties, Pennsylvania, 23 of which are owned by the Banks and 17 of which are leased from third parties.

      The Banks enjoy a stable base of core deposits and are a leading community banks in their service areas. The Banks believe they have gained their position as a result of a customer-oriented philosophy and a strong commitment to service. Senior management has made the development of a sales orientation throughout the Banks one of their highest priorities and emphasizes this objective with extensive training and sales incentive programs. The Banks maintain close contact with the local business community to monitor commercial lending needs and believe they respond to customer requests quickly and with flexibility. Management believes these competitive strengths are reflected in the Corporation's results of operations.

      As of December 31, 2000, the Corporation and the Banks employed approximately 579 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition
-----------

      The Banks compete actively with other eastern Pennsylvania financial institutions, many larger than the Banks, as well as with financial and non-financial institutions headquartered elsewhere. The Banks are generally competitive with all competing institutions in their service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans, and fees and charges for trust services. At December 31, 2000, HNB's legal lending limit to a single customer was $15,982,000 and CNB's and SNB's legal lending limits to a single customer were $5,691,000 and $2,033,000, respectively. Many of the institutions with which the Banks compete are able to lend significantly more than these amounts to a single customer.

Supervision  and  Regulation  -  The  Registrant
------------------------------------------------

       In November, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Modernization Act) became law. The Modernization Act allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than was permissible before enactment, including underwriting insurance and making merchant banking investments in commercial and financial companies. It allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holing company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The Corporation currently believes it meets the requirements for the broader range of activities that will be permitted by the Modernization Act.

        The Moderization Act also modifies current law related to financial privacy and community reinvestment. The new privacy provisions will generally prohibit financial institutions, including the Corporation, from disclosing nonpublic financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

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

                                Total          Tier 1       Under a
                                Risk            Risk         Tier 1     Capital
                                Based          Based        Leverage    Order or
                                Ratio          Ratio         Ratio     Directive
                                -----          ------       --------   ---------
CAPITAL CATEGORY
------------------------------
Well capitalized . . . . . . .     >10.0         >6.0        >5.0         NO
                                   -             -           -
Adequately capitalized . . . .     > 8.0         >4.0        >4.0*
                                   -             -           -
Undercapitalized . . . . . . .     Under 8.0   Under 4.0     Under 4.0*
Significantly undercapitalized     Under 6.0   Under 3.0     Under 3.0
Critically undercapitalized. .                               Under 2.0

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

Statistical  Data
-----------------

       The information for this item is listed below and is incorporated by reference to pages 23 through 30 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000 which pages are included at Exhibit (13) to this Annual Report on Form 10-K.

INVESTMENT  PORTFOLIO


  THE FOLLOWING SHOWS THE CARRYING VALUE OF THE CORPORATION'S INVESTMENT SECURITIES HELD TO MATURITY:


(DOLLARS IN THOUSANDS)                              2000     1999     1998
                                                   -------  -------  -------
U. S. TREASURY NOTES. . . . . . . . . . . . . . .  $   500  $ 1,000  $ 6,816
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS.   25,803   21,450   17,093
MORTGAGE-BACKED SECURITIES. . . . . . . . . . . .    3,437    1,792    2,633
OTHER SECURITIES. . . . . . . . . . . . . . . . .    1,101    1,303   16,669
                                                   -------  -------  -------
    TOTAL . . . . . . . . . . . . . . . . . . . .  $30,841  $25,545  $43,211
                                                   =======  =======  =======

  THE FOLLOWING SHOWS THE CARRYING VALUE OF THE CORPORATION'S INVESTMENT SECURITIES AVAILABLE FOR SALE:


(DOLLARS IN THOUSANDS)                               2000      1999      1998
                                                   --------  --------  --------
U. S. TREASURY NOTES. . . . . . . . . . . . . . .  $ 40,359  $ 48,567  $ 52,327
OBLIGATIONS OF OTHER U.S. GOVERNMENT AGENCIES
     AND CORPORATIONS . . . . . . . . . . . . . .    38,610    49,574    57,549
OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS.   195,073   172,172   189,225
MORTGAGE-BACKED SECURITIES. . . . . . . . . . . .   227,483   164,071    99,892
OTHER SECURITIES. . . . . . . . . . . . . . . . .    69,094    70,966    49,737
                                                   --------  --------  --------
    TOTAL . . . . . . . . . . . . . . . . . . . .  $570,619  $505,350  $448,730
                                                   ========  ========  ========

There are no significant concentrations of securities (greater than 10% of shareholders' equity) in any individual security issuer. The maturity analysis of investment securities held to maturity, including the weighted average yield for each category as of December 31, 2000, is as follows:


Under                                      1 - 5       5 - 10      Over
  1 year                                   years       years     10 years       Total
----------------------------------     -------------  --------  ----------     --------

(Dollars in thousands)
U.S. Treasury notes:
        Carrying value . . . . . .  $        500   $     0   $       0   $     0   $   500
        Weighted average yield . .          6.31%       - %         - %       - %     6.31%
        Weighted average maturity.                                              0 yr  3 mos
Obligations of states and
        political subdivisions:
        Carrying value . . . . . .           290       305       3,670    21,538    25,803
        Weighted average yield . .          8.35%     8.76%       8.85%     8.50%     8.55%
        Weighted average maturity.                                              5 yrs 2 mos
Mortgage-backed securities:
        Carrying value . . . . . .             0         0         448     2,989     3,437
        Weighted average yield . .            - %       - %       6.61%     7.22%     7.14%
        Weighted average maturity.                                              8 yrs 9 mos
Other securities:
        Carrying value . . . . . .           552       549           0         0     1,101
        Weighted average yield . .          7.45%     6.84%         - %       - %     7.15%
        Weighted average maturity.                                              1 yr 10 mos
Total:
        Carrying value . . . . . .  $      1,342   $   854   $   4,118   $24,527   $30,841
        Weighted average yield . .          7.21%     7.53%       8.61%     8.34%     8.30%
        Weighted average maturity.                                              5 yrs 4 mos

    The maturity analysis of securities available for sale, including the weighted average yield for each category, as of December 31, 2000 is follows:

Under                                              1 - 5     5 - 10     Over
(Dollars in thousands)                 1 year      years     years    10 years   Total
                                    -------------  -----     -----    --------  --------
U.S. Treasury notes:
        Amortized cost                 $10,004   $29,688   $     0   $      0   $ 39,692
        Weighted average yield           6.35%     6.34%       - %        - %      6.34%
        Weighted average maturity.                                              1 yr  9 mos
Obligations of other U.S.
        Government agencies and
        corporations:
        Amortized cost                   1,000     3,658    32,042      1,808     38,508
        Weighted average yield            5.52%     6.19%     6.94%      6.42%      6.81%
        Weighted average maturity.                                             5 yrs  1 mos
Obligations of states and
        political subdivisions:
        Amortized cost                   2,600     2,489     9,601    178,579    193,269
        Weighted average yield            6.76%     7.83%     7.25%      7.99%      7.93%
        Weighted average maturity.                                             7 yrs  9 mos
Mortgage-backed securities:
        Amortized cost                       0     3,000    30,833    192,745    226,578
        Weighted average yield              - %     7.15%     7.13%      6.94%      6.97%
        Weighted average maturity.                                            5 yrs  10 mos
Other securities:
        Amortized cost                     148    21,609    11,207     37,420     70,384
        Weighted average yield           12.95%     6.23%     6.46%      6.79%      6.58%
        Weighted average maturity.                                             11 yrs 8 mos
Total:
        Amortized Cost                 $13,752   $60,444   $83,683   $410,552   $568,431
        Weighted average yield            6.44%     6.39%     6.97%      7.39%      7.23%
        Weighted average maturity.                                            6 yrs  11 mos

LOANS
The  following  table  shows  the  composition  of  the  Banks'  Loans:

(Dollars  in  thousands)               December  31,
                                       -------------
                              2000        1999       1998      1997      1996
                           ----------  ----------  --------  --------  --------
Real estate . . . . . . .  $  369,831  $  368,177  $338,332  $276,683  $270,031
Commercial and industrial     296,168     282,799   259,161   247,811   214,657
Consumer loans. . . . . .     427,518     372,359   294,001   277,731   262,779
Lease financing . . . . .     116,088      94,909    68,753    55,413    49,623
                           ----------  ----------  --------  --------  --------
     Total loans. . . . .  $1,209,605  $1,118,244  $960,247  $857,638  $797,090
                           ==========  ==========  ========  ========  ========

  The following table details maturities and interest sensitivity of real estate, commercial and industrial,consumer loans and lease financiang at December 31, 2000:

PAGE 10

                                 Within     1 -  5     Over
(Dollars in thousands)           1 year      years   5 years     Total
                                 ------     -----    -------   --------
Real estate                      $135,116  $209,647  $25,068  $  369,831
Commercial and industrial         217,073    79,095        -     296,168
Consumer                          184,924   240,426    2,168     427,518
Lease financing                    64,027    52,061        -     116,088
     Total                       $601,140  $581,229  $27,236  $1,209,605

Loans with variable or
    floating interest rates      $234,374  $ 51,812        -  $  286,186
Loans with fixed predetermined
    interest rates                366,766   529,417   27,236     923,419
                                 --------  --------  -------  ----------
     Total                       $601,140  $581,229  $27,236  $1,209,605
                                 ========  ========  =======  ==========

The following table details those loans that were placed on nonaccrual status, were accounted for as troubled debt restructuring or were delinquent by 90 days or more and still accruing interest:

PAGE 11

  (Dollars in thousands)               December 31,
                                       ------------

                              2000    1999    1998    1997    1996
                             ------  ------  ------  ------  ------
Nonaccrual loans. . . . . .  $5,370  $3,690  $3,741  $3,749  $5,109
Trouble debt restructurings      11     465     583   1,099   1,717
Delinquent loans. . . . . .     514     565   1,643   2,678   2,213
                             ------  ------  ------  ------  ------
       Total. . . . . . . .  $5,895  $4,720  $5,967  $7,526  $9,039
                             ======  ======  ======  ======  ======

ALLOWANCE  FOR  LOAN  LOSSES

A  summary  of  the  allowance  for  loan  losses  is  as  follows:

(Dollars  in  thousands)                                December  31,

                                      2000         1999        1998       1997       1996
                                   -----------  -----------  ---------  ---------  ---------
Average loans . . . . . . . . . .  $1,166,684   $1,031,055   $894,758   $815,891   $754,029
                                   ===========  ===========  =========  =========  =========

Allowance, beginning of period. .  $   14,887   $   14,245   $ 13,107   $ 11,684   $ 10,757
                                   -----------  -----------  ---------  ---------  ---------
Loans charged off:
       Commercial and industrial.         123          108        217         66        453
       Consumer . . . . . . . . .       1,470          632        647      1,064        645
       Real estate. . . . . . . .         610          833        442        544        412
       Lease financing. . . . . .         450          226        145         78         33
       Total loans charged off. .       2,653        1,799      1,451      1,752      1,543
                                   -----------  -----------  ---------  ---------  ---------
Recoveries:
       Commercial and industrial.          60           28         94        113         84
       Consumer . . . . . . . . .         289          112        100        128         60
       Real estate. . . . . . . .         274           96         89        264         30
       Lease financing. . . . . .          41           52         18         18         18
                                   -----------  -----------  ---------  ---------  ---------
       Total recoveries . . . . .         664          288        301        523        192
                                   -----------  -----------  ---------  ---------  ---------
Net loans charged off . . . . . .       1,989        1,511      1,150      1,229      1,351
                                   -----------  -----------  ---------  ---------  ---------
Provision for loan losses . . . .       2,312        2,153      2,288      2,652      2,278
                                   -----------  -----------  ---------  ---------  ---------
Allowance, end of period. . . . .  $   15,210   $   14,887   $ 14,245   $ 13,107   $ 11,684
                                   ===========  ===========  =========  =========  =========
Ratio of net charge offs to
        average loans outstanding        0.17%        0.15%      0.13%      0.15%      0.18%
                                   ===========  ===========  =========  =========  =========

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

PAGE 11

(Dollars  in  thousands)                         December  31,
                         2000              1999              1998                 1997              1996
                         ----              ----              ----                 ----              ----
                            Percent             Percent             Percent             Percent            Percent

                  Amount   of Loans   Amount   of Loans   Amount   of Loans   Amount   of Loans   Amount   of Loans
                  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
Real estate. . .  $ 3,116        31%  $ 2,661        33%  $ 3,059        35%  $ 3,246        32%  $ 2,946        34%
Commercial
  and industrial    7,021        24%    6,775        25%    5,999        27%    6,029        29%    5,963        27%
Consumer . . . .    4,450        35%    4,634        33%    4,635        31%    3,461        32%    2,572        33%
Lease financing.      623        10%      817         9%      552         7%      371         7%      203         6%
                  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
       Total . .  $15,210       100%  $14,887       100%  $14,245       100%  $13,107       100%  $11,684       100%
                  =======  =========  =======  =========  =======  =========  =======  =========  =======  =========

Allowance  for  Credit  Losses:

The Bank uses the reserve method of accounting for credit losses. The balance in the allowance for loan and lease losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

While management considers the allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management's assumptions as to future delinquencies, recoveries and losses and management's intent with regard to the disposition of loans and leases. In addition, the OCC as an integral part of their examination process, periodically review the Bank's allowance for loan losses. The OCC may require the Bank to recognize additions to the allowance for credit losses based on their judgements about information available to them at the time of their examination.

The Bank's allowance for loan and lease losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for credit losses are an estimation. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying credit losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan and lease losses. The Bank's allowance for loan and lease losses components include the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes, competence of the loan review process and other historical loss model imprecision. The Bank's historical loss component is the most significant component of the allowance for loan and lease losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

The historical loss components of the allowance represents the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio.

The historical loss components of the allowance for commercial loans is based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectibility of loans in the commercial portfolio. The Bank analyzes all commercial loans that are being monitored as potential credit problems, via Watchlist Memorandum, to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and / or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions.

The industry concentration component is recognized as a possible factor in the estimation of credit losses. Two industries represent possible concentrations: commercial real estate and automobile dealers. No specific loss-related observable data is recognized by management currently, therefore no specific factor is calculated in the reserve solely for the impact of these concentrations, although management continues to carefully consider relevant data for possible future sources of observable data.

The historic loss model imprecision component (soft factors and unallocated portion) reflects management's belief that there are additional inherent credit losses based on loss attributes not adequately captured in the statistical / historical loss component and is an assessment of information delay and its impact on the timeliness of the risk rating process and loss recognition. The principal observable data utilized by management as the driver of the loss recognition and measurement of this component is an internal management measure of the age of financial information used in the borrower debt service analysis. This is also a key judgmental component, as experiential data confirms that measurable losses lag the empirical model as a downward credit cycle begins.

DEPOSIT  STRUCTURE

The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

                                                           December 31,
                                                          -------------
(Dollars in thousands)                 2000                     1999                  1998
                                -------------               -----------            ----------
                                      Amount         Rate      Amount     Rate    Amount   Rate
------------------------------  -------------  -----------  ----------  -------  --------
Demand -- noninterest-bearing.  $     204,778          --%  $  192,659      --%  $168,462    --%
Demand -- interest-bearing . .        155,925        1.30%     152,298    1.34%   133,841  1.65%
Money market and savings . . .        470,003        3.47%     415,018    2.95%   374,404  3.11%
Time -- under $100,000 . . . .        421,692        5.56%     390,340    5.30%   370,743  5.50%
Time -- $100,000 or greater. .        184,383        6.12%     117,621    5.12%    97,372  5.51%
                                -------------               ----------           --------
         Total . . . . . . . .  $   1,436,781               $1,267,936         $1,144,822
                                =============               ===========        ==========

     The maturity distribution of certificates of deposit of $100,000 and over as of December 31, 2000, 1999 and 1998, is as follows:

(Dollars  in  thousands)               December  31,
                                       -------------
                                    2000      1999     1998
                                  --------  --------  -------
Three months or less . . . . . .  $ 80,221  $ 73,530  $51,867
Over three months to six months.    45,877    31,432   22,476
Over six months to twelve months    21,626    20,055   12,165
Over twelve months . . . . . . .    25,114     9,963   11,344
                                  --------  --------  -------
                                  $172,868  $134,979  $97,852
                                  ========  ========  =======

NET  INTEREST  INCOME

       For analytical purposes, the following table reflects tax-equivalent net interest income in recognition of the income tax savings on tax-exempt items such as interest on municipal securities and tax-exempt loans. Adjustments are made using a statutory federal tax rate of 35%.

(Dollars  in  thousands)     Year  ended  December  31,
                             2000      1999      1998
                           --------  --------  --------
Interest income . . . . .  $131,811  $114,167  $102,005
Interest expense. . . . .    65,774    50,649    44,372
                           --------  --------  --------
Net interest income . . .    66,037    63,518    57,633
Tax equivalent adjustment     5,844     5,671     4,610
                           --------  --------  --------
Net interest income . . .  $ 71,881  $ 69,189  $ 62,243
                           ========  ========  ========

       The rate volume analysis set forth in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the last three years by their rate and volume components.

                                      2000 over (under) 1999        1999 over (under) 1998
                                      ----------------------        ----------------------
                                       due  to  changes  in          due  to  changes  in
                                       ---------------------         ---------------------
    (Dollars in thousands)            Net                           Net
                                     Change     Rate     Volume    Change     Rate     Volume
                                    --------  --------  --------  --------  --------  --------
INTEREST INCOME:
   Investment securities (1) . . .  $ 5,069   $ 1,677   $ 3,392   $ 6,075   $   135   $ 5,940
   Loans . . . . . . . . . . . . .   12,958     1,694    11,264     8,006    (3,090)   11,096
   Other rate-sensitive assets . .     (210)      405      (615)     (858)     (397)     (461)
                                    --------  --------  --------  --------  --------  --------
       Total . . . . . . . . . . .   17,817     3,776    14,041    13,223    (3,352)   16,575
                                    --------  --------  --------  --------  --------  --------

INTEREST EXPENSE:
   Savings deposits. . . . . . . .    4,065     2,348     1,717       435    (1,051)    1,486
   Time deposits . . . . . . . . .    8,035     2,410     5,625       977    (1,118)    2,095
   Borrowings and other interest-
     bearing liabilities . . . . .    3,025     1,638     1,387     4,865       130     4,735
                                    --------  --------  --------  --------  --------  --------
       Total . . . . . . . . . . .   15,125     6,396     8,729     6,277    (2,039)    8,316
                                    --------  --------  --------  --------  --------  --------
Changes in net interest income . .  $ 2,692   $(2,620)  $ 5,312   $ 6,946   $(1,313)  $ 8,259
                                    ========  ========  ========  ========  ========  ========

(1) The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis.

       Tax-equivalent net interest income was $71,881,000 for 2000, compared to $69,189,000 for 1999, an increase of $2,692,000, or 3.9%. This increase in tax-equivalent net interest income was primarily due to the net $5,312,000 increase related to volume, partially offset by a decrease related to interest rates of $2,620,000. Total interest income increased $17,817,000, primarily the result of higher volumes of loans and investment securities, and the higher rates experienced during 2000. Tax-equivalent interest income on loans grew
15.4% and tax-equivalent investment interest income increased 14.4%. The 2000 average loan and investment volumes increased 13.2% and 9.2% respectively. The Banks experienced growth throughout all major classifications of loan portfolios. The increase in investment securities was due to the planned growth related to the increase in deposit funding.

       Total interest expense grew $15,125,000 during 2000 or 29.9%, compared to 1999. This growth was the result of increased volumes in all interest-bearing liability categories and the funding cost related to BOLI. The average volumes of savings deposits, time deposits and borrowings and other interest-bearing liabilities grew 10.3%, 19.3% and 12.3%, respectively. Borrowings and other interest-bearing liabilities include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U.S. Treasury notes.

       The 1999 tax-equivalent net interest income was $69,189,000, a $6,946,000 increase compared to $62,243,000 for 1998. This increase in tax-equivalent net interest income was primarily due to the $8,259,000 increase related to volumes, partially offset by the $1,313,000 decrease in net interest income related to rates. The growth in earning asset volumes was in loans and investment securities. The interest-bearing liabilities volume growth was due to increases in all categories.

Item  2.  Properties.
--------------------

       The principal executive offices of the Corporation and of HNB are located in Harleysville, Pennsylvania in a two-story office building owned by HNB, built in 1929. HNB also owns the buildings in which thirteen of its branches are located and leases space for the other ten branches from unaffiliated third parties under leases expiring at various times through 2036. The principal executive offices of CNB are located in Lansford, Pennsylvania in a two-story office building owned by CNB. Citizens owns nine of the buildings where its branches are located and leases three branches. The principal executive offices of SNB are located in Pottstown, Pennsylvania, in a building leased by SNB. SNB leases four branches, and owns its Pottstown Center branch. HNC Investment Company leases an office in Wilmington, Delaware.


OFFICE                 OFFICE LOCATION                               OWNED/LEASED
Harleysville. . . . .  483 Main Street, Harleysville, PA                 Owned

Skippack. . . . . . .  Route 73, Skippack, PA                            Owned

Limerick. . . . . . .  Ridge Pike, Limerick, PA                          Owned

North Penn. . . . . .  Welsh & North Wales Rd., North Wales, PA          Owned

Gilbertsville . . . .  Gilbertsville Shopping Center, Gilbertsville, PA  Leased

Hatfield. . . . . . .  Snyder Square, Hatfield, PA                       Leased

North Broad . . . . .  North Broad Street, Lansdale, PA                  Owned

Marketplace . . . . .  Marketplace Shopping Center, Lansdale, PA         Leased

Normandy Farms. . . .  Morris Road, Blue Bell, PA                        Leased

Horsham . . . . . . .  Babylon Business Center, Horsham, PA              Leased

Meadowood . . . . . .  Route 73, Worcester, PA                           Leased

Collegeville. . . . .  364 Main Street, Collegeville, PA                 Owned

Sellersville. . . . .  209 North Main Street, Sellersville, PA           Owned

Trainers Corner . . .  Trainers Corner Center, Quakertown, PA            Leased

Quakertown Main . . .  224 West Broad Street, Quakertown, PA             Owned

Spring House. . . . .  1017-1031 N. Bethlehem Pike, Spring House, PA     Owned

Red Hill. . . . . . .  400 Main Street, Red Hill, PA                     Owned

Doylestown. . . . . .  500 East State Road, Doylestown, PA               Leased

Audubon . . . . . . .  2624 Egypt Road, Audubon, PA                      Owned

Chalfont. . . . . . .  251 West Butler Avenue, Chalfont, PA              Leased

Spring City . . . . .  44 North Main Street, Spring City, PA             Owned

PAGE 15

Royersford. . . . . .  440 W. Linfield-Trappe Road, Royersford, PA       Owned

Foulkeways. . . . . .  1120 Meetinghouse Road, Gwynedd, PA               Leased

Citizens. . . . . . .  13-15 West Ridge Street, Lansford, PA             Owned

Summit Hill . . . . .  2 East Ludlow Street, Summit Hill, PA             Owned

Lehighton . . . . . .  904 Blakeslee Blvd, Lehighton, PA                 Owned

Farmers & Merchants .  1001 Main Street, Honesdale, PA                   Owned

McAdoo. . . . . . . .  25 North Kennedy Drive, McAdoo, PA                Owned

Slatington. . . . . .  502 Main Street, Slatington, PA                   Owned

Slatington Handi-Bank  705 Main Street, Slatington, PA                   Owned

Lehigh Township . . .  4421 Lehigh Drive, Walnutport, PA                 Owned

Palmerton . . . . . .  372 Delaware Avenue, Palmerton, PA                Owned

Kresgeville . . . . .  Route 209, Kresgeville, PA                        Leased

Walnutport. . . . . .  13 West Ridge Street, Walnutport, PA              Leased

Allentown . . . . . .  1602-1604 Allen Street, Allenton, PA              Leased

Pottstown . . . . . .  One Security Plaza, Pottstown, PA                 Leased

Pottstown . . . . . .  1450 East High Street, Pottstown, PA              Leased

Pottstown . . . . . .  930 North Charlotte Street, Pottstown, PA         Leased

Pottstown . . . . . .  Rt. 100 and Shoemaker Road, Pottstown, PA         Owned

Boyertown . . . . . .  Rt. 100 and Baus Road, Boyertown, PA              Leased

       In management's opinion, all of the above properties are in good condition and are adequate for the Registrant's and the Banks' purposes.

Item  3.  Legal  Proceedings.
-----------------------------

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

       No matter was submitted during the fourth quarter of 2000 to a vote of holders of the Corporation's Common Stock.

PAGE 16
                                     PART II

Item  5.  Market  for  the  Registrant's  Common  Stock and Related  Shareholder
--------------------------------------------------------------------------------
Matters.
--------

       The information required by this Item is incorporated by reference to pages 5 and 18 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  6.  Selected  Financial  Data.
------------------------------------

       The information required by this Item is incorporated by reference to page 23 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
--------------

       The information required by this Item is incorporated by reference to pages 23 through 30 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.

Item  7.A.  Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
----------------------------------------------------------------------------

       The information required by this Item is incorporated by reference to pages 27 and 28 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  8.  Financial  Statements  and  Supplementary  Data.
---------------------------------------------------------

       The information required by this Item is incorporated by reference to pages 6 through 22 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
---------------------

       None.

PAGE 17
                                    PART III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant.
-------------------------------------------------------------------

       The information required by this Item with respect to the Corporation's directors is incorporated by reference to pages 9 through 12 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 10, 2001.


Executive  Officers  of  Registrant
-----------------------------------
Name                           Age    Position
---------------------------------------------------------------------------------------
Walter E. Daller, Jr..         61  Chairman of the Board, President and Chief Executive
                                   Officer of the Corporation.

Demetra M. Takes ..            50  President and Chief Operating Officer of Harleysville
                                   since 1998, prior position was Executive Vice
                                   President and Chief Operating Officer of Harleysville.

Fred C. Reim, Jr.. .           57  President and Chief Executive Officer of Security
                                   National Bank since 1998, prior position was Senior
                                   Vice President of Harleysville.

Thomas D. Oleksa . . . . . .   47  President and Chief Executive Officer of Citizens.

Vernon L. Hunsberger . . . .   52  Treasurer of the Company, Senior Vice President/CFO
                                   and Cashier of Harleysville.

Geoffrey D. Brandon. . . . . . 35  Senior Vice President of Branch Administration for
                                   Harleysville since 1998, prior position was Vice President of Harleysville.

David Crews. . . . . . . . .   49  Senior Vice President of Harleysville since 1998, prior position was Vice President of Business Development.

Dennis L. Detwiler . . . . .   53  Senior Vice President of Harleysville.

Bruce D. Fellman . . . . . .   54  Senior Vice President of Harleysville since 1998, prior position was Vice President.

Clay T. Henry. . . . . . .     40  Senior Vice President and Senior Trust Officer of
                                   Harleysville since 1998, prior position was Director of
                                   Investments Services for the Private Bank of PNC
                                   Financial Corporation.

Linda C. Lockhart. . . . .     49  Senior Vice President of Customer Support of
                                   Harleysville since 1998, Vice President of Customer
                                   Support since 1997, Vice President of First Sterling
                                   Bank (1991-1996).

Mikkalya B. Murray . . .  ..   45  Senior Vice President of Loan Administration of
                                   Harleysville

Gregg J. Wagner. . . .  .  .   40  Senior Vice President of Finance of Harleysville since
                                   1998, prior position was Vice President & Comptroller
                                   of Harleysville.
PAGE 18

Harry T. Weierbach . . . . .   56  Senior Vice President and Chief Investment Officer of
                                   Harleysville since 1998, Vice President (1996 to
                                   1998), Assistant Vice President (1994 to 1998).

         The rules of the Securities and Exchange Commission require that the Corporation disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors and executive officers. To the best of the Corporation's knowledge, there were no late filing during 2000.

Item  11.  Executive  Compensation.
----------------------------------

       The information required by this Item is incorporated by reference to pages 13 through 18 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 10, 2001.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
-------------------------------------------------------------------------------

       The information required by this Item is incorporated by reference to pages 9 and 10 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 10, 2001.

Item  13.  Certain  Relationships  and  Related  Transactions.
-------------------------------------------------------------

       The information required by this Item is incorporated by reference to page 24 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 10, 2001, and to page 15 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which page is included at Exhibit (13) to this Annual Report on Form 10-K.

PART  IV
--------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
----------------------------------------------------------------------------------------------

(a)  Financial Statements, Financial Statement Schedules and Exhibits Filed:

   (1)  Consolidated Financial Statements
  Page
----------------------------------------------------------------------------------------------
   Harleysville National Corporation and Subsidiary:
     Consolidated Balance Sheets as of  December 31, 2000 and 1999 . . . . . . . . . . . . . .      7*

   Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998. . .      8*

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999      9*
      and 1998

   Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.     10*

   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .  11-22*

   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6*

   (2)  Financial Statement Schedules

       Financial Statements Schedules are omitted because the required information is either not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

--------------------------------------------------------------------------------
       *Refers to the respective page of the Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 6 to 22 of the Annual Report to Shareholders, are incorporated herein by reference and attached at Exhibit 13 to this Annual Report on Form 10-K. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and in Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

(3)  Exhibits     Exhibits:
                  ---------

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

  (11)    Computation of Earnings per Common Share.   The information for this Exhibit is incorporated by
         reference to page 13 of the Coportation's Annual Report to Shareholders for the year ended
         December 31, 2000, which is included as Exhibit (13) to this Form 10-K Report.

  (12)    Statements Re: Computation of  Ratios.  The information for this exhibit is incorporated by reference to page 1 of the Corporation's Annual Report to Shareholders for the year ended
        December 31, 2000, which is included as Exhibit (13) to this Form 10-K Report.

  (13)    Excerpts from the Corporation's 2000 Annual Report to Shareholders. (This excerpt includes only page 1 and pages 6 through 30 which are incorporated in this Report by reference.)

  (21)    Subsidiaries of Registrant.

  (23)    Consent of Grant Thornton LLP, Independent Certified Public Accountants.


     (b).Reports on Form 8-K
         During the quarter ended December 31, 2000, the Registrant did not file any reports on Form 8-K.

PAGE 22
                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HARLEYSVILLE NATIONAL CORPORATION




Date: March 19, 2001. . .  By:  /s/ Walter E. Daller, Jr.
                                -------------------------
                                    Walter E. Daller, Jr.
                                         President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                       Title                     Date
--------------------------------  ---------------------------------  --------------
/s/ LeeAnn Bergy . . . . . . . .  Director                           March 8, 2001
--------------------------------
LeeAnn Bergy



/s/ Walter E. Daller, Jr.. . . .  Chairman of the Board, President   March 19, 2001
--------------------------------
Walter E. Daller, Jr.. . . . . .  and Chief Executive Officer and
                                  Director (Principal Executive
                                  Officer)

/s/ Harold A. Herr . . . . . . .  Director                           March 8, 2001
--------------------------------
Harold A. Herr


/s/ Vernon L. Hunsberger . . . .  Treasurer (Principal Financial     March 8, 2001
Vernon L. Hunsberger . . . . . .  and Accounting Officer)



/s/ Thomas S. McCready . . . . .  Director                           March 8, 2001
--------------------------------
Thomas S. McCready



/s/ Henry M. Pollak. . . . . . .  Director                           March 8, 2001
--------------------------------
Henry M. Pollak

/s/ Palmer E. Retzlaff . . . . .  Director                           March 8, 2001
--------------------------------
Palmer E. Retzlaff



/s/ Walter F. Vilsmeier. . . . .  Director                           March 8, 2001
--------------------------------
Walter F. Vilsmeier



/s/ James A. Wimmer. . . . . . .  Director                           March 8, 2001
--------------------------------
James A. Wimmer



/s/ William M. Yocum . . . . . .  Director                           March 8, 2001
--------------------------------
William M. Yocum

EXHIBIT INDEX
--------------
                Exhibit
                -------

(13) . . . . .  Excerpts from the Corporation's 2000 Annual Report to Shareholders
                (This excerpt includes only page 1 and pages 6 through 30, which are incorporated in this Report by reference.)

(21) . . . . .  Subsidiaries of Registrant

(23) . . . . .  Consent of Grant Thornton LLP, Independent Certified Public Accountants.

(99) . . . . .  Additional Exhibits.
                None.

PAGE 25