Form 10-Q
period 2001-03-31
HARLEYSVILLE NATIONAL CORP
filed 2001-05-11
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                   (Mark One)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001.
                                                --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,143,362 shares of Common
Stock,  $1.00  par  value,  outstanding  on  April  30,  2001.
PAGE 1

                  HARLEYSVILLE  NATIONAL  CORPORATION

                    INDEX  TO  FORM  10-Q  REPORT
                                                                                                Page
                                                                                                ----
Part I.  Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets - March 31, 2001 and December 31, 2000. . . . . . . . . . . . . .     3

Consolidated Statements of Income - Three Months Ended March 31, 2001 and 2000. . . . . . . .     4

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000. . . . . .     5

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     8

Item 3. Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . . . .    20

Part II.  Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 2.  Change in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . .    21

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .    21

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .    22

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

        PART  1.  FINANCIAL  INFORMATION
HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
         CONSOLIDATED  BALANCE  SHEETS
(Dollars  in  thousands)                          (Unaudited)

                                                                      March 31, 2001    December 31, 2000
                                                                     ----------------  -------------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . .  $        55,485   $           52,018
Interest-bearing deposits in banks. . . . . . . . . . . . . . . . .            5,073                3,507
                                                                     ----------------  -------------------
    Total cash and cash equivalents . . . . . . . . . . . . . . . .           60,558               55,525
                                                                     ----------------  -------------------

Investment securities available for sale. . . . . . . . . . . . . .          601,020              570,619
Investment securities held to maturity
 (market value $30,875 and $31,601, respectively) . . . . . . . . .           29,862               30,841
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,227,068            1,209,605
Less: Unearned income . . . . . . . . . . . . . . . . . . . . . . .            2,524                2,450
         Allowance for loan losses. . . . . . . . . . . . . . . . .          (15,295)             (15,210)
                                                                     ----------------  -------------------
             Net loans. . . . . . . . . . . . . . . . . . . . . . .        1,214,297            1,196,845
                                                                     ----------------  -------------------
Bank premises and equipment, net. . . . . . . . . . . . . . . . . .           21,893               21,870
Accrued income receivable . . . . . . . . . . . . . . . . . . . . .           12,614               12,391
Other real estate owned . . . . . . . . . . . . . . . . . . . . . .              527                  288
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . .            1,628                1,697
Bank-owned life insurance . . . . . . . . . . . . . . . . . . . . .           38,162               37,471
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,671                7,666
                                                                     ----------------  -------------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . .  $     1,989,232   $        1,935,213
                                                                     ================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . .  $       223,815   $          227,446
   Interest-bearing:
     Checking accounts. . . . . . . . . . . . . . . . . . . . . . .          162,442              163,807
     Money market accounts. . . . . . . . . . . . . . . . . . . . .          360,186              333,622
     Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . .          167,059              161,233
     Time, under $100,000 . . . . . . . . . . . . . . . . . . . . .          441,450              430,074
     Time, $100,000 or greater. . . . . . . . . . . . . . . . . . .          176,044              172,868
                                                                     ----------------  -------------------
          Total deposits. . . . . . . . . . . . . . . . . . . . . .        1,530,996            1,489,050
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .           24,486               22,346
U.S. Treasury demand notes. . . . . . . . . . . . . . . . . . . . .            2,015                2,055
Federal funds purchased . . . . . . . . . . . . . . . . . . . . . .           22,500               44,500
Federal Home Loan Bank (FHLB) borrowings. . . . . . . . . . . . . .          115,750              110,750
Securities sold under agreements to repurchase. . . . . . . . . . .           84,384               74,083
Guaranteed preferred beneficial interest in Corporatation's
  subordinated debentures . . . . . . . . . . . . . . . . . . . . .            5,155                    -
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           24,647               18,893
                                                                     ----------------  -------------------
          Total liabilities . . . . . . . . . . . . . . . . . . . .        1,809,933            1,761,677
                                                                     ----------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued . . . . . . . . . .                -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 9,254,062 shares in 2001 and
       9,253,762 shares in 2000 . . . . . . . . . . . . . . . . . .            9,254                9,254
    Additional paid in capital. . . . . . . . . . . . . . . . . . .           79,878               79,869
    Retained Earnings . . . . . . . . . . . . . . . . . . . . . . .           87,015               83,244
    Treasury stock, at cost: 2001- 87,100; 2000 - 8,500 . . . . . .           (3,111)                (253)
    Accumulated other comprehensive income. . . . . . . . . . . . .            6,263                1,422
                                                                     ----------------  -------------------
          Total shareholders' equity. . . . . . . . . . . . . . . .          179,299              173,536
                                                                     ----------------  -------------------
          Total liabilities and shareholders' equity. . . . . . . .  $     1,989,232   $        1,935,213
                                                                     ================  ===================

See  accompanying  notes  to  consolidated  financial  statements.

     HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
          CONSOLIDATED  STATEMENTS  OF  INCOME
                        (Unaudited)                            Three months ended
        (Dollars in thousands except weighted average number       March 31,
         of  common  shares  and  per  share  information)        ---------


                                                              2001        2000
                                                           ----------  -----------
INTEREST INCOME:
Loans, including fees . . . . . . . . . . . . . . . . . .  $   22,570  $   20,790
Lease financing . . . . . . . . . . . . . . . . . . . . .       2,504       2,027
Investment securities:
   Taxable. . . . . . . . . . . . . . . . . . . . . . . .       6,532       5,718
   Exempt from federal taxes. . . . . . . . . . . . . . .       2,818       2,659
Federal funds sold. . . . . . . . . . . . . . . . . . . .          24         125
Deposits in banks . . . . . . . . . . . . . . . . . . . .          61         104
                                                           ----------  -----------
      Total interest income . . . . . . . . . . . . . . .      34,509      31,423
                                                           ----------  -----------
INTEREST EXPENSE:
Savings deposits. . . . . . . . . . . . . . . . . . . . .       5,160       3,969
Time, under $100,000. . . . . . . . . . . . . . . . . . .       6,321       5,474
Time, $100,000 or greater . . . . . . . . . . . . . . . .       2,821       2,497
Borrowed funds. . . . . . . . . . . . . . . . . . . . . .       3,056       3,140
                                                           ----------  -----------
      Total interest expense. . . . . . . . . . . . . . .      17,358      15,080
                                                           ----------  -----------
      Net interest income . . . . . . . . . . . . . . . .      17,151      16,343
Provision for loan losses . . . . . . . . . . . . . . . .         647         506
                                                           ----------  -----------
      Net interest income after provision for loan losses      16,504      15,837
                                                           ----------  -----------
OTHER OPERATING INCOME:
Service charges . . . . . . . . . . . . . . . . . . . . .       1,027         923
Security (losses)  gains, net . . . . . . . . . . . . . .         721        (112)
Trust income. . . . . . . . . . . . . . . . . . . . . . .         827         692
Bank-owned life insurance . . . . . . . . . . . . . . . .         691         347
Other Income. . . . . . . . . . . . . . . . . . . . . . .         926         803
                                                           ----------  -----------
      Total other operating income. . . . . . . . . . . .       4,192       2,653
                                                           ----------  -----------
      Net interest income after provision for loan losses
         and other operating income . . . . . . . . . . .      20,696      18,490
                                                           ----------  -----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits . . . . . . . . . .       6,300       5,732
Occupancy . . . . . . . . . . . . . . . . . . . . . . . .         902         776
Furniture and equipment . . . . . . . . . . . . . . . . .       1,207       1,184
Other expenses. . . . . . . . . . . . . . . . . . . . . .       4,056       3,236
                                                           ----------  -----------
      Total other operating expenses. . . . . . . . . . .      12,465      10,928
                                                           ----------  -----------
      Income before income taxes. . . . . . . . . . . . .       8,231       7,562
Income tax expense. . . . . . . . . . . . . . . . . . . .       1,700       1,517
                                                           ----------  -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . .  $    6,531  $    6,045
                                                           ==========  ===========

Weighted average number of common shares:
        Basic . . . . . . . . . . . . . . . . . . . . . .   9,205,802   9,275,363
                                                           ==========  ===========
        Diluted . . . . . . . . . . . . . . . . . . . . .   9,373,698   9,285,955
                                                           ==========  ===========
Net income per share information:
        Basic . . . . . . . . . . . . . . . . . . . . . .  $     0.71  $     0.65
                                                           ==========  ===========
        Diluted . . . . . . . . . . . . . . . . . . . . .  $     0.70  $     0.65
                                                           ==========  ===========
Cash dividends per share. . . . . . . . . . . . . . . . .  $     0.30  $     0.26
                                                           ==========  ===========

See  accompanying  notes  to  consolidated  financial  statements.

              HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Unaudited)


(Dollars in thousands). . . . . . . . . . . . . . . . . . . . . . . . . . .     Three Months Ended March 31,
OPERATING ACTIVITIES: . . . . . . . . . . . . . . . . . . . . . . . . . . .            2001       2000
                                                                                    ---------  ---------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      6,531   $  6,045
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . .           647        506
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .           646        666
    Net amortization of investment
      securities discount/premiums. . . . . . . . . . . . . . . . . . . . .            90        159
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .         7,185      3,647
    Net realized security (gain) loss . . . . . . . . . . . . . . . . . . .          (721)       112
    Increase in accrued income receivable . . . . . . . . . . . . . . . . .          (223)      (988)
    Increase in accrued interest payable. . . . . . . . . . . . . . . . . .         2,140        248
    Increase in other assets. . . . . . . . . . . . . . . . . . . . . . . .        (1,004)      (784)
    Net decrease in other liabilities . . . . . . . . . . . . . . . . . . .        (4,037)    (1,736)
    Increase in unearned income . . . . . . . . . . . . . . . . . . . . . .           (74)    (1,901)
    Write-down of other real estate owned . . . . . . . . . . . . . . . . .             -         67
    Decrease in intangible assets . . . . . . . . . . . . . . . . . . . . .            69         90
                                                                                -----------  ---------
       Net cash provided by operating activities. . . . . . . . . . . . . .        11,249   $  6,131
                                                                                -----------  ---------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale . . . . .  $     71,773   $ 20,300
  Proceeds, maturity or calls of investment securities held to maturity . .           979      1,263
  Proceeds, maturity or calls of investment securities available for sale .        22,707      3,807
  Purchases of investment securities held to maturity . . . . . . . . . . .             -    (10,840)
  Purchases of investment securities available for sale . . . . . . . . . .      (116,804)   (37,112)
  Net increase in loans . . . . . . . . . . . . . . . . . . . . . . . . . .       (18,607)   (25,544)
  Net increase in premises and equipment. . . . . . . . . . . . . . . . . .          (669)      (893)
  Purchase of bank-owned life insurance . . . . . . . . . . . . . . . . . .          (691)      (346)
  Proceeds from sales of other real estate. . . . . . . . . . . . . . . . .           341        377
                                                                                ----------  ---------
       Net cash used in investing activities. . . . . . . . . . . . . . . .  $     (40,971)  $(48,988)
                                                                                 ---------  ---------
FINANCING ACTIVITIES:
  Net increase in deposits. . . . . . . . . . . . . . . . . . . . . . . . .  $      41,946   $ 83,250
  (Decrease) increase in U.S. Treasury demand notes . . . . . . . . . . . .            (40)       995
  (Decrease) increase in federal funds purchased. . . . . . . . . . . . . .        (22,000)    15,000
   Increase in FHLB borrowings. . . . . . . . . . . . . . . . . . . . . . .          5,000          -
  Increase (decrease) in securities sold under agreement. . . . . . . . . .         10,301    (54,118)
  Proceeds from long-term debt. . . . . . . . . . . . . . . . . . . . . . .          5,155
  Cash dividends & fractional shares. . . . . . . . . . . . . . . . . . . .         (2,759)    (2,438)
  Purchase of Treasury Stock. . . . . . . . . . . . . . . . . . . . . . . .         (2,858)         -
  Stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10         14
                                                                                 ----------  ---------
    Net cash provided by financing activities . . . . . . . . . . . . . . .  $      34,755   $ 42,703
                                                                                 ----------  ---------
Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . .  $       5,033   $   (154)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . .         55,525     63,491
                                                                                 ----------  ---------
Cash and cash equivalents at end of the period. . . . . . . . . . . . . . .  $      60,558   $ 63,337
                                                                                 ==========  =========

  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      15,219   $ 14,832
                                                                                 ==========  =========
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $  3,348
                                                                                 ==========  =========
   Supplemental disclosure of non cash investing and financing activities:
       Transfer of assets from loans to other real estate owned . . . . . .  $         580   $    411
                                                                                 ==========  =========

See  accompanying  notes  to  consolidated  financial  statements.

PAGE 5
               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank ("Security") (collectively, the "Banks"), HNC Financial Company and HNC Reinsurance Company - as of March 31, 2001, the results of its operations for three month periods ended March 31, 2001 and 2000 and the cash flows for the three month periods ended March 31, 2001 and 2000. This quarterly report refers to the corporation's subsidiary banks, collectively as "the banks." It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the corporation and the notes thereto set forth in the corporation's 2000 annual report. All prior period amounts were restated to reflect the acquisition of Northern Lehigh Bancorp.

The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - The Corporation accounts for comprehensive income under the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Comprehensive income for the first three months of 2001 was $11,372,000, compared to $3,787,000 for the first three months of 2000.

NOTE 4 - The Corporation adopted the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The company has one reportable segment, "Community Banking." All of the Corporation's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others.

NOTE 5 - In June 1998, the Financial Accounting standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity" as amended in June, 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities,  "  (collectively  SFAS  No.  133).    SFAS  No.  133  establishes
accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation. On January 1, 1999, the Corporation adopted SFAS No. 133.
         During July 2000, the Corporation reclassified $7,574,000 of investment securities from the held to maturity category to the available for sale category, due to its acquisition of Citizens Bank and Trust Company. As a result of the reclassification, the Corporation recorded $19,000 net of taxes unrealized holding losses in accumulated other comprehensive income.

NOTE 6 - On April 28, 2000, the Corporation consummated its acquisition of Citizens Bank and Trust Company. Under the terms of the merger, accounted for as a pooling-of-interest, Citizens Bank and Trust Company's shareholders will receive 166 shares of Harleysville National Corporation common stock for each share of common stock of Citizens Bank and Trust Company. Upon the completion of the acquisition, Citizens Bank and Trust Company's banking operations will be merged into those of Citizens National Bank, a wholly owned subsidiary of Harleysville National Corporation.

NOTE 7 - On October 12, 2000, the Board of Directors declared a 5% stock dividend payable November 9, 2000, to shareholders of record October 26, 2000. All prior period amounts were restated to reflect this 5% stock dividend.

NOTE 8 - The Corporation issued $5,155,000 of 10.2% junior subordinate deferrable interest debentures (the debentures) to Harleysville Statutory Trust 1 (the Trust), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $5,000,000 of preferred securities to investors. The Corporation's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust's obligations under the preferred securities. The preferred securities must be redeemed upon maturity of the subordinate debentures on February 22, 2031.

NOTE 9 - The Corporation incorporated HNC Reinsurance Company during March 2001. HNC Reinsurance Company is a reinsurer of consumer loan credit life and accident and health risks. Through the Reinsurance Company, the Corporation will assume a portion of the credit insurance risk in return for income from insurance premiums.

NOTE 10 - On December 14, 2000, the Board of Directors of Harleysville National Corporation approved a plan to repurchase up to 453,000 shares of its outstanding common stock. The repurchased shares will be used for general corporate purposes.
PAGE 7

ITEM  2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS
-----------------------

       The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the corporation, the banks and HNC Financial Company. The corporation's consolidated financial condition and results of operations consist almost entirely of the banks' financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future. These are unaudited financial statements and, as such, are subject to year-end audit review.

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

  *    economic, political and competitive forces affecting our banking,
  *    securities, asset management and credit services businesses; and

  *    the risk that our analyses of these risks and forces could be incorrect
  *    and/or that the strategies developed to address them could be unsuccessful

OVERVIEW
--------

 The Corporation's growth in earning assets, increase in other income, continued control of operating expenses and an emphasis on loan quality contributed to the favorable first quarter results.

       First quarter 2001 basic earnings per share of $.71, increased 9.2% over first quarter 2000 basic earnings per share of $.65. First quarter diluted earnings per share in 2001 and 2000 were $.70 and $.65, respectively. Net income of $6,531,000 increased 8.0% over the first quarter 2000 net income of $6,045,000. The Corporation's consolidated total assets were $1,989,232,000 at March 31, 2001, 9.6% above the March 31, 2000 level of $1,815,079,000.

       The increase in net income during the first three months of 2001, compared to the same period in 2000, is the result of both higher net interest income and other operating income, partially offset by higher other operating expenses. Net interest income grew $808,000, primarily as a result of an 8.2% rise in average earning assets. Other operating income rose $1,539,000, due to higher trust fees, bank-owned life insurance income and gains on the sale of

securities.   A  rise  in  other  operating  expenses,  related to new fee based initiatives  and  to  the  overall  growth  in the Banks offset these increases.

       For the three months ended March 31, 2001, the annualized return on average shareholders' equity and the annualized return on average assets were 14.89% and 1.35%, respectively. For the same period in 2000, the annualized return on average shareholders' equity was 16.26% and the annualized return on average assets was 1.35%. The lower annualized return on average shareholder's equity was largely due to the increase in average capital related to the improvement in the net unrealized gains on the securities available for sale investment securities. The average accumulated other comprehensive income at March 31, 2001 was a gain of $2,615,000, compared to a loss at March 31, 2000 of $11,847,000. Excluding unrealized gains and losses on securities available for sale, the annualized return on average shareholder's equity for March 31, 2001 and 2000 were 15.11% and 15.06%, respectively.

       The banks continue to focus on the quality of their loan portfolios. Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned were .30% of total assets at March 31, 2001, compared to .29% at December 31, 2000 and .32% at March 31, 2000. As of March 31, 2001, loans past due 90 or more days and still accruing interest were $167,000 in the aggregate, compared to $514,000 at December 31, 2000 and $546,0000 at March 31, 2000.

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

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------

       Net interest income, for the first three months of 2001, of $17,151,000 increased $808,000, or 4.9%, over the same period in 2000 which produced net interest income of $16,343,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases to earning asset volumes in the first three months of 2001, compared to the same period in 2000. The increase in interest income was partially offset by a rise in interest expense, the result of higher rates and volumes. The first quarter 2001 net interest income was also affected by the funding cost of bank-owned life insurance (BOLI). While bank deposits fund BOLI, the BOLI income is recognized as other income. The average balance of BOLI in the first quarter of 2001 was $37,792,000, compared to $25,646,000 during the first quarter of 2000.

       The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 2001 over March 31, 2000 by their rate and volume components.

                                                   Three Months Ended
                                                    March 31, 2001
                                                       Over/Under
                                                    March 31, 2000


                                               Total     Caused by:
                                                         -----------
                                             Variance    Rate         Volume
                                             ----------  -----------  --------
Interest Income:
  Securities *. . . . . . . . . . . . . . .  $   1,059         ($79)  $ 1,138
  Money market instruments. . . . . . . . .       (144)         124      (268)
  Loans * . . . . . . . . . . . . . . . . .      2,265          390     1,875
                                             ----------  -----------  --------
     Total. . . . . . . . . . . . . . . . .      3,180          435     2,745
                                             ----------  -----------  --------

Interest Expense:
  Savings deposits. . . . . . . . . . . . .      1,191          615       576
  Time deposits and certificates of deposit      1,171          720       451
  Other borrowings. . . . . . . . . . . . .        (84)         (91)        7
                                             ----------  -----------  --------
      Total . . . . . . . . . . . . . . . .      2,278        1,244     1,034
                                             ----------  -----------  --------

Net interest income . . . . . . . . . . . .  $     902        ($809)  $ 1,711
                                             ==========  ===========  ========
    *Tax Equivalent Basis

PAGE 9
       Taxable-equivalent net interest income was $18,925,000 for the first three months of 2001, compared to $18,023,000 for the same period in 2000, a 5.0% or $902,000 increase. This rise in taxable-equivalent net interest income was primarily due to a $1,711,000 increase related to volume, which was partially offset by a reduction in net interest income, related to rate. Total taxable-equivalent interest income grew $3,180,000, primarily the result of the higher volumes in both the security and loan earning asset categories. Average year-to-date loans and securities grew $90,199,000 and $63,694,000, respectively at March 31, 2001, compared to the same period in 2000.

       Total interest expense grew $2,278,000 during the first three months of 2001, compared to the same period in 2000. This growth was principally the result of higher rates and volumes associated with savings deposits and time deposits. The average year-to-date savings deposits increased $75,020,000 or 12.6%, compared to the first three months of 2000. The primary increase in savings deposits was related to a rise in high rate money market account products introduced throughout 2000. Other borrowings grew less than 1% during this period. During the last year, the Corporation has utilized savings and time deposits to meet funding demands, rather than other borrowings, due to the lower rates experienced on savings and time deposits during this period. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase, U. S. Treasury demand notes and junior subordinate deferrable interest debentures.

       The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Banks' Boards of Directors, is responsible for managing the rate sensitivity position. The Banks manage interest rate sensitivity by changing mix and repricing characteristics of their assets and liabilities through their investment securities portfolio, borrowings from the FHLB and their offering of loan and deposit terms. The nature of the Banks' current operations is such that is not subject to foreign currency exchange or commodity price risk. The Banks do not own trading assets and they do not have any hedging transactions in place such as interest rate swaps, caps or floors. The Banks utilize three principal reports to measure interest rate risk: asset/liability simulation reports, gap analysis reports and net interest margin reports.

       Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Banks' net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the March 31, 2001, rate shock simulations show that the Banks and consolidated Corporation are within all guidelines set by the Asset/Liability policy.

NET  INTEREST  MARGIN
---------------------

       The net interest margin of 4.13% for the three-month period ended March 31, 2001, decreased from the 4.26% net interest margin for the first three months of 2000. The lower net interest margin experienced in 2001 is related to the funding of the BOLI with deposits. The impact of funding the higher level of BOLI during the first quarter of 2001, compared to the first quarter of 2000, reduced the first quarter of 2001 net interest margin by 24 basis points. The yield on earning assets of 7.93% during the first three months of 2001 was higher than the 7.83% earned during the first three months of 2000. The increase in the yield is primarily due to higher loan yields experienced during the first quarter of 2001. The first quarter 2001 average interest rate paid on interest-bearing deposits and other borrowings of 4.58% was higher than the first three months of 2000 rate of 4.28%. This increase in rate is due to the overall higher cost of attracting new deposits.

PROVISION  FOR  LOAN  LOSSES
----------------------------

       The Banks use the reserve method of accounting for credit losses. The balance in the allowance for loan and lease losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

       While management considers the allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management's assumptions as to future delinquencies, recoveries and losses and management's intent with regard to the disposition of loans and leases. In addition, the OCC as an integral part of their examination process, periodically review the Banks' allowance for loan losses. The OCC may require the Banks to recognize additions to the allowance for credit losses based on their judgements about information available to them at the time of their examination.

       The Banks' allowance for loan and lease losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for credit losses are an estimation. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying credit losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan and lease losses. The Banks' allowance for loan and lease losses components include the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes, competence of the loan review process and other historical loss model imprecision. The Banks' historical loss component is the most significant component of the allowance for loan and lease losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

       The historical loss components of the allowance represents the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio.

       The historical loss components of the allowance for commercial loans is based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectibility of loans in the commercial portfolio. The Banks analyze all commercial loans that are being monitored as potential credit problems, via Watchlist Memorandum, to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and / or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions.

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

       For the first three months of 2001 the provision for loan losses was $647,000, compared to $506,000 for the same period in 2000. The higher provision for loan losses during the first quarter of 2001, compared to the same period in 2000 is primarily attributed to the growth in loans during this period. Net loans charged off was $562,000 for the three months ended March 31, 2001, compared to $149,000 for the three months ended March 31, 2000. The increase in net charged off loans is attributed to a rise in consumer loan charge offs. The ratio of the allowance for loans losses to nonperforming assets for March 31, 2001 of 253.8% was lower than the December 31, 2000 and the March 31, 2000 ratios of 268.3% and 261.3.%, respectively.

Allowance  for  Loan  Losses
----------------------------
Transaction  in  the  allowance  for  loan  losses  are  as  follows:

                                              2001      2000
                                            --------  --------
Balance, Beginning of Year . . . . . . . .  $15,210   $14,887
   Provision charged to operating expenses      647       506
   Loans charged off . . . . . . . . . . .     (684)     (336)
   Recoveries. . . . . . . . . . . . . . .      122       187
                                            --------  --------
Balance, March 31. . . . . . . . . . . . .   15,295    15,244
                                            ========  ========


Ratios: . . . . . . . . . . . . . . . . . . . . .  March 31, 2001   Dec. 31, 2000   March 31, 2000
-------------------------------------------------  ---------------  --------------  ---------------
Allowance for loan losses to nonperforming assets           253.8%          268.3%           261.3%
Nonperforming assets to total loans & net assets
   Acquired in foreclosure. . . . . . . . . . . .            0.49%           0.47%            0.51%
Nonperforming assets to total assets. . . . . . .            0.30%           0.29%            0.32%
Allowance for loan losses to total loans. . . . .            1.24%           1.25%            1.33%

The following table sets forth an allocation of the allowance for loan losses by loan category:

                                  March 31, 2001
                                 ---------------
                               Percent
                               Amount       of Loans
                           ---------------  ---------
Commercial and industrial  $         5,286        25%
Consumer loans. . . . . .            5,542        35%
Real estate . . . . . . .            3,018        30%
Lease financing . . . . .            1,449        10%
                           ---------------  ---------
  Total . . . . . . . . .           15,295       100%
                           ===============  =========

       Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.49% of total loans and net assets acquired in foreclosure at March 31, 2001, compared to 0.47% at December 31, 2000 and 0.51% at March 31, 2000. The ratio of the allowance for loan losses to loans at March 31, 2001of 1.24% was lower than the December 31, 2000 and the March 31, 2000 ratios of 1.25% and 1.33%, respectively.

       Nonaccruing loans at March 31, 2001 of $5,500,000, increased $130,000 from the December 31, 2000 level of $5,370,000, and increased $1,525,000 from the March 31, 2000 level of $3,975,000. The increase in nonaccruing loans at March 31, 2001, compared to March 31, 2000 was primarily the result of an increase in commercial and consumer nonaccruing loans.

       Net assets in foreclosure totaled $527,000 as of March 31, 2001, an increase of $239,000 from the December 31, 2000 balance of $288,000. During the first three months of 2000, transfers from loans to assets in foreclosure were $580,000, payments on foreclosed properties totaled $341,000 and there were no write-downs of assets in foreclosure during this period. The loans transferred to assets in foreclosure included commercial loans of $140,000, consumer loans of $24,000 and leases of $416,000. The balance of net assets in foreclosure at March 31, 2000 was $1,403,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

       As of March 31, 2001 and December 31, 2000, there was one borrower with a troubled debt restructured loan totaling $11,000. This customer was complying with the restructured terms as of March 31, 2001.

       Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 2001, loans past due 90 days or more and still accruing interest were $167,000, compared to $514,000 as of December 31, 2000 and $546,000 as of March 31, 2000. The decrease in loans past due 90 days at March 31, 2001, compared March 31, 2000 was primarily the result of a decrease in commercial real estate loans past due 90 days.

The  following  information  concerns  impaired  loans:

Impaired Loans:                                   March 31, 2001   Dec. 31, 2000   March 31, 2000
                                                  ---------------  --------------  ---------------
   Restructured Loans. . . . . . . . . . . . . .  $        11,000  $       11,000  $       457,000
   Nonaccrual Loans. . . . . . . . . . . . . . .  $     3,258,000  $    3,311,000  $     2,431,000
                                                  ---------------  --------------  ---------------
      Total Impaired Loans . . . . . . . . . . .  $     3,269,000  $    3,322,000  $     2,888,000
                                                  ===============  ==============  ===============

Average year-to-date impaired loans: . . . . . .  $     3,133,000  $    2,965,000  $     2,598,000
                                                  ===============  ==============  ===============

Impaired loans with specific loss allowances:. .  $     3,269,000  $    3,322,000  $     2,888,000
                                                  ===============  ==============  ===============

Loss allowances reserved on impaired loans:. . .  $       366,000  $      377,000  $       305,000
                                                  ===============  ==============  ===============

Year-to-date income recognized on impaired loans  $        46,000  $      128,000  $        18,000
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

OTHER  OPERATING  INCOME
------------------------
                             Three Months Ended March 31,
                             ----------------------------
                                   2001    2000
                                   -----  ------
(Dollars in thousands)
Service charges . . . . . . . . .  1,027    923
Security (losses) gains, net. . .    721   (112)
Trust income. . . . . . . . . . .    827    692
Bank-owned life insurance . . . .    691    347
Other income. . . . . . . . . . .    926    803
                                   -----  ------
    Total other operating income.  4,192  2,653
                                   =====  ======

       Other operating income for the first three months of 2001 increased $1,539,000, or 58.0%, from $2,653,000 at March 31, 2000 to $4,192,000 at March
31, 2001. This rise in other operating income is the result of a $104,000 growth in service charges, a $135,000 rise in trust income and a $123,000 increase in other income. Bank-owned life insurance (BOLI) income contributed $344,000 to other operating income during the first quarter of 2001, compared to the same period in 2000. A $833,000 increase in security gains also contributed to the rise in other income. The rise in other operating income was 25.5%, not inclusive of the securities gains and losses.

       The $104,000, or 11.3% increase in service charges is primarily the result of a rise in fees charged on transaction deposit accounts, attributed to the increase in average deposit transaction accounts and through the Corporation's strategies to enhance fee income. The Corporation recorded a net security gain on the sale of securities of $721,000 in the first three months of 2001, compared to a $112,000 loss in the same period in 2000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the risk within different interest rate environments.

       Income from the Investment Management and Trust Services Division increased $135,000, or 19.5% in the first three months of 2001, compared to the same period in 2000. This increase was the result of both a rise in the book value of trust assets under management of 14.1% from March 31, 2000 to March 31, 2001, and the emphasis on offering Investment Management and Trust Services products that generate higher fees.

      The Corporation's average year-to-date investment in bank-owned life insurance (BOLI) in the first quarter of 2001 of $37,792,000 exceeded the $25,646,000 averaged during the same period in 2000. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income. The corporation recognized BOLI income during the first quarter of 2001and 2000 of $691,000 and $347,000, respectively.

      Other income for the first three months of 2001 increased $123,000, or 15.3%, compared to the same period in 2000. Contributing to this rise were increases related to fees earned on the sale of alternative investment products including mutual funds and annuities and gains on the sale of residential mortgage loans. The Corporation introduced the sale of alternative investment products during the fourth quarter of 2000.

OTHER  OPERATING  EXPENSES
--------------------------
                             Three Months Ended March 31,
                             ----------------------------
                                     2001    2000
                                    ------  ------
(Dollars in thousands)
Salaries . . . . . . . . . . . . .   5,215   4,743
Employee benefits. . . . . . . . .   1,085     989
Occupancy expense. . . . . . . . .     902     776
Furniture and equipment expense. .   1,207   1,184
Other expenses . . . . . . . . . .   4,056   3,236
                                    ------  ------
   Total other operating expenses.  12,465  10,928
                                    ======  ======

       Other operating expenses for the first three months of 2001 of $12,465,000 increased $1,537,000, or 14.1% from $10,928,000 for the same period in 2000. The rise in operating expenses was the result of costs related to a one-time expense related to the organization of a consumer loan reinsurance company of $357,000. Excluding this one-time charge, other operating expenses grew 10.8%. Also contributing to this rise in other operating expenses were costs associated with an increase in lease residual losses and the introduction of sales of alternative investment products including mutual funds and annuities during the last quarter of 2000.

       Employee salaries increased $472,000, or 10.0% from $4,743,000 for the first three months of 2000 to $5,215,000 for the same period in 2001. Employee benefits of $1,085,000 expensed in the first three months of 2001, were $96,000, or 9.7% higher than the $989,000 of employee benefits expensed during the same period in 2000. The increase in salaries and employee benefits reflects cost of living increases, merit increases, expenses related to the sale of alternative investment products and additional staff necessitated by the growth of the Banks.

       Net occupancy expense increased $126,000, or 16.2%, from $776,000 in the first three months of 2000 to $902,000 in the first three months of 2001. Contributing to this increase were higher energy costs and higher than normal snow removal expenses. Equipment expense increased $23,000, or 1.9%, during the first three months of 2001, compared to the same period in 2000. This increase is due to higher equipment maintenance and rental expenses, partially offset by lower depreciation cost.

       Other expenses increased $820,000, or 25.3%, from $3,236,000 in the first three months of 2000, compared to $4,056,000 in other expenses recorded during the same period in 2001. Contributing to this increase was the one-time $357,000 organization expenses associated with the consumer loan Reinsurance Company. The rise in other operating expense was 14.3%, not inclusive of these organization costs. Also contributing to the rise in other operating expenses was an increase of $368,000 in expenses related to lease residual losses.

INCOME  TAXES
-------------

       Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

       Total assets grew $54,019,000, or 2.8%, from $1,935,213,000 at December 31, 2000 to $1,989,232,000 at March 31, 2001. This growth was the result of a rise in earning assets, which grew $48,525,000 to $1,865,547,000 at March 31, 2001, from $1,817,022,000 at December 31, 2000. During the first three months of 2000, interest-bearing deposits in banks, securities and loans grew $1,566,000, $29,422,000 and $17,537,000, respectively.

       The balance of securities available for sale at March 31, 2001 of $601,020,000 increased $30,401,000 compared to the December 31, 2000 balance of $570,619,000. During the current quarter, $71,773,000 of securities available for sale were sold which generated a pretax gain of $721,000. In comparison, $20,300,000 securities available for sale were sold during the first quarter of 2000 to generate a pretax loss of $112,000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the risk associated within different interest rate environments. The balance of investment securities held to maturity decreased $979,000 during the first quarter of 2001.

       Total loans grew $17,537,000 or 1.4% during the first quarter. This growth was primarily due to increases in the commercial loans. Indirect auto financing and equipment leases also contributed to this growth.

       Total deposits grew $41,946,000, or 2.8% from $1,489,050,000 at December 31, 2000 to $1,530,996,000 at March 31, 2001. This increase was primarily due to the growth in money market accounts and time deposits during this period. Money market accounts grew $26,564,000 due to the growth in balances of higher rate money market account products introduced throughout 2000. Time deposits under $100,000 increased $11,376,000 and time deposits greater than $100,000 grew $3,176,000. Savings accounts also contributed $5,826,000 to the rise in deposits. Partially offsetting these gains were decreases in noninterest-bearing checking and interest-bearing checking accounts of $3,631,000 and $1,365,000, respectively. Other borrowings experienced a decrease of $1,584,000 during the first quarter. Federal funds purchased declined $22,000,000 and U.S. Treasury demand notes decreased $40,000. Securities sold under agreements to repurchase increased $10,301,000 and Federal Home Loan Bank Borrowings grew $5,000,000. The corporation also issued $5,155,000 of 10.2% junior subordinate deferrable interest debentures during the first quarter of 2001.

CAPITAL
-------

       Capital formation is important to the Corporation's well being and future growth. Capital for the period ending March 31, 2001 was $179,299,000, an increase of $5,763,000 over the end of 2000. The increase is the result of the retention of the Corporation's earnings and the adjustment for the net unrealized gains on the investments securities available for sale, partially offset by the purchase of treasury stock during the first quarter of 2001. Net unrealized gains and losses on available for sale investment securities are recorded as accumulated other comprehensive income in the equity section of the balance sheet. The accumulated other comprehensive income at March 31, 2001 was a gain of $6,263,000, compared to a gain of $1,422,000 at December 31, 2000. The corporation purchased $2,858,000 of treasury stock during the first quarter of 2001. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars  in  thousands)
                                                              To be Well Capitalized Under
                                       For Capital Adequacy      Prompt Corrective Action
                                           Purposes                    Provision


As of March 31, 2001
-----------------------------------------
                                           Amount    Ratio   Amount    Ratio
                                           --------  ------  --------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $193,560  13.50%  $114,689   8.00%
Harleysville National Bank. . . . . . . .   109,836  10.53%    83,416   8.00%
Citizens National Bank. . . . . . . . . .    37,837  14.30%    21,171   8.00%
Security National Bank. . . . . . . . . .    13,857  12.77%     8,684   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $178,192  12.43%  $ 57,345   4.00%
Harleysville National Bank. . . . . . . .    99,353   9.53%    41,708   4.00%
Citizens National Bank. . . . . . . . . .    34,522  13.05%    10,585   4.00%
Security National Bank. . . . . . . . . .    12,809  11.80%     4,342   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $178,192   9.19%  $ 77,581   4.00%
Harleysville National Bank. . . . . . . .    99,353   7.23%    54,996   4.00%
Citizens National Bank. . . . . . . . . .    34,522   8.51%    16,231   4.00%
Security National Bank. . . . . . . . . .    12,809   8.77%     5,841   4.00%




                                   To be Well Capitalized Under
                                     Prompt Corrective Action
                                            Provision


                                           Amount   Ratio
                                           -------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .        -      -
Harleysville National Bank. . . . . . . .  104,271  10.00%
Citizens National Bank. . . . . . . . . .   26,464  10.00%
Security National Bank. . . . . . . . . .   10,855  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .        -      -
Harleysville National Bank. . . . . . . .   62,562   6.00%
Citizens National Bank. . . . . . . . . .   15,878   6.00%
Security National Bank. . . . . . . . . .    6,513   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .        -      -
Harleysville National Bank. . . . . . . .   68,745   5.00%
Citizens National Bank. . . . . . . . . .   20,288   5.00%
Security National Bank. . . . . . . . . .    7,301   5.00%


(Dollars  in  thousands)
                                                           To be Well Capitalized Under
                                    For Capital Adequacy     Prompt Corrective Action
                                         Purposes                   Provision


As of December 31, 2000
-----------------------------------------
                                           Amount    Ratio   Amount    Ratio
                                           --------  ------  --------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $186,989  13.35%  $112,063   8.00%
Harleysville National Bank. . . . . . . .   106,549  10.46%    81,461   8.00%
Citizens National Bank. . . . . . . . . .    37,622  14.36%    20,955   8.00%
Security National Bank. . . . . . . . . .    13,553  12.65%     8,572   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $171,226  12.22%  $ 56,031   4.00%
Harleysville National Bank. . . . . . . .    95,980   9.43%    40,731   4.00%
Citizens National Bank. . . . . . . . . .    34,344  13.11%    10,477   4.00%
Security National Bank. . . . . . . . . .    12,509  11.67%     4,286   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $171,226   8.97%  $ 76,313   4.00%
Harleysville National Bank. . . . . . . .    95,980   7.12%    53,932   4.00%
Citizens National Bank. . . . . . . . . .    34,344   8.51%    16,147   4.00%
Security National Bank. . . . . . . . . .    12,509   8.70%     5,754   4.00%


                                 To Be Well Capitalized Under
                                   Prompt Corrective Action
                                          Provision


                                           Amount   Ratio
                                           -------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .        -      -
Harleysville National Bank. . . . . . . .  101,826  10.00%
Citizens National Bank. . . . . . . . . .   26,193  10.00%
Security National Bank. . . . . . . . . .   10,715  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .        -      -
Harleysville National Bank. . . . . . . .   61,096   6.00%
Citizens National Bank. . . . . . . . . .   15,716   6.00%
Security National Bank. . . . . . . . . .    6,429   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .        -      -
Harleysville National Bank. . . . . . . .   67,415   5.00%
Citizens National Bank. . . . . . . . . .   20,183   5.00%
Security National Bank. . . . . . . . . .    7,193   5.00%

       Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 2001, the Corporation's Tier 1 risk-adjusted capital ratio was 12.43%, and the total risk-adjusted capital ratio was 13.50%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at March 31, 2001.

       The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 9.19% at March 31, 2001 and 8.97% at December 31, 2000.

       The year-to-date March 31, 2001 cash dividend per share of $.30 was 15.4% higher than the cash dividend for the same period in 2000 of $.26. The dividend payout ratio for the first three months of 2000 was 42.3%, compared to 40.7% for the twelve month period ended December 31, 2000. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first three months of 2001.

LIQUIDITY
---------

       Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Federal Funds sold averaged $1,766,000 during the first three months of 2001 and securities available for sale averaged $585,820,000 during the first three months of 2001, more than sufficient to meet normal fluctuations in loan demand or deposit funding. Backup sources of liquidity are provided by federal fund lines of credit established with correspondent banks. Additional liquidity could be generated through borrowings from the Federal Reserve Bank of Philadelphia and the FHLB of Pittsburgh, of which the Banks are members. Unused lines of credit at the FHLB of Pittsburgh were $105,528,000, as of March 31, 2001.

OTHER  ITEMS
------------

Legislative  &  Regulatory
--------------------------

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

        The Modernization Act also modifies current law related to financial privacy and community reinvestment. The new privacy provisions will generally prohibit financial institutions, including the Corporation, from disclosing nonpublic financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

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

Branching
---------

       The Corporation's subsidiaries currently plan to open at least one new branch. During the third quarter of 2001, Harleysville National Bank plans to open a location in Souderton. This new branch site is contiguous to our current service area and was chosen to expand the Banks' market area and market share of loans and deposits.

Acquisition
-----------

       On April 28, 2000, the Corporation consummated its acquisition of Citizens Bank and Trust Company. Under the terms of the merger, accounted for as a pooling-of-interest, Citizens Bank and Trust Company's shareholders received 166 shares of Harleysville National Corporation common stock for each share of Citizens Bank and Trust Company stock. Upon the completion of the acquisition, Citizens Bank and Trust Company's banking operations were merged into those of Citizens National Bank, a wholly-owned subsidiary of Harleysville National Corporation.

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

       No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2000.

PAGE 20
                          PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

       Management, based upon discussions with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries - Harleysville National Bank and Trust Company, Citizens National Bank, Security National Bank, HNC Financial Company and HNC Reinsurance Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and its subsidiaries by government authorities.

Item 2..  Change in Securities and Use of Proceeds
----------------  ---------------------------------------------------
          Not applicable

Item 3.. . Defaults Upon Senior Securities
----------------  ---------------------------------------------------
           Not applicable

Item 4.. . Submission of Matters to a Vote of Security Holders
----------------  ---------------------------------------------------

(a) The 2001 Annual Meeting of Shareholders was held at 9:30 a.m., on Tuesday, April 10, 2001, at Presidential Caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

(b), (c) Two matters were voted upon as follows:
       1.  Two directors were elected, as below:

Elected . . . . . . . . . . . . . . . . . . . . . . . . . .  Term Expires
-----------------------------------------------------------  ------------
James A. Wimmer . . . . . . . . . . . . . . . . . . . . . .          2005
William M. Yocum. . . . . . . . . . . . . . . . . . . . . .          2005

The results of the voting for the directors are as follows:

James A. Wimmer:. . . . . . . . . . . . . . . . . . . . . .  For 7,692,228
  Against . . . . . . . . . . . . . . . . . . . . . . . . .         63,481
  Abstain . . . . . . . . . . . . . . . . . . . . . . . . .              0

William M. Yocum: . . . . . . . . . . . . . . . . . . . . .  For 7,693,914
  Against . . . . . . . . . . . . . . . . . . . . . . . . .         61,795
  Abstain . . . . . . . . . . . . . . . . . . . . . . . . .              0

Directors whose term continued after the meeting: . . . . .  Term Expires
                                                             ------------
Walter E. Daller, Jr. . . . . . . . . . . . . . . . . . . .          2002
Thomas S. McCready. . . . . . . . . . . . . . . . . . . . .          2002
Walter F. Vilsmeier . . . . . . . . . . . . . . . . . . . .          2003
Harold A. Herr. . . . . . . . . . . . . . . . . . . . . . .          2003
Henry M. Pollak . . . . . . . . . . . . . . . . . . . . . .          2003
Palmer E. Retzlaff. . . . . . . . . . . . . . . . . . . . .          2004
LeeAnn Bergey . . . . . . . . . . . . . . . . . . . . . . .          2004

PAGE 21

       2. Approval and adoption of amendments to the Harleysville National Corporation 1998 Independent Directors Stock Option Plan:

The  result  of  the  voting  is  as  follows:
       For . .       7,371,995
       Against         295,531
       Abstain          88,183

Item 5.  Other Information
-------  --------------------------------
         None

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a)  Exhibits:
     --------------
     The  following  exhibits  are  being  filed  as  part  of  this  Report:

Exhibit No.   Description of Exhibits
------------  ------------------------------------------------------------------------------------------------------
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

      (10.7)    Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to
              Registrant's Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June
              1999.)
PAGE 22
      (10.8)    Harleysville National Corporation 1998 Independent Directors Stock Option Plan.  (Incorporated by
              Reference to Registrant's Registration Statement No. 333-79973 on Form S-8 filed with the
              Commission on June 4, 1999.)

        (11)    Computation of Earnings per Common Share.   The information for this Exhibit is incorporated by
              reference to page 4 of this Form 10-Q.

           (b)  Reports  on  Form  8-K

Current Report on Form 8-K, dated January 10, 2001, filed with the Commission on January 18, 2001, reporting the Registrant's fourth quarter 2000 press release.

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



          HARLEYSVILLE  NATIONAL  CORPORATION



           /s/ Walter E. Daller, Jr.
           ________________________
           Walter E. Daller, Jr., President and Chief Executive Officer
           (Principal executive officer)


           /s/ Vernon L. Hunsberger
           ________________________
           Vernon L. Hunsberger, Treasurer
           (Principal financial and accounting officer)



Date:  May  11,  2001

PAGE 24
                                  EXHIBIT INDEX

Exhibit  No.     Description  of  Exhibits
-----------      -------------------------
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

PAGE 25