Form 10-Q
period 2001-06-30
HARLEYSVILLE NATIONAL CORP
filed 2001-08-14
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.
                                                 -------------

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
(State or other jurisdiction of . . . . . . . . . .      (IRS  Employer
incorporation or organization . . . . . . . . . . .  Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,131,175 shares of Common
Stock,  $1.00  par  value,  outstanding  on  July  31,  2001.

                               HARLEYSVILLE NATIONAL CORPORATION

                                   INDEX TO FORM 10-Q REPORT

                                                                                          PAGE
                                                                                          ----
Part I.  Financial Information

     Item 1. Financial Statements:

Consolidated Balance Sheets - June 30, 2001 and December 31, 2000. . . . . . . . . . . .     3

Consolidated Statements of Income - Six Months and Three Months Ended. . . . . . . . . .     4
              June 30, 2001 and 2000

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000. . . . .     5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .     6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of     8
              Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . .    22

Part II.  Other Information

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 2.  Change in Securities and Use of Proceeds . . . . . . . . . . . . . . . . .    23

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . .    23

     Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .    23

     Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .    23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25


PART  1.  FINANCIAL  INFORMATION
                        HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                   CONSOLIDATED  BALANCE  SHEETS
  (Dollars  in  thousands)                  (Unaudited)

                                                                     June 30, 2001   December 31, 2000
                                                                     --------------  ------------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . .         57,534              52,018
Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . .          5,000                   0
Interest-bearing deposits in banks. . . . . . . . . . . . . . . . .          7,138               3,507
                                                                     --------------  ------------------
    Total cash and cash equivalents . . . . . . . . . . . . . . . .         69,672              55,525
                                                                     --------------  ------------------

Investment securities available for sale. . . . . . . . . . . . . .        610,485             570,619
Investment securities held to maturity
 (market value $30,372 and $31,601, respectively) . . . . . . . . .         29,530              30,841
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,275,046           1,209,605
Less: Unearned income . . . . . . . . . . . . . . . . . . . . . . .          2,944               2,450
         Allowance for loan losses. . . . . . . . . . . . . . . . .        (14,708)            (15,210)
                                                                     --------------  ------------------
             Net loans. . . . . . . . . . . . . . . . . . . . . . .      1,263,282           1,196,845
                                                                     --------------  ------------------
Bank premises and equipment, net. . . . . . . . . . . . . . . . . .         21,429              21,870
Accrued income receivable . . . . . . . . . . . . . . . . . . . . .         12,445              12,391
Other real estate owned . . . . . . . . . . . . . . . . . . . . . .            316                 288
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . .          1,504               1,697
Bank-owned life insurance . . . . . . . . . . . . . . . . . . . . .         38,754              37,471
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,808               7,666
                                                                     --------------  ------------------
         Total assets . . . . . . . . . . . . . . . . . . . . . . .      2,055,225           1,935,213
                                                                     ==============  ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . .        236,298             227,446
   Interest-bearing:
     Checking accounts. . . . . . . . . . . . . . . . . . . . . . .        160,812             163,807
     Money market accounts. . . . . . . . . . . . . . . . . . . . .        368,913             333,622
     Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . .        169,542             161,233
     Time, under $100,000 . . . . . . . . . . . . . . . . . . . . .        454,555             430,074
     Time, $100,000 or greater. . . . . . . . . . . . . . . . . . .        212,731             172,868
                                                                     --------------  ------------------
          Total deposits. . . . . . . . . . . . . . . . . . . . . .      1,602,851           1,489,050
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .         25,273              22,346
U.S. Treasury demand notes. . . . . . . . . . . . . . . . . . . . .          2,281               2,055
Federal funds purchased . . . . . . . . . . . . . . . . . . . . . .              0              44,500
Federal Home Loan Bank (FHLB) borrowings. . . . . . . . . . . . . .        135,750             110,750
Securities sold under agreements to repurchase. . . . . . . . . . .         79,406              74,083
Guaranteed preferred beneficial interest in Corporation's
  subordinated debentures . . . . . . . . . . . . . . . . . . . . .          5,155                   0
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         24,557              18,893
                                                                     --------------  ------------------
          Total liabilities . . . . . . . . . . . . . . . . . . . .      1,875,273           1,761,677
                                                                     --------------  ------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued . . . . . . . . . .              0                   0
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 9,259,962 shares in 2001 and
       9,253,762 shares in 2000 . . . . . . . . . . . . . . . . . .          9,260               9,254
    Additional paid in capital. . . . . . . . . . . . . . . . . . .         79,972              79,869
    Retained Earnings . . . . . . . . . . . . . . . . . . . . . . .         91,396              83,244
    Treasury stock, at cost: 2001- 131,420; 2000 - 8,500. . . . . .         (4,804)               (253)
    Accumulated other comprehensive income. . . . . . . . . . . . .          4,128               1,422
                                                                     --------------  ------------------
          Total shareholders' equity. . . . . . . . . . . . . . . .        179,952             173,536
                                                                     --------------  ------------------
          Total liabilities and shareholders' equity. . . . . . . .      2,055,225           1,935,213
                                                                     ==============  ==================

See  accompanying  notes  to  consolidated  financial  statements.


                        HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                CONSOLIDATED  STATEMENTS  OF  INCOME
                                           (Unaudited)      Six months ended     Three months ended
                                                                 June 30,              June 30,
                                                                ---------              --------
(Dollars  in  thousands  except  weighted  average  number
 of  common  shares  and  per  share  information)

                                                              2001        2000       2001        2000
                                                           ---------  ----------  ---------  ----------
INTEREST INCOME:
Loans, including fees . . . . . . . . . . . . . . . . . .     45,187     42,221      22,617     21,431
Lease financing . . . . . . . . . . . . . . . . . . . . .      4,937      4,232       2,433      2,205
Investment securities:
   Taxable. . . . . . . . . . . . . . . . . . . . . . . .     12,928     11,692       6,396      5,974
   Exempt from federal taxes. . . . . . . . . . . . . . .      5,623      5,249       2,804      2,590
Federal funds sold. . . . . . . . . . . . . . . . . . . .        234        164         211         39
Deposits in banks . . . . . . . . . . . . . . . . . . . .        137        208          76        104
                                                           ---------  ----------  ---------  ----------
      Total interest income . . . . . . . . . . . . . . .     69,046     63,766      34,537     32,343
                                                           ---------  ----------  ---------  ----------
INTEREST EXPENSE:
Savings deposits. . . . . . . . . . . . . . . . . . . . .      9,769      8,331       4,609      4,245
Time, under $100,000. . . . . . . . . . . . . . . . . . .     12,716     11,211       6,395      5,840
Time, $100,000 or greater . . . . . . . . . . . . . . . .      5,673      5,151       2,853      2,668
Borrowed funds. . . . . . . . . . . . . . . . . . . . . .      5,678      6,014       2,622      2,874
                                                           ---------  ----------  ---------  ----------
      Total interest expense. . . . . . . . . . . . . . .     33,836     30,707      16,479     15,627
                                                           ---------  ----------  ---------  ----------
      Net interest income . . . . . . . . . . . . . . . .     35,210     33,059      18,058     16,716
Provision for loan losses . . . . . . . . . . . . . . . .      1,610      1,055         962        549
                                                           ---------  ----------  ---------  ----------
      Net interest income after provision for loan losses     33,600     32,004      17,096     16,167
                                                           ---------  ----------  ---------  ----------
OTHER OPERATING INCOME:
Service charges . . . . . . . . . . . . . . . . . . . . .      2,475      1,870       1,448        950
Security (losses)  gains, net . . . . . . . . . . . . . .      1,783       (192)      1,063        (80)
Trust income. . . . . . . . . . . . . . . . . . . . . . .      1,715      1,462         887        770
Bank-owned life insurance . . . . . . . . . . . . . . . .      1,284        727         593        381
Other Income. . . . . . . . . . . . . . . . . . . . . . .      2,056      1,644       1,130        836
                                                           ---------  ----------  ---------  ----------
      Total other operating income. . . . . . . . . . . .      9,313      5,511       5,121      2,857
                                                           ---------  ----------  ---------  ----------
      Net interest income after provision for loan losses
         and other operating income . . . . . . . . . . .     42,913     37,515      22,217     19,024
                                                           ---------  ----------  ---------  ----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits . . . . . . . . . .     12,905     11,583       6,605      5,829
Occupancy . . . . . . . . . . . . . . . . . . . . . . . .      1,665      1,475         763        698
Furniture and equipment . . . . . . . . . . . . . . . . .      2,466      2,397       1,258      1,219
Other expenses. . . . . . . . . . . . . . . . . . . . . .      8,669      7,121       4,614      3,901
                                                           ---------  ----------  ---------  ----------
      Total other operating expenses. . . . . . . . . . .     25,705     22,576      13,240     11,647
                                                           ---------  ----------  ---------  ----------
      Income before income taxes. . . . . . . . . . . . .     17,208     14,939       8,977      7,377
Income tax expense. . . . . . . . . . . . . . . . . . . .      3,556      2,587       1,856      1,070
                                                           ---------    --------    -------    --------
Net income. . . . . . . . . . . . . . . . . . . . . . . .     13,652     12,352       7,121      6,307
                                                           =========  ==========  =========  ==========

Weighted average number of common shares:
        Basic . . . . . . . . . . . . . . . . . . . . . .  9,172,619  9,275,758   9,139,800  9,276,153
                                                           =========  ==========  =========  ==========
        Diluted . . . . . . . . . . . . . . . . . . . . .  9,354,638  9,286,350   9,321,820  9,286,745
                                                           =========  ==========  =========  ==========
Net income per share information:
        Basic . . . . . . . . . . . . . . . . . . . . . .       1.49       1.33        0.78       0.68
                                                           =========  ==========  =========  ==========
        Diluted . . . . . . . . . . . . . . . . . . . . .       1.46       1.33        0.76       0.68
                                                           =========  ==========  =========  ==========
Cash dividends per share. . . . . . . . . . . . . . . . .       0.60       0.53        0.30       0.27
                                                           =========  ==========  =========  ==========

See  accompanying  notes  to  consolidated  financial  statements.


                              HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                  (Unaudited)

(Dollars in thousands) . . . . . . . . . . . . . . . . . . . . . . . .            . .  Six Months Ended June 30,
OPERATING ACTIVITIES:. . . . . . . . . . . . . . . . . . . . . . . . . . .                      2,001     2,000
                                                                                        --------------  --------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     13,652    12,352
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .                      1,610     1,055
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .                      1,323     1,377
    Net amortization of investment
      securities discount/premiums . . . . . . . . . . . . . . . . . . . .                        417       294
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .                      7,185     3,647
    Net realized security (gain) loss. . . . . . . . . . . . . . . . . . .                     (1,783)      192
    Increase in accrued income receivable. . . . . . . . . . . . . . . . .                        (54)     (287)
    Increase in accrued interest payable . . . . . . . . . . . . . . . . .                      2,927     1,140
    (Increase) decrease in other assets. . . . . . . . . . . . . . . . . .                       (141)      299
    Decrease in other liabilities. . . . . . . . . . . . . . . . . . . . .                     (2,978)   (2,026)
    Increase in unearned income. . . . . . . . . . . . . . . . . . . . . .                       (494)   (1,358)
    Write-down of other real estate owned. . . . . . . . . . . . . . . . .                          0        81
    Decrease in intangible assets. . . . . . . . . . . . . . . . . . . . .                        193       180
                                                                                          ------------  --------
       Net cash provided by operating activities . . . . . . . . . . . . .                     21,857    16,946
                                                                                          ------------  --------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale. . . . .                    164,238    46,196
  Proceeds, maturity or calls of investment securities held to maturity. .                      1,810     3,527
  Proceeds, maturity or calls of investment securities available for sale.                     46,075    13,762
  Purchases of investment securities held to maturity. . . . . . . . . . .                          0   (16,656)
  Purchases of investment securities available for sale. . . . . . . . . .                   (245,149)  (68,597)
  Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . .                    (68,306)  (56,513)
  Net increase in premises and equipment . . . . . . . . . . . . . . . . .                       (883)   (1,685)
  Purchase of bank-owned life insurance. . . . . . . . . . . . . . . . . .                     (1,284)  (10,727)
  Proceeds from sales of other real estate . . . . . . . . . . . . . . . .                        725       984
                                                                                          ------------  --------
       Net cash used in investing activities . . . . . . . . . . . . . . .                   (102,774)  (89,709)
                                                                                          ------------  --------
FINANCING ACTIVITIES:
  Net increase in deposits . . . . . . . . . . . . . . . . . . . . . . . .                    113,801   101,688
  Increase (decrease) in U.S. Treasury demand notes. . . . . . . . . . . .                        226      (922)
  (Decrease) increase in federal funds purchased . . . . . . . . . . . . .                    (44,500)   21,500
  Increase (decrease) in FHLB borrowings . . . . . . . . . . . . . . . . .                     25,000    (1,000)
  Increase (decrease) in securities sold under agreement . . . . . . . . .                      5,324   (42,889)
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . .                      5,155         0
  Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (5,500)   (4,913)
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . .                     (4,551)        0
  Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        109        46
                                                                                           -----------  --------
    Net cash provided by financing activities. . . . . . . . . . . . . . .                     95,064    73,510
                                                                                           -----------  --------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . .                     14,147       747
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .                     55,525    63,491
                                                                                           -----------  --------
Cash and cash equivalents at end of the period . . . . . . . . . . . . . .                     69,672    64,238
                                                                                           ===========  ========

  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     30,909    29,566
                                                                                           ===========  ========
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      2,500     1,290
                                                                                           ===========  ========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned. . . . . .                        753       646
                                                                                           ===========  ========

See  accompanying  notes  to  consolidated  financial  statements.

             HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank ("Security") (collectively, the "Banks"), HNC Financial Company and HNC Reinsurance Company - as of June 30, 2001, the results of its operations for six and three month periods ended June 30, 2001 and 2000 and the cash flows for the six month periods ended June 30, 2001 and 2000. This quarterly report refers to the Corporation's subsidiary banks, collectively as "the Banks." We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's 2000 annual report. All prior period amounts were restated to reflect the acquisition of Citizens Bank and Trust Company.

The results of operations for the six and three month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - The Corporation accounts for comprehensive income under the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Comprehensive income for the first six months of 2001 was $16,358,000, compared to $10,248,000 for the first six months of 2000.

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

NOTE 6 - On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. A plan of combination is considered to be initiated on the earlier of the date that a combining company
(a) announces publicly or formally makes known to its shareholders the major terms of the plan, or (b) notifies its shareholders, in writing, of an exchange offer. SFAS No. 141 was adopted upon issuance. SFAS No. 142 prescribes accounting for all purchased goodwill and intangible assets. The SFAS supersedes APB Opinion 17, Intangible Assets, but carries over guidance related to internally developed intangible assets. SFAS No. 142 states that acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. A reporting unit is at the same level or one level below an operating segment as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Until the adoption of SFAS No. 142, existing goodwill continues to be amortized and tested for impairment under previously existing standards. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material impact on the Corporation's financial position, or results of operations.

NOTE 7 - On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining allowances for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Corporation's financial position, or results of operations.

NOTE 8 - On April 28, 2000, the Corporation consummated its acquisition of Citizens Bank and Trust Company. Under the terms of the merger, accounted for as a pooling-of-interest, Citizens Bank and Trust Company's shareholders received 166 shares of Harleysville National Corporation common stock for each share of common stock of Citizens Bank and Trust Company. Upon the completion of the acquisition, Citizens Bank and Trust Company's banking operations merged into those of Citizens National Bank, a wholly owned subsidiary of Harleysville National Corporation.

NOTE 9 - On October 12, 2000, the Board of Directors declared a 5% stock dividend payable November 9, 2000, to shareholders of record October 26, 2000. All prior period amounts were restated to reflect this 5% stock dividend.

NOTE 10- On February 22, 2001, the Corporation issued $5,155,000 of 10.2% junior subordinate deferrable interest debentures (the Debentures) to Harleysville Statutory Trust 1 (the Trust), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $5,000,000 of preferred securities to investors. The Corporation's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust's obligations under the preferred securities. The preferred securities must be redeemed upon maturity of the subordinate debentures on February 22, 2031.

NOTE 11 - The Corporation incorporated HNC Reinsurance Company during March 2001. HNC Reinsurance Company is a reinsurer of consumer loan credit life and accident and health risks. Through the Reinsurance Company, the Corporation will assume a portion of the credit insurance risk in return for income from insurance premiums.

NOTE 12 - On December 14, 2000, the Board of Directors of Harleysville National Corporation approved a plan to repurchase up to 453,000 shares of its outstanding common stock. The repurchased shares will be used for general corporate purposes.

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

        Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of Harleysville National Corporation and its subsidiaries and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:

   *operating, legal and regulatory risks;

   *economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and

   *the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful

OVERVIEW
--------

        During the second quarter of 2001, the Corporation experienced record earnings within a sluggish economy, and surpassed the $2 Billion asset mark. The improved quarter and year-to-date earnings were the result of a rise in earning assets, improved other income levels, and continued control of operating expenses.

        Consolidated net income for the second quarter of 2001 was $7,121,000, an increase of $814,000, or 12.9%, over the second quarter of 2000 net income of $6,307,000. For the quarter ended June 30, 2001, basic earnings per share of $.78 were 14.7% higher than the $.68 earned during the second quarter of 2000 and diluted earnings per share at $.76 were up 11.8% from $.68 in the second quarter of last year. Consolidated net income for the first six months of 2001 was $13,652,000, an increase of $1,300,000, or 10.5%, over the first six months of 2000 net income of $12,352,000. Basic earnings per share for the first six months of 2001 of $1.49 increased 12.0% from the $1.33 in the comparable period last year. Diluted earnings per share of $1.46 for the first six months of 2001 were higher than the $1.33 year to date June 30, 2000.

PAGE 8
        The 2001 year to date increase in net income, compared to the same period in 2000, is the result of both higher net interest income and other operating income, partially offset by a higher provision for loan losses. Net interest income grew $2,151,000, primarily as a result of a 9.7% rise in average earning assets. Other operating income rose $3,802,000, due to higher deposit account service charge fees, trust fees, bank-owned life insurance and net gains on the sale of securities.

        For the six months ended June 30, 2001, the annualized return on average shareholders' equity and the annualized return on average assets were 15.45% and 1.38%, respectively. For the same period in 2000, the annualized return on average shareholders' equity was 16.65% and the annualized return on average assets was 1.37%. For the three months ended June 30, 2001, the annualized return on average shareholders' equity and the annualized return on average assets were 16.00% and 1.42%, respectively. For the second quarter in 2000, the annualized return on average shareholders' equity was 16.93% and the annualized return on average assets was 1.39%. The reductions in the return on average shareholders' equity for both periods is due to the increase in the accumulated other comprehensive income during 2001, compared to 2000. The increase in accumulated other comprehensive income is related to the rise in the market value of the investment securities available for sale. The year to date 2001 annualized return on average shareholders' equity, net of the accumulated other comprehensive income, was 15.71% for 2001, compared to 15.30% in 2000. The adjusted ratio for the second quarter of 2001 and 2000 were 16.30% and 15.53%, respectively.

        The Banks continue to focus on the quality of their loan portfolios. Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned were .29% of total assets at June 30, 2001 and December 31, 2000, compared to .32% at June 30, 2000. The Corporation did experience an increase in net loans charged off during the first six months of 2001, compared to the same period in 2000. Net loans charged off year to date 2001 were $2,112,000, compared to $694,000 in the first six months of 2000. This increase is primarily in the indirect consumer loan portfolio. Loans 90 days or more past due improved from $1,172,000 at June 30, 2000, to $475,000 at June 30, 2001.

        Net income is affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for future losses on loans; (3) other operating income, which is made up primarily of certain service fees and Investment Management and Trust Services income, and gains and losses from sales of securities; (4) other operating expenses, which consist primarily of salaries and other operating expenses; and
(5) income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------

        Net interest income for the first six months of 2001 of $35,210,000 increased $2,151,000, or 6.5%, over the same period in 2000, which produced net interest income of $33,059,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases in earning asset volumes in the first half of 2001, compared to the same period in 2000. The increase in interest income was partially offset by a rise in interest expense, primarily the result of higher volumes. The second quarter of 2001 net interest income increased 8.03%, compared to the same period in 2000. This rise was due to an increase in earning asset volumes and lower interest expense related to deposit and other borrowing rates, partially offset by higher interest expense related to higher deposit volumes.

        The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the six month and three month periods ended June 30, 2001 over June 30, 2000 by their rate and volume components.

PAGE 9

                              Six Months Ended               Three Months Ended
                               June 30, 2001                    June 30, 2001
                                Over/Under                       Over/Under
                               June 30, 2000                    June 30, 2000

                              Total        Caused by:        Total     Caused by:
                            ----------                    ----------

                             Variance     Rate    Volume    Variance    Rate   Volume
                            ----------  --------  -------  ----------  ------  -------
Interest Income:
  Securities * . . . . . .  $   1,811     ($603)  $ 2,414  $     751   ($521)  $ 1,272
  Money market instruments         (1)     (110)      109        144     (47)      191
  Loans *. . . . . . . . .      3,730        (5)    3,735      1,465    (418)    1,883
                            ----------  --------  -------  ----------  ------  -------
     Total . . . . . . . .      5,540      (718)    6,258      2,360    (986)    3,346
                            ----------  --------  -------  ----------  ------  -------

Interest Expense:
  Savings deposits . . . .      1,438       366     1,072        364    (133)      497
  Time deposits and
  certificates of deposit.      2,027       918     1,109        740      88       652
  Other borrowings . . . .       (336)     (489)      153       (252)   (445)      193
                            ----------  --------  -------  ----------  ------  -------
      Total. . . . . . . .      3,129       795     2,334        852    (490)    1,342
                            ----------  --------  -------  ----------  ------  -------

Net interest income. . . .  $   2,411   ($1,513)  $ 3,924  $   1,508   ($496)  $ 2,004
                            ==========  ========  =======  ==========  ======  =======
    *Tax Equivalent Basis

        Taxable-equivalent net interest income was $38,778,000 for the first six months of 2001, compared to $36,367,000 for the same period in 2000, a 6.6% or $2,411,000 increase. This increase was primarily due to a $3,924,000 increase related to volume, which was partially offset by a reduction in net interest income, related to rate. Total taxable-equivalent interest income grew $5,540,000, the result of higher volumes, offset by lower rates of loans and securities related to the reduction in interest rates during the first half of 2001. Average year-to-date loans and securities grew $90,899,000 and $68,834,000, respectively at June 30, 2001, compared to June 30, 2000.

        Total interest expense grew $3,129,000 during the first six months of 2001, compared to the same period in 2000. This growth was principally the result of higher volumes in all deposit categories and other borrowings. The average year-to-date growth in savings deposits and time deposits were $75,168,000 and $38,167,000, respectively. The primary increase in savings deposits was related to a rise in higher rate money market account products introduced during the last two years. Other borrowings grew 2.8% during this period. An increase in repurchase agreements was partially offset by decreases in FHLB borrowings and federal funds sold. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

        Taxable-equivalent net interest income of $19,852,000 was $1,508,000 or 8.2% higher in the second quarter of 2001, compared to $18,344,000 for the same period in 2000. Interest income grew $2,360,000 during the period, primarily due to a 10.7% rise in earning asset volumes. The increase in interest income was partially offset by a $852,000 rise in interest expense. The rates paid on savings accounts and other borrowings decreased and the rates on time deposits increased slightly during the second quarter of 2001, compared to the second quarter of 2000. Non-accruing loans are included in the average balance yield calculation, but the average non-accruing loans had no material effect on the results.

PAGE 10
INTEREST  RATE  SENSITIVITY  ANALYSIS

        The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Banks' Boards of Directors, is responsible for managing the rate sensitivity position. The Banks manage interest rate sensitivity by changing mix and repricing characteristics of their assets and liabilities through their investment securities portfolios, their offering of loan and deposit terms and borrowings from the FHLB. The nature of the Banks' current operations is such that they are not subject to foreign currency exchange or commodity price risk. The Banks do not own trading assets and they do not have any hedging transactions in place, such as interest rate swaps, caps or floors.

        The Banks use two principal reports to measure interest rate risk: asset/liability simulation reports; and net interest margin reports.
Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Banks' net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks. The June 30, 2001 report below forecasts changes in the Banks' market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Banks' existing assets and liabilities.



                                    CHANGE IN                   ASSET/LIABILITY
                   MARKET VALUE    MARKET VALUE    PERCENTAGE      APPROVED
                   OF EQUITY        OF EQUITY        CHANGE      PERCENT CHANGE
                   ------------  ----------------  -----------  ---------------
+200 Basis Points       261,481           (4,040)       -1.52%          +/- 30%
+100 Basis Points       269,859            4,338         1.63%          +/- 30%
Flat Rate . . . .       265,521                -         0.00%          +/- 30%
-100 Basis Points       243,884          (21,637)       -8.15%          +/- 30%
-200 Basis Points       214,805          (50,716)      -19.10%          +/- 30%

        In the event the Banks should experience an excessive decline in their market value of equity resulting from changes in interest rates, they have a number of options which it they could utilize to remedy such a mismatch. The Banks could restructure their investment portfolios through sale or purchase of securities with more favorable repricing attributes. They could also emphasize loan products with appropriate maturities or repricing attributes, or attract deposits or obtain borrowings with desired maturities.


NET  INTEREST  MARGIN
---------------------

        The net interest margin of 4.16% for the six-month period ended June 30, 2001, decreased from the 4.28% net interest margin for the first six months of 2000. The decrease in the net interest margin is the result of a reduction in the yield earned on earning assets and an increase in funding cost. The yield on earning assets of 7.80% during the first six months of 2001 was lower than the 7.90% earned during the same period in 2000. The decrease in the yield was due to lower yields in both investment securities and money market instruments, related to the impact of the decrease in interest rates during this period. During the first six months of 2001, the Corporation was able to maintain the same 8.22% yield on loans as it did in the first six months of 2000. During the first half of 2001, the average interest rate paid on interest-bearing deposits and other borrowings of 4.40% was higher than the first six months of 2000 rate of 4.32%. This rise in rates paid on interest bearing deposits is due to the higher cost of funding related to the competitive deposit gathering environment. Compared to the entire year 2000 net interest margin of 4.14%, the Corporation has managed a 2 basis point increase in the net interest margin during the first six months of 2001. The second quarter of 2001 net interest margin of 4.19% was lower than the second quarter 2000 net interest margin of 4.28%.

PAGE 11
PROVISION  FOR  LOAN  LOSSES
----------------------------

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

       While management considers the allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management's assumptions as to future delinquencies, recoveries and losses and management's intent with regard to the disposition of loans and leases. In addition, the OCC, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. The OCC may require the Banks to recognize additions to the allowance for credit losses based on their judgements about information available to them at the time of their examination.

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

       The historical loss components of the allowance represent the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio.

       The historical loss components of the allowance for commercial loans is based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectibility of loans in the commercial portfolio. The Banks analyze all commercial loans that are being monitored as potential credit problems, via Watchlist Memorandum, to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and / or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates, adjusted, via the risk window, to reflect current events and conditions.

       The industry concentration component is recognized as a possible factor in the estimation of credit losses. Two industries represent possible concentrations; commercial real estate and automobile dealers. No specific loss-related observable data is recognized by management currently, therefore no specific factor is calculated in the reserve solely for the impact of these concentrations, although management continues to carefully consider relevant data for possible future sources of observable data.

       The historic loss model imprecision component (soft factors and unallocated portion) reflects management's belief that there are additional inherent credit losses based on loss attributes not adequately captured in the statistical

PAGE 12
/ historical loss component and is an assessment of information delay and its impact on the timeliness of the risk rating process and loss recognition. The principal observable data utilized by management as the driver of the loss recognition and measurement of this component is an internal management measure of the age of financial information used in the borrower debt service analysis. This is also a key judgmental component, as experiential data confirms that measurable losses lag the empirical model as a downward credit cycle begins.

         For the first six months of 2001 the provision for loan losses was $1,610,000, compared to $1,055,000, for the same period in 2000. The higher provision for loan losses during the first half of 2001, compared to the same period in 2000 is attributed to the growth in loans during this period and an increase in net loans charged off. Net loans charged off was $2,112,000 for the six months ended June 30, 2001, compared to $694,000 for the six months ended June 30, 2000. The increase in loans charged off was primarily due to indirect consumer related loans. The ratio of nonperforming assets to total assets for June 30, 2001 of .29% did not change from December 31, 2000, and was lower than the June 30, 2000 ratios of .32%.

Allowance  for  Loan  Losses
----------------------------
Transactions  in  the  allowance  for  loan  losses  are  as  follows:

                                                        2001         2000
                                                      ------------  ------
Balance, beginning of year                      $   15,210,000   $14,887,000
   Provision charged to operating expenses           1,610,000     1,055,000
   Loans charged off                                (2,443,000)     (992,000)
   Recoveries                                          331,000       298,000
                                                ---------------  ------------
Balance, June 30                                    14,708,000    15,248,000
                                               ===============  ============

Ratios: . . . . . . . . . . . . . . . . . . . . .   June 30, 2001  Dec. 31, 2000  June 30, 2000
-------------------------------------------------  -------------  -------------  ---------------
Allowance for loan losses to nonperforming assets        249.0%         268.3%        257.7%
Nonperforming assets to total loans & net assets
     acquired in foreclosure                              0.46%          0.47%         0.50%
Nonperforming assets to total assets                      0.29%          0.29%         0.32%
Allowance for loan losses to total loans                  1.15%          1.25%         1.30%

The following table sets forth an allocation of the allowance for loan losses by loan category:

                               June 30, 2001
                               -------------
                                         Percent
                              Amount    of Loans
                             --------  ---------
Commercial and industrial    $  5,176        26%
Consumer loans. . . . . .       5,355        34%
Real estate . . . . . . .       2,695        30%
Lease financing . . . . .       1,482        10%
                             --------  ---------
  Total . . . . . . . .   .  $ 14,708       100%
                             ========  =========

        Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.46% of total loans and net assets acquired in foreclosure at June 30, 2001, compared to 0.47% at December 31, 2000 and 0.50% at June 30, 2000. The ratio of the allowance for loan losses to loans at June 30, 2001 of 1.15% decreased from the December 31, 2000 and June 30, 2000 ratios of 1.25% and 1.30%, respectively.

PAGE 13
        Nonaccruing loans at June 30, 2001 of $5,581,000,000, increased $211,000 from the December 31, 2000 level of $5,370,000, and grew $1,131,000 from the
June 30, 2000 level of $4,450,000. The increase in nonaccruing loans at June 30, 2001, compared to June 30, 2000 was primarily the result of an increase in commercial nonaccruing loans.

        Net assets in foreclosure totaled $316,000 as of June 30, 2001, an increase of $28,000 from the December 31, 2000 balance of $288,000. During the first six months of 2001, transfers from loans to assets in foreclosure were $753,000; payments on foreclosed properties totaled $725,000. There were no write-downs of assets in foreclosure during the first six months of 2001. The loans transferred to assets in foreclosure included commercial loans of $140,000, consumer loans of $24,000 and leases of $589,000. The balance of net assets in foreclosure at June 30, 2000 was $1,017,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value. As of June 30, 2001 and December 31, 2000, troubled debt restructured loans totaled $11,000.

        Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of June 30, 2001, loans past due 90 days or more and still accruing interest were $475,000, compared to $514,000 as of December 31, 2000 and $1,172,000 as of June 30, 2000. The decrease in loans past due 90 days at June 30, 2001, compared June 30, 2000 was primarily the result of a decrease in commercial loans past due 90 days.


The  following  information  concerns  impaired  loans:
                                                      June 30, 2001   Dec. 31, 2000   June 30, 2000
                                                      --------------  --------------  --------------
    Impaired Loans . . . . . . . . . . . . . . . . .  $    3,714,000  $    3,322,000  $    3,140,000
                                                      ==============  ==============  ==============

     Average year-to-date impaired loans:. . . . . .  $    3,315,000  $    2,965,000  $    2,605,000
                                                      ==============  ==============  ==============

     Impaired loans with specific loss allowances: .  $    3,714,000  $    3,322,000  $    3,140,000
                                                      ==============  ==============  ==============

     Loss allowances reserved on impaired loans: . .  $      411,000  $      377,000  $      347,000
                                                      ==============  ==============  ==============

    Year-to-date income recognized on impaired loans  $       55,000  $      128,000  $       37,000
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

PAGE 14

OTHER  OPERATING  INCOME
------------------------
                           Six  Months  Ended  June  30,          Three  Months  Ended  June  30,
                          -----------------------------           -------------------------------

                                          2001    2000     2001    2000
                                 -------------  -------  ------  -------
                             (Dollars in thousands)     (Dollars in thousands)
Service charges . . . . . . . .  $       2,475  $1,870   $1,448  $  950
Security gains (losses), net. .          1,783    (192)   1,063     (80)
Trust income. . . . . . . . . .          1,715   1,462      887     770
Bank-owned life insurance . . .          1,284     727      593     381
Other income. . . . . . . . . .          2,056   1,644    1,130     836
                                         -----   -----    -----   ------
  Total other operating income.  $       9,313  $5,511   $5,121  $2,857
                                 =============  =======  ======  =======

Other operating income for the first six months of 2001 increased $3,802,000, or 69.0%, from $5,511,000 at June 30, 2000 to $9,313,000 at June 30, 2001. A
$1,975,000 increase in security gains contributed to this rise. The rise in other income was $1,827,000, or 32.0%, not inclusive of the securities gains and losses. This rise in other operating income is the result of a $605,000 increase in service charges, a $253,000 growth in trust income and a $412,000 increase in other income. Bank-owned life insurance (BOLI) income rose $557,000. The second quarter 2001 other income was 79.2% higher than the second quarter of 2000. A $1,143,0000 rise in security gains was the primary factor in this rise, along with increases in the all of the remaining other income categories.

        Service charges grew $605,000 or 32.4% in the first six months of 2001, compared to the same period in 2000. This rise is the result of an increase in fees charged on transaction deposit accounts, attributed to the increase in average deposit transaction accounts and through the Corporation's strategies to enhance fee income. The driving force behind the increase in service charges was the introduction of a new overdraft product in March 2001. The growth in overdraft fees during the first six months of 2001 was $483,000, compared to the first half of 2000. The remaining increase is related to the growth in average transaction deposits and enhanced fee structures. The 2001 second quarter service charge income of $1,448,000 increased $498,000 or 52.4% over the second quarter of 2000, primarily due to an increase in overdraft fees.

        The Corporation recorded net security gains on the sale of securities of $1,783,000 in the first six months of 2001, compared to a $192,000 loss in the first half of 2000. The Corporation recorded net security gains on the sale of securities of $1,063,000 in the second quarter of 2001 and a net loss of $80,000 in the second quarter of 2000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the risk within different interest rate environments.

        Income from the Investment Management and Trust Services Division grew $253,000, or 17.3% in the first six months of 2001 and $117,000, or 15.2% in the second quarter of 2001, compared to the same periods in 2000. These increases were the result of both an increase in the book value of trust assets under management of 15.9% from June 30, 2000 to June 30, 2001, and the Corporation's continuing emphasis on marketing the Investment Management and Trust Services
Division's  products  and  services.

       The Corporation's average 2001 year to date investment in bank-owned life insurance (BOLI) of $38,091,000 exceeded the $26,105,000 averaged during the same period in 2000. This growth was the basis for the rise in BOLI income from $727,000 in the first half of 2000 to $1,284,000 for the same period in 2001. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income. The Corporation recognized $593,000 of BOLI income during the second quarter of 2001 and $381,000 during the second quarter of 2000.

        Other income for the first six months of 2001 increased $412,000, or 25.1%, compared to the same period in 2000. The second quarter of 2001 other income of $1,130,000 grew $294,000, or 35.2%, over the second quarter of

PAGE 15
2000. Contributing to this rise were increases related to fees earned on the sale of alternative investment products including mutual funds and annuities and gains on the sale of residential mortgage loans. Partially offsetting these increases was a reduction in the gains on the sale of off lease vehicles.


OTHER  OPERATING  EXPENSES
--------------------------
                           Six  Months  Ended  June  30,   Three  Months  Ended  June  30,
                           -----------------------------   -------------------------------

                                          2001      2000     2001     2000
                                   -----------------------  -------  -------  -------
                                    (Dollars in thousands)    (Dollars in thousands)
Salaries. . . . . . . . . . . . .  $      10,712  $ 9,633  $ 5,498  $ 4,865
Employee benefits . . . . . . . .          2,193    1,950    1,107      964
Occupancy expense . . . . . . . .          1,665    1,475      763      698
Furniture and equipment expense .          2,466    2,397    1,258    1,219
Other expenses. . . . . . . . . .          8,669    7,121    4,614    3,901
                                   -------------  -------  -------  -------
  Total other operating expenses.  $      25,705  $22,576  $13,240  $11,647
                                   =============  =======  =======  =======

        Other operating expenses for the first six months of 2001 of $25,705,000 increased $3,129,000, or 13.9%, from $22,576,000 for the same period in 2000. The rise in operating expenses was partially the result of costs related to a one-time expense related to the organization of a consumer loan reinsurance company of $329,000. Also contributing to this rise in other operating expenses were costs associated with an increase in lease residual losses and the introduction of alternative investment products including mutual funds and annuities during the last quarter of 2000.

        Employee salaries increased $1,079,000, or 11.2% from $9,633,000 for the first six months of 2000 to $10,712,000 for the same period in 2001. Employee benefits of $2,193,000 expensed in the first six months of 2001, were $243,000, or 12.5% higher than the $1,950,000 of employee benefits expensed during the same period in 2000. The second quarter 2001 salary and employee benefits exceeded the second quarter of 2000 levels by 13.0% and 14.8%, respectively. The increase in salaries and employee benefits reflects merit increases, expenses related to the sale of alternative investment products and additional staff necessitated by the growth of the Banks.

        Net occupancy expense increased $190,000, or 12.9%, from $1,475,000 in the first six months of 2000 to $1,665,000 in the first six months of 2001. Net occupancy expenses grew 9.3% in the second quarter of 2001, compared to the second quarter of 2000. Contributing to this increase were higher energy costs, higher than normal snow removal expenses and a reduction in rental income. Equipment expenses increased $69,000, or 2.9%, during the first six months of 2001, compared to the same period in 2000. The second quarter equipment expenses grew $39,000, or 3.2% over the second quarter of 2000. These increases are due to a rise in equipment rental expenses, partially offset by lower depreciation and maintenance costs.

        Other expenses increased $1,548,000, or 21.7%, from $7,121,000 in the first six months of 2000, compared to $8,669,000 in other expenses recorded during the same period in 2001. Second quarter 2001 other expenses of $4,614,000 were 18.3% higher than the second quarter of 2000 other expenses of $3,901,000. The rise in other operating expense was the result of a $1,149,000 increase in the off lease vehicles residual reserve, and the $329,000 non-recurring organization expenses associated with the consumer loan reinsurance company. The Corporation reviews the off lease vehicles residual reserve account on a quarterly basis, and anticipates continued above normal expenses to the reserve for the remainder of 2001. Not inclusive of these two expenses, year to date June 30, 2001 other operating expense increased 1.0%, compared to the same period in 2000.

PAGE 16
INCOME  TAXES
-------------

        Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and tax-free loans.

BALANCE  SHEET  ANALYSIS
------------------------

        Total assets grew $120,012,000, or 6.2%, from $1,935,213,000 at December
31, 2000 to $2,055,225,000 at June 30, 2001. This growth was primarily the result of an increase in earning assets, which grew $113,121,000 to $1,930,143,000 at June 30, 2001, from $1,817,022 at December 31, 2000. During the first six months of 2001, loans grew $65,935,000, securities rose $38,555,000, federal funds sold increased $5,000,000, and interest-bearing deposits in Banks grew $3,631,000.

       The balance of securities available for sale at June 30, 2001 of $610,485,000 increased $39,866,000 compared to the December 31, 2000 balance of $570,619,000. During the first six months of 2001, $164,238,000 of securities were sold which generated a pretax loss of $1,783,000. In comparison, $46,196,000 of securities available for sale were sold during the first half of 2000 to generate a pretax loss of $192,000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the risk within different interest rate environments. The balance of investment securities held to maturity decreased $1,311,000 during the first half of 2001.

        Total loans grew $65,935,000 or 5.4% during the first six months of 2001. Contributing to this growth were increases in commercial loans, commercial mortgages, and indirect consumer loans. A rise in equipment leasing was offset by a decrease in leased vehicles.

        Total  deposits  increased  $113,801,000, or 7.6% from $1,489,050,000 at
December 31, 2000 to $1,602,851,000 at June 30, 2001. This increase was primarily due to the growth in both time deposits greater than $100,000 and money market accounts during this period. Time deposits over $100,0000 increased $39,863,000 as a result of the seasonal flow of municipal funds. Money market accounts grew $35,291,000 as a result of the growth in balances of higher rate money market account products. Time deposits under $100,000 increased $24,481,000, non-interest-bearing accounts rose $8,852,000 and savings deposits grew $8,309,000. Interest-bearing checking accounts decreased $2,995,000.

       Other borrowings experienced a decrease of $8,796,000 during the first six months of 2001. This decrease is the result of a $44,500,000 reduction in federal funds purchased. Offsetting this decrease were gains to FHLB borrowings, securities sold under agreements to repurchase and U.S. Treasury demand notes of $25,000,000, $5,323,000 and $226,000, respectively. The Corporation also issued $5,155,000 of 10.2% junior subordinate deferrable interest debentures during 2001.

CAPITAL
-------

        Capital formation is important to the Corporation's well being and future growth. Capital for the period ending June 30, 2001 was $179,952,000, an increase of $6,416,000 over the end of 2000. The increase is the result of both the retention of the Corporation's earnings and an increase in the unrealized gains on investment securities available for sale, partially offset by the purchase of treasury stock during the first half of 2001. Net unrealized gains and losses on investment securities available for sale are recorded as accumulated other comprehensive income (loss) in the equity section of the balance sheet. The accumulated other comprehensive income at June 30, 2001 was a gain of $4,128,000, compared to a gain of $1,422,000 at December 31, 2000. As part of its plan to repurchase shares of outstanding common stock, the Corporation repurchased $4,551,000 of common stock during the first half of 2001. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

PAGE 17

(Dollars  in  thousands)

                                                                             For Capital
As of June 30, 2001                           Actual     Actual           Adequacy Purposes
---------------------------------------
                                              Amount      Ratio             Amount    Ratio
                                           ------------  -------  ------------------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    195,552   13.12%  $          119,217   8.00%
Harleysville National Bank. . . . . . . .       112,140   10.23%              87,669   8.00%
Citizens National Bank. . . . . . . . . .        38,539   14.25%              21,638   8.00%
Security National Bank. . . . . . . . . .        14,160   12.90%               8,782   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    180,246   12.10%  $           59,609   4.00%
Harleysville National Bank. . . . . . . .       102,292    9.33%              43,834   4.00%
Citizens National Bank. . . . . . . . . .        35,152   13.00%              10,819   4.00%
Security National Bank. . . . . . . . . .        13,176   12.00%               4,391   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    180,246    8.99%  $           80,243   4.00%
Harleysville National Bank. . . . . . . .       102,292    7.19%              56,901   4.00%
Citizens National Bank. . . . . . . . . .        35,152    8.39%              16,753   4.00%
Security National Bank. . . . . . . . . .        13,176    8.95%               5,888   4.00%


                                      To Be Well Capitalized
                                      Under Prompt Corrective
                                          Action Provision

                                           Amount    Ratio
                                           --------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .   109,586  10.00%
Citizens National Bank. . . . . . . . . .    27,047  10.00%
Security National Bank. . . . . . . . . .    10,977  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .    65,752   6.00%
Citizens National Bank. . . . . . . . . .    16,228   6.00%
Security National Bank. . . . . . . . . .     6,586   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .    71,126   5.00%
Citizens National Bank. . . . . . . . . .    20,942   5.00%
Security National Bank. . . . . . . . . .     7,360   5.00%

PAGE 18

(Dollars  in  thousands)

                                                                         For Capital Adequacy
As of December 31, 2000                           Actual         Actual        Purposes
-----------------------------------------
                                                  Amount          Ratio    Amount     Ratio
                                           ---------------------  -------  ---------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $             186,989   13.35%  $ 112,063   8.00%
Harleysville National Bank. . . . . . . .                106,549   10.46%     81,461   8.00%
Citizens National Bank. . . . . . . . . .                 37,622   14.36%     20,955   8.00%
Security National Bank. . . . . . . . . .                 13,553   12.65%      8,572   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $             171,226   12.22%  $  56,031   4.00%
Harleysville National Bank. . . . . . . .                 95,980    9.43%     40,731   4.00%
Citizens National Bank. . . . . . . . . .                 34,344   13.11%     10,477   4.00%
Security National Bank. . . . . . . . . .                 12,509   11.67%      4,286   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $             171,226    8.97%  $  76,313   4.00%
Harleysville National Bank. . . . . . . .                 95,980    7.12%     53,932   4.00%
Citizens National Bank. . . . . . . . . .                 34,344    8.51%     16,147   4.00%
Security National Bank. . . . . . . . . .                 12,509    8.70%      5,754   4.00%


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

        Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital includes the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 2001, the Corporation's Tier 1 risk-adjusted capital ratio was 12.10%, and the total risk-adjusted capital ratio was 13.12%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at June 30, 2001.

        The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 8.99% at June 30, 2001 and 8.97% at December 31, 2000.

        The year-to-date June 30, 2001 cash dividend per share of $.60 was 13.2% higher than the cash dividend for the same period in 2000 of $.53. The dividend payout ratio for the first six months of 2001 was 40.3%, compared to 40.7% for the twelve month period ended December 31, 2000. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first six months of 2001.

LIQUIDITY
---------

        Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model's projection of potential sources and uses of funds for the next 120 days. The resulting projections as of June 30, 2001 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds, which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. Unused lines of credit at the FHLB of Pittsburgh were $115,032,000, as of June 30, 2001. The Banks also have unused federal funds lines of credit of $40,000,000 and non-pledged investment securities available for sale of $139,990,000 as of June 30, 2001.

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

Environmental  Regulations
--------------------------

       There are several federal and state statutes which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of a loan issued by the bank. Currently, neither the Corporation nor the Banks are a party to any pending legal proceedings pursuant to any environmental statute, nor are the Corporation and the Banks aware of any circumstances that may give rise to liability under any such statute.

Branching
---------

       The Corporation's subsidiaries currently plan to open at least one new branch. During the third quarter of 2001, Harleysville National Bank plans to open a location in Souderton, Pennsylvania. This new branch site is contiguous to our current service area and was chosen to expand the Banks' market area and market share of loans and deposits. During the second quarter of 2001, Harleysville National Bank closed its Spring City branch and moved the customer relationships to their Royersford branch. Also during the second quarter of 2001, Citizens National Bank closed its Walnutport office and moved the customer relationships to their Slatington office.

Acquisition
-----------

       On April 28, 2000, the Corporation consummated its acquisition of Citizens Bank and Trust Company. Under the terms of the merger, accounted for as a pooling-of-interest, Citizens Bank and Trust Company's shareholders received 166 shares of Harleysville National Corporation common stock for each share of Citizens Bank and Trust

Company stock. Upon the completion of the acquisition, Citizens Bank and Trust Company's banking operations were merged into those of Citizens National Bank, a wholly owned subsidiary of Harleysville National Corporation.

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

Item 2. . . . . .  Change in Securities and Use of Proceeds
-----------------  ---------------------------------------------------
  Not applicable.

Item 3. . . . . .  Defaults Upon Senior Securities
-----------------  ---------------------------------------------------
  Not applicable.

Item 4. . . . . .  Submission of Matters to a Vote of Security Holders
-----------------  ---------------------------------------------------
  None.

Item 5. . . . . .  Other Information
-----------------  ---------------------------------------------------
  None.

Item 6. . . . . .  Exhibits and Reports on Form 8-K
-----------------  ---------------------------------------------------

     (a)  Exhibits:  The  following  exhibits  are  being  filed  as  part  of  this  Report:

Exhibit  No.     Description  of  Exhibits
-----------      -------------------------
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

   11)    Computation of Earnings per Common Share.   The information for this Exhibit is incorporated by
        reference to page 4 of this Form 10-Q.

        (b)  Reports on Form 8-K

        Current Report on Form 8-K, dated April 9, 2001, filed with the Commission on April 24, 2001, reporting  the Registrant's first quarter 2001 press release.


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




HARLEYSVILLE  NATIONAL  CORPORATION





/s/ Walter E. Daller, Jr.
________________________
Walter E. Daller, Jr., President and Chief Executive Officer
(Principal executive officer)


  /s/Gregg J. Wagner
  ________________________
  Gregg J. Wagner, Executive Vice President - Finance
  (Principal financial and accounting officer)






Date:  August  14,  2001

EXHIBIT  INDEX
--------------

Exhibit  No.     Description  of  Exhibits
-----------      -------------------------


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
