Form 10-Q
period 2001-09-30
HARLEYSVILLE NATIONAL CORP
filed 2001-11-14
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001.
                                              ------------------

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
(State or other jurisdiction of . . . . . . . . . .     IRS  Employer
incorporation or organization . . . . . . . . . . .  Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,267,029 shares of Common
Stock,  $1.00  par  value,  outstanding  on  October  31,  2001.

                                    HARLEYSVILLE NATIONAL CORPORATION

                                        INDEX TO FORM 10-Q REPORT
                                                                                                     PAGE
                                                                                                     ----
Part I.  Financial Information

     Item 1. Financial Statements:

Consolidated Balance Sheets - September 30, 2001 and December 31, 2000. . . . . . . . . . . . . . .     3

Consolidated Statements of Income - Nine Months and Three Months Ended September 30, 2001
             and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000 . . . . . . .     5

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     8

     Item 3. Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . .    22

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 2.  Change in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . .    23

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .    23

     Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    23

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

                                    PART  1.  FINANCIAL  INFORMATION
                        HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                      CONSOLIDATED  BALANCE  SHEETS
  (Dollars  in  thousands)                   (Unaudited)

                                                                       September 30, 2001    December 31, 2000
                                                                      --------------------  -------------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . .  $            56,791   $           52,018
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . .               17,000                    0
Interest-bearing deposits in banks . . . . . . . . . . . . . . . . .                9,693                3,507
                                                                      --------------------  -------------------
    Total cash and cash equivalents. . . . . . . . . . . . . . . . .               83,484               55,525
                                                                      --------------------  -------------------

Investment securities available for sale . . . . . . . . . . . . . .              688,101              570,619
Investment securities held to maturity
 (market value $27,945 and $31,601, respectively). . . . . . . . . .               26,845               30,841
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,302,928            1,209,605
Less: Unearned income. . . . . . . . . . . . . . . . . . . . . . . .                3,074                2,450
         Allowance for loan losses . . . . . . . . . . . . . . . . .              (15,348)             (15,210)
                                                                      --------------------  -------------------
             Net loans . . . . . . . . . . . . . . . . . . . . . . .            1,290,654            1,196,845
                                                                      --------------------  -------------------
Bank premises and equipment, net . . . . . . . . . . . . . . . . . .               21,221               21,870
Accrued income receivable. . . . . . . . . . . . . . . . . . . . . .               13,388               12,391
Other real estate owned. . . . . . . . . . . . . . . . . . . . . . .                  404                  288
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . .                1,576                1,697
Bank-owned life insurance. . . . . . . . . . . . . . . . . . . . . .               39,289               37,471
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                7,554                7,666
                                                                      --------------------  -------------------
         Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $         2,172,516   $        1,935,213
                                                                      ====================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . .              233,066              227,446
   Interest-bearing:
     Checking accounts . . . . . . . . . . . . . . . . . . . . . . .              155,086              163,807
     Money market accounts . . . . . . . . . . . . . . . . . . . . .              390,340              333,622
     Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . .              175,729              161,233
     Time, under $100,000. . . . . . . . . . . . . . . . . . . . . .              500,259              430,074
     Time, $100,000 or greater . . . . . . . . . . . . . . . . . . .              253,228              172,868
                                                                      --------------------  -------------------
          Total deposits . . . . . . . . . . . . . . . . . . . . . .            1,707,708            1,489,050
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .               26,281               22,346
U.S. Treasury demand notes . . . . . . . . . . . . . . . . . . . . .                2,484                2,055
Federal funds purchased. . . . . . . . . . . . . . . . . . . . . . .                    0               44,500
Federal Home Loan Bank (FHLB) borrowings . . . . . . . . . . . . . .              127,750              110,750
Securities sold under agreements to repurchase . . . . . . . . . . .               85,639               74,083
Guaranteed preferred beneficial interest in Corporation's
  subordinated debentures. . . . . . . . . . . . . . . . . . . . . .                5,155                    0
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .               28,746               18,893
                                                                      --------------------  -------------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . .            1,983,763            1,761,677
                                                                      --------------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued. . . . . . . . . . .                    0                    0
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 18,554,469 shares in 2001 and
       18,527,057 shares in 2000 . . . . . . . . . . . . . . . . . .               18,554               18,527
    Additional paid in capital . . . . . . . . . . . . . . . . . . .               71,205               70,596
    Retained Earnings. . . . . . . . . . . . . . . . . . . . . . . .               96,096               83,244
    Treasury stock, at cost: 2001- 285,440; 2000 - 8,500 . . . . . .               (5,301)                (253)
    Accumulated other comprehensive income . . . . . . . . . . . . .                8,199                1,422
                                                                      --------------------  -------------------
          Total shareholders' equity . . . . . . . . . . . . . . . .              188,753              173,536
                                                                      --------------------  -------------------
          Total liabilities and shareholders' equity . . . . . . . .  $         2,172,516   $        1,935,213
                                                                      ====================  ===================

See  accompanying  notes  to  consolidated  financial  statements.

                                 HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                          CONSOLIDATED  STATEMENTS  OF  INCOME

 (Unaudited)                                       Nine months ended September  30,   Three months ended September  30,

(Dollars  in  thousands  except  weighted  average  number
 of  common  shares  and  per  share  information)
                                                              2001          2000         2001         2000
                                                           -----------  ------------  -----------  -----------
INTEREST INCOME:
Loans, including fees . . . . . . . . . . . . . . . . . .  $    68,008  $    64,480   $    22,821  $    22,258
Lease financing . . . . . . . . . . . . . . . . . . . . .        7,377        6,540         2,439        2,309
Investment securities:
   Taxable. . . . . . . . . . . . . . . . . . . . . . . .       19,820       17,811         6,893        6,119
   Exempt from federal taxes. . . . . . . . . . . . . . .        8,174        8,017         2,551        2,768
Federal funds sold. . . . . . . . . . . . . . . . . . . .          449          216           215           52
Deposits in banks . . . . . . . . . . . . . . . . . . . .          227          295            90           87
                                                           -----------  ------------  -----------  -----------
      Total interest income . . . . . . . . . . . . . . .      104,055       97,359        35,009       33,593
                                                           -----------  ------------  -----------  -----------
INTEREST EXPENSE:
Savings deposits. . . . . . . . . . . . . . . . . . . . .       13,939       13,154         4,170        4,823
Time, under $100,000. . . . . . . . . . . . . . . . . . .       19,431       17,230         6,715        6,018
Time, $100,000 or greater . . . . . . . . . . . . . . . .        8,447        8,165         2,773        3,014
Borrowed funds. . . . . . . . . . . . . . . . . . . . . .        8,262        9,220         2,585        3,207
                                                           -----------  ------------  -----------  -----------
      Total interest expense. . . . . . . . . . . . . . .       50,079       47,769        16,243       17,062
                                                           -----------  ------------  -----------  -----------
      Net interest income . . . . . . . . . . . . . . . .       53,976       49,590        18,766       16,531
Provision for loan losses . . . . . . . . . . . . . . . .        2,962        1,636         1,353          581
                                                           -----------  ------------  -----------  -----------
      Net interest income after provision for loan losses       51,014       47,954        17,413       15,950
                                                           -----------  ------------  -----------  -----------
OTHER OPERATING INCOME:
Service charges . . . . . . . . . . . . . . . . . . . . .        3,878        2,814         1,403          943
Security  gains (losses), net . . . . . . . . . . . . . .        3,923         (105)        2,140           87
Trust income. . . . . . . . . . . . . . . . . . . . . . .        2,541        2,252           826          790
Bank-owned life insurance . . . . . . . . . . . . . . . .        1,818        1,302           535          576
Other Income. . . . . . . . . . . . . . . . . . . . . . .        3,409        2,496         1,352          852
                                                           -----------  ------------  -----------  -----------
      Total other operating income. . . . . . . . . . . .       15,569        8,759         6,256        3,248
                                                           -----------  ------------  -----------  -----------
      Net interest income after provision for loan losses
         and other operating income . . . . . . . . . . .       66,583       56,713        23,669       19,198
                                                           -----------  ------------  -----------  -----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits . . . . . . . . . .       19,644       17,474         6,739        5,891
Occupancy . . . . . . . . . . . . . . . . . . . . . . . .        2,457        2,201           792          726
Furniture and equipment . . . . . . . . . . . . . . . . .        3,776        3,783         1,310        1,386
Other expenses. . . . . . . . . . . . . . . . . . . . . .       13,572       10,122         4,903        3,001
                                                           -----------  ------------  -----------  -----------
      Total other operating expenses. . . . . . . . . . .       39,449       33,580        13,744       11,004
                                                           -----------  ------------  -----------  -----------
      Income before income taxes. . . . . . . . . . . . .       27,134       23,133         9,925        8,194
Income tax expense. . . . . . . . . . . . . . . . . . . .        5,859        4,041         2,302        1,454
                                                           -----------  ------------  -----------  -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . .  $    21,275  $    19,092   $     7,623  $     6,740
                                                           ===========  ============  ===========  ===========

Weighted average number of common shares:
        Basic . . . . . . . . . . . . . . . . . . . . . .   18,318,042   18,547,868    18,264,538   18,540,652
                                                           ===========  ============  ===========  ===========
        Diluted . . . . . . . . . . . . . . . . . . . . .   18,747,858   18,569,052    18,694,354   18,561,836
                                                           ===========  ============  ===========  ===========
Net income per share information:
        Basic . . . . . . . . . . . . . . . . . . . . . .  $      1.16  $      1.03   $      0.42  $      0.36
                                                           ===========  ============  ===========  ===========
        Diluted . . . . . . . . . . . . . . . . . . . . .  $      1.14  $      1.03   $      0.41  $      0.36
                                                           ===========  ============  ===========  ===========
Cash dividends per share. . . . . . . . . . . . . . . . .  $      0.46  $      0.41   $      0.16  $      0.14
                                                           ===========  ============  ===========  ===========

See  accompanying  notes  to  consolidated  financial  statements.

                             HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                 (Unaudited)

(Dollars in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . .         Nine Months Ended September 30,
OPERATING ACTIVITIES:. . . . . . . . . . . . . . . . . . . . . . . . . . .                 2001            2000
                                                                            --------------------  --------------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            21,275   $      19,092
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .                2,962           1,636
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .                2,033           2,177
    Net amortization of investment
      securities discount/premiums . . . . . . . . . . . . . . . . . . . .                  692             383
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .                2,091           3,647
    Net realized security (gain) loss. . . . . . . . . . . . . . . . . . .               (3,923)            105
    Increase in accrued income receivable. . . . . . . . . . . . . . . . .                 (997)         (1,775)
    Increase in accrued interest payable . . . . . . . . . . . . . . . . .                3,935           2,817
    Decrease (increase) in other assets. . . . . . . . . . . . . . . . . .                  113          (4,374)
    Increase in other liabilities. . . . . . . . . . . . . . . . . . . . .                4,113           2,485
    Increase in unearned income. . . . . . . . . . . . . . . . . . . . . .                 (624)         (1,714)
    Write-down of other real estate owned. . . . . . . . . . . . . . . . .                   17              83
    Decrease in intangible assets. . . . . . . . . . . . . . . . . . . . .                  122             272
                                                                            --------------------  --------------
       Net cash provided by operating activities . . . . . . . . . . . . .               31,809          24,834
                                                                            --------------------  --------------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale. . . . .              281,930          80,539
  Proceeds, maturity or calls of investment securities held to maturity. .                4,051           5,213
  Proceeds, maturity or calls of investment securities available for sale.               88,014          20,816
  Purchases of investment securities held to maturity. . . . . . . . . . .                    0         (19,740)
  Purchases of investment securities available for sale. . . . . . . . . .             (473,824)       (134,279)
  Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . .              (97,243)        (72,835)
  Net increase in premises and equipment . . . . . . . . . . . . . . . . .               (1,385)         (2,443)
  Purchase of bank-owned life insurance. . . . . . . . . . . . . . . . . .               (1,818)        (11,302)
  Proceeds from sales of other real estate . . . . . . . . . . . . . . . .                  963           2,010
                                                                            --------------------  --------------
       Net cash used in investing activities . . . . . . . . . . . . . . .             (199,312)       (132,021)
                                                                            --------------------  --------------
FINANCING ACTIVITIES:
  Net increase in deposits . . . . . . . . . . . . . . . . . . . . . . . .              218,658         143,856
  Increase (decrease) in U.S. Treasury demand notes. . . . . . . . . . . .                  429          (1,138)
  (Decrease) increase in federal funds purchased . . . . . . . . . . . . .              (44,500)         11,500
  Increase (decrease) in FHLB borrowings . . . . . . . . . . . . . . . . .               17,000         (19,500)
  Increase (decrease) in securities sold under agreement . . . . . . . . .               11,556         (28,180)
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . .                5,155               0
  Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (8,423)         (7,469)
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . .               (5,048)           (325)
  Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  635              46
                                                                            --------------------  --------------
    Net cash provided by financing activities. . . . . . . . . . . . . . .              195,462          98,790
                                                                            --------------------  --------------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . .               27,959          (8,397)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .               55,525          63,491
                                                                            --------------------  --------------
Cash and cash equivalents at end of the period . . . . . . . . . . . . . .  $            83,484   $      55,094
                                                                            ====================  ==============

  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            46,144   $      44,952
                                                                            ====================  ==============
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             4,300   $       2,048
                                                                            ====================  ==============
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned. . . . . .  $             1,096   $       1,015
                                                                            ====================  ==============

See  accompanying  notes  to  consolidated  financial  statements.

               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank ("Security") (collectively, the "Banks"), HNC Financial Company and HNC Reinsurance Company - as of September 30, 2001, the results of its operations for nine and three month periods ended September 30, 2001 and 2000 and the cash flows for the nine month periods ended September 30, 2001 and 2000. This quarterly report refers to the Corporation's subsidiary Banks, collectively as "the Banks." We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto set forth in the Corporation's 2000 annual report. All prior period amounts were restated to reflect the acquisition of Citizens Bank and Trust Company.

The results of operations for the nine and three month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - The Corporation accounts for comprehensive income under the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains on investment securities available for sale. Comprehensive income for the first nine months of 2001 was $28,052,000, compared to $22,682,000 for the first nine months of 2000.

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

NOTE 12 - On December 14, 2000, the Board of Directors of Harleysville National Corporation approved a plan to repurchase up to 906,000 shares of its outstanding common stock. The repurchased shares will be used for general corporate purposes.

NOTE 13 - On July 12, 2001, the Board of Directors of Harleysville National Corporation approved a 2-for-1 stock split of its Common Stock, effected in the form of a 100% stock dividend, payable August 10, 2001, to shareholders of record July 27, 2001. All prior period amounts were restated to reflect this 100% stock dividend.

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

        In addition to historical information, this Form 10-Q contains forward-looking statements. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When we use words such as "believes," "expects," "anticipates," or similar expressions, we are making forward-looking statements.

        Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:

   *  operating, legal and regulatory risks;
   * economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and
   * the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful

OVERVIEW
--------

        The Corporation experienced record earnings during the third quarter of 2001. These earnings were driven by the growth in both net interest income and other income. Gains on the sales of securities were offset by a higher loan loss provision, necessitated by an increase in loans charged-off, and an increase in expenses related to the sale of off lease vehicles. While the Corporation has experienced an increase in charged-off loans during 2001, the September 30, 2001 nonperforming assets and loans 90 days or more past due improved from September 30, 2000 levels.

        Consolidated net income for the third quarter of 2001 was $7,623,000, an increase of $883,000, or 13.1%, over the third quarter of 2000 net income of $6,740,000. For the quarter ended September 30, 2001, basic earnings per share of $.42 were 16.7% higher than the $.36 earned during the third quarter of 2000 and diluted earnings per share at $.41 were up 13.9% from $.36 in the third quarter of last year. Consolidated net income for the first nine months of 2001 was $21,275,000, an increase of $2,183,000, or 11.4%, over the first nine months of 2000 net income of $19,092,000. Basic earnings per share for the first nine months of 2001 of $1.16 increased 12.6% from the $1.03 in the comparable period last year. Diluted earnings per share of $1.14 for the first nine months of 2001 were higher than the $1.03 year to date September 30, 2000.

        The 2001 year to date increase in net income, compared to the same period in 2000, is the result of both higher net interest income and other operating income, partially offset by a higher provision for loan losses and an increase in other operating expenses. Net interest income grew $4,386,000, primarily as a result of a 10.9% rise in average earning assets. Other operating income rose $6,810,000, due to higher deposit account service charge fees, trust fees, bank-owned life insurance and net gains on the sale of securities and mortgages.

PAGE 8
        For the nine months ended September 30, 2001, the annualized return on average shareholders' equity and the annualized return on average assets were 15.83% and 1.40%, respectively. For the same period in 2000, the annualized return on average shareholders' equity was 16.84% and the annualized return on average assets was 1.40%. For the three months ended September 30, 2001, the annualized return on average shareholders' equity and the annualized return on average assets were 16.58% and 1.45%, respectively. For the third quarter in 2000, the annualized return on average shareholders' equity was 17.20% and the annualized return on average assets was 1.44%. The reductions in the return on average shareholders' equity for both periods is due to the increase in the accumulated other comprehensive income during 2001, compared to 2000. The increase in accumulated other comprehensive income is related to the rise in the market value of the investment securities available for sale. The year to date 2001 annualized return on average shareholders' equity, net of the accumulated other comprehensive income, was 16.17% for 2001, compared to 15.58% in 2000. The adjusted ratios for the third quarter of 2001 and 2000 were 17.05% and 16.13%, respectively.

        The Banks continue to focus on the quality of their loan portfolios. Nonperforming assets, including nonaccrual loans, restructured loans and other real estate owned were .27% of total assets at September 30, 2001, an improvement over .29% at December 31, 2000 and .31% at September 30, 2000. The Corporation did experience an increase in net loans charged off during the first nine months of 2001, compared to the same period in 2000. Net loans charged off year to date 2001 were $2,824,000, compared to $1,191,000 in the first nine months of 2000. This increase is primarily in the indirect consumer loan, commercial and lease portfolios. Loans 90 days or more past due improved from $951,000 at September 30, 2000, to $714,000 at September 30, 2001.

        Net income is affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for future losses on loans; (3) other operating income, which is made up primarily of certain service fees and Investment Management and Trust Services income, and gains and losses from sales of securities and loans; (4) other operating expenses, which consist primarily of salaries and other operating expenses; and (5) income taxes. Each of these major elements will be reviewed in more detail in the following discussion.


NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------

        Net interest income for the first nine months of 2001 of $53,976,000 increased $4,386,000, or 8.8%, over the same period in 2000, which produced net interest income of $49,590,000. As illustrated in the table below, the primary source of this increase was a rise in interest income resulting from increases in earning asset volumes in the first nine months of 2001, compared to the same period in 2000. The increase in interest income was partially offset by a rise in interest expense, mainly the result of higher volumes. The third quarter of 2001 net interest income increased 13.5%, compared to the same period in 2000. This rise was due to an increase in earning asset volumes and lower interest expense related to deposit and other borrowing rates, partially offset by higher interest expense related to higher deposit volumes.

        The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the nine month and three month periods ended September 30, 2001 over September 30, 2000 by their rate and volume components.

                                                Nine Months Ended                     Three Months Ended
                                                September 30, 2001                    September 30, 2001
                                                    Over/Under                            Over/Under
                                                September 30, 2000                    September 30, 2000

                                               Total          Caused by:        Total         Caused by:
                                                             -----------                     ------------
                                             Variance    Rate         Volume   Variance      Rate      Volume
                                             ----------  -----------  -------  ------------  --------  -------
Interest Income:
  Securities *. . . . . . . . . . . . . . .  $   2,250      ($1,932)  $ 4,182  $       440   ($1,289)  $ 1,729
  Money market instruments. . . . . . . . .        166         (120)      286          166       (65)      231
  Loans * . . . . . . . . . . . . . . . . .      4,400       (1,470)    5,870          669    (1,430)    2,099
                                             ----------  -----------  -------  ------------  --------  -------
     Total. . . . . . . . . . . . . . . . .      6,816       (3,522)   10,338        1,275    (2,784)    4,059
                                             ----------  -----------  -------  ------------  --------  -------

Interest Expense:
  Savings deposits. . . . . . . . . . . . .        785         (695)    1,480         (653)   (1,066)      413
  Time deposits and certificates of deposit      2,483          156     2,327          456      (725)    1,181
  Other borrowings. . . . . . . . . . . . .       (958)      (1,334)      376         (622)     (837)      215
                                             ----------  -----------  -------  ------------  --------  -------
      Total . . . . . . . . . . . . . . . .      2,310       (1,873)    4,183         (819)   (2,628)    1,809
                                             ----------  -----------  -------  ------------  --------  -------

Net interest income . . . . . . . . . . . .  $   4,506      ($1,649)  $ 6,155  $     2,094     ($156)  $ 2,250
                                             ==========  ===========  =======  ============  ========  =======
    *Tax Equivalent Basis

        Taxable-equivalent net interest income was $59,214,000 for the first nine months of 2001, compared to $54,708,000 for the same period in 2000, an 8.2% or $4,506,000 increase. This increase was primarily due to a $6,155,000 increase related to volume, which was partially offset by a reduction in net interest income, related to rate. Total taxable-equivalent interest income grew $6,816,000, the result of higher volumes, offset by lower rates of loans and securities related to the reduction in interest rates during 2001. Average year-to-date loans and securities grew $96,333,000 and $82,040,000, respectively at September 30, 2001, compared to September 30, 2000.

        Total interest expense grew $2,310,000 during the first nine months of 2001, compared to the same period in 2000. This growth was principally the result of higher volumes in all deposit categories and other borrowings. The average year-to-date growth in savings deposits and time deposits were $73,424,000 and $54,815,000, respectively. The primary increase in savings deposits was related to a rise in higher rate money market account products introduced during the last two years. Other borrowings grew 9.1% during this period. An increase in securities sold under agreements to repurchase was partially offset by decreases in FHLB borrowings and federal funds purchased. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U. S. Treasury demand notes.

        Taxable-equivalent net interest income of $20,435,000 was $2,094,000 or 11.4% higher in the third quarter of 2001, compared to $18,341,000 for the same period in 2000. Interest income grew $1,275,000 during the period, due to a 13.5% rise in earning asset volumes. Interest expense actually decreased $819,000 as a result of lower rates, partially offset by higher deposit volumes. The rates paid on all deposit accounts and other borrowings decreased during this period. Non-accruing loans are included in the average balance yield calculation, but the average non-accruing loans had no material effect on the results.


INTEREST  RATE  SENSITIVITY  ANALYSIS

        The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Corporation's Boards of Directors, is responsible for managing the rate sensitivity position. The

Corporation manages interest rate sensitivity by changing mix and repricing characteristics of its assets and liabilities through their investment securities portfolios, its offering of loan and deposit terms and borrowings from the FHLB. The nature of the Corporation's current operations is such that it is not subject to foreign currency exchange or commodity price risk. The Corporation does not own trading assets and does not have any hedging transactions in place, such as interest rate swaps, caps or floors.

        The Corporation uses two principal reports to measure interest rate risk: asset/liability simulation reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation's net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks. The September 30, 2001 report below forecasts changes in the Corporation's market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Corporation's existing assets and liabilities.

(Dollars  in  thousands)

                                     CHANGE IN                  ASSET/LIABILITY
                   MARKET VALUE    MARKET VALUE    PERCENTAGE      APPROVED
                    OF EQUITY        OF EQUITY       CHANGE      PERCENT CHANGE
                   ------------  ----------------  -----------  ---------------

+300 Basis Points       225,380           (9,936)       -4.22%          +/- 45%
+200 Basis Points       237,773            2,457         1.04%          +/- 30%
+100 Basis Points       236,375            1,059         0.45%          +/- 15%
Flat Rate . . . .       235,316                -         0.00%
-100 Basis Points       194,179          (41,137)      -17.48%          +/- 15%
-200 Basis Points       165,262          (70,054)      -29.77%          +/- 30%
-300 Basis Points       173,144          (62,172)      -26.42%          +/- 45%

        In the event the Corporation should experience an excessive decline in their market value of equity resulting from changes in interest rates, it has a number of options which it could utilize to remedy such a mismatch. The Corporation could restructure its investment portfolios through sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or attract deposits or obtain borrowings with desired maturities.


NET  INTEREST  MARGIN
---------------------

        The net interest margin of 4.14% for the nine-month period ended September 30, 2001, decreased from the 4.24% net interest margin for the first nine months of 2000. The decrease in the net interest margin is the result of a reduction in the yield earned on earning assets, partially offset by a decrease in funding cost. The yield on earning assets of 7.64% during the first nine months of 2001 was lower than the 7.95% earned during the same period in 2000. The decrease in the yield was due to lower yields earned in all earning asset categories, related to the impact of the decrease in interest rates during this period. From September 30, 2000 to September 30, 2001, the yield on loans decreased 17 basis points compared to a 400 basis points reduction in the prime rate. During the first nine months of 2001, the average interest rate paid on interest-bearing deposits and other borrowings of 4.14% was lower than the same period in 2000 rate of 4.24%. This decrease in rates paid on interest bearing deposits is due to the lower rates associated with money market and savings accounts. Year-to-date 2001 certificates of deposits rate was 3 basis points higher than the same period in 2000. The 2001 nine-month net interest margin has matched the entire year 2000 net interest margin of 4.14%. The third quarter of 2001 net interest margin of 4.10% was lower than the third quarter 2000 net interest margin of 4.18%.


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

PAGE 12
         For the first nine months of 2001, the provision for loan losses was $2,962,000, compared to $1,636,000, for the same period in 2000. The higher provision for loan losses during the nine months of 2001, compared to the same period in 2000 is attributed to an increase in net loans charged off and the growth in loans. Net loans charged off was $2,824,000 for the nine months ended September 30, 2001, compared to $1,191,000 for the nine months ended September 30, 2000. Net loans charged off in the third quarter of 2001 of $712,000 were higher than the $497,000 charged off in the third quarter of 2000. The increase in loans charged off was primarily due to indirect consumer related loans, leases and commercial loans. The ratio of nonperforming assets to total assets for September 30, 2001 of .27% was lower than the December 31, 2000 and September 30, 2000 ratios of .29% and .31%, respectively.

Allowance  for  Loan  Losses
----------------------------
Transactions  in  the  allowance  for  loan  losses  are  as  follows:

                                                2001          2000
                                            ------------  ------------
Balance, beginning of year . . . . . . . .  $15,210,000   $14,887,000
   Provision charged to operating expenses    2,962,000     1,636,000
   Loans charged off . . . . . . . . . . .   (3,645,000)   (1,717,000)
   Recoveries. . . . . . . . . . . . . . .      821,000       526,000
                                            ------------  ------------
Balance, September 30. . . . . . . . . . .  $15,348,000    15,332,000
                                            ============  ============

Ratios: . . . . . . . . . . . . . . . . . . . . .  Sept. 30, 2001   Dec. 31, 2000   Sept. 30, 2000
-------------------------------------------------  ---------------  --------------  ---------------
Allowance for loan losses to nonperforming assets           261.9%          268.3%           259.1%
Nonperforming assets to total loans & net assets
    acquired in foreclosure . . . . . . . . . . .            0.45%           0.47%            0.50%
Nonperforming assets to total assets. . . . . . .            0.27%           0.29%            0.31%
Allowance for loan losses to total loans. . . . .            1.18%           1.25%            1.29%

The  following  table  sets  forth  an  allocation  of  the allowance  for  loan  losses  by  loan  category:

                                 September 30, 2001
                                -------------------
                                                 Percent
                           Amount               of Loans
                           -------------------  ---------

Commercial and industrial  $             5,161        26%
Consumer loans. . . . . .                5,738        34%
Real estate . . . . . . .                2,889        30%
Lease financing . . . . .                1,560        10%
                           -------------------  ---------
  Total . . . . . . . . .  $            15,348       100%
                           ===================  =========

       Nonperforming assets (nonaccruing loans, net assets in foreclosure and troubled debt restructured loans) were 0.45% of total loans and net assets acquired in foreclosure at September 30, 2001, compared to 0.47% at December 31, 2000 and 0.50% at September 30, 2000. The ratio of the allowance for loan losses to loans at September 30, 2001 of 1.18% decreased from the December 31, 2000 and September 30, 2000 ratios of 1.25% and 1.29%, respectively.

        Nonaccruing  loans  at  September  30, 2001 of $5,446,000 increased
1.4% from the December 31, 2000 level of $5,370,000, and grew 6.4% from the September 30, 2000 level of $5,119,000. The increase in nonaccruing loans at
September 30, 2001, compared to September 30, 2000 was primarily the result of an increase in commercial nonaccruing loans.

Net assets in foreclosure totaled $404,000 as of September 30, 2001, an increase of $116,000 from the December 31, 2000 balance of $288,000. During the first nine months of 2001, transfers from loans to assets in foreclosure were $1,096,000; payments on foreclosed properties totaled $963,000. There was $17,000 in write-downs of assets in foreclosure during the first nine months of 2001. The loans transferred to assets in foreclosure included commercial loans of $140,000, mortgages of $53,000, consumer loans of $24,000 and leases of $879,000. The balance of net assets in foreclosure at September 30, 2000 was $358,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of September 30, 2001, loans past due 90 days or more and still accruing interest were $714,000, compared to $514,000 as of December 31, 2000 and $951,000 as of September 30, 2000. The decrease in loans past due 90 days at September 30, 2001, compared September 30, 2000 was primarily the result of a decrease in commercial loans past due 90 days. The increase in loans past due 90 days at September 30, 2001, compared to December 31, 2000 was the result of consumer loans and leases.


The  following  information  concerns  impaired  loans:
                                                      Sept. 30, 2001   Dec. 31, 2000   Sept. 30, 2000
                                                      ---------------  --------------  ---------------
    Impaired Loans . . . . . . . . . . . . . . . . .  $     3,468,000  $    3,322,000  $     4,295,000
                                                      ===============  ==============  ===============

     Average year-to-date impaired loans:. . . . . .  $     3,322,000  $    2,965,000  $     2,648,000
                                                      ===============  ==============  ===============

     Impaired loans with specific loss allowances: .  $     3,468,000  $    3,322,000  $     4,295,000
                                                      ===============  ==============  ===============

     Loss allowances reserved on impaired loans: . .  $       369,000  $      377,000  $       445,000
                                                      ===============  ==============  ===============

    Year-to-date income recognized on impaired loans  $        69,000  $      128,000  $        79,000
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


OTHER  OPERATING  INCOME
------------------------
                                       Nine  Months  Ended            Three Months Ended
                                         September 30,                   September 30,
                                       -------------------            -------------------
                                              2001             2000     2001    2000
                                     -----------------------  -------  ------  ------
                                      (Dollars in thousands)        (Dollars in thousands)
Service charges . . . . . . . . . .  $                 3,878  $2,814    1,403     943
Security gains (losses), net. . . .                    3,923    (105)   2,140      87
Trust income. . . . . . . . . . . .                    2,541   2,252      826     790
Bank-owned life insurance . . . . .                    1,818   1,302      535     576
Other income. . . . . . . . . . . .                    3,409   2,496    1,352     852
                                      ----------------------  ------   ------  ------
      Total other operating income.  $                15,569  $8,759   $6,256  $3,248
                                     =======================  =======  ======  ======

      Other operating income for the first nine months of 2001 increased $6,810,000, or 77.7%, from $8,759,000 at September 30, 2000 to $15,569,000 at
September 30, 2001. A $4,028,000 increase in security gains contributed to this rise. The rise in other income was $2,782,000, or 31.4%, not inclusive of the securities gains and losses. This rise in other operating income is the result of a $1,064,000 increase in service charges, a $289,000 growth in trust income and a $913,000 increase in other income. Bank-owned life insurance (BOLI) income rose $516,000. The third quarter 2001 other income was 92.6% higher than the third quarter of 2000. A $2,053,0000 rise in security gains was the primary factor in this rise, along with increases in the all of the remaining other income categories. The rise in other income in the third quarter of 2001 was $955,000, or 30.2% higher than the third quarter of 2000, not inclusive of the securities gains and losses.

Service charges grew $1,064,000 or 37.8% in the first nine months of 2001, compared to the same period in 2000. This rise is the result of an increase in fees charged on transaction deposit accounts, attributed to the increase in average deposit transaction accounts and through the Corporation's strategies to enhance fee income. The driving force behind the increase in service charges was the introduction of a new overdraft product in March 2001. The growth in overdraft fees during the first nine months of 2001 was $917,000, compared to the same period in 2000. The remaining increase is related to the growth in average transaction deposits and enhanced fee structures. The 2001 third quarter service charge income of $1,403,000 increased $460,000 or 48.8% over the third quarter of 2000, primarily due to an increase in overdraft fees.

        The Corporation recorded net security gains on the sale of securities of $3,923,000 in the first nine months of 2001, compared to a $105,000 loss in the same period in 2000. The Corporation recorded net security gains on the sale of securities of $2,140,000 in the third quarter of 2001 and $87,000 in the third quarter of 2000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the risk within different interest rate environments.

        Income from the Investment Management and Trust Services Division grew $289,000, or 12.8% in the first nine months of 2001 and $36,000, or 4.6% in the third quarter of 2001, compared to the same periods in 2000. These increases were the result of both an increase in the book value of trust assets under management from September 30, 2000 to September 30, 2001, and the Corporation's continuing emphasis on marketing the Investment Management and Trust Services
Division's  products  and  services.

       The Corporation's average 2001 year to date investment in bank-owned life insurance (BOLI) of $38,378,000 exceeded the $29,585,000 averaged during the same period in 2000. The majority of this growth took place in June of 2000 when $10,000,000 of additional BOLI was purchased. This growth was the basis for the rise in BOLI income from $1,302,000 in the first half of 2000 to $1,818,000 for the same period in 2001. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income. The Corporation recognized $535,000 of BOLI income during the third quarter of 2001 and $576,000 during the third quarter of 2000.

Other income for the first nine months of 2001 increased $913,000, or 36.6%, compared to the same period in 2000. The third quarter of 2001 other income of $1,352,000 grew $500,000, or 58.7%, over the third quarter of 2000. Contributing to this rise were increases related to fees earned on the sale of alternative investment products including mutual funds and annuities and gains on the sale of residential mortgage loans. Partially offsetting these increases was a reduction in the gains on the sale of off lease vehicles.

OTHER  OPERATING  EXPENSES
--------------------------
                                                Nine  Months  Ended       Three  Months  Ended
                                                   September  30,             September 30,
                                                -------------------       ---------------------
                                                  2001             2000     2001     2000
                                       -----------------------  -------  -------  -------
                                               (Dollars in thousands)     (Dollars in thousands)
Salaries. . . . . . . . . . . . . . .  $                16,350  $14,560  $ 5,637  $ 4,928
Employee benefits . . . . . . . . . .                    3,294    2,914    1,102      963
Occupancy expense . . . . . . . . . .                    2,457    2,201      792      726
Furniture and equipment expense . . .                    3,776    3,783    1,310    1,386
Other expenses. . . . . . . . . . . .                   13,572   10,122    4,903    3,001
                                       -----------------------   ------    -------- -----
Total other operating expenses.  $                      39,449  $33,580  $13,744  $11,004
                                       =======================  =======  =======  =======

        Other operating expenses for the first nine months of 2001 of $39,449,000 increased $5,869,000, or 17.5%, from $33,580,000 for the same period in 2000. Contributing to this rise in other operating expense was a $2,200,000 increase in the off lease vehicles residual reserve. Net of the increase in the off lease vehicle residual reserve expense, other operating expenses would have grown 11.0% during this period. Also contributing to this rise in other operating expenses were costs associated with the organization of a consumer loan reinsurance company and the introduction of alternative investment products including mutual funds and annuities during the last quarter of 2000.

        Employee salaries increased $1,790,000, or 12.3% from $14,560,000 for the first nine months of 2000 to $16,350,000 for the same period in 2001. Employee benefits of $3,294,000 expensed in the first nine months of 2001, were $380,000, or 13.0% higher than the $2,914,000 of employee benefits expensed during the same period in 2000. The third quarter 2001 salary and employee benefits exceeded the third quarter of 2000 levels both by 14.4%. The increase in salaries and employee benefits reflects merit increases, expenses related to the sale of alternative investment products and additional staff necessitated by the growth of the Banks. Also contributing to this increase was a special one-time bonus paid during the third quarter in recognition of the Corporation reaching the $2 billion in assets level.

Net occupancy expense increased $256,000, or 11.6%, from $2,201,000 in the first nine months of 2000 to $2,457,000 in the first nine months of 2001. Net occupancy expenses grew 9.1% in the third quarter of 2001, compared to the third quarter of 2000. Contributing to this increase were higher energy costs, an increase in taxes and a reduction in rental income. Equipment expenses decreased $7,000 during the first nine months of 2001, compared to the same period in 2000. The third quarter equipment expenses decreased $76,000 or 5.5% over the third quarter of 2000. These decreases are related to lower depreciation expenses, partially offset by higher maintenance expense.

Other expenses increased $3,450,000, or 34.1%, from $10,122,000 in the first nine months of 2000, compared to $13,572,000 in other expenses recorded during the same period in 2001. Third quarter 2001 other expenses of $4,903,000 were 63.4% higher than the third quarter of 2000 other expenses of $3,001,000. The rise in other operating expense was the result of a year-to-date $2,200,000 increase and a $1,051,000 third quarter increase in the off lease vehicles residual reserve. The Corporation reviews the off lease vehicles residual reserve account on a quarterly basis, and anticipates continued above normal expenses to the reserve for the fourth quarter of 2001 and continuing into 2002. Not inclusive of these two expenses, year to date September 30, 2001 and the third quarter other operating expense increased 12.6% and 28.9%, respectively, over the same periods during 2000. These increases are related to higher expenses related to marketing, advertising, internet banking, and the organization of a consumer loan reinsurance company.

INCOME  TAXES
-------------

        Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and tax-free loans.

BALANCE  SHEET  ANALYSIS
------------------------

        Total  assets  grew  $237,303,000,  or  12.3%,  from  $1,935,213,000  at
December 31, 2000 to $2,172,516,000 at September 30, 2001. This growth was primarily the result of an increase in earning assets, which grew $230,619,000 to  $2,047,641,000  at  September  30, 2001, from $1,817,022,000 at December 31,
2000. During the first nine months of 2001, loans grew $93,947,000, securities rose $113,486,000, federal funds sold increased $17,000,000, and interest-bearing deposits in banks grew $6,186,000.

       The balance of securities available for sale at September 30, 2001 of $688,101,000 increased $117,482,000 compared to the December 31, 2000 balance of $570,619,000. During the first nine months of 2001, $281,930,000 of securities were sold which generated a pretax profit of $3,923,000. In comparison, $80,539,000 of securities available for sale were sold during the first nine months of 2000 to generate a pretax loss of $105,000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the risk within different interest rate environments. The balance of investment securities held to maturity decreased $3,996,000 during the first nine months of 2001.

        Total loans grew $93,947,000 or 7.8% during the first nine months of 2001. The Banks realized gains in all loan categories, with the exception of leased vehicles.

        Total  deposits  increased $218,658,000, or 14.7% from $1,489,050,000 at
December 31, 2000 to $1,707,708,000 at September 30, 2001. This increase was primarily due to the growth in both time deposits and money market accounts during this period. Time deposits over $100,000 increased $80,360,000 as a result of enhanced focus on municipal funds. Time deposits under $100,000 grew $70,185,000 due to the Banks' strategy to grow longer-term funding sources. Money market accounts grew $56,718,000 as a result of the growth in balances of higher rate money market account products. Savings deposits grew $14,496,000 and non-interest-bearing accounts rose $5,620,000. Interest-bearing checking accounts decreased $8,721,000.

       Other borrowings experienced a decrease of $10,360,000 during the first nine months of 2001. This decrease is the result of a $44,500,000 reduction in federal funds purchased. Offsetting this decrease were gains to FHLB borrowings, securities sold under agreements to repurchase and U.S. Treasury demand notes of $17,000,000, $11,556,000 and $429,000, respectively. The
Corporation also issued $5,155,000 of 10.2% junior subordinate deferrable interest debentures during 2001.

CAPITAL
-------

        Capital  formation  is  important  to  the  Corporation's well being and future growth. Capital for the period ending September 30, 2001 was $188,753,000, an increase of $15,217,000 over the end of 2000. The increase is the result of both the retention of the Corporation's earnings and an increase in the unrealized gains on investment securities available for sale, partially offset by the purchase of treasury stock during the first nine months of 2001. Net unrealized gains and losses on investment securities available for sale are recorded as accumulated other comprehensive income (loss) in the equity section of the balance sheet. The accumulated other comprehensive income at September 30, 2001 was a gain of $8,199,000, compared to a gain of $1,422,000 at December 31, 2000. As part of its plan to repurchase shares of outstanding common stock, the Corporation repurchased $5,048,000 of common stock during the first nine months of 2001. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars  in  thousands)
                                                                       For Capital
As of September 30, 2001                    Actual                  Adequacy Purposes
------------------------
                                            Amount        Ratio      Amount     Ratio
                                           ------------  ---------  ---------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    201,005     12.69%  $ 126,745   8.00%
Harleysville National Bank. . . . . . . .       115,857      9.82%     94,345   8.00%
Citizens National Bank. . . . . . . . . .        39,244     14.38%     21,829   8.00%
Security National Bank. . . . . . . . . .        14,613     12.71%      9,198   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    184,950     11.67%  $  63,372   4.00%
Harleysville National Bank. . . . . . . .       105,911      8.98%     47,172   4.00%
Citizens National Bank. . . . . . . . . .        35,825     13.13%     10,915   4.00%
Security National Bank. . . . . . . . . .        13,245     11.52%      4,599   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    184,950      8.77%  $  84,309   4.00%
Harleysville National Bank. . . . . . . .       105,911      6.98%     60,735   4.00%
Citizens National Bank. . . . . . . . . .        35,825      8.37%     17,118   4.00%
Security National Bank. . . . . . . . . .        13,245      8.78%      6,034   4.00%

                                                     To Be Well Capitalized
                                                     Under Prompt Corrective
                                                       Action Provision
                                                      Amount          Ratio
                                           ------------------------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                   117,931  10.00%
Citizens National Bank. . . . . . . . . .                    27,827  10.00%
Security National Bank. . . . . . . . . .                    11,498  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                    70,759   6.00%
Citizens National Bank. . . . . . . . . .                    16,372   6.00%
Security National Bank. . . . . . . . . .                     6,899   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                    75,919   5.00%
Citizens National Bank. . . . . . . . . .                    21,397   5.00%
Security National Bank. . . . . . . . . .                     7,543   5.00%

(Dollars  in  thousands)
                                                                     For Capital
As of December 31, 2000                    Actual                 Adequacy Purposes
------------------------
                                           Amount    Ratio        Amount     Ratio
                                           --------  ------      ---------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $186,989  13.35%      $ 112,063   8.00%
Harleysville National Bank. . . . . . . .   106,549  10.46%         81,461   8.00%
Citizens National Bank. . . . . . . . . .    37,622  14.36%         20,995   8.00%
Security National Bank. . . . . . . . . .    13,553  12.65%          8,572   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $171,226  12.22%      $  56,031   4.00%
Harleysville National Bank. . . . . . . .    95,980   9.43%         40,731   4.00%
Citizens National Bank. . . . . . . . . .    34,344  13.11%         10,477   4.00%
Security National Bank. . . . . . . . . .    12,509  11.67%          4,286   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $171,226   8.97%      $  76,313   4.00%
Harleysville National Bank. . . . . . . .    95,980   7.12%         53,932   4.00%
Citizens National Bank. . . . . . . . . .    34,344   8.51%         16,147   4.00%
Security National Bank. . . . . . . . . .    12,509   8.70%          5,754   4.00%

                                           To Be Well Capitalized Under
                                                Prompt Corrective
                                                Action Provision
                                                 Amount        Ratio
                                           -----------------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $               -      -
Harleysville National Bank. . . . . . . .            101,826  10.00%
Citizens National Bank. . . . . . . . . .             26,193  10.00%
Security National Bank. . . . . . . . . .             10,715  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $               -      -
Harleysville National Bank. . . . . . . .             61,096   6.00%
Citizens National Bank. . . . . . . . . .             15,716   6.00%
Security National Bank. . . . . . . . . .              6,429   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $               -      -
Harleysville National Bank. . . . . . . .             67,415   5.00%
Citizens National Bank. . . . . . . . . .             20,183   5.00%
Security National Bank. . . . . . . . . .              7,193   5.00%


        Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital includes the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 2001, the Corporation's Tier 1 risk-adjusted capital ratio was 11.67%, and the total risk-adjusted capital ratio was 12.69%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at September 30, 2001.

        The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 8.77% at September 30, 2001 and 8.97% at December 31, 2000.

        The year-to-date September 30, 2001 cash dividend per share of $.46 was 12.2% higher than the cash dividend for the same period in 2000 of $.41. The dividend payout ratio for the first nine months of 2001 was 39.6%, compared to 40.7% for the twelve month period ended December 31, 2000. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first nine months of 2001.

LIQUIDITY
---------

        Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model's projection of potential sources and uses of funds for the next 120 days. The resulting projections as of September 30, 2001 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds, which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. Unused lines of credit at the FHLB of Pittsburgh were $85,438,000, as of September 30, 2001. The Banks also have unused federal funds lines of credit of $45,000,000 and non-pledged investment securities available for sale of $164,613,000 as of September 30, 2001.

OTHER  ITEMS
------------

Legislative  &  Regulatory
--------------------------

       In November, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Modernization Act) became law. The Modernization Act allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than was permissible before enactment, including underwriting insurance and making merchant banking investments in commercial and financial companies. It allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The Corporation currently believes it meets the requirements for the broader range of activities that will be permitted by the Modernization Act.

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

Environmental  Regulations
--------------------------

       There are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of a loan issued by the bank. Currently, neither the Corporation nor the Banks are a party to any pending legal proceedings pursuant to any environmental statute, nor are the Corporation and the Banks aware of any circumstances that may give rise to liability under any such statute.

Branching
---------

       The Corporation's subsidiaries currently plan to open at least one new branch. During the first quarter of 2002, Harleysville National Bank plans to open a location in Souderton, Pennsylvania. This new branch site is contiguous to our current service area and was chosen to expand the Banks' market area and market share of loans and deposits. During the second quarter of 2001, Harleysville National Bank closed its Spring City branch and moved the customer relationships to their Royersford branch. Also during the second quarter of 2001, Citizens National Bank closed its Walnutport office and moved the customer relationships to their Slatington office.

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

PAGE 21
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

   (10.7)    Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to
           Registrant's Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June
           4, 1999.)

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


            (b) Reports of Form 8-K

            Current Report on Form 8-K, dated July 12, 2001, filed with the Commission on July 13, 2001, reporting the Registrant's second quarter 2001 press release.

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



                 HARLEYSVILLE  NATIONAL  CORPORATION




                 /s/ Walter E. Daller, Jr.
                 ________________________
                 Walter E. Daller, Jr., President and Chief Executive Officer (Principal executive officer)



                 /s/ Gregg J. Wagner
                 ________________________
                 Gregg J. Wagner, Executive Vice President - Finance (Principal financial and accounting officer)





Date:  November  14,  2001
--------------------------

PAGE 24
                                                    EXHIBIT INDEX
                                                    -------------

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

   (10.7)    Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to
           Registrant's Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June
           4, 1999.)

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

