Form 10-K
period 2001-12-31
HARLEYSVILLE NATIONAL CORP
filed 2002-03-28
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
                                   (Mark One)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001.
                                            -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from      to        .
                                               ----------------

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

                      $376,222,000 as of February 22, 2002

Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date.

 18,586,503 shares of Common Stock, $1 par value per share, were outstanding as of February 22, 2002.


                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I, II and IV of this report.

2. Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 9, 2002 are incorporated by reference into Part III of this report.

PAGE 2

                                          HARLEYSVILLE NATIONAL CORPORATION
                                              INDEX TO FORM 10-K REPORT
                           PAGE
                           ---------------------------------------------------------------
I.. . . . . . . . . . . .  PART I.

  Item 1. . . . . . . . .  Business                                                          4
  Item 2. . . . . . . . .  Properties                                                       15
  Item 3. . . . . . . . .  Legal Proceedings                                                16
  Item 4. . . . . . . . .  Submission of Matters to a Vote of Security Holders              16

II. . . . . . . . . . . .  PART II.

  Item 5. . . . . . . . .  Market for Registrant's Common Stock and Related Shareholder     17
                            Matters
  Item 6. . . . . . . . .  Selected Financial Data                                          17
  Item 7. . . . . . . . .  Management's Discussion and Analysis of Financial Condition and  17
                            Results of Operations
  Item 7.A. . . . . . . .  Quantitative and Qualitative Disclosure about Market Risk        17
  Item 8. . . . . . . . .  Financial Statements and Supplementary Data                      17
  Item 9. . . . . . . . .  Changes in and Disagreements with Accountants on Accounting and  17
                            Financial Disclosure

III.. . . . . . . . . . .  PART III.

  Item 10.. . . . . . . .  Directors and Executive Officers of the Registrant               18
  Item 11.. . . . . . . .  Executive Compensation                                           18
  Item 12.. . . . . . . .  Security Ownership of Certain Beneficial Owners and Management   18
  Item 13.. . . . . . . .  Certain Relationships and Related Transactions                   18

IV. . . . . . . . . . . .  PART IV.

  Item 14.. . . . . . . .  Exhibits, Financial Statement Schedules and Reports on Form 8-K  19

  Signatures. . . . . . .                                                                   22

PAGE 3
PART  I

Item  1.  Business.
-------

History  and  Business
----------------------

       Harleysville National Corporation, a Pennsylvania corporation (the Corporation), was incorporated in June 1982. On January 1, 1983, the Corporation became the parent bank holding company of Harleysville National Bank and Trust Company (HNB), established in 1909, a wholly owned subsidiary of the Corporation. On February 13, 1991, the Corporation acquired all of the outstanding common stock of Citizens National Bank (CNB), established in 1903. On June 1, 1992, the Corporation acquired all of the outstanding stock of Summit Hill Trust Company (Summit Hill). On September 25, 1992, Summit Hill merged into CNB and is now operating as a branch office of CNB. On July 1, 1994 the Corporation acquired all of the outstanding stock of Security National Bank
(SNB), established in 1988. On March 1, 1996, the Corporation acquired all of the outstanding common stock of Farmers & Merchants Bank ("F & M"). F & M was merged into CNB and is now operating as a branch office of CNB. On March 17, 1997, the HNC Financial Company was incorporated as a Delaware Corporation. HNC Financial Company's principal business function is to expand the investment opportunities of the Corporation. On January 20, 1999, the Corporation acquired all of the outstanding stock of Northern Lehigh Bancorp, Inc., parent company of Citizens National Bank of Slatington. Citizens National Bank of Slatington was merged into CNB. On April 28, 2000, the Corporation acquired all of the outstanding common stock of Citizens Bank and Trust Company (CB & T). CB & T was merged into CNB. On March 30, 2001, HNC Reinsurance Company was incorporated as an Arizona Corporation. HNC Reinsurance Company functions as a reinsurer of consumer loan credit life and accident and health insurance. The Corporation is primarily a bank holding company that provides financial services
through  its  three  bank  subsidiaries.   Since  commencing  operations,  the
Corporation's business has consisted primarily of managing HNB, CNB and SNB (collectively the Banks), and its principal source of income has been dividends paid by the Banks. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956.

       The Banks are national banking associations under the supervision of the Office of the Comptroller of the Currency. The Corporation and HNB's legal headquarters are located at 483 Main Street, Harleysville, Pennsylvania 19438. CNB's legal headquarters is located at 13-15 West Ridge Street, Lansford, Pennsylvania 18232. SNB's legal headquarters is located at One Security Plaza, Pottstown, Pennsylvania 19464. HNC Financial Company's legal headquarters is located at 2751 Centerville Road, Suite 3164, Wilmington, Delaware 19808. HNC Reinsurance Company's legal headquarters is located at 101 North First Avenue, Suite 2460, Phoenix, AZ 85003.

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

        Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiaries and could cause actual results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include the following:

* . . . . . . .  operating, legal and regulatory risks;

* . . . . . . .  economic, political and competitive forces affecting our banking,
* . . . . . . .  securities, asset management and credit services businesses; and

* . . . . . . .  the risk that our analyses of these risks and forces could be incorrect
* . . . . . . .  and/or that the strategies developed to address them could be unsuccessful.

      As of December 31, 2001, the Corporation had total assets of $2,208,971,000, total shareholders' equity of $189,349,000 and total deposits of $1,746,862,000.

      The Banks engage in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal investment and trust services. Their deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law. The Banks have 39 branch offices located in Montgomery, Bucks, Chester, Berks, Carbon, Wayne, Monroe, Lehigh, Northampton and Schuylkill counties, Pennsylvania, 22 of which are owned by the Banks and 17 of which are leased from third parties.

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

      As of December 31, 2001, the Corporation and the Banks employed approximately 578 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition
-----------

      The Banks compete actively with other eastern Pennsylvania financial institutions, many larger than the Banks, as well as with financial and non-financial institutions headquartered elsewhere. The Banks are generally competitive with all competing institutions in their service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans, and fees and charges for trust services. At December 31, 2001, HNB's legal lending limit to a single customer was $17,817,000 and CNB's and SNB's legal lending limits to a single customer were $5,983,000 and $2,270,000, respectively. Many of the institutions with which the Banks compete are able to lend significantly more than these amounts to a single customer.

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

        The Modernization Act also modified law related to financial privacy and community reinvestment. The privacy provisions generally prohibit financial institutions, including the Corporation, from disclosing nonpublic financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

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

                                Total       Tier 1                 Under a
                                Risk        Risk      Tier 1      Capital
                                Based       Based     Leverage     Order or
                                Ratio       Ratio      Ratio       Directive
                                -----  ------  --------  ---------

CAPITAL CATEGORY
------------------------------
Well capitalized . . . . . . .  >10.0      >6.0       >5.0         NO
                                -----  ------  --------
Adequately capitalized . . . .  > 8.0      >4.0       >4.0*
                                -----    ------     --------
Undercapitalized . . . . . . .  < 8.0      <4.0       <4.0*
Significantly undercapitalized  < 6.0      <3.0       <3.0
Critically undercapitalized. .                        <2.0

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

Statistical  Data
-----------------

       The information for this item is listed below and is incorporated by reference to pages 22 through 30 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001 which pages are included at Exhibit (13) to this Annual Report on Form 10-K.

INVESTMENT  PORTFOLIO
The following shows the carrying value of the Corporation's investment securities held to maturity:


(Dollars in Thousands)                              2001       2000       1999
                                                   -------   -------   -------
U. S. Treasury notes. . . . . . . . . . . . . . .  $     -    $   500   $ 1,000
Obligations of states and political subdivisions.   22,997     25,803    21,450
Mortgage-backed securities. . . . . . . . . . . .    2,552      3,437     1,792
Other securities. . . . . . . . . . . . . . . . .      550      1,101     1,303
                                                   -------    -------   -------
    Total . . . . . . . . . . . . . . . . . . . .  $26,099    $30,841   $25,545
                                                   =======    =======   =======

  The following shows the carrying value of the Corporation's investment securities available for sale:


(Dollars in Thousands)                                2001        2000       1999
                                                    --------   --------    --------
U. S. Treasury notes. . . . . . . . . . . . . . .   $ 31,093    $ 40,359   $ 48,567
Obligations of other U.S. Government agencies
     and corporations . . . . . . . . . . . . . .     26,980      38,610     49,574
Obligations of states and political subdivisions.    180,659     195,073    172,172
Mortgage-backed securities. . . . . . . . . . . .    406,178     227,483    164,071
Other securities. . . . . . . . . . . . . . . . .     61,462      69,094     70,966
                                                   --------    --------    --------
    Total . . . . . . . . . . . . . . . . . . . .   $706,372    $570,619   $505,350
                                                    ========    ========   ========

There are no significant concentrations of securities (greater than 10% of shareholders' equity) in any individual security issuer. The maturity analysis of investment securities held to maturity, including the weighted average yield for each category as of December 31, 2001, is as follows:

                                     Under     1 - 5      5 - 10      Over
                                    1 year     Years      Years     10 years    Total
----------------------------  --------------  --------  ----------  -------   -------
(Dollars in thousands)
Obligations of states and
  political subdivisions:
  Carrying value . . . . . .  $     2,351     $10,205   $   6,521   $3,920   $22,997
  Weighted average yield . .        9.19%      8.57%        8.74%    8.10%     8.60%
  Weighted average maturity.                                                 6 yrs 3 mos
Mortgage-backed securities:
  Carrying value . . . . . .           -        1,277          -     1,275     2,552
  Weighted average yield . .           - %      7.31%          -%    6.98%     7.14%
  Weighted average maturity.                                                 7 yrs 10 mos
Other securities:
  Carrying value . . . . . .           -         550           -       -         550
  Weighted average yield . .           -%      6.83%           - %    - %       6.83%
  Weighted average maturity.                                                 1 yr  9 mos
Total:
  Carrying value . . . . . .  $    2,351     $12,032    $   6,521   $5,195   $26,099
  Weighted average yield . .        9.19%      8.36%        8.74%    7.82%     8.42%
  Weighted average maturity.                                                 6 yrs 3mos

    The maturity analysis of securities available for sale, including the weighted average yield for each category, as of December 31, 2001 is follows:


Under                                         1 - 5     5 - 10      Over
(Dollars in thousands)             1 year     Years     years     10 years    Total
                                  --------    -----     -----     --------  --------
U.S. Treasury notes:
  Amortized cost                   $11,938   $ 17,894   $  -     $    -      $ 29,832
  Weighted average yield             6.68%      6.11%      - %        - %      6.34%
  Weighted average maturity.                                                   1 yr 2 mos
Obligations of other U.S.
  Government agencies and
  corporations:
  Amortized cost                    18,158      8,290       -         -        26,448
  Weighted average yield             5.11%      7.63%       -%        -%        5.90%
  Weighted average maturity.                                                     0 yrs 7 mos
Obligations of states and
  political subdivisions:
  Amortized cost                     4,293     31,395    39,527    106,228    181,443
  Weighted average yield             8.33%      8.26%     7.74%      7.71%      7.81%
  Weighted average maturity.                                                     12 yrs 9 mos
Mortgage-backed securities:
  Amortized cost                    37,923    253,980    35,082     74,778    401,763
  Weighted average yield             5.31%      5.97%     6.42%      6.25%      5.99%
  Weighted average maturity.                                                     5 yrs 4 mos
Other securities:
  Amortized cost                        -     22,772     8,072     29,066     59,910
  Weighted average yield                -%     6.32%     6.51%      6.82%      6.62%
  Weighted average maturity.                                                     9 yrs 6 mos
Total:
  Amortized Cost                   $72,312   $334,331   $82,681   $210,072   $699,396
  Weighted average yield             5.65%      6.26%     7.06%      7.07%      6.52%
  Weighted average maturity.                                                     7 yrs 4 mos

LOANS
The  following  table  shows  the  composition  of  the  Banks'  Loans:

 (Dollars  in  thousands)                      December  31,
                                              -------------
                              2001        2000        1999       1998      1997
                           ----------  ----------  ----------  --------  --------
Real estate . . . . . . .  $  417,891  $  369,831  $  368,177  $338,332  $276,683
Commercial and industrial     349,138     296,168     282,799   259,161   247,811
Consumer loans. . . . . .     439,288     427,518     372,359   294,001   277,731
Lease financing . . . . .     107,617     116,088      94,909    68,753    55,413
                           ----------  ----------  ----------  --------  --------
     Total loans. . . . .  $1,313,934  $1,209,605  $1,118,244  $960,247  $857,638
                           ==========  ==========  ==========  ========  ========

  The following table details maturities and interest sensitivity of real estate, commercial and industrial, consumer loans and lease financing at December 31, 2001:

PAGE 10

                                   Within     1 -  5     Over
(Dollars in thousands)             1 year     Years    5 years    Total
                                   ------    -----    -------   --------
Real estate                        $158,695  $200,817  $58,379  $  417,891
Commercial and industrial           286,831    62,307        -     349,138
Consumer                            245,297   193,991        -     439,288
Lease financing                      75,452    32,165        -     107,617
                                   --------  --------  -------  ----------
     Total                         $766,275  $489,280  $58,379  $1,313,934
                                   --------  --------  -------  ----------

Loans with variable or
    Floating interest rates        $335,983  $ 44,088  $     -  $  380,071
Loans with fixed predetermined
    interest rates                  430,292   445,192   58,379     933,863
                                   --------  --------  -------  ----------
     Total                         $766,275  $489,280  $58,379  $1,313,934
                                   ========  ========  =======  ==========

The following table details those loans that were placed on nonaccrual status, were accounted for as troubled debt restructuring or were delinquent by 90 days or more and still accruing interest:

(Dollars in thousands)             December 31,
                                  ------------

                      2001    2000    1999    1998    1997
                     ======  ======  ======  ======  ======
Nonaccrual loans     $6,354  $5,370  $3,690  $3,741  $3,749
Delinquent loans      1,926     514     565   1,643   2,678
                     ------  ------  ------  ------  ------
       Total . .     $8,280  $5,884  $4,255  $5,384  $6,427
                     ======  ======  ======  ======  ======

ALLOWANCE  FOR  LOAN  LOSSES

A  summary  of  the  allowance  for  loan  losses  is  as  follows:

(Dollars  in  thousands)                                 December  31,

                                   2001         2000         1999        1998       1997
                                -----------  -----------  -----------  ---------  ---------
Average loans. . . . . . . . .  $1,264,750   $1,166,684   $1,031,055   $894,758   $815,891
                                ===========  ===========  ===========  =========  =========

Allowance, beginning of period  $   15,210   $   14,887   $   14,245   $ 13,107   $ 11,684
                                -----------  -----------  -----------  ---------  ---------
Loans charged off:
  Commercial and industrial. .         494          123          108        217         66
  Consumer . . . . . . . . . .       2,594        1,470          632        647      1,064
  Real estate. . . . . . . . .         498          610          833        442        544
  Lease financing. . . . . . .       1,075          450          226        145         78
                                -----------  -----------  -----------  ---------  ---------
  Total loans charged off. . .       4,661        2,653        1,799      1,451      1,752
                                -----------  -----------  -----------  ---------  ---------
Recoveries:
  Commercial and industrial. .          38           60           28         94        113
  Consumer . . . . . . . . . .         607          289          112        100        128
  Real estate. . . . . . . . .         328          274           96         89        264
  Lease financing. . . . . . .         106           41           52         18         18
                                -----------  -----------  -----------  ---------  ---------
  Total recoveries . . . . . .       1,079          664          288        301        523
                                -----------  -----------  -----------  ---------  ---------
Net loans charged off. . . . .       3,582        1,989        1,511      1,150      1,229
                                -----------  -----------  -----------  ---------  --------
Provision for loan losses. . .       3,930        2,312        2,153      2,288      2,652
                                -----------  -----------  -----------  ---------  ---------
Allowance, end of period . . .  $   15,558   $   15,210   $   14,887   $ 14,245   $ 13,107
                                ===========  ===========  ===========  =========  =========
Ratio of net charge offs to
  Average loans outstanding. .       0.28%        0.17%        0.15%      0.13%      0.15%
                                ===========  ===========  ===========  =========  =========

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

PAGE 11

 (Dollars  in  thousands)                              December  31,
                                                      -------------
                              2001              2000                1999                1998                1997
                              ----              ----                ----                ----                ----
                            Percent            Percent             Percent             Percent             Percent
                  Amount   of Loans   Amount   of Loans   Amount   of Loans   Amount   of Loans   Amount   of Loans
                  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
Real estate. . .  $ 2,874        32%  $ 3,116        31%  $ 2,661        33%  $ 3,059        35%  $ 3,246        32%
Commercial
  and industrial    5,482        26%    7,021        24%    6,775        25%    5,999        27%    6,029        29%
Consumer . . . .    5,432        34%    4,450        35%    4,634        33%    4,635        31%    3,461        32%
Lease financing.    1,770         8%      623        10%      817         9%      552         7%      371         7%
                  -------   -------  --------  --------  --------  --------  --------  ---------  -------  ---------
       Total . .  $15,558       100%  $15,210       100%  $14,887       100%  $14,245       100%  $13,107       100%
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

DEPOSIT  STRUCTURE

The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

                                                       December 31,
                                                      ------------
  (Dollars in thousands)             2001                   2000               1999
                                     ----                   ----               ----

                              Amount      Rate         Amount      Rate   Amount    Rate
                              ----------  -----------  ----------  -----  --------  -----
Demand - noninterest-bearing  $  219,368       --%     $  204,778    --%  $192,659    --%
Demand - interest-bearing. .     158,666     1.03%        155,925  1.30%   152,298  1.34%
Money market and savings . .     543,153     2.88%        470,003  3.47%   415,018  2.95%
Time -- under $100,000 . . .     463,455     5.63%        421,692  5.56%   390,340  5.30%
Time -- $100,000 or greater.     214,873     5.17%        184,383  6.12%   117,621  5.12%
                              ----------               ----------         --------
         Total . . . . . . .  $1,599,515               $1,436,781        $1,267,936
                              ==========              ===========        ==========

     The maturity distribution of certificates of deposit of $100,000 and over as of December 31, 2001, 2000 and 1999, is as follows:

(Dollars  in  thousands)                  December  31,
                                          -------------

                                    2001      2000      1999
                                  --------  --------  --------
Three months or less . . . . . .  $111,896  $ 80,221  $ 73,530
Over three months to six months.    76,491    45,877    31,432
Over six months to twelve months    21,369    21,626    20,055
Over twelve months . . . . . . .    24,793    25,144     9,962
                                  --------  --------  --------
       Total . . . . . . . . . .  $234,549  $172,868  $134,979
                                  ========  ========  ========

NET  INTEREST  INCOME

       For analytical purposes, the following table reflects tax-equivalent net interest income in recognition of the income tax savings on tax-exempt items such as interest on municipal securities and tax-exempt loans. Adjustments are made using a statutory federal tax rate of 35%.

 (Dollars  in  thousands)          Year  ended  December  31,

                                   2001      2000      1999
                                 --------  --------  --------
Interest income . . . .       .  $138,679  $131,811  $114,167
Interest expense. . . . .          64,937    65,774    50,649
                                 --------  --------  --------
Net interest income . . .          73,742    66,037    63,518
Tax equivalent adjustment           5,792     5,844     5,671
                                 --------  --------  --------
Net interest income . . .        $ 79,534  $ 71,881  $ 69,189
                                 ========  ========  ========

       The rate volume analysis set forth in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the last three years by their rate and volume components.

                                     2001 over (under) 2000       2000 over (under) 1999
                                      due  to  changes  in         due  to  changes  in
                                      ---------------------        ---------------------
   (Dollars in thousands)             Net                         Net
                                    Change    Rate      Volume   Change    Rate      Volume
                                    --------  --------  -------  --------  --------  --------
INTEREST INCOME:
   Investment securities (1) . . .  $ 2,621   $(3,754)  $ 6,375  $ 5,069   $ 1,677   $ 3,392
   Loans (1) . . . . . . . . . . .    3,973    (3,848)    7,821   12,958     1,694    11,264
   Other rate-sensitive assets . .      222      (174)      396     (210)      405      (615)
                                    --------  --------  -------  --------  --------  --------
       Total . . . . . . . . . . .    6,816    (7,776)   14,592   17,817     3,776    14,041
                                    --------  --------  -------  --------  --------  --------

INTEREST EXPENSE:
   Savings deposits. . . . . . . .   (1,079)   (2,945)    1,866    4,065     2,348     1,717
   Time deposits . . . . . . . . .    2,469    (1,495)    3,964    8,035     2,410     5,625
   Borrowings and other interest-
     bearing liabilities . . . . .   (2,227)   (2,571)      344    3,025     1,638     1,387
                                    --------  --------  -------  --------  --------  --------
       Total . . . . . . . . . . .     (837)   (7,011)    6,174   15,125     6,396     8,729
                                    --------  --------  -------  --------  --------  --------
Changes in net interest income . .  $ 7,653   $  (765)  $ 8,418  $ 2,692   $(2,620)  $ 5,312
                                    ========  ========  =======  ========  ========  ========

(1) The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis.

       Tax-equivalent net interest income was $79,534,000 for 2001, compared to $71,881,000 for 2000, an increase of $7,653,000, or 10.6%. This increase in tax-equivalent net interest income was primarily due to the net $8,418,000 increase related to volume, partially offset by a decrease related to interest rates of $765,000. Total interest income increased $6,816,000, the result of higher volumes in each earning asset category, partially offset by lower rates. The 2001 average investment and loan volumes increased 17.5% and 8.4% respectively. The growth in the loan portfolio was primarily in commercial and real estate loans. The increase in investment securities was funded by the strong growth in deposits.

       Total interest expense decreased $837,000 during 2001 or 1.3%, compared to 2000. This decrease was the result of the Federal Reserve lowering interest rates 475 basis points during 2001, partially offset by increased volumes in all interest-bearing liability categories. The average volumes of savings deposits, time deposits and borrowings and other interest-bearing liabilities grew 12.1%, 11.9% and 3.4%, respectively. Borrowings and other interest-bearing liabilities include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U.S. Treasury notes.

       The 2000 tax-equivalent net interest income was $71,881,000, a $2,692,000 increase compared to $69,189,000 for 1999. This increase in tax-equivalent net interest income was primarily due to the $5,312,000 increase related to volumes, partially offset by the $2,620,000 decrease in net interest income related to rates. The growth in earning asset volumes was in loans and investment securities. The interest-bearing liabilities volume growth was due to increases in all categories.

Item  2.  Properties.
--------------------

       The principal executive offices of the Corporation and of HNB are located in Harleysville, Pennsylvania in a two-story office building owned by HNB, built in 1929. HNB also owns the buildings in which twelve of its branches are located and leases space for the other eleven branches from unaffiliated third parties under leases expiring at various times through 2036. The principal executive offices of CNB are located in Lansford, Pennsylvania in a two-story office building owned by CNB. Citizens owns nine of the buildings where its branches are located and leases two branches. The principal executive offices of SNB are located in Pottstown, Pennsylvania, in a building leased by SNB. SNB leases four branches, and owns its Pottstown Center branch. HNC Investment Company leases an office in Wilmington, Delaware. HNC Reinsurance Company leases an office in Phoenix, Arizona.





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

Souderton . . . . . .  702 Route 113, Souderton, PA                      Leased

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

Item  3.  Legal  Proceedings.
-----------------------------

       Management, based on consultation with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries - Harleysville National Bank and Trust Company, The Citizens National Bank of Lansford, Security National Bank, HNC Financial Company and HNC Reinsurance Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Banks by government authorities.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

       No matter was submitted during the fourth quarter of 2001 to a vote of holders of the Corporation's Common Stock.

PAGE 16
                                     PART II

Item  5.  Market  for  the  Registrant's  Common  Stock  and Related Shareholder
--------------------------------------------------------------------------------
Matters.
--------

       The information required by this Item is incorporated by reference to pages 17 and 31 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  6.  Selected  Financial  Data.
------------------------------------

       The information required by this Item is incorporated by reference to page 22 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
--------------

       The information required by this Item is incorporated by reference to pages 22 through 30 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.

Item  7.A.  Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
----------------------------------------------------------------------------

       The information required by this Item is incorporated by reference to pages 26, 27 and 28 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  8.  Financial  Statements  and  Supplementary  Data.
---------------------------------------------------------

       The information required by this Item is incorporated by reference to pages 6 through 21 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which pages are included at Exhibit (13) to this Annual Report on Form 10-K.


Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
---------------------

       None.

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant.
-------------------------------------------------------------------

       The information required by this Item with respect to the Corporation's directors is incorporated by reference to pages 8 through 11 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 9, 2002.


Executive  Officers  of  Registrant
-----------------------------------
Name                             Age   Position
-------------------------------  ---   ----------------------------------------------------------
Walter E. Daller, Jr.. . . . .   62    Chairman of the Board, President and Chief Executive
                                       Officer of the Corporation.

Demetra M. Takes . . . . . . .   51    President and Chief Operating Officer of Harleysville
                                       since 1998, prior position was Executive Vice
                                       President and Chief Operating Officer of Harleysville.

Thomas D. Oleksa . . . . . . .   48    President and Chief Executive Officer of Citizens.

Fred C. Reim, Jr.. . . . . . .   58    President and Chief Executive Officer of Security
                                       National Bank since 1998, prior position was Senior
                                       Vice President of Harleysville.

Gregg J. Wagner. . . . . . . .   41    Executive Vice President and Chief Financial Officer since
                                       2000, prior position was Senior Vice President of Finance.

Mikkalya B. Murray . . . . . .   46    Executive Vice President and Chief Credit Officer since.
                                       2000, prior position was Senior Vice President of Loan
                                       Administration

      The rules of the Securities and Exchange Commission require that the Corporation disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors and executive officers. To the best of the Corporation's knowledge, there were no late filings during 2001.

Item  11.  Executive  Compensation.
----------------------------------

       The information required by this Item is incorporated by reference to pages 12 through 20 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 9, 2002.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
-------------------------------------------------------------------------------

       The information required by this Item is incorporated by reference to pages 8 and 9 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 9, 2002.

Item  13.  Certain  Relationships  and  Related  Transactions.
-------------------------------------------------------------

       The information required by this Item is incorporated by reference to page 23 of the Corporation's Proxy Statement relating to the Annual Meeting of Shareholders to be held April 9, 2002, and to page 14 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which page is included at Exhibit (13) to this Annual Report on Form 10-K.

PAGE 18
PART  IV
--------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)  Financial Statements, Financial Statement Schedules and Exhibits Filed:

   (1)  Consolidated Financial Statements
                                                                                                  Page
   Harleysville National Corporation and Subsidiary:
   Consolidated Balance Sheets as of  December 31, 2001 and 2000 . . . . . . . . . . . . . . .      6*

   Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999. . .      7*

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000      8*
      and 1999

   Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.      9*

   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .  10-21*

   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21*

   (2)  Financial Statement Schedules

       Financial Statements Schedules are omitted because the required information is either not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

--------------------------------------------------------------------------------
       *Refers to the respective page of the Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 6 to 21 of the Annual Report to Shareholders, are incorporated herein by reference and attached at Exhibit 13 to this Annual Report on Form 10-K. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and in Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

     (11)    Computation of Earnings per Common Share.   The information for this Exhibit is incorporated by
           reference to page 12 of the Corporation's Annual Report to Shareholders for the year ended.
           December 31, 2001, which is included as Exhibit (13) to this Form 10-K Report

     (12)    Statements Re: Computation of  Ratios.  The information for this exhibit is incorporated by reference to page 1 of the Corporation's Annual Report to Shareholders for the year ended
           December 31, 2001, which is included as Exhibit (13) to this Form 10-K Report.

     (13)    Excerpts from the Corporation's 2001 Annual Report to Shareholders. (This excerpt includes only page 1 and pages 6 through 31 which are incorporated in this Report by reference.)

     (21)    Subsidiaries of Registrant.

     (23)    Consent of Grant Thornton LLP, Independent Certified Public Accountants.

                (b)
           During the quarter ended December 31, 2001, the Registrant filed a Form 8-K containing the third quarter of 2001 earnings press release.

PAGE 21
                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HARLEYSVILLE NATIONAL CORPORATION

Date:  March 8, 2002. . .  By:  /s/ Walter E. Daller, Jr.
                                -------------------------
                                    Walter E. Daller, Jr.
                                    President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                     Date
--------------------------------  ---------------------------------  --------------

/s/ LeeAnn Bergey . . . . . . . . Director                           March 14, 2002
--------------------------------
LeeAnn Bergey

/s/ Walter E. Daller, Jr.. . . .  Chairman of the Board, President    March 8, 2002
--------------------------------
Walter E. Daller, Jr.. . . . . .  and Chief Executive Officer and
                                  Director (Principal Executive
                                  Officer)

/s/ Harold A. Herr . . . . . . .  Director                           March 14, 2002
--------------------------------
Harold A. Herr


/s/ Vernon L. Hunsberger . . . .  Treasurer (Principal Financial     March 14, 2002
--------------------------------
Vernon L. Hunsberger . . . . . .  and Accounting Officer)


/s/ Thomas S. McCready . . . . .  Director                           March 14, 2002
--------------------------------
Thomas S. McCready


/s/ Henry M. Pollak. . . . . . .  Director                           March 14, 2002
--------------------------------
Henry M. Pollak


/s/ Palmer E. Retzlaff . . . . .  Director                           March 14, 2002
--------------------------------
Palmer E. Retzlaff


/s/ James A. Wimmer. . . . . . .  Director                           March 14, 2002
--------------------------------
James A. Wimmer


/s/ William M. Yocum . . . . . .  Director                           March 14, 2002
--------------------------------
William M. Yocum

EXHIBIT INDEX
--------------
                Exhibit
               ----------------------------------------------------------------------------------
(13) . . . . .  Excerpts from the Corporation's 2001 Annual Report to Shareholders
                (This excerpt includes only page 1 and pages 6 through 31, which are incorporated in this Report by reference.)

(21) . . . . .  Subsidiaries of Registrant

(23) . . . . .  Consent of Grant Thornton LLP, Independent Certified Public Accountants.

(99) . . . . .  Additional Exhibits.
                None.

