Form 10-Q
period 2002-03-31
HARLEYSVILLE NATIONAL CORP
filed 2002-05-14
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                   (Mark One)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.
                                                --------------

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________________to____________________.

                         Commission file number 0-15237
                                                -------

                        HARLEYSVILLE NATIONAL CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania. . . . . . . . . . . . . . . . . . . .          23-2210237
---------------------------------------------------  -------------------
(State or other jurisdiction of . . . . . . . . . .   (I.R.S.  Employer
incorporation or organization). . . . . . . . . . .  Identification No.)

483 Main Street, Harleysville, Pennsylvania . . . .               19438
---------------------------------------------------  -------------------
(Address of principal executive offices). . . . . .           (Zip Code)

Registrant's telephone number, including area code:      (215) 256-8851)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X.   No.
      ---

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,233,107 shares of Common
Stock,  $1.00  par  value,  outstanding  on  April  30,  2002.

                                    HARLEYSVILLE NATIONAL CORPORATION

                                        INDEX TO FORM 10-Q REPORT
                                                                                                     PAGE
                                                                                                     ----
Part I.  Financial Information

     Item 1. Financial Statements:

Consolidated Balance Sheets - March 31, 2002 and December 31, 2001. . . . . . . . . . . . . . . . .     3

Consolidated Statements of Income - Three Months Ended March 31, 2002 and 2001. . . . . . . . . . .     4

Consolidated Statements of Shareholders' Equity - Three Months Ended March 31, 2002 and 2001. . . .     5

Consolidated Statements of Cash Flows - Three Months Ended  March 31, 2001 and 2000 . . . . . . . .     6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . .    22

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 2.  Change in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . .    23

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .    23

     Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    24

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

                                     PART  1.  FINANCIAL  INFORMATION
                             HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                       CONSOLIDATED  BALANCE  SHEETS
  (Dollars  in  thousands)                    (Unaudited)

                                                                   March 31, 2002    December 31, 2001
                                                                  ----------------  -------------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . . . .  $        51,943   $           62,974
Fed funds sold . . . . . . . . . . . . . . . . . . . . . . . . .           12,000               12,500
Interest-bearing deposits in banks . . . . . . . . . . . . . . .            3,839                7,150
                                                                  ----------------  -------------------
    Total cash and cash equivalents. . . . . . . . . . . . . . .           67,782               82,624
                                                                  ----------------  -------------------

Investment securities available for sale . . . . . . . . . . . .          672,907              706,371
Investment securities held to maturity
 (fair value $25,718 and $26,782, respectively). . . . . . . . .           24,813               26,099
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,326,780            1,313,934
Less: Deferred costs, net. . . . . . . . . . . . . . . . . . . .            2,291                2,675
         Allowance for loan losses . . . . . . . . . . . . . . .          (16,125)             (15,558)
                                                                  ----------------  -------------------
             Net loans . . . . . . . . . . . . . . . . . . . . .        1,312,946            1,301,051
                                                                  ----------------  -------------------
Bank premises and equipment, net . . . . . . . . . . . . . . . .           21,064               21,439
Accrued income receivable. . . . . . . . . . . . . . . . . . . .           12,539               11,907
Net assets in foreclosure. . . . . . . . . . . . . . . . . . . .              459                  609
Intangible assets, net . . . . . . . . . . . . . . . . . . . . .            1,688                1,360
Bank-owned life insurance. . . . . . . . . . . . . . . . . . . .           46,580               45,942
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           12,157               11,569
                                                                  ----------------  -------------------
         Total assets. . . . . . . . . . . . . . . . . . . . . .  $     2,172,935   $        2,208,971
                                                                  ================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing . . . . . . . . . . . . . . . . . . . . .  $       241,285   $          254,638
   Interest-bearing:
     Checking accounts . . . . . . . . . . . . . . . . . . . . .          175,527              169,156
     Money market accounts . . . . . . . . . . . . . . . . . . .          404,572              419,890
     Savings . . . . . . . . . . . . . . . . . . . . . . . . . .          192,152              179,284
     Time, under $100,000. . . . . . . . . . . . . . . . . . . .          495,432              489,345
     Time, $100,000 or greater . . . . . . . . . . . . . . . . .          198,463              234,549
                                                                  ----------------  -------------------
          Total deposits . . . . . . . . . . . . . . . . . . . .        1,707,431            1,746,862
Accrued interest payable . . . . . . . . . . . . . . . . . . . .           25,522               27,114
U.S. Treasury demand notes . . . . . . . . . . . . . . . . . . .            1,737                2,677
Federal Home Loan Bank (FHLB) borrowings . . . . . . . . . . . .          142,750              127,750
Securities sold under agreements to repurchase . . . . . . . . .           70,342               80,393
Guaranteed preferred beneficial interest in Corporation's
  subordinated debentures. . . . . . . . . . . . . . . . . . . .            5,000                5,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .           31,285               29,826
                                                                  ----------------  -------------------
          Total liabilities. . . . . . . . . . . . . . . . . . .        1,984,067            2,019,622
                                                                  ----------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 3,000,000 shares, none issued. . . . . . . . .                -                    -
    Common stock, par value $1 per share; authorized 30,000,000 shares; issued and outstanding 18,607,160 shares in 2002
       and 18,570,971 shares in 2001 . . . . . . . . . . . . . .           18,607               18,571
    Additional paid in capital . . . . . . . . . . . . . . . . .           71,902               71,419
    Retained earnings. . . . . . . . . . . . . . . . . . . . . .          104,876              100,171
    Treasury stock, at cost: 365,155 shares in 2002
       and 287,440 shares in 2001. . . . . . . . . . . . . . . .           (7,160)              (5,346)
    Accumulated other comprehensive income . . . . . . . . . . .              643                4,534
                                                                  ----------------  -------------------
          Total shareholders' equity . . . . . . . . . . . . . .          188,868              189,349
                                                                  ----------------  -------------------
          Total liabilities and shareholders' equity . . . . . .  $     2,172,935   $        2,208,971
                                                                  ================  ===================

See  accompanying  notes  to  consolidated  financial  statements.

         HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
               CONSOLIDATED  STATEMENTS  OF  INCOME
                              (Unaudited)                    Three months ended
                                                                    March 31,
 (Dollars in thousands except weighted average number               ---------
 of common  shares  and  per  share  information)

                                                              2002         2001
                                                           -----------  -----------
INTEREST INCOME:
Loans, including fees . . . . . . . . . . . . . . . . . .  $    21,324  $    22,570
Lease financing . . . . . . . . . . . . . . . . . . . . .        2,182        2,504
Investment securities:
   Taxable. . . . . . . . . . . . . . . . . . . . . . . .        7,461        6,532
   Exempt from federal taxes. . . . . . . . . . . . . . .        2,635        2,818
Federal funds sold. . . . . . . . . . . . . . . . . . . .           39           24
Deposits in banks . . . . . . . . . . . . . . . . . . . .           48           61
                                                           -----------  -----------
      Total interest income . . . . . . . . . . . . . . .       33,689       34,509
                                                           -----------  -----------
INTEREST EXPENSE:
Savings deposits. . . . . . . . . . . . . . . . . . . . .        2,889        5,160
Time, under $100,000. . . . . . . . . . . . . . . . . . .        5,998        6,321
Time, $100,000 or greater . . . . . . . . . . . . . . . .        2,054        2,821
Borrowed funds. . . . . . . . . . . . . . . . . . . . . .        2,140        3,056
                                                           -----------  -----------
      Total interest expense. . . . . . . . . . . . . . .       13,081       17,358
                                                           -----------  -----------
      Net interest income . . . . . . . . . . . . . . . .       20,608       17,151
Provision for loan losses . . . . . . . . . . . . . . . .        1,351          647
                                                           -----------  -----------
      Net interest income after provision for loan losses       19,257       16,504
                                                           -----------  -----------
OTHER OPERATING INCOME:
Service charges . . . . . . . . . . . . . . . . . . . . .        1,521        1,027
Security gains, net . . . . . . . . . . . . . . . . . . .        1,231          721
Trust income. . . . . . . . . . . . . . . . . . . . . . .          744          827
Bank-owned life insurance income. . . . . . . . . . . . .          638          691
Other Income. . . . . . . . . . . . . . . . . . . . . . .        1,389          926
                                                           -----------  -----------
      Total other operating income. . . . . . . . . . . .        5,523        4,192
                                                           -----------  -----------
      Net interest income after provision for loan losses
         and other operating income . . . . . . . . . . .       24,780       20,696
                                                           -----------  -----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits . . . . . . . . . .        7,685        6,300
Occupancy . . . . . . . . . . . . . . . . . . . . . . . .        1,237          902
Furniture and equipment . . . . . . . . . . . . . . . . .        1,288        1,207
Other expenses. . . . . . . . . . . . . . . . . . . . . .        4,270        4,056
                                                           -----------  -----------
      Total other operating expenses. . . . . . . . . . .       14,480       12,465
                                                           -----------  -----------
      Income before income tax expense. . . . . . . . . .       10,300        8,231
Income tax expense. . . . . . . . . . . . . . . . . . . .        2,488        1,700
                                                           -----------  -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . .  $     7,812  $     6,531
                                                           ===========  ===========

Weighted average number of common shares:
        Basic . . . . . . . . . . . . . . . . . . . . . .   18,270,983   18,411,604
                                                           ===========  ===========
        Diluted . . . . . . . . . . . . . . . . . . . . .   18,781,078   18,866,566
                                                           ===========  ===========
Net income per share information:
        Basic . . . . . . . . . . . . . . . . . . . . . .  $      0.43  $      0.35
                                                           ===========  ===========
        Diluted . . . . . . . . . . . . . . . . . . . . .  $      0.42  $      0.35
                                                           ===========  ===========
Cash dividends per share. . . . . . . . . . . . . . . . .  $      0.17  $      0.15
                                                           ===========  ===========

* Adjusted for 100% stock dividend effective 8/10/01.

See  accompanying  notes  to  consolidated  financial  statements.

                                              CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                                            HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES

THREE  MONTHS  ENDED  MARCH  31,  2002

                                                                                                           Accumulated
                                        Common Stock                                                          Other
                                       --------------
(Dollars in thousands)                   Number of            Par            Additional       Retained    Comprehensive
                                          Shares             Value        Paid in Capital    Earnings        Income
                                       --------------  -----------------  -----------------  ----------  ---------------
Balance, December 31, 2001. . . . . .         18,571   $         18,571   $         71,419   $ 100,171   $        4,534
Stock options . . . . . . . . . . . .             36                 36                483           -                -
Net income. . . . . . . . . . . . . .              -                  -                  -       7,812                -
Other comprehensive income,
  net of reclassifications and tax. .              -                  -                  -           -           (3,891)
Purchases of Treasury stock . . . . .         (1,814)            (1,814)
Cash dividends. . . . . . . . . . . .              -                  -                  -      (3,107)               -
                                       --------------  -----------------  -----------------  ----------  ---------------
Comprehensive income. . . . . . . . .
Balance, March 31, 2002 . . . . . . .         18,607   $         18,607   $         71,902   $ 104,876   $          643
                                       ==============  =================  =================  ==========  ===============

FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                                                          Accumulated
                                      Common Stock                                                           Other
                                      ------------
Dollars in thousands). . . . . . . .   Number of       Par                Additional         Retained    Comprehensive
                                        Shares        Value            Paid in Capital       Earnings        Income
-------------------------------------  --------------  -----------------  -----------------  ----------  ---------------
Balance, December 31, 2000. . . . . .          9,254   $          9,254   $         79,869   $  83,244   $        1,422
Stock options . . . . . . . . . . . .             44                 44                812           -                -
Stock dividends . . . . . . . . . . .          9,273              9,273             (9,273)          -
Stock awards. . . . . . . . . . . . .             11                 11
Net income. . . . . . . . . . . . . .              -                  -                  -      28,820                -
Other comprehensive income,
  net of reclassifications and tax. .              -                  -                  -           -            3,112
Purchases of Treasury stock . . . . .         (5,093)            (5,093)
Cash dividends. . . . . . . . . . . .              -                  -                  -     (11,893)               -
                                       --------------  -----------------  -----------------  ----------  ---------------
Comprehensive income. . . . . . . . .
Balance, December 31, 2001. . . . . .         18,571   $         18,571   $         71,419   $ 100,171   $        4,534
                                       ==============  =================  =================  ==========  ===============


(Dollars in thousands)                  Treasury                    Comprehensive
                                         Stock         Total            Income
                                       ----------  ---------------  --------
Balance, December 31, 2001. . . . . .  $  (5,346)  $      189,349
Stock options . . . . . . . . . . . .          -              519
Net income. . . . . . . . . . . . . .          -            7,812   $ 7,812
Other comprehensive income,
  net of reclassifications and tax. .          -           (3,891)   (3,891)
Purchases of Treasury stock
Cash dividends. . . . . . . . . . . .          -           (3,107)
                                       ----------  ---------------
Comprehensive income                                               $ 3,921
                                                                   ========

Balance, March 31, 2002 . . . . . . .  $  (7,160)  $      188,868
                                       ==========  ===============


FOR THE YEAR ENDED DECEMBER 31, 2001

-------------------------------------
(Dollars in thousands). . . . . . . .  Treasury                 Comprehensive
                                        Stock        Total         Income
-------------------------------------  ----------  ---------------
Balance, December 31, 2000. . . . . .  $    (253)  $      173,536
Stock options . . . . . . . . . . . .          -              856
Stock dividends
Stock awards
Net income. . . . . . . . . . . . . .          -           28,820   $28,820
Other comprehensive income,
  net of reclassifications and tax. .          -            3,112     3,112
Purchases of Treasury stock
Cash dividends. . . . . . . . . . . .          -          (11,893)
                                       ----------  ---------------
Comprehensive income                                                $31,932
                                                                    ========

Balance, December 31, 2001. . . . . .  $  (5,346)  $      189,349
                                       ==========  ===============

                              HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                  (Unaudited)

(Dollars in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . .    Three Months Ended March 31,
OPERATING ACTIVITIES:. . . . . . . . . . . . . . . . . . . . . . . . . . .           2002        2001
                                                                            ------------------------------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        7,812   $   6,531
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .           1,351         647
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .             587         646
    Net amortization of investment
      securities discount/premiums . . . . . . . . . . . . . . . . . . . .             690          90
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .            (725)      7,185
    Net realized security gains. . . . . . . . . . . . . . . . . . . . . .          (1,231)       (721)
    Increase in accrued income receivable. . . . . . . . . . . . . . . . .            (632)       (223)
    Increase in accrued interest payable . . . . . . . . . . . . . . . . .          (1,592)      2,140
    Increase in other assets . . . . . . . . . . . . . . . . . . . . . . .            (588)     (1,004)
    Net increase (decrease) in other liabilities . . . . . . . . . . . . .           4,279      (4,035)
    Increase (decrease) in unearned income . . . . . . . . . . . . . . . .             384         (74)
    Write-down of other real estate owned. . . . . . . . . . . . . . . . .               6           -
    (Increase) decrease in intangible assets . . . . . . . . . . . . . . .            (328)         69
                                                                                -----------  ----------
       Net cash provided by operating activities . . . . . . . . . . . . .  $       10,013   $  11,251
                                                                                -----------  ----------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale. . . . .  $      117,295   $  71,928
  Proceeds, maturity or calls of investment securities held to maturity. .           1,295         979
  Proceeds, maturity or calls of investment securities available for sale.          64,481      22,707
  Purchases of investment securities available for sale. . . . . . . . . .        (153,767)   (116,804)
  Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . .         (13,827)    (18,607)
  Net increase in premises and equipment . . . . . . . . . . . . . . . . .            (212)       (669)
  Purchase of bank-owned life insurance. . . . . . . . . . . . . . . . . .            (638)       (691)
  Proceeds from sales of other real estate . . . . . . . . . . . . . . . .             342         341
                                                                                -----------  ----------
       Net cash provided by (used in) investing activities . . . . . . . .  $       14,969   $ (40,816)
                                                                                -----------  ----------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits. . . . . . . . . . . . . . . . . . .  $      (39,431)  $  41,946
  Decrease in U.S. Treasury demand notes . . . . . . . . . . . . . . . . .            (940)        (40)
  Decrease in federal funds purchased. . . . . . . . . . . . . . . . . . .               -     (22,000)
   Increase in FHLB borrowings . . . . . . . . . . . . . . . . . . . . . .          15,000       5,000
  (Decrease) increase in securities sold under agreement . . . . . . . . .         (10,051)     10,301
  Proceeds from issuance of guaranteed preferred beneficial interest
    in Corporation's subordinated debentures . . . . . . . . . . . . . . .               -       5,000
  Cash dividends & fractional shares . . . . . . . . . . . . . . . . . . .          (3,107)     (2,760)
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . .          (1,814)     (2,858)
  Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             519           9
                                                                                ----------  ----------
    Net cash (used in) provided by financing activities. . . . . . . . . .  $      (39,824)  $  34,598
                                                                                ----------  ----------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .  $      (14,842)  $   5,033
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .          82,624      55,525
                                                                               -----------  ----------
Cash and cash equivalents at end of the period . . . . . . . . . . . . . .  $       67,782   $  60,558
                                                                               ===========  ==========

  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       14,673   $  15,219
                                                                               ===========  ==========
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          750   $       -
                                                                               ===========  ==========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned. . . . . .  $          198   $     580
                                                                               ===========  ==========

See  accompanying  notes  to  consolidated  financial  statements.

PAGE 6
               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank ("Security") (collectively, the "Banks"), HNC Financial Company and HNC Reinsurance Company - as of March 31, 2002, the results of its operations for three month periods ended March 31, 2002 and 2001 and the cash flows for the three month periods ended March 31, 2002 and 2001. This quarterly report refers to the corporation's subsidiary banks, collectively as "the banks." We suggest that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the corporation and the notes thereto set forth in the corporation's 2001 annual report.

The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities and loans.

NOTE 3 - The Corporation has adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains (losses) on investment securities available for sale. The adoption of SFAS No. 130 did not have a material impact on the Corporation's financial position or results of operation.

      The  components  of  other  comprehensive  income  are  as  follows:

(Dollars in thousands)               BEFORE TAX       TAX        NET OF TAX
March 31, 2002                         AMOUNT       EXPENSE        AMOUNT
----------------------------------  ------------  ------------  ------------
Unrealized losses on securities:
   Unrealized holding losses
       Arising during period . . .  $    (4,755)  $     1,664   $    (3,091)
   Less reclassification
       Adjustment for gains
       Realized in net income. . .        1,231          (431)          800
                                    ------------  ------------  ------------
  Other comprehensive loss, net. .  $    (5,986)  $     2,095   $    (3,891)
                                    ============  ============  ============

                                   BEFORE TAX       TAX        NET OF TAX
March 31, 2001 . . . . . . . . . .  AMOUNT        EXPENSE       AMOUNT
----------------------------------  ------------  ------------  ------------
Unrealized gains on securities:
   Unrealized holding gains
       Arising during period . . .  $     8,169   $    (2,859)  $     5,310
   Less reclassification
       Adjustment for gains
       Realized in net income. . .          721          (252)          469
                                    ------------  ------------  ------------
  Other comprehensive income, net.  $     7,448   $    (2,607)  $     4,841
                                    ============  ============  ============

NOTE 4 - On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. A plan of combination is considered to be initiated on the earlier of the date that a combining company
(a) announces publicly or formally makes known to its shareholders the major terms of the plan, or (b) notifies its shareholders, in writing, of an exchange offer. SFAS No. 141 was adopted upon issuance. SFAS No. 142 prescribes accounting for all purchased goodwill and intangible assets. The SFAS supersedes APB Opinion 17, Intangible Assets, but carries over guidance related to internally developed intangible assets. SFAS No. 142 states that acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. A reporting unit is at the same level or one level below an operating segment as defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Until the adoption of SFAS No. 142, existing goodwill continues to be amortized and tested for impairment under previously existing standards. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Corporation's financial position, or results of operations.

NOTE 5 - On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining allowances for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 did not have a material impact on the Corporation's financial position, or results of operations.

NOTE 6- On January 1, 2002, the Corporation adopted Statement of Position (SOP) 01-6, Accounting by Certain Entities That Lend to or Finance the Activities of Others, which reconciles and conforms existing differences in the accounting and financial reporting guidance in the AICPA Audit and Accounting Guides, Banks and Savings Institutions, Audits of Credit Unions, and Audits of Finance Companies. It also carries forward accounting guidance for practices deemed to be unique to certain financial institutions. The adoption of this SOP had no impact on the Corporation's financial position or results of operations.

NOTE 7 - On February 22, 2001, the Corporation issued $5,000,000 of 10.2% junior subordinate deferrable interest debentures (the debentures) to Harleysville Statutory Trust 1 (the Trust), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $5,000,000 of preferred securities to investors. The Corporation's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust's obligations under the preferred securities. The preferred securities must be redeemed upon maturity of the subordinate debentures on February 22, 2031.

NOTE 8 - The Corporation incorporated HNC Reinsurance Company during March 2001. HNC Reinsurance Company is a reinsurer of consumer loan credit life and accident and health risks. Through the reinsurance company, the Corporation will assume a portion of the credit insurance risk in return for income from insurance premiums.

NOTE 9 - On July 12, 2001, the Board of Directors of Harleysville National Corporation approved a 2-for-1 stock split of its Common Stock, effected in the form of a 100% stock dividend, payable August 10, 2001, to shareholders of record July 27, 2001. All prior period amounts were restated to reflect this 100% stock dividend.

ITEM  2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS
-----------------------

       The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the corporation, the Banks, HNC Financial Company and HNC Reinsurance Company. The corporation's consolidated financial condition and results of operations consist almost entirely of the Banks' financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future. These are unaudited financial statements and, as such, are subject to year-end audit review.

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

OVERVIEW
--------

       The Corporation recorded a 20.0% increase in first quarter 2002 diluted earnings per share, compared to the first quarter of 2001. This strong performance was the result of an increase in the net interest margin, the growth in earning assets and a rise in other income. Loan quality also improved during the first quarter of 2002.

       First quarter 2002 diluted earnings per share of $.42, increased 20% over the first quarter 2001 diluted earnings per share of $.35. First quarter basic earnings per share in 2002 of $.43 exceed the first quarter 2001 basic earnings per share of $.35 by 22.9%. Net income of $7,812,000 increased 19.6% over the first quarter 2001 net income of $6,531,000. The Corporation's consolidated total assets were $2,172,935,000 at March 31, 2002, 9.2% above the March 31, 2001 level of $1,989,232,000.

       Contributing to the growth in net income during the first three months of 2002, compared to the same period in 2001, were higher net interest income and other operating income, which were partially offset by a higher provision for loan losses and an increase in other operating expenses. Net interest income grew $3,457,000, as a result of an increase in the net interest margin of 18 basis points and a 12.1% rise in average earning assets. Other operating income rose $1,331,000, due to higher service charge fees, bank-owned life insurance income, gains on the sale of securities and other fee based income. Offsetting these increases was a rise in other operating expenses related to the overall growth in the Corporation.

       For the three months ended March 31, 2002, the annualized return on average shareholders' equity and the annualized return on average assets were

16.24% and 1.43%, respectively. For the same period in 2001, the annualized return on average realized shareholders' equity was 14.89% and the annualized return on average assets was 1.35%. The average accumulated other comprehensive income at March 31, 2002 was a gain of $4,343,000, compared to a gain of $2,615,000 at March 31, 2001. This higher accumulated other comprehensive income is the result of the higher market value of investments available for sale at March 31, 2002, compared to March 31, 2001. Excluding unrealized gains and losses on securities available for sale, the annualized return on average realized shareholder's equity for March 31, 2002 and 2001 were 16.62% and 15.12%, respectively.

       The quality of the loan portfolios is a primary focus of the banks. Nonperforming assets (nonaccruing loans and net assets in foreclosure) were .27% of total assets at March 31, 2002, compared to .32% at December 31, 2001and .30% at March 31, 2001. As of March 31, 2002, aggregate loans past due 90 or more and still accruing interest were $649,000 compared to $1,926,000 at December 31, 2001 and $167,0000 at March 31, 2001.

       Net income is affected by five major elements: net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for future losses on loans; other operating income, which is made up primarily of certain fees, trust income and gains and losses from sales of securities; other operating expenses, which consist primarily of salaries, employee benefits and other operating expenses; and income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

 NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
 -------------------------------------------------------------
       The first quarter of 2002 net interest income of $20,608,000 increased $3,457,000, or 20.2%, over the same period in 2001, which produced net interest income of $17,151,000. As illustrated in the table below, the primary source of the increase in net interest income was the reduction in funding costs in the first quarter of 2002, compared to the same period in 2001. The lower deposit and other borrowing rates outpaced the reduction in earning asset yields related to the lower rate environment in the first quarter of 2002. The lower interest income level related to the reduction in earning asset yields was partially offset by higher earning asset levels.

       The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 2002 over March 31, 2001 by their rate and volume components.

                                                         Three Months Ended
                                                           March 31, 2002
                                                            Over/Under
                                                           March 31, 2001
                                             Total                      Caused by:
                                                                       ------------
                                             Variance              Rate          Volume
                                             --------------------  ------------  -------
Interest Income:
  Securities *. . . . . . . . . . . . . . .  $               508   $    (1,310)  $ 1,818
  Money market instruments. . . . . . . . .                    2           (55)       57
  Loans * . . . . . . . . . . . . . . . . .               (1,574)       (3,327)    1,753
                                             --------------------  ------------  -------
  Total . . . . . . . . . . . . . . . . . .               (1,064)       (4,692)    3,628
                                             --------------------  ------------  -------

Interest Expense:
  Savings deposits. . . . . . . . . . . . .               (2,271)       (2,619)      348
  Time deposits and certificates of deposit               (1,090)       (2,126)    1,036
  Other borrowings. . . . . . . . . . . . .                 (916)         (945)       29
                                             --------------------  ------------  -------
Total . . . . . . . . . . . . . . . . . . .               (4,277)       (5,690)    1,413
                                             --------------------  ------------  -------

Net Interest Income . . . . . . . . . . . .  $             3,213   $       998   $ 2,215
                                             ====================  ============  =======
 *Tax Equivalent Basis

 Taxable-equivalent net interest income was $22,138,000 for the first three months of 2002, compared to $18,925,000 for the same period in 2001, a 17.0% or $3,213,000 increase. This rise in taxable-equivalent net interest income was primarily due to a $4,277,000 reduction in interest expense, which was in part offset by a decrease in interest income, related to rate. Total taxable-equivalent interest income decreased $1,064,000, primarily the result of lower earning asset yields, partially offset by the higher volumes in both the security and loan earning asset categories. Average year-to-date loan and security volumes grew $97,054,000 and $115,686,000, respectively at March 31, 2002, compared to the same period in 2001. The yield earned on earning assets decreased 107 basis points from 7.93% in the first quarter of 2001 to 6.86% during the first quarter of 2002.

 Total interest expense decreased $4,277,000 during the first three months of 2002, compared to the same period in 2001. This reduction was the result of lower rates paid on deposits, partially offset by the added interest expense related to the higher deposit and other borrowing volumes. The rate paid on interest bearing deposits and other borrowings decreased 151 basis points from 4.58% during the first quarter of 2001 to 3.07% recorded in the first quarter of 2002. Average interest bearing deposits and other borrowings grew $186,339,000, or 12.3% during this period. The average year-to-date savings deposits increased $92,051,000 or 13.7%, primarily due to a $59,387,000 increase in money market accounts. This increase in money market accounts was due to higher average volumes in our higher rate public money market and treasury indexed accounts. Average year-to-date time deposits and other borrowings grew $91,234,000 and $3,054,000, respectively during this period. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase, U. S. Treasury demand notes and junior subordinate deferrable interest debentures.

NET  INTEREST  MARGIN
---------------------

 The net interest margin of 4.31% for the three-month period ended March 31, 2002, increased 18 basis points from the 4.13% net interest margin for the first three months of 2001. The higher net interest margin experienced in 2002 is related to the lower funding costs and the increase in earning asset levels. The yield on earning assets of 6.86% earned during the first three months of 2002 was lower than the 7.93% earned during the first three months of 2001. The decrease in the yield is due to lower interest environment during the first quarter of 2002, compared to the same period in 2001. This reduction in the yield earned on earning assets was more than offset by a reduction in the rate paid on deposits and other borrowings. The first quarter 2002 average interest rate paid on interest-bearing deposits and other borrowings of 3.07% was lower than the first three months of 2001 rate of 4.58%.

INTEREST  RATE  SENSITIVITY  ANALYSIS
-------------------------------------

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

 The Corporation uses three principal reports to measure interest rate risk: asset/liability simulation reports; gap analysis reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation's net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks. The March 31, 2002 report below forecasts changes in the Corporation's market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Corporation's existing assets and liabilities. The results of the March 31, 2002 rate shock simulations show that the Corporation is within all guidelines set by the Corporation's Asset/Liability policy.

(Dollars  in  thousands)

                                    CHANGE IN                   ASSET/LIABILITY
                   MARKET VALUE    MARKET VALUE    PERCENTAGE      APPROVED
                     OF EQUITY      OF EQUITY        CHANGE      PERCENT CHANGE
                   ------------  ----------------  -----------  ---------------
+300 Basis Points       173,504          (51,890)      -23.02%          +/- 45%
+200 Basis Points       196,754          (28,640)      -12.71%          +/- 30%
+100 Basis Points       217,937           (7,457)       -3.31%          +/- 15%
Flat Rate . . . .       225,394                -         0.00%
-100 Basis Points       198,128          (27,266)      -12.10%          +/- 15%
-200 Basis Points       170,113          (55,281)      -24.53%          +/- 30%
-300 Basis Points       191,555          (33,839)      -15.01%          +/- 45%

In the event the Corporation should experience an excessive decline in their market value of equity resulting from changes in interest rates, it has a number of options that it could use to remedy such a mismatch. The Corporation could restructure its investment portfolios through sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or attract deposits or obtain borrowings with desired maturities.


PROVISION  FOR  LOAN  LOSSES
----------------------------

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

 For the first three months of 2002 the provision for loan losses was $1,351,000, compared to $647,000 for the same period in 2001. The higher provision for loan losses during the first quarter of 2002, compared to the same period in 2001 is attributed to the higher net charge offs and the growth in loans during this period. Net loans charged off was $784,000 for the three months ended March 31, 2002, compared to $562,000 for the three months ended March 31, 2001. The increase in net charged off loans is attributed to a rise in charged off indirect consumer loans and commercial real estate loans. The ratio of the allowance for loan losses to nonperforming assets for March 31, 2002 of 277.2% was higher than the December 31, 2001 and the March 31, 2001 ratios of 223.4% and 253.8%, respectively.

ALLOWANCE FOR LOAN LOSSES
   A summary of the allowance for loan losses is as follows:

(Dollars in thousands)                                               MARCH 31,
                                                                    -----------
                                                                  2002         2001
                                                            -----------  -----------
Average loans. . . . . . . . . . . . . . . . . . . . . . .  $1,315,458   $1,217,005
                                                            -----------  -----------

Allowance, beginning of period . . . . . . . . . . . . . .  $   15,558   $   15,210
                                                            -----------  -----------
Loans charged off:
 Commercial and industrial . . . . . . . . . . . . . . . .           8           24
 Consumer. . . . . . . . . . . . . . . . . . . . . . . . .         803          449
 Real estate . . . . . . . . . . . . . . . . . . . . . . .         264           37
 Lease financing . . . . . . . . . . . . . . . . . . . . .          62          175
                                                            -----------  -----------
 Total loans charged off . . . . . . . . . . . . . . . . .       1,137          685
                                                            -----------  -----------
Recoveries:
 Commercial and industrial . . . . . . . . . . . . . . . .           8            2
 Consumer. . . . . . . . . . . . . . . . . . . . . . . . .         279           31
 Real estate . . . . . . . . . . . . . . . . . . . . . . .          29           66
 Lease financing . . . . . . . . . . . . . . . . . . . . .          37           24
                                                            -----------  -----------
 Total recoveries. . . . . . . . . . . . . . . . . . . . .         353          123
                                                            -----------  -----------
Net loans charged off. . . . . . . . . . . . . . . . . . .         784          562
                                                            -----------  -----------
Provision for loan losses. . . . . . . . . . . . . . . . .       1,351          647
                                                            -----------  -----------
Allowance, end of period . . . . . . . . . . . . . . . . .  $   16,125   $   15,295
                                                            ===========  ===========
Ratio of net charge offs to
  average loans outstanding. . . . . . . . . . . . . . . .        0.06%        0.05%
                                                            ===========  ===========

                                 3/31/02     12/31/01      3/31/01
                               -----------  -----------  -----------
Nonperforming Assets. . . . .  $5,817,000   $6,963,000   $6,027,000
90 + days past due. . . . . .  $  649,000   $1,926,000   $  167,000
Allowance for loan losses to
Nonperforming assets. . . . .       277.2%       223.4%       253.8%
Nonperforming assets to total
Loans and net assets acquired
In foreclosure. . . . . . . .        0.44%        0.53%        0.49%
Allowance for loan losses
To total loans. . . . . . . .        1.21%        1.18%        1.24%
Nonperforming assets
To total assets . . . . . . .        0.27%        0.32%        0.30%

The following table sets forth an allocation of the allowance for loan losses by loan category:

                              March 31, 2002
                              --------------
                           Percent
                           Amount    of Loans
                           --------  ---------
Commercial and industrial  $  5,177        32%
Consumer loans. . . . . .     6,376        39%
Real estate . . . . . . .     2,991        19%
Lease financing . . . . .     1,581        10%
                           --------  ---------
  Total . . . . . . . . .  $ 16,125       100%
                           ========  =========

 Nonperforming assets (nonaccruing loans and net assets in foreclosure) were 0.44% of total loans and net assets acquired in foreclosure at March 31, 2002, compared to 0.53% at December 31, 2001 and 0.49% at March 31, 2001. The ratio of the allowance for loan losses to loans at March 31, 2002 of 1.21% was higher than the December 31, 2001 ratio of 1.18% and lower than the March 31, 2000 ratio of 1.24%.

 Nonaccruing loans at March 31, 2002 of $5,817,000, decreased $1,146,000 from the December 31, 2001 level of $6,963,000, and decreased $210,000 from the March 31, 2001 level of $6,027,000.The decrease in nonaccruing loans at March 31, 2002, compared to both December 31, 2001 and March 31, 2000 was primarily the result of a decrease in commercial nonaccruing loans.

 Net assets in foreclosure were $459,000 as of March 31, 2002, a decrease of $150,000 from the December 31, 2001 balance of $609,000. During the first three months of 2002, transfers from loans to assets in foreclosure were $198,000, payments on foreclosed properties were $342,000 and the write-downs of assets in foreclosure were $6,000 during this period. The loans transferred to assets in foreclosure included vehicle leases of $136,000 and equipment leases of $62,000. The balance of net assets in foreclosure at March 31, 2001 was $527,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

 Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 2002, loans past due 90 days or more and still accruing interest were $649,000 compared to $1,926,000 as of December 31, 2001 and $167,000 as of March 31, 2001.The decrease in loans past due 90 days at March 31, 2002, compared December 31, 2001 was primarily the result of a decrease in commercial real estate loans past due 90 days.

The  following  information  concerns  impaired  loans:
                                                   March 31, 2002   Dec. 31, 2001   March 31, 2001
                                                   ---------------  --------------  ---------------
 Impaired Loans . . . . . . . . . . . . . . . . .  $     2,835,000  $    3,721,000  $     3,269,000
                                                   ===============  ==============  ===============

 Average year-to-date impaired loans. . . . . . .  $     3,401,000  $    3,505,000  $     3,133,000
                                                   ===============  ==============  ===============

 Impaired loans with specific loss allowances . .  $     2,835,000  $    3,721,000  $     3,269,000
                                                   ===============  ==============  ===============

 Loss allowances reserved on impaired loans . . .  $       311,000  $      429,000  $       366,000
                                                   ===============  ==============  ===============

 Year-to-date income recognized on impaired loans  $         8,000  $       78,000  $        46,000
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

OTHER  OPERATING  INCOME
------------------------
                               Three Months Ended March 31,
                               ---------------------------
                                        2002    2001
                               ---------------  ------
  (Dollars in thousands)

Service charges . . . . . . .  $         1,521  $1,027
Security (losses) gains, net.            1,231     721
Trust income. . . . . . . . .              744     827
Bank-owned life insurance . .              638     691
Other income. . . . . . . . .            1,389     926
                               ---------------  ------
Total other operating income.  $         5,523  $4,192
                               ===============  ======

 Other operating income for the first three months of 2002 increased $1,331,000, or 31.8%, from $4,192,000 at March 31, 2001 to $5,523,000 at March 31, 2002.This
rise in other operating income is the result of increases in service charges, other income and security gains of $494,000, $463,000 and $510,000, respectively. Offsetting these gains were reductions in bank-owned life insurance (BOLI) income and trust income. The rise in other operating income was 23.7%, not inclusive of the securities gains and losses.

 Service charges grew $494,000 or 48.1% in the first three months of 2002, compared to the same period in 2001. This rise is the result of an increase in fees charged on transaction deposit accounts, attributed to the increase in average deposit transaction accounts and through the Corporation's strategies to enhance fee income. The driving force behind the increase in service charges was the introduction of a new overdraft product in March 2001. The growth in overdraft fees during the first quarter of 2002 was $386,000, compared to the same period in 2001. The remaining increase is related to the growth in average transaction deposits and enhanced fee structures.

 The Corporation recorded net security gains on the sale of securities available for sale of $1,231,000 in the first quarter of 2002, compared to $721,000 during the first quarter of 2001. The Corporation sold the investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio and to reduce the risk within different interest rate environments.

 Income from the Investment Management and Trust Services Division decreased $83,000, or 10.0% in the first three months of 2002, compared to the same period in 2001.This decrease was the result of lower estate fees earned during this period.

 The Corporation's bank owned life insurance (BOLI) income decreased from $691,000 during the first quarter of 2001 to $638,000 in the first quarter of 2002. The lower income level during the first quarter of 2002 is related to the lower rate environment during this period. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income.

 Other income for the first three months of 2002 increased $463,000, or 50.0%, compared to the same period in 2001. Contributing to this rise were increases related to fees earned on the sale of alternative investment products including mutual funds and annuities, gains on the sale of residential mortgage loans and loan servicing fees.

OTHER  OPERATING  EXPENSES
--------------------------

                                  Three Months Ended March 31,
                                  ---------------------------
                                            2002     2001
                                  ---------------  -------
    (Dollars in thousands)

Salaries . . . . . . . . . . . .  $        5,946  $ 5,215
Employee benefits. . . . . . . .           1,739    1,085
Occupancy expense. . . . . . . .           1,237      902
Furniture and equipment expense.           1,288    1,207
Other expenses . . . . . . . . .           4,270    4,056
                                   -------------   ------
Total other operating expenses .  $       14,480  $12,465
                                   =============  =======

 The first quarter 2002 other operating expenses of $14,480,000 increased $2,015,000, or 16.2% from $12,465,000 for the same period in 2001. The rise in operating expenses was the result of both employee benefit costs and a one-time occupancy expense related to a closed branch.

 Employee salaries increased $731,000 or 14.0% from $5,215,000 for the first three months of 2001 to $5,946,000 for the same period in 2002. This increase reflects cost of living increases, merit increases, salaries related to the rise in the sale of alternative investment products and additional staff necessitated by the growth of the Banks. Employee benefits of $1,739,000 expensed in the first three months of 2002, were $654,000 higher than the $1,085,000 of employee benefits expensed during the same period in 2001. The increase in employee benefits is the result of higher pension expenses and employee medical insurance coverage.

 Net occupancy expense increased $335,000, or 37.1%, from $902,000 in the first three months of 2001 to $1,237,000 in the first three months of 2002. This increase was due to a $365,000 expense related to a branch closure, partially offset by a reduction in snow removal expenses. Furniture and equipment expense increased $81,000, or 6.7%, during the first three months of 2002, compared to the same period in 2001. This increase is due to higher equipment maintenance and rental expenses, partially offset by lower depreciation cost.

 Other expenses increased $214,000, or 5.3%, from $4,056,000 in the first three months of 2001, compared to $4,270,000 in other expenses recorded during the same period in 2002. This increase was primarily due to higher expenses related to costs associated with the addition of employees to the supplemental executive retirement plan.

INCOME  TAXES
-------------

 Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

 Total assets decreased $36,036,000, or 1.6%, from $2,208,971,000 at December 31, 2001 to $2,172,935,000 at March 31, 2002. This decrease was the result of lower investment securities available for sale, interest-bearing deposits in banks and cash and due from banks, partially offset by higher loan volumes. The higher year end 2001asset levels were funded by a large spike in deposit volumes at the end of 2001. Total assets at March 31, 2002 grew 9.2%, compared to March 31, 2001.

 The balance of securities available for sale at March 31, 2001 of $672,907,000 decreased $33,464,000 compared to the December 31, 2001 balance of $706,371,000. During the current quarter, $117,295,000 of securities available for sale were sold which generated a pretax gain of $1,231,000. In comparison, $71,928,000 securities available for sale were sold during the first quarter of 2001 to generate a pretax gain of $721,000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the risk associated within different interest rate environments. The balance of investment securities held to maturity decreased $1,286,000 during the first quarter of 2002. Total loans grew $12,462,000 or 0.9% during the first quarter. This growth was primarily due to increases in both commercial loans and home equity loans, partially offset by lower indirect auto financing and vehicle leases. Total loans grew 8.1% at March 31, 2002, compared to March 31, 2001.

 Total deposits decreased $39,431,000, or 2.2% from $1,746,862,000 at December 31, 2001 to $1,707,431,000 at March 31, 2002. This decrease was related to lower time deposits over $100,000, noninterest-bearing deposits and money market deposits. The lower time deposits over $100,000 is due to the normal seasonal fluctuations of municipal deposits. The decrease in non-interest bearing deposits was also associated with normal fluctuations in business checking accounts during this period. The lower money market volumes is due to one large account deposited during December 2001and withdrawn during January of 2002. The March 31, 2002 total deposit balance grew 11.5%, compared to the March 31, 2001 total deposits.

 Savings accounts, interest bearing checking accounts and time deposits under $100,000 grew $12,868,000, $6,371,000 and $6,087,000, respectively.Time deposits over $100,000, money market accounts and non-interest bearing checking accounts decreased $36,086,000, $15,318,000 and $13,353,000, respectively.

 Other borrowings experienced an increase of $4,009,000 during the first quarter of 2002. An increase of $15,000,000 in Federal Home Loan Bank Borrowings was offset by a $10,051,000 decrease in securities sold under agreements to repurchase and a $940,000 reduction in U.S. Treasury demand notes.

CAPITAL
-------

 Capital formation is important to the Corporation's well being and future growth. Capital for the period ending March 31, 2002 was $188,868,000, a decrease of $481,000 over the end of 2001. The decrease is the result of the retention of the Corporation's earnings, offset by the adjustment for the net unrealized gains on the investments securities available for sale and the purchase of treasury stock during the first quarter of 2001. Net unrealized gains and losses on available for sale investment securities are recorded as accumulated other comprehensive income in the equity section of the balance sheet. The accumulated other comprehensive income at March 31, 2002 was a gain of $643,000, compared to a gain of $4,534,000 at December 31, 2001. The corporation purchased $1,814,000 of treasury stock during the first quarter of 2002.Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.


(Dollars  in  thousands)
                                                                For  Capital
As  of  March  31,  2002                    Actual           Adequacy  Purposes
------------------------
                                            Amount   Ratio    Amount   Ratio
                                           --------  ------  --------  ------
Total Capital (to risk weighted assets):
Corporation . . . . . . . . . . . . . . .  $209,882  13.61%  $123,311   8.00%
Harleysville National Bank. . . . . . . .   122,964  10.97%    89,698   8.00%
Citizens National Bank. . . . . . . . . .    40,232  14.09%    22,843   8.00%
Security National Bank. . . . . . . . . .    15,567  12.77%     9,752   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $192,833  12.50%  $ 61,655   4.00%
Harleysville National Bank. . . . . . . .   112,558  10.04%    44,849   4.00%
Citizens National Bank. . . . . . . . . .    36,658  12.84%    11,421   4.00%
Security National Bank. . . . . . . . . .    14,040  11.52%     4,876   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $192,833   8.85%  $ 87,123   4.00%
Harleysville National Bank. . . . . . . .   112,558   7.18%    62,737   4.00%
Citizens National Bank. . . . . . . . . .    36,658   8.35%    17,567   4.00%
Security National Bank. . . . . . . . . .    14,040   8.23%     6,826   4.00%

                                            To Be Well Capitalized
                                           Under Prompt Corrective
                                               Action Provision
                                           Amount                    Ratio
                                           ------------------------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                   112,122  10.00%
Citizens National Bank. . . . . . . . . .                    28,554  10.00%
Security National Bank. . . . . . . . . .                    12,190  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                    67,273   6.00%
Citizens National Bank. . . . . . . . . .                    17,132   6.00%
Security National Bank. . . . . . . . . .                     7,314   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                    78,421   5.00%
Citizens National Bank. . . . . . . . . .                    21,958   5.00%
Security National Bank. . . . . . . . . .                     8,533   5.00%


(Dollars  in  thousands)
                                                                       For Capital
As of December 31, 2001                    Actual                    Adequacy Purposes
-----------------------------------------
                                           Amount        Ratio       Amount    Ratio
                                           ------------  ---------- --------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    205,743       13.23%  $124,445   8.00%
Harleysville National Bank. . . . . . . .       118,782       10.46%    90,862   8.00%
Citizens National Bank. . . . . . . . . .        39,888       13.91%    22,936   8.00%
Security National Bank. . . . . . . . . .        15,132       12.53%     9,661   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    189,423       12.18%  $ 62,222   4.00%
Harleysville National Bank. . . . . . . .       108,939        9.59%    45,431   4.00%
Citizens National Bank. . . . . . . . . .        36,297       12.66%    11,468   4.00%
Security National Bank. . . . . . . . . .        13,622       11.28%     4,830   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    189,423        8.71%  $ 87,040   4.00%
Harleysville National Bank. . . . . . . .       108,939        6.91%    63,024   4.00%
Citizens National Bank. . . . . . . . . .        36,297        8.45%    17,182   4.00%
Security National Bank. . . . . . . . . .        13,622        8.44%     6,455   4.00%


                                         To Be Well Capitalized
                                         Under Prompt Corrective
                                            Action Provision

                                            Amount   Ratio
                                           --------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .   113,578  10.00%
Citizens National Bank. . . . . . . . . .    28,669  10.00%
Security National Bank. . . . . . . . . .    12,076  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .    68,147   6.00%
Citizens National Bank. . . . . . . . . .    17,202   6.00%
Security National Bank. . . . . . . . . .     7,246   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .    78,780   5.00%
Citizens National Bank. . . . . . . . . .    21,477   5.00%
Security National Bank. . . . . . . . . .     8,069   5.00%

 Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 2002, the Corporation's Tier 1 risk-adjusted capital ratio was 12.50%, and the total risk-adjusted capital ratio was 13.61%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at March 31, 2002.

 The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 8.85% at March 31, 2002 and 8.71% at December 31, 2001.

 The year-to-date March 31, 2002 cash dividend per share of $.17 was 13.3% higher than the cash dividend for the same period in 2001 of $.15. The dividend payout ratio for the first three months of 2002 was 39.8%, compared to 41.3% for the twelve month period ended December 31, 2001. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first three months of 2002.

LIQUIDITY
---------

 Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model's projection of potential sources and used of funds for the next 120 days. The resulting projections as of March 31, 2002 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds, which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. Unused lines of credit at the FHLB of Pittsburgh were $141,927,000, as of March 31, 2002. The Banks also have unused federal funds lines of credit of $50,000,000 and non-pledged investment securities available for sale of $296,258,000 as of March 31, 2002.

OTHER  ITEMS
------------

Legislative  &  Regulatory
--------------------------

 In November 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Modernization Act) became law. The Modernization Act allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than was permissible before enactment, including underwriting insurance and making merchant banking investments in commercial and financial companies. It allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holing company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The Corporation currently believes it meets the requirements for the broader range of activities that will be permitted by the Modernization Act.

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

Effects  of  Inflation
----------------------

 Inflation has some impact on the Corporation and the Banks' operating costs. Unlike many industrial companies, however, substantially all of the Banks' assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation's and the Banks' performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

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

Environmental  Regulations
--------------------------

 There are several federal and state statutes, which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of a loan issued by the bank. Currently, neither the Corporation nor the Banks are a party to any pending legal proceeding pursuant to any environmental statute, nor are the Corporation and the Banks aware of any circumstances that may give rise to liability under any such statute.

Branching
---------

 The Corporation's subsidiaries currently plan to open at least one new branch. During the third quarter of 2002, Security National Bank plans to open a location in Douglassville. This new branch site is contiguous to our current service area and was chosen to expand the Banks' market area and market share of loans and deposits.


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

 No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2001.

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


Item 2.. . . . .  Change in Securities and Use of Proceeds
----------------  ---------------------------------------------------
  Not applicable

Item 3.. . . . .  Defaults Upon Senior Securities
----------------  ---------------------------------------------------
  Not applicable

Item 4.. . . . .  Submission of Matters to a Vote of Security Holders
----------------  ---------------------------------------------------

(a) The 2002 Annual Meeting of Shareholders was held at 9:30 a.m., on Tuesday, April 9, 2002, at Presidential Caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

(b), (c) Two matters were voted upon as follows:
 1.  Two directors were elected, as below:

Elected . . . . . . . . . . . . . . . . . . . . . . . . . .  Term Expires
-----------------------------------------------------------  ------------
Walter E. Daller, Jr. . . . . . . . . . . . . . . . . . . .          2006
Thomas S. McCready. . . . . . . . . . . . . . . . . . . . .          2006

The results of the voting for the directors are as follows:

Walter E. Daller, Jr. . . . . . . . . . . . . . . . . . . .
  For     . . . . . . . . . . . . . . . . . . . . . . . . .    13,925,981
  Against . . . . . . . . . . . . . . . . . . . . . . . . .     1,023,266
  Abstain . . . . . . . . . . . . . . . . . . . . . . . . .             0

Thomas S. McCready. . . . . . . . . . . . . . . . . . . . .
  For     . . . . . . . . . . . . . . . . . . . . . . . . .    14,711,894
  Against . . . . . . . . . . . . . . . . . . . . . . . . .     1,023,266
  Abstain . . . . . . . . . . . . . . . . . . . . . . . . .             0

Directors whose term continued after the meeting: . . . . .  Term Expires
                                                             ------------
Harold A. Herr. . . . . . . . . . . . . . . . . . . . . . .          2003
Henry M. Pollak . . . . . . . . . . . . . . . . . . . . . .          2003
Palmer E. Retzlaff. . . . . . . . . . . . . . . . . . . . .          2004
LeeAnn Bergey . . . . . . . . . . . . . . . . . . . . . . .          2004
James A. Wimmer . . . . . . . . . . . . . . . . . . . . . .          2005
William M. Yocum. . . . . . . . . . . . . . . . . . . . . .          2005


 2. Approval and adoption of amendments to Article 5 of the Harleysville National Corporation Articles of Incorporation to increase the number of authorized shares of common stock from 30,000,000 shares to 75,000,000 shares and series preferred stock from 3,000,000 shares to 8,000,000 shares:

The  result  of  the  voting  is  as  follows:

  For . .  11,000,183
  Against   2,276,641
  Abstain     105,270


Item 5.  Other Information
-------  --------------------------------
  None

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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

PAGE 24

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

        (11)    Computation of Earnings per Common Share.The information for this Exhibit is incorporated by reference to page 4 of this Form 10-Q.

  (b)  Reports  on  Form  8-K

Current Report on Form 8-K, dated January 10, 2002, filed with the Commission on February 15, 2002, reporting the Registrant's fourth quarter 2001 press release.

PAGE 25
                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 HARLEYSVILLE  NATIONAL  CORPORATION


  /s/ Walter E. Daller, Jr.
  ________________________
  Walter E. Daller, Jr., President and Chief Executive Officer
  (Principal executive officer)


  /s/ Gregg J. Wagner
  ________________________
  Gregg J. Wagner, Treasurer
  (Principal financial and accounting officer)



Date:  May  4,  2002

PAGE26
                                  EXHIBIT INDEX

Exhibit  No.     Description  of  Exhibits
-----------      -------------------------

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

     (11)    Computation of Earnings per Common Share.The information for this Exhibit is incorporated by reference to page 4 of this Form 10-Q.

PAGE 27