Form 10-Q
period 2002-06-30
HARLEYSVILLE NATIONAL CORP
filed 2002-08-14
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                   (Mark One)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002.
                                                 -------------

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports)and (2) has been subject to such filing requirements for the past 90 days.
Yes     X.   No.
       ---

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,200,764 shares of Common
Stock,  $1.00  par  value,  outstanding  on  August  12,  2002.

PAGE 1

                                    HARLEYSVILLE NATIONAL CORPORATION

                                        INDEX TO FORM 10-Q REPORT
                                                                                                     PAGE
                                                                                                     ----

Part I.  Financial Information

     Item 1. Financial Statements:

Consolidated Balance Sheets - June 30, 2002 and December 31, 2001 . . . . . . . . . . . . . . . . .     3

Consolidated Statements of Income - Six Months and Three Months Ended June 30, 2002 and 2001. . . .     4

Consolidated Statements of Shareholders' Equity - Six Months Ended June 30, 2002 and Twelve Months.     5
              Ended December 31, 2001

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001 . . . . . . . . . .     6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . .    23

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 2.  Change in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . .    23

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .    23

     Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    23

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25


                              PART  1.  FINANCIAL  INFORMATION
                  HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                CONSOLIDATED  BALANCE  SHEETS
(Dollars  in  thousands)                 (Unaudited)

                                                                  June 30,2002    December 31,2001
                                                                  -------------  -----------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . . . .  $     64,685   $         62,974
Fed funds sold . . . . . . . . . . . . . . . . . . . . . . . . .         7,725             12,500
Interest-bearing deposits in banks . . . . . . . . . . . . . . .         6,997              7,150
                                                                  -------------  -----------------
    Total cash and cash equivalents. . . . . . . . . . . . . . .        79,407             82,624
                                                                  -------------  -----------------

Investment securities available for sale . . . . . . . . . . . .       765,207            706,371
Investment securities held to maturity . . . . . . . . . . . . .        22,925             26,099
 (fair value $24,319 and $26,782, respectively)
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,344,112          1,313,934
Less: Deferred costs, net. . . . . . . . . . . . . . . . . . . .         2,176              2,675
         Allowance for loan losses . . . . . . . . . . . . . . .       (16,855)           (15,558)
                                                                  -------------  -----------------
             Net loans . . . . . . . . . . . . . . . . . . . . .     1,329,433          1,301,051
                                                                  -------------  -----------------
Bank premises and equipment, net . . . . . . . . . . . . . . . .        21,045             21,439
Accrued income receivable. . . . . . . . . . . . . . . . . . . .        12,943             11,907
Net assets in foreclosure. . . . . . . . . . . . . . . . . . . .           658                609
Intangible assets, net . . . . . . . . . . . . . . . . . . . . .         1,775              1,360
Bank-owned life insurance. . . . . . . . . . . . . . . . . . . .        47,211             45,942
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .        11,551             11,569
                                                                  -------------  -----------------
         Total assets. . . . . . . . . . . . . . . . . . . . . .  $  2,292,155   $      2,208,971
                                                                  =============  =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing . . . . . . . . . . . . . . . . . . . . .  $    256,407   $        254,638
   Interest-bearing:
     Checking accounts . . . . . . . . . . . . . . . . . . . . .       185,455            169,156
     Money market accounts . . . . . . . . . . . . . . . . . . .       410,791            419,890
     Savings . . . . . . . . . . . . . . . . . . . . . . . . . .       201,726            179,284
     Time, under $100,000. . . . . . . . . . . . . . . . . . . .       525,893            489,345
     Time, $100,000 or greater . . . . . . . . . . . . . . . . .       208,439            234,549
                                                                  -------------  -----------------
          Total deposits . . . . . . . . . . . . . . . . . . . .     1,788,711          1,746,862
Accrued interest payable . . . . . . . . . . . . . . . . . . . .        22,438             27,114
U.S. Treasury demand notes . . . . . . . . . . . . . . . . . . .         2,015              2,677
Federal Home Loan Bank (FHLB) borrowings . . . . . . . . . . . .       162,750            127,750
Securities sold under agreements to repurchase . . . . . . . . .        80,404             80,393
Guaranteed preferred beneficial interest in Corporation's
  subordinated debentures. . . . . . . . . . . . . . . . . . . .         5,000              5,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .        32,684             29,826
                                                                  -------------  -----------------
          Total liabilities. . . . . . . . . . . . . . . . . . .     2,094,002          2,019,622
                                                                  -------------  -----------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 8,000,000 shares, none issued. . . . . . . . .             -                  -
    Common stock, par value $1 per share; authorized 75,000,000 shares; issued and outstanding 18,631,717 shares in 2002
       and 18,570,971 shares in 2001 . . . . . . . . . . . . . .        18,632             18,571
    Additional paid in capital . . . . . . . . . . . . . . . . .        72,152             71,419
    Retained earnings. . . . . . . . . . . . . . . . . . . . . .       110,158            100,171
    Treasury stock, at cost: 425,055 shares in 2002
       and 287,440 shares in 2001. . . . . . . . . . . . . . . .        (8,634)            (5,346)
    Accumulated other comprehensive income . . . . . . . . . . .         5,845              4,534
                                                                  -------------  -----------------
          Total shareholders' equity . . . . . . . . . . . . . .       198,153            189,349
                                                                  -------------  -----------------
          Total liabilities and shareholders' equity . . . . . .  $  2,292,155   $      2,208,971
                                                                  =============  =================

See  accompanying  notes  to  consolidated  financial  statements.

                HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS  OF  INCOME

                           (Unaudited)                      Six months ended       Three months ended
(Dollars  in  thousands  except  weighted  average  number       June 30,                June 30,
 of  common  shares  and  per  share  information)               ---------                ---------

                                                              2002         2001       2002       2001
                                                           -----------  -----------  -------  -----------
INTEREST INCOME:
Loans, including fees . . . . . . . . . . . . . . . . . .  $    42,780  $    45,187  $21,457  $    22,617
Lease financing . . . . . . . . . . . . . . . . . . . . .        4,289        4,937    2,107        2,433
Investment securities:
   Taxable. . . . . . . . . . . . . . . . . . . . . . . .       14,272       12,928    6,812        6,396
   Exempt from federal taxes. . . . . . . . . . . . . . .        5,482        5,623    2,846        2,804
Federal funds sold. . . . . . . . . . . . . . . . . . . .          222          234      183          211
Deposits in banks . . . . . . . . . . . . . . . . . . . .           96          137       47           76
                                                           -----------  -----------  -------  -----------
      Total interest income . . . . . . . . . . . . . . .       67,141       69,046   33,452       34,537
                                                           -----------  -----------  -------  -----------
INTEREST EXPENSE:
Savings deposits. . . . . . . . . . . . . . . . . . . . .        5,842        9,769    2,953        4,609
Time, under $100,000. . . . . . . . . . . . . . . . . . .       11,923       12,716    5,924        6,395
Time, $100,000 or greater . . . . . . . . . . . . . . . .        3,785        5,673    1,731        2,853
Borrowed funds. . . . . . . . . . . . . . . . . . . . . .        4,533        5,678    2,394        2,622
                                                           -----------  -----------  -------  -----------
      Total interest expense. . . . . . . . . . . . . . .       26,083       33,836   13,002       16,479
                                                           -----------  -----------  -------  -----------
      Net interest income . . . . . . . . . . . . . . . .       41,058       35,210   20,450       18,058
Provision for loan losses . . . . . . . . . . . . . . . .        2,445        1,610    1,094          962
                                                           -----------  -----------  -------  -----------
      Net interest income after provision for loan losses       38,613       33,600   19,356       17,096
                                                           -----------  -----------  -------  -----------
OTHER OPERATING INCOME:
Service charges . . . . . . . . . . . . . . . . . . . . .        3,148        2,475    1,627        1,448
Security gains, net . . . . . . . . . . . . . . . . . . .        2,474        1,783    1,243        1,063
Trust income. . . . . . . . . . . . . . . . . . . . . . .        1,596        1,715      851          887
Bank-owned life insurance income. . . . . . . . . . . . .        1,269        1,284      631          593
Other Income. . . . . . . . . . . . . . . . . . . . . . .        3,155        2,056    1,767        1,130
                                                           -----------  -----------  -------  -----------
      Total other operating income. . . . . . . . . . . .       11,642        9,313    6,119        5,121
                                                           -----------  -----------  -------  -----------
      Net interest income after provision for loan losses
         and other operating income . . . . . . . . . . .       50,255       42,913   25,475       22,217
                                                           -----------  -----------  -------  -----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits . . . . . . . . . .       15,081       12,905    7,396        6,605
Occupancy . . . . . . . . . . . . . . . . . . . . . . . .        2,058        1,665      821          763
Furniture and equipment . . . . . . . . . . . . . . . . .        2,607        2,466    1,319        1,258
Other expenses. . . . . . . . . . . . . . . . . . . . . .        9,447        8,669    5,178        4,614
                                                           -----------  -----------  -------  -----------
      Total other operating expenses. . . . . . . . . . .       29,193       25,705   14,714       13,240
                                                           -----------  -----------  -------  -----------
      Income before income tax expense. . . . . . . . . .       21,062       17,208   10,761        8,977
Income tax expense. . . . . . . . . . . . . . . . . . . .        4,871        3,556    2,383        1,856
                                                           -----------  -----------  -------  -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . .  $    16,191  $    13,652  $ 8,378  $     7,121
                                                           ===========  ===========  =======  ===========

Weighted average number of common shares:
        Basic . . . . . . . . . . . . . . . . . . . . . .   18,246,138   18,345,238   18,221,567   18,279,600
                                                           ===========  ===========  ===========  ===========
        Diluted . . . . . . . . . . . . . . . . . . . . .   18,762,420   18,709,276   18,743,968   18,643,640
                                                           ===========  ===========  ===========  ===========
Net income per share information:
        Basic . . . . . . . . . . . . . . . . . . . . . .  $      0.89  $      0.74   $    0.46  $      0.39
                                                           ===========  ===========  ===========  ===========
        Diluted . . . . . . . . . . . . . . . . . . . . .  $      0.86  $      0.73   $    0.45  $      0.38
                                                           ===========  ===========  ===========  ===========
Cash dividends per share. . . . . . . . . . . . . . . . .  $      0.34  $      0.30   $    0.17  $      0.15
                                                           ===========  ===========  ===========  ===========

*  Adjusted  for  100%  stock  dividend  effective  August  10,  2001.

See  accompanying  notes  to  consolidated  financial  statements.


                                    CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                                  HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES

SIX  MONTHS  ENDED  JUNE  30,  2002



                                                                                                         Accumulated
                                       Common Stock                                                      Other
                                       --------------
(Dollars in thousands). . . . . . . .  Number of       Par                Additional         Retained    Comprehensive
                                       Shares          Value              Paid in Capital    Earnings    Income
                                       --------------  -----------------  -----------------  ----------  --------------
Balance, December 31, 2001. . . . . .         18,571   $         18,571   $         71,419   $ 100,171   $        4,534
Stock options . . . . . . . . . . . .             61                 61                727           -                -
Stock awards. . . . . . . . . . . . .              -                  -                  6           -                -
Net income. . . . . . . . . . . . . .              -                  -                  -      16,191                -
Other comprehensive income,
  net of reclassifications and tax. .              -                  -                  -           -            1,311
Purchases of Treasury stock . . . . .         (3,288)            (3,288)
Cash dividends. . . . . . . . . . . .              -                  -                  -      (6,204)               -
                                       --------------  -----------------  -----------------  ----------  --------------
Comprehensive income. . . . . . . . .
                                       ==============
Balance, June 30, 2002. . . . . . . .         18,632   $         18,632   $         72,152   $ 110,158   $        5,845
                                       ==============  =================  =================  ==========  ==============



FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                                                          Accumulated
                                       Common Stock                                                       Other
                                       ------------
(Dollars in thousands). . . . . . . .  Number of        Par             Additional         Retained       Comprehensive
                                       Shares           Value           Paid in Capital    Earnings       Income
-------------------------------------  --------------  -----------------  -----------------  ----------  --------------
Balance, December 31, 2000. . . . . .          9,254   $          9,254   $         79,869   $  83,244   $        1,422
Stock options . . . . . . . . . . . .             44                 44                812           -                -
Stock dividends . . . . . . . . . . .          9,273              9,273             (9,273)          -
Stock awards. . . . . . . . . . . . .             11                 11
Net income. . . . . . . . . . . . . .              -                  -                  -      28,820                -
Other comprehensive income,
  net of reclassifications and tax. .              -                  -                  -           -            3,112
Purchases of Treasury stock . . . . .         (5,093)            (5,093)
Cash dividends. . . . . . . . . . . .              -                  -                  -     (11,893)               -
                                       --------------  -----------------  -----------------  ----------  --------------
Comprehensive income. . . . . . . . .
                                       ==============
Balance, December 31, 2001. . . . . .         18,571   $         18,571   $         71,419   $ 100,171   $        4,534
                                       ==============  =================  =================  ==========  ==============



SIX  MONTHS  ENDED  JUNE  30,  2002
(Dollars in thousands). . . . . . . .  Treasury                   Comprehensive
                                        Stock       Total            Income
                                       ----------  ---------------  -------
Balance, December 31, 2001. . . . . .  $  (5,346)  $      189,349
Stock options . . . . . . . . . . . .          -              788
Stock awards. . . . . . . . . . . . .          -                6
Net income. . . . . . . . . . . . . .          -           16,191   $16,191
Other comprehensive income,
  net of reclassifications and tax. .          -            1,311     1,311
Purchases of Treasury stock
Cash dividends. . . . . . . . . . . .          -           (6,204)
                                       ----------  ---------------
Comprehensive income                                                $17,502
                                                                    =======
Balance, June 30, 2002. . . . . . . .  $  (8,634)  $      198,153
                                       ==========  ===============



FOR THE YEAR ENDED DECEMBER 31, 2001
     Common Stock
-------------------------------------
(Dollars in thousands). . . . . . . .     Treasury                  Comprehensive
  Shares. . . . . . . . . . . . . . .      Stock           Total       Income
-------------------------------------  ----------  ---------------  -------------
Balance, December 31, 2000. . . . . .  $    (253)  $      173,536
Stock options . . . . . . . . . . . .          -              856
Stock dividends
Stock awards
Net income. . . . . . . . . . . . . .          -           28,820   $28,820
Other comprehensive income,
  net of reclassifications and tax. .          -            3,112     3,112
Purchases of Treasury stock
Cash dividends. . . . . . . . . . . .          -          (11,893)
                                       ----------  ---------------
Comprehensive income                                                $31,932
                                                                    =======
Balance, December 31, 2001. . . . . .  $  (5,346)  $      189,349
                                       ==========  ===============


                                HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                                    (Unaudited)

(Dollars in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . .        Six Months Ended June 30,
OPERATING ACTIVITIES:. . . . . . . . . . . . . . . . . . . . . . . . . . .              2002        2001
                                                                            -----------------  ----------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         16,191   $  13,652
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .             2,445       1,610
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .             1,224       1,323
    Net amortization of investment
      securities discount/premiums . . . . . . . . . . . . . . . . . . . .             1,162         417
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .              (705)      7,185
    Net realized security gains. . . . . . . . . . . . . . . . . . . . . .            (2,474)     (1,783)
    Increase in accrued income receivable. . . . . . . . . . . . . . . . .            (1,036)        (54)
    (Decrease) increase in accrued interest payable. . . . . . . . . . . .            (4,676)      2,927
    Decrease (increase) in other assets. . . . . . . . . . . . . . . . . .                18        (141)
    Net increase (decrease) in other liabilities . . . . . . . . . . . . .             2,858      (2,978)
    Decrease (increase) in deferred cost, net. . . . . . . . . . . . . . .               499        (494)
    Write-down of other real estate owned. . . . . . . . . . . . . . . . .                10           -
    (Increase) decrease in intangible assets . . . . . . . . . . . . . . .              (415)        193
                                                                            -----------------  ----------
       Net cash provided by operating activities . . . . . . . . . . . . .  $         15,101   $  21,857
                                                                            ----------------  ----------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale. . . . .  $        254,204   $ 164,393
  Proceeds, maturity or calls of investment securities held to maturity. .             3,227       1,810
  Proceeds, maturity or calls of investment securities available for sale.           111,080      46,075
  Purchases of investment securities available for sale. . . . . . . . . .          (420,848)   (245,149)
  Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . .           (31,929)    (68,306)
  Net increase in premises and equipment . . . . . . . . . . . . . . . . .              (830)       (883)
  Purchase of bank-owned life insurance. . . . . . . . . . . . . . . . . .            (1,269)     (1,284)
  Proceeds from sales of other real estate . . . . . . . . . . . . . . . .               547         725
                                                                            -----------------  ----------
       Net cash used in investing activities . . . . . . . . . . . . . . .  $        (85,818)  $(102,619)
                                                                            -----------------  ----------
FINANCING ACTIVITIES:
  Net increase in deposits . . . . . . . . . . . . . . . . . . . . . . . .  $         41,849   $ 113,801
  Decrease in U.S. Treasury demand notes . . . . . . . . . . . . . . . . .              (662)        226
  Decrease in federal funds purchased. . . . . . . . . . . . . . . . . . .                 -     (44,500)
  Increase in FHLB borrowings. . . . . . . . . . . . . . . . . . . . . . .            35,000      25,000
  Increase in securities sold under agreement. . . . . . . . . . . . . . .                11       5,324
  Proceeds from issuance of guaranteed preferred beneficial interest
    in Corporation's subordinated debentures . . . . . . . . . . . . . . .                 -       5,000
  Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (6,204)     (5,500)
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . .            (3,288)     (4,551)
  Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               794         109
                                                                            -----------------  ----------
    Net cash provided by financing activities. . . . . . . . . . . . . . .  $         67,500   $  94,909
                                                                            -----------------  ----------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .  $         (3,217)  $  14,147
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .            82,624      55,525
                                                                            -----------------  ----------
Cash and cash equivalents at end of the period . . . . . . . . . . . . . .  $         79,407   $  69,672
                                                                            ================  ==========

  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         30,758   $  30,909
                                                                            =================  ==========
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         5,000   $   2,500
                                                                            =================  ==========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned. . . . . .  $            606   $     753
                                                                            =================  ==========

See  accompanying  notes  to  consolidated  financial  statements.

PAGE 6
               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank ("Security") (collectively, the "Banks"), HNC Financial Company and HNC Reinsurance Company - as of June 30, 2002, the results of its operations for six and three month periods ended June 30, 2002 and 2001 and the cash flows for the six month periods ended June 30, 2002 and 2001. This quarterly report refers to the corporation's subsidiary banks, collectively as "the banks." We suggest that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the corporation and the notes thereto set forth in the corporation's 2001 annual report.

The results of operations for the six and three month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

      The  components  of  other  comprehensive  income  are  as  follows:

Comprehensive  Income
---------------------
(Dollars in thousands) . . . . . .  BEFORE TAX   TAX           NET OF TAX
June 30, 2002. . . . . . . . . . .  AMOUNT       EXPENSE       AMOUNT
----------------------------------  -----------  ------------  -----------
Unrealized losses on securities:
   Unrealized holding gains
       arising during period . . .  $     4,491  $    (1,572)  $     2,919
   Less reclassification
       adjustment for gains
       realized in net income. . .        2,474         (866)        1,608
                                    -----------  ------------  -----------
  Other comprehensive income, net.  $     2,017  $      (706)  $     1,311
                                    ===========  ============  ===========

                                    BEFORE TAX   TAX          NET OF TAX
June 30, 2001. . . . . . . . . . .  AMOUNT       EXPENSE       AMOUNT
----------------------------------  -----------  ------------  -----------
Unrealized gains on securities:
   Unrealized holding gains
       arising during period . . .  $     5,947  $    (2,082)  $     3,865
   Less reclassification
       adjustment for gains
       realized in net income. . .        1,783         (624)        1,159
                                    -----------  ------------  -----------
  Other comprehensive income, net.  $     4,164  $    (1,458)  $     2,706
                                    ===========  ============  ===========

PAGE 7

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

PAGE 8
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

       Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:

*..operating, legal and regulatory risks;

*..economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and

*..The risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

OVERVIEW
--------
       The Corporation recorded increases in second quarter 2002 and year-to-date 2002 net income over comparable periods in 2001 of 17.7% and 18.6%, respectively. The improved quarter and year-to-date earnings were the result of a rise in earning assets, an increase in the net interest margin and a higher level of other income. The Corporation also experienced an improvement in loan quality during the first half of 2002.

       Second quarter 2002 diluted earnings per share of $.45, increased 18.4% over the second quarter 2001 diluted earnings per share of $.38. Second quarter basic earnings per share in 2002 of $.46 exceed the second quarter 2001 basic earnings per share of $.39 by 17.9%. Second quarter 2002 net income of $8,378,000 increased 17.7% over the second quarter 2001 net income of $7,121,000. Net income for the first six months of 2002 was $16,191,000, an 18.6% increase over the $13,652,000 for the comparable period in 2001. Diluted earnings per share of $.86 were up 17.8% from the $.73 in 2001. Basic earnings per share of $.89 for the first six months of 2002 were 20.3% higher than the $.74 year to date June 30, 2001. The Corporation's consolidated total assets were $2,292,155,000 at June 30, 2002, 11.5% above the June 30, 2001 level of
$2,055,225,000.

PAGE 9

      The rise in net income during 2002, compared to 2001 is primarily attributed to higher net interest income levels. This increase was the result of an 11.4% rise in average earning asset levels and an 11 basis point increase in the net interest margin. Other income grew 25.0% during this period on the strength of higher service charges, security gains and other miscellaneous fees. Partially offsetting these increases were higher provision for loan losses and other operating expenses.

      For the six months ended June 30, 2002, the annualized return on average shareholder's equity and the annualized return on average assets were 16.81% and 1.47%, respectively. For the same period in 2001, the annualized return on average shareholder's equity was 15.45% and the annualized return on average assets was 1.38%. Excluding unrealized gains and losses on securities available for sale, the annualized return on average realized shareholder's equity for the first half of 2002 and 2001 were 17.08% and 15.71%, respectively.
 For the three months ended June 30, 2002, the annualized return on average shareholders' equity and the annualized return on average assets were 17.38% and 1.51%, respectively. For the same period in 2001, the annualized return on average realized shareholders' equity was 16.00% and the annualized return on average assets was 1.42%. Excluding unrealized gains and losses on securities available for sale, the annualized return on average realized shareholders equity for the second quarter of 2002 and 2001 were 17.54% and 16.30%, respectively.

       The quality of the loan portfolios is a primary focus of the banks. Nonperforming assets (nonaccruing loans and net assets in foreclosure) were .24% of total assets at June 30, 2002, compared to .32% at December 31, 2001 and .29% at June 30, 2001. As of June 30, 2002, aggregate loans past due 90 or more and still accruing interest were $1,005,000 compared to $1,926,000 at December 31, 2001 and $475,0000 at June 30, 2001.

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

NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
-------------------------------------------------------------
       Net interest income for the first six months of 2002 of $41,058,000 was $5,848,000, or 16.6% higher than the same period in 2001 net interest income of $35,210,000. As illustrated in the table below, this rise in net interest income was the result of higher earning asset volumes and a higher net interest margin. The Corporation has benefited from the lower interest rate environment experienced during the last year. Interest income was actually lower in 2002 compared to 2001, as a result of the impact of lower interest rates, partially offset by the increase in interest income related to higher earning asset volumes. The lower net interest income was more than offset by the lower interest expense related to the lower interest rates paid on deposits and other borrowings during 2002. The second quarter of 2002 net interest income of $20,450,000 increased $2,392,000, or 13.2%, over the second quarter of 2001.

       The rate-volume variance analysis set forth in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the six month and three month periods ended June 30, 2002 over June 30, 2001 by their rate and volume components.

PAGE 10

                                              Six Months Ended                    Three Months Ended
                                               June 30, 2002                        June 30, 2002
                                                 Over/Under                             Over/Under
                                               June 30, 2001                        June 30, 2001

                                                Total       Caused by:             Total     Caused by:
                                                           ----------                        ----------
                                              Variance     Rate     Volume    Variance     Rate    Volume
                                             ----------  ---------  -------  ----------  --------  -------
Interest Income:
  Securities *. . . . . . . . . . . . . . .  $     851   $ (2,294)  $ 3,145  $     337   $  (993)  $ 1,330
  Money market instruments. . . . . . . . .        (53)      (224)      171        (57)     (173)      116
  Loans * . . . . . . . . . . . . . . . . .     (3,057)    (6,461)    3,404     (1,483)   (3,111)    1,628
                                             ----------  ---------  -------  ----------  --------  -------
     Total. . . . . . . . . . . . . . . . .     (2,259)    (8,979)    6,720     (1,203)   (4,277)    3,074
                                             ----------  ---------  -------  ----------  --------  -------

Interest Expense:
  Savings deposits. . . . . . . . . . . . .     (3,927)    (4,617)      690     (1,656)   (1,999)      343
  Time deposits and certificates of deposit     (2,681)    (4,351)    1,670     (1,593)   (2,238)      645
  Other borrowings. . . . . . . . . . . . .     (1,145)    (1,417)      272       (228)     (471)      243
                                             ----------  ---------  -------
      Total . . . . . . . . . . . . . . . .     (7,753)   (10,385)    2,632     (3,477)   (4,708)    1,231
                                             ----------  ---------  -------  ----------  --------  -------

Net Interest Income . . . . . . . . . . . .  $   5,494   $  1,406   $ 4,088  $   2,274   $   431   $ 1,843
                                             ==========  =========  =======  ==========  ========  =======
    *Tax Equivalent Basis

          Taxable-equivalent net interest income was $44,272,000 for the first six months of 2002, compared to $38,778,000 for the same period in 2001, a 14.2% or $5,494,000 increase. This rise in taxable-equivalent net interest income was primarily due to a $7,753,000 reduction in interest expense, which was in partially offset by a decrease in interest income, related to rate. Total taxable-equivalent interest income decreased $2,259,000, primarily the result of lower earning asset yields, partially offset by the higher volumes of earnings assets. Average year-to-date securities, loans and money market instrument volumes grew $100,333,000, $94,965,000 and $16,678,000, respectively at June 30,
2002, compared to the same period in 2001. The yield earned on earning assets decreased 102 basis points from 7.80% in the first six months of 2001 to 6.78% during the same period in 2002.

          The $7,753,000 reduction in interest expense is the result of a $10,385,000 decrease related to lower rates, partially offset by $2,632,000 related to higher deposit and other borrowing volumes. The average rate paid on deposits and other borrowings of 3.03% during the first six months of 2002 was 137 basis points lower than the 4.40% rate paid during the same period in 2001. The average balance of deposits and other borrowings grew $181,280,000 or 11.8% in the first half of 2002, compared to the first six months of 2001. The average year-to-date growth in time deposits and other borrowings were $75,332,000 and $14,168,000, respectively. The lower rate savings deposits, which include interest bearing checking accounts, savings accounts and money market accounts, were $91,780,000 or 13.4% higher than in the first half of 2002, compared to the same period in 2001. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase, U. S. Treasury demand notes and junior subordinate deferrable interest debentures.

         The taxable-equivalent net interest income during the second quarter of 2002 of $22,126,000 was $2,274,000 or 11.5% higher than the second quarter of 2001 net interest income. The $1,203,000 decrease in interest income was more than offset by a $3,477,000 reduction in interest expense. The yield earned on average earning assets during the second quarter of 2002 of 6.70% was 97 basis points lower than the 7.67% earned during the second quarter of 2001. Average earning assets in the second quarter of 2002 were $201,026,000 or 10.6% higher than the second quarter of 2001. Loans, securities and money market instruments grew $91,514,000, $85,169,000 and $24,343,000 during this period. The rate paid on  average  deposits and other borrowings of 2.99% during the second quarter of

2002 was 123 basis points lower than the 4.22% rate paid during the second quarter of 2001. Average deposits and other borrowings grew $175,740,000 or 11.2% during this period. The largest gains were a $91,512,000 increase in savings deposits and a $59,604,000 rise in time deposits.

NET  INTEREST  MARGIN
---------------------

           The net interest margin of 4.27% for the six-month period ended June 30, 2002, increased 11 basis points from the 4.16% net interest margin for the first six months of 2001. The higher net interest margin experienced in 2002 is related to the lower funding costs and the increase in earning asset levels. During the first six months of 2002 the rate paid on interest-bearing deposits and other borrowings decreased 137 basis points, compared to a 102 basis point drop in the yield on earning assets. The rate paid on deposits was 3.03% during the first half of 2002, compared to 4.40% during the first half of 2001. The yield on earning assets of 6.78% earned during the first six months of 2002 was lower than the 7.80% earned during the first six months of 2001. The decrease in the yield earned and rate paid are due to the lower interest rate environment experienced during the first six months of 2002, compared to the same period in 2001. The second quarter of 2002 net interest margin of 4.22% was 3 basis points higher than the second quarter of 2001 net interest margin of 4.19%

INTEREST  RATE  SENSITIVITY  ANALYSIS
-------------------------------------

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

 The Corporation uses three principal reports to measure interest rate risk: asset/liability simulation reports; gap analysis reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation's net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks. The June 30, 2002 report below forecasts changes in the Corporation's market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Corporation's existing assets and liabilities.


(Dollars  in  thousands)

                    CHANGE IN    ASSET/LIABILITY
                   MARKET VALUE    MARKET VALUE    PERCENTAGE      APPROVED
                    OF EQUITY       OF EQUITY        CHANGE     PERCENT CHANGE
                   ------------  ----------------  -----------  ---------------
+300 Basis Points       222,078          (78,704)      -26.17%          +/- 45%
+200 Basis Points       261,014          (39,768)      -13.22%          +/- 30%
+100 Basis Points       291,008           (9,774)       -3.25%          +/- 15%
Flat Rate . . . .       300,782                -         0.00%
-100 Basis Points       286,855          (13,927)       -4.63%          +/- 15%
-200 Basis Points       213,165          (87,617)      -29.13%          +/- 30%
-300 Basis Points       229,912          (70,870)      -23.56%          +/- 45%

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

For the first six months of 2002 the provision for loan losses was $2,445,000, compared to $1,610,000 for the same period in 2002. Net loans charged off was $1,148,000 for the six months ended June 30, 2002, compared to $2,112,000 for the six months ended June 30, 2001. The decrease in net charged off loans is attributed to the increase in the recoveries of charged off indirect consumer loans and a reduction in leases charged off . The ratio of the allowance for loan losses to nonperforming assets for June 30, 2002 of 303.9% was higher than the December 31, 2001 and the June 30, 2001 ratios of 223.4% and 249.4%, respectively.

ALLOWANCE  FOR  LOAN  LOSSES

       A  summary  of  the  allowance  for  loan  losses  is  as  follows:

   (Dollars in thousands)                    JUNE 30,
                                              -------
                                         2002         2001
                                      -----------  -----------
Average loans                         $1,328,070   $1,233,105
                                      -----------  -----------
Allowance, beginning of period . . .  $   15,558   $   15,210
                                      -----------  -----------
Loans charged off:
       Commercial and industrial . .          24           40
       Consumer. . . . . . . . . . .       1,441        1,388
       Real estate . . . . . . . . .         276          328
       Lease financing . . . . . . .         185          687
                                      -----------  -----------
             Total loans charged off       1,926        2,443
                                      -----------  -----------
Recoveries:
       Commercial and industrial . .          70            3
       Consumer. . . . . . . . . . .         508          202
       Real estate . . . . . . . . .         146           83
       Lease financing . . . . . . .          54           43
                                      -----------  -----------
             Total recoveries. . . .         778          331
                                      -----------  -----------
Net loans charged off. . . . . . . .       1,148        2,112
                                      -----------  -----------
Provision for loan losses. . . . . .       2,445        1,610
                                      -----------  -----------
Allowance, end of period . . . . . .  $   16,855   $   14,708
                                      ===========  ===========
Ratio of net charge offs to
        average loans outstanding. .        0.09%        0.17%
                                      ===========  ===========

PAGE 14


 ANALYSIS OF CREDIT RISK          JUNE 30,     DECEMBER 31,     JUNE 30,
 -----------------------
                                   2002           2001           2001
                                   ----           ----           ----
Nonperforming Assets. . . . . .  $5,546,000   $6,963,000   $5,897,000
90 + days past due. . . . . . .  $1,005,000   $1,926,000   $  475,000
Allowance for loan losses to
   nonperforming assets . . . .       303.9%       223.4%       249.4%
Nonperforming assets to total
   loans and net assets acquired
   in foreclosure . . . . . . .        0.41%        0.53%        0.46%
Allowance for loan losses
   to total loans . . . . . . .        1.25%        1.18%        1.15%
Nonperforming assets
   to total assets. . . . . . .        0.24%        0.32%        0.29%

The following table sets forth an allocation of the allowance for loan losses by loan category:

                              June 30, 2002
                              -------------
                                     Percent
                            Amount   of Loans
                           --------  ---------
Commercial and industrial  $  5,523        33%
Consumer loans. . . . . .     7,095        42%
Real estate . . . . . . .     2,752        16%
Lease financing . . . . .     1,485         9%
                           --------  ---------
  Total . . . . . . . . .  $ 16,855       100%
                           ========  =========

Nonperforming assets (nonaccruing loans and net assets in foreclosure) were 0.41% of total loans and net assets acquired in foreclosure at June 30, 2002, compared to 0.53% at December 31, 2001 and 0.46% at June 30, 2001. The ratio of the allowance for loan losses to loans at June 30, 2002 of 1.25% was higher than the December 31, 2001 ratio of 1.18% and the June 30, 2001 ratio of 1.15%.

Nonaccruing loans at June 30, 2002 of $4,888,000, decreased $1,466,000 from the December 31, 2001 level of $6,354,000, and decreased $693,000 from the June 30, 2001 level of $5,581,000.The decrease in nonaccruing loans at June 30, 2002, compared to both December 31, 2001 and June 30, 2001 was primarily the result of a decrease in commercial real estate nonaccruing loans.

Net assets in foreclosure were $658,000 as of June 30, 2002, an increase of $49,000 from the December 31, 2001 balance of $609,000. During the first six months of 2002, transfers from loans to assets in foreclosure were $606,000, payments on foreclosed properties were $547,000 and the write-downs of assets in foreclosure were $10,000 during this period. The loans transferred to assets in foreclosure included vehicle leases of $336,000, equipment leases of $205,000, a $15,000 commercial loan and a $50,000 mortgage . The balance of net assets in foreclosure at June 30, 2001 was $316,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of June 30, 2002, loans past due 90 days or more and still accruing interest were $1,005,000 compared to $1,926,000 as of December 31, 2001 and $475,000 as of June 30, 2001.The decrease in loans past due 90 days at June 30, 2002, compared December 31, 2001 was primarily the result of a decrease in commercial real estate loans past due 90 days.

The  following  information  concerns  impaired  loans:

                                                   June 30, 2002   Dec. 31, 2001   June 30, 2001
                                                   --------------  --------------  --------------
 Impaired Loans . . . . . . . . . . . . . . . . .  $    2,697,000  $    3,721,000  $    3,714,000
                                                   ==============  ==============  ==============

 Average year-to-date impaired loans. . . . . . .  $    3,128,000  $    3,505,000  $    3,315,000
                                                   ==============  ==============  ==============

 Impaired loans with specific loss allowances . .  $    2,697,000  $    3,721,000  $    3,714,000
                                                   ==============  ==============  ==============

 Loss allowances reserved on impaired loans . . .  $      290,000  $      429,000  $      411,000
                                                   ==============  ==============  ==============

 Year-to-date income recognized on impaired loans  $       52,000  $       78,000  $       55,000
                                                   ==============  ==============  ==============

The banks' policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the banks. The banks will not recognize income if these factors do not exist.

OTHER  OPERATING  INCOME
------------------------
                                    Six Months Ended June 30,      Three Months Ended June 30,
                                    -------------------------      --------------------------

                                            2002      2001                 2002    2001
                                     -------------  ------                 ------  ------
                                        (Dollars in thousands)        (Dollars in thousands)
Service charges . . . . . . . . . .  $       3,148  $2,475                $1,627  $1,448
Security gains, net . . . . . . . .          2,474   1,783                 1,243   1,063
Trust income. . . . . . . . . . . .          1,596   1,715                   851     887
Bank-owned life insurance income. .          1,269   1,284                   631     593
Other income. . . . . . . . . . . .          3,155   2,056                 1,767   1,130
                                      ------------  ------                ------  ------
      Total other operating income.  $      11,642  $9,313                $6,119  $5,121
                                     =============  ======                ======  ======

The six month ending June 30, 2002 other operating income increased $2,329,000, or 25.0%, from $9,313,000 for the same period in 2001. This rise in other operating income is the result of increases in service charges, other income and security gains of $673,000, $1,099,000 and $691,000, respectively. Offsetting these gains were reductions in bank-owned life insurance (BOLI) income and trust income. The rise in other operating income was 21.8%, not inclusive of the securities gains. The second quarter other operating income grew 19.5%, compared to the second quarter 2001.

Service charges grew $673,000 or 27.2% in the first six months of 2002, compared to the same period in 2001. This rise is the result of an increase in fees charged on transaction deposit accounts, attributed to the increase in average deposit transaction accounts and through the Corporation's strategies to enhance fee income. The driving force behind the increase in service charges was the introduction of a new overdraft product in March 2001. The growth in overdraft fees during the first half of 2002 was $534,000, compared to the same period in 2001. The remaining increase is related to the growth in average transaction deposits and enhanced fee structures. The second quarter 2002 service charges grew $179,000 or 12.4% compared to the same period in 2001. This growth was primarily the result of higher overdraft fees.

The Corporation recorded net security gains on the sale of securities available for sale of $2,474,000 in the first half of 2002, compared to $1,783,000 during the first half of 2001. Second quarter 2002 net security gains on the sale of securities were $1,243,000, compared to $1,063,000 in the second quarter of 2001. The Corporation sold the investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio and to reduce the risk within different interest rate environments.

Income from the Investment Management and Trust Services Division decreased $119,000 or 6.9% in the first six months of 2002 and $36,000 or 4.1% in the second quarter, compared to the same periods in 2001. These decreases were the result of lower estate fees earned during this period and the lower fees associated with the lower market value of trust assets.

The Corporation's bank owned life insurance (BOLI) income decreased $15,000 or 1.2% during the first six months of 2002, compared to the same period in 2001. This lower income level was related to the lower rate environment experienced during 2002. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income. The second quarter 2002 BOLI income was 6.4% higher than the second quarter of 2001.

Other income for the first six months of 2002 increased $1,099,000 or 53.5%, compared to the same period in 2001. The second quarter other income grew
$637,000 or 56.4% over the second quarter of 2001. Contributing to these increases were higher fees earned on the sale of alternative investment products including mutual funds and annuities, gains on the sale of residential mortgage loans, loan servicing fees and fees generated from HNC Reinsurance Company.


OTHER  OPERATING  EXPENSES
--------------------------
                                     Six Months Ended June 30,     Three Months Ended June 30,
                                     ------------------------      --------------------------
                                               2002     2001               2002     2001
                                       -------------  -------            -------  -------
(Dollars in thousands)                 (Dollars in thousands)
Salaries. . . . . . . . . . . . . . .  $      11,844  $10,712            $ 5,898  $ 5,498
Employee benefits . . . . . . . . . .          3,237    2,193              1,498    1,107
Occupancy . . . . . . . . . . . . . .          2,058    1,665                821      763
Furniture and equipment . . . . . . .          2,607    2,466              1,319    1,258
Other expenses. . . . . . . . . . . .          9,447    8,669              5,178    4,614
                                        ------------  -------            -------  -------
      Total other operating expenses.  $      29,193  $25,705            $14,714  $13,240
                                       =============  =======            =======  =======

The first six months of 2002 other operating expenses of $29,193,000 increased $3,488,000 or 13.6% from $25,705,000 for the same period in 2001. The second quarter 2002 other operating expenses grew $1,474,000 or 11.1% compared to the second quarter of 2001. The rise in operating expenses was the result of both employee benefit costs and a one-time occupancy expense related to a closed branch.

Employee salaries increased $1,132,000 or 10.7% from $10,712,000 for the first six months of 2001 to $11,844,000 for the same period in 2002. Employee salaries increased $400,000 or 7.3% during the second quarter of 2002, compared to the second quarter of 2001. These increases reflects cost of living increases, merit increases, salaries related to the rise in the sale of alternative investment products and additional staff necessitated by the growth of the Banks. Employee benefits of $3,237,000 expensed in the first six months of 2002, were $1,044,000 or 47.6% higher than the $2,193,000 of employee benefits expensed during the same period in 2001. Second quarter 2002 employee benefits of $1,498,000 were 35.3% higher than the second quarter 2001 expense of

$1,107,000. The increase in employee benefits is the result of higher pension expenses and employee medical insurance coverage. The higher pension expense is related to the addition of new employees to the plan and the overall performance of the plan.

Net occupancy expense increased $393,000, or 23.6%, from $1,665,000 in the first six months of 2001 to $2,058,000 in the first six months of 2002. This increase was primarily due to a $365,000 expense related to a branch closure during the first quarter of 2002. Net occupancy expenses grew $58,000 or 7.6% during the second quarter of 2002, compared to the second quarter of 2001. Furniture and equipment expense increased $141,000 or 5.7%, during the first six months of 2002, compared to the same period in 2001. The increase in the second quarter of 2002 was 4.8% over the second quarter of 2001. These increases are due to higher equipment maintenance and rental expenses, partially offset by lower depreciation cost.

Other expenses increased $778,000, or 9.0%, from $8,669,000 in the first six months of 2001, compared to $9,447,000 in other expenses recorded during the same period in 2002. The increase during the second quarter of 2002 compared to the second quarter in 2001 was $564,000 or 12.2%. This increase was primarily due to higher expenses related to costs associated with the addition of employees to the supplemental executive retirement plan and a $437,000 year-to-date rise in the off-lease vehicles residual reserve expense. The Corporation reviews the off-lease vehicles residual reserve on a quarterly basis and anticipates a lower residual reserve expenses during the last half of 2002, compared to the first half of 2002 and the last two quarters of 2001. The total 2002 projected residual reserve expense should be lower than the total 2001 actual residual reserve expense of $3,705,000.

INCOME  TAXES
-------------
Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------
Total assets increased $83,184,000, or 3.8%, from $2,208,971,000 at December 31, 2001 to $2,292,155,000 at June 30, 2002. This increase was the result of both higher investment securities available for sale and loans. Partially offsetting these increases was a decrease in fed funds sold. Total assets at June 30, 2002 grew 11.5%, compared to June 30, 2001. This gain was primarily due to increases in both investment securities available for sale and loans.

The balance of securities available for sale at June 30, 2001 of $765,207,000 increased $58,836,000 compared to the December 31, 2001 balance of $706,371,000. During the first two quarters of 2002, $254,204,000 of securities available for sale were sold which generated a pretax gain of $2,474,000. In comparison, $164,393,000 securities available for sale were sold during the first half of 2001 to generate a pretax gain of $1,783,000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the risk associated within different interest rate environments. The balance of investment securities held to maturity decreased $3,174,000 during the first half of 2002. Total loans grew $29,679,000 or 2.3% during the two quarters of 2002. This growth was primarily due to increases in both commercial loans and home equity loans, partially offset by lower indirect auto financing and vehicle leases. Total loans grew 5.3% at June 30, 2002, compared to June 30, 2001.

Total deposits grew $41,849,000, or 2.4% from $1,746,862,000 at December 31, 2001 to $1,788,711,000 at June 30, 2002. This growth was due to higher noninterest-bearing deposits, interest-bearing checking accounts, savings accounts and time deposits under $100,000. Offsetting these increases were lower money market accounts and time deposits over $100,000. The lower money market volume is due to one large account deposited during December 2001 and withdrawn during January of 2002. The lower time deposits over $100,000 is due to our low demand for short-term funding at the end of the second quarter of 2002. The June 30, 2002 total deposit balance grew 11.6%, compared to the June 30, 2001 total deposits.

Time deposits under $100,000, savings accounts, interest bearing checking accounts and non-interest bearing deposits grew $36,548,000, $22,442,000, $16,299,000 and $1,769,000, respectively. Time deposits over $100,000 and money market accounts decreased $26,110,000 and $9,099,000, respectively.

Other borrowings experienced an increase of $34,349,000 during the six months of 2002. A $35,000,000 increase in Federal Home Loan Bank Borrowings was slightly offset by a $662,000 reduction in U.S. Treasury demand notes. Securities sold under agreements to repurchase increased by $11,000.

CAPITAL
-------
Capital formation is important to the Corporation's well being and future growth. Capital for the period ending June 30, 2002 was $198,153,000, an increase of $8,804,000 over the end of 2001. The increase is the result of the retention of the Corporation's earnings, offset by the adjustment for the net unrealized gains on the investments securities available for sale and the purchase of treasury stock during the first six months of 2002. Net unrealized gains and losses on available for sale investment securities are recorded as accumulated other comprehensive income in the equity section of the balance sheet. The accumulated other comprehensive income at June 30, 2002 was a gain of $5,845,000, compared to a gain of $4,534,000 at December 31, 2001. The corporation purchased $3,288,000 of treasury stock during the first six months of 2002. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars  in  thousands)
                                                                For  Capital
As  of  June  30,  2002                     Actual            Adequacy  Purposes
-----------------------
                                            Amount   Ratio    Amount   Ratio
                                           --------  ------  --------  ------
Total Capital (to risk weighted assets):
Corporation . . . . . . . . . . . . . . .  $214,890  13.35%  $128,765   8.00%
Harleysville National Bank. . . . . . . .   126,921  10.89%    93,204   8.00%
Citizens National Bank. . . . . . . . . .    36,067  12.11%    23,827   8.00%
Security National Bank. . . . . . . . . .    16,137  12.59%    10,252   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $197,089  12.24%  $ 64,382   4.00%
Harleysville National Bank. . . . . . . .   116,074   9.96%    46,602   4.00%
Citizens National Bank. . . . . . . . . .    32,339  10.86%    11,913   4.00%
Security National Bank. . . . . . . . . .    14,531  11.34%     5,126   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $197,089   8.87%  $ 88,866   4.00%
Harleysville National Bank. . . . . . . .   116,074   7.36%    63,077   4.00%
Citizens National Bank. . . . . . . . . .    32,339   7.16%    18,074   4.00%
Security National Bank. . . . . . . . . .    14,531   8.24%     7,055   4.00%


                                       To Be Well Capitalized
                                      Under Prompt Corrective
                                         Action Provision

                                            Amount   Ratio
                                           --------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .   116,505  10.00%
Citizens National Bank. . . . . . . . . .    29,783  10.00%
Security National Bank. . . . . . . . . .    12,816  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .    69,903   6.00%
Citizens National Bank. . . . . . . . . .    17,870   6.00%
Security National Bank. . . . . . . . . .     7,689   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .    78,847   5.00%
Citizens National Bank. . . . . . . . . .    22,592   5.00%
Security National Bank. . . . . . . . . .     8,819   5.00%

(Dollars  in  thousands)
                                                                For Capital
          As of December 31, 2001           Actual            Adequacy Purposes
          -----------------------
                                            Amount   Ratio    Amount   Ratio
                                           --------  ------  --------  ------
Total Capital (to risk weighted assets):
Corporation . . . . . . . . . . . . . . .  $205,743  13.23%  $124,445   8.00%
Harleysville National Bank. . . . . . . .   118,782  10.46%    90,862   8.00%
Citizens National Bank. . . . . . . . . .    39,888  13.91%    22,936   8.00%
Security National Bank. . . . . . . . . .    15,132  12.53%     9,661   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $189,423  12.18%  $ 62,222   4.00%
Harleysville National Bank. . . . . . . .   108,939   9.59%    45,431   4.00%
Citizens National Bank. . . . . . . . . .    36,297  12.66%    11,468   4.00%
Security National Bank. . . . . . . . . .    13,622  11.28%     4,830   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $189,423   8.71%  $ 87,040   4.00%
Harleysville National Bank. . . . . . . .   108,939   6.91%    63,024   4.00%
Citizens National Bank. . . . . . . . . .    36,297   8.45%    17,182   4.00%
Security National Bank. . . . . . . . . .    13,622   8.44%     6,455   4.00%

PAGE 20

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

Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 2002, the Corporation's Tier 1 risk-adjusted capital ratio was 12.24%, and the total risk-adjusted capital ratio was 13.35%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at June 30, 2002.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 8.87% at June 30, 2002 and 8.71% at December 31, 2001.

The year-to-date June 30, 2002 cash dividend per share of $.34 was 13.3% higher than the cash dividend for the same period in 2001 of $.30. The dividend payout ratio for the first six months of 2002 was 38.3%, compared to 41.3% for the twelve month period ended December 31, 2001. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first three months of 2002.

LIQUIDITY
---------
Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model's projection of potential sources and used of funds for the next 120 days. The resulting projections as of June 30, 2002 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds, which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. Unused lines of credit at the FHLB of Pittsburgh were $113,419,000, as of June 30, 2002. The Banks also have unused federal funds lines of credit of $50,000,000 and non-pledged investment securities available for sale of $323,889,000 as of June 30, 2002.

OTHER  ITEMS
------------

Legislative  &  Regulatory
-------------------------
In November 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Modernization Act) became law. The Modernization Act allows bank holding companies meeting management, capital and Community Reinvestment Act standards

PAGE 21

to engage in a substantially broader range of nonbanking activities than was permissible before enactment, including underwriting insurance and making merchant banking investments in commercial and financial companies. It allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holing company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The Corporation currently believes it meets the requirements for the broader range of activities that will be permitted by the Modernization Act.

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

PAGE 22

Branching
---------
The Corporation's subsidiaries currently plan to open at least one new branch. During the third quarter of 2002, Security National Bank plans to open a location in Douglassville, Pennsylvania. This new branch site is contiguous to our current service area and was chosen to expand the Banks' market area and market share of loans and deposits.

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

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided on page 12 of this Form 10-Q and in SEC Form 10-K for the period ended December 31, 2001.

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

Item 2.   Change in Securities and Use of Proceeds
-------   ----------------------------------------
  Not applicable

Item 3.   Defaults Upon Senior Securities
-------  --------------------------------
  Not applicable

 -----------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
-------  -----------------------------------------------------
  None

Item 5.  Other Information
-------  --------------------------------
  None

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

PAGE 23

     (a)  Exhibits:
     --------------
     The  following  exhibits  are  being  filed  as  part  of  this  Report:

Exhibit No.   Description of Exhibits
------------  ---------------------------------------------------------------------------------------------------

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

  (b)  Reports  on  Form  8-K

Current Report on Form 8-K, dated April 9, 2002, filed with the Commission on April 17, 2002, reporting the Registrant's first quarter 2002 press release.

Current Report on Form 8-K, dated May 30, 2002, filed with the Commission on June 11, 2002, reporting the Registrant's appointment of two new directors.

Current Report on Form 8-K, dated July 10, 2002, filed with the Commission on July 26, 2002, reporting the Registrant's second quarter 2002 press release.

PAGE 24
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    HARLEYSVILLE  NATIONAL  CORPORATION




                    /s/  Walter E. Daller, Jr.
                    --------------------------
                    Walter E. Daller, Jr., Chairman, President and Chief Executive Officer
                    (Principal executive officer)



                    /s/  Gregg J. Wagner
                    --------------------
                    Gregg J. Wagner, Treasurer
                   (Principal financial and accounting officer)




Date:  August  12,  2002

PAGE 25
                                  EXHIBIT INDEX

Exhibit  No.     Description  of  Exhibits
-----------      -------------------------



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


PAGE 26