Form 10-Q
period 2002-09-30
HARLEYSVILLE NATIONAL CORP
filed 2002-11-14
CIK 702902

33

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                   (Mark One)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002.
                                              ------------------

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

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).    Yes     X.   No.
                                                            ---

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,041,602 shares of Common
Stock,  $1.00  par  value,  outstanding  on  November  12,  2002.

PAGE 1

                                         HARLEYSVILLE NATIONAL CORPORATION

                                             INDEX TO FORM 10-Q REPORT
                                                                                                               PAGE
                                                                                                               ----

Part I.  Financial Information

     Item 1. Financial Statements:

           Consolidated Balance Sheets - September 30, 2002 and December 31, 2001 . . . . . . . . . . . . . .     3

           Consolidated Statements of Income - Nine Months and Three Months Ended September 30, 2002 and 2001     4

           Consolidated Statements of Shareholders' Equity - Nine Months Ended September 30, 2002 and Twelve.     5
                                          Months Ended December 31, 2001

           Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001. . . . . . .     6

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . .     9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . .    23

     Item 4. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

     Item 2.  Change in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

     Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . .    26

     Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28


                                         PART  1.  FINANCIAL  INFORMATION
                           HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                          CONSOLIDATED  BALANCE  SHEETS
    (Dollars in thousands)                      (Unaudited)

                                                                     September 30, 2002    December 31, 2001
                                                                    --------------------  -------------------
                                                                    ASSETS
  Cash and due from banks. . . . . . . . . . . . . . . . . . . . .  $            73,428   $           62,974
  Fed funds sold . . . . . . . . . . . . . . . . . . . . . . . . .               19,100               12,500
  Interest-bearing deposits in banks . . . . . . . . . . . . . . .                5,920                7,150
                                                                    --------------------  -------------------
      Total cash and cash equivalents. . . . . . . . . . . . . . .               98,448               82,624
                                                                    --------------------  -------------------

  Investment securities available for sale . . . . . . . . . . . .              926,529              706,371
  Investment securities held to maturity . . . . . . . . . . . . .               22,747               26,099
   (fair value $24,224 and $26,782, respectively)
  Total loans and leases . . . . . . . . . . . . . . . . . . . . .            1,344,199            1,316,609
  Less: Allowance for loan losses. . . . . . . . . . . . . . . . .              (17,139)             (15,558)
                                                                    --------------------  -------------------
               Net loans . . . . . . . . . . . . . . . . . . . . .            1,327,060            1,301,051
                                                                    --------------------  -------------------
  Bank premises and equipment, net . . . . . . . . . . . . . . . .               21,641               21,439
  Accrued income receivable. . . . . . . . . . . . . . . . . . . .               13,496               11,907
  Net assets in foreclosure. . . . . . . . . . . . . . . . . . . .                  473                  609
  Intangible assets, net . . . . . . . . . . . . . . . . . . . . .                1,648                1,360
  Bank-owned life insurance. . . . . . . . . . . . . . . . . . . .               47,842               45,942
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .               12,168               11,569
                                                                    --------------------  -------------------
           Total assets. . . . . . . . . . . . . . . . . . . . . .  $         2,472,052   $        2,208,971
                                                                    ====================  ===================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing . . . . . . . . . . . . . . . . . . . . .  $           267,254   $          254,638
     Interest-bearing:
       Checking accounts . . . . . . . . . . . . . . . . . . . . .              251,571              169,156
       Money market accounts . . . . . . . . . . . . . . . . . . .              427,006              419,890
       Savings . . . . . . . . . . . . . . . . . . . . . . . . . .              197,122              179,284
       Time, under $100,000. . . . . . . . . . . . . . . . . . . .              534,967              489,345
       Time, $100,000 or greater . . . . . . . . . . . . . . . . .              273,279              234,549
                                                                    --------------------  -------------------
            Total deposits . . . . . . . . . . . . . . . . . . . .            1,951,199            1,746,862
  Accrued interest payable . . . . . . . . . . . . . . . . . . . .               22,138               27,114
  U.S. Treasury demand notes . . . . . . . . . . . . . . . . . . .                2,015                2,677
  Federal Home Loan Bank (FHLB) borrowings . . . . . . . . . . . .              162,750              127,750
  Securities sold under agreements to repurchase . . . . . . . . .               85,237               80,393
  Guaranteed preferred beneficial interest in Corporation's
    subordinated debentures. . . . . . . . . . . . . . . . . . . .                5,000                5,000
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .               35,047               29,826
                                                                    --------------------  -------------------
            Total liabilities. . . . . . . . . . . . . . . . . . .            2,263,386            2,019,622
                                                                    --------------------  -------------------
  Shareholders' Equity:
      Series preferred stock,  par value $1 per share;
         authorized 8,000,000 shares, none issued. . . . . . . . .                    -                    -
      Common stock, par value $1 per share; authorized 75,000,000 shares; issued and outstanding 19,580,179 shares in 2002
         and 18,570,971 shares in 2001 . . . . . . . . . . . . . .               19,580               18,571
      Additional paid in capital . . . . . . . . . . . . . . . . .               96,362               71,419
      Retained earnings. . . . . . . . . . . . . . . . . . . . . .               90,353              100,171
      Treasury stock, at cost: 481,507 shares in 2002
         and 287,440 shares in 2001. . . . . . . . . . . . . . . .               (9,463)              (5,346)
      Accumulated other comprehensive income . . . . . . . . . . .               11,834                4,534
                                                                    --------------------  -------------------
            Total shareholders' equity . . . . . . . . . . . . . .              208,666              189,349
                                                                    --------------------  -------------------
            Total liabilities and shareholders' equity . . . . . .  $         2,472,052   $        2,208,971
                                                                    ====================  ===================

     See  accompanying  notes  to  consolidated  financial  statements.

                       HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                                CONSOLIDATED  STATEMENTS  OF  INCOME

                                        (Unaudited)          Nine  months  ended          Three  months  ended
                                                                September  30,                September  30,
                                                               ---------------               ---------------
(Dollars  in  thousands  except  weighted  average  number
of  common  shares  and  per  share  information)

                                                              2002         2001         2002         2001
                                                           -----------  -----------  -----------  -----------
INTEREST INCOME:
Loans, including fees . . . . . . . . . . . . . . . . . .  $    63,793  $    68,008  $    21,012  $    22,821
Lease financing . . . . . . . . . . . . . . . . . . . . .        6,476        7,377        2,188        2,439
Investment securities:
   Taxable. . . . . . . . . . . . . . . . . . . . . . . .       20,827       19,820        6,555        6,893
   Exempt from federal taxes. . . . . . . . . . . . . . .        8,748        8,174        3,266        2,551
Federal funds sold. . . . . . . . . . . . . . . . . . . .          275          449           53          215
Deposits in banks . . . . . . . . . . . . . . . . . . . .          140          227           44           90
                                                           -----------  -----------  -----------  -----------
      Total interest income . . . . . . . . . . . . . . .      100,259      104,055       33,118       35,009
                                                           -----------  -----------  -----------  -----------
INTEREST EXPENSE:
Savings deposits. . . . . . . . . . . . . . . . . . . . .        8,923       13,939        3,081        4,170
Time, under $100,000. . . . . . . . . . . . . . . . . . .       17,905       19,431        5,982        6,715
Time, $100,000 or greater . . . . . . . . . . . . . . . .        5,680        8,447        1,896        2,773
Borrowed funds. . . . . . . . . . . . . . . . . . . . . .        7,014        8,262        2,480        2,585
                                                           -----------  -----------  -----------  -----------
      Total interest expense. . . . . . . . . . . . . . .       39,522       50,079       13,439       16,243
                                                           -----------  -----------  -----------  -----------
      Net interest income . . . . . . . . . . . . . . . .       60,737       53,976       19,679       18,766
Provision for loan losses . . . . . . . . . . . . . . . .        3,401        2,962          956        1,353
                                                           -----------  -----------  -----------  -----------
      Net interest income after provision for loan losses       57,336       51,014       18,723       17,413
                                                           -----------  -----------  -----------  -----------
OTHER OPERATING INCOME:
Service charges . . . . . . . . . . . . . . . . . . . . .        4,993        3,878        1,846        1,403
Security gains, net . . . . . . . . . . . . . . . . . . .        3,193        3,923          719        2,140
Trust income. . . . . . . . . . . . . . . . . . . . . . .        2,322        2,541          726          826
Bank-owned life insurance income. . . . . . . . . . . . .        1,900        1,818          631          535
Other Income. . . . . . . . . . . . . . . . . . . . . . .        4,675        3,409        1,519        1,352
                                                           -----------  -----------  -----------  -----------
      Total other operating income. . . . . . . . . . . .       17,083       15,569        5,441        6,256
                                                           -----------  -----------  -----------  -----------
      Net interest income after provision for loan losses
         and other operating income . . . . . . . . . . .       74,419       66,583       24,164       23,669
                                                           -----------  -----------  -----------  -----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits . . . . . . . . . .       22,631       19,644        7,550        6,739
Occupancy . . . . . . . . . . . . . . . . . . . . . . . .        2,902        2,457          844          792
Furniture and equipment . . . . . . . . . . . . . . . . .        4,034        3,776        1,428        1,310
Other expenses. . . . . . . . . . . . . . . . . . . . . .       13,127       13,572        3,679        4,903
                                                           -----------  -----------  -----------  -----------
      Total other operating expenses. . . . . . . . . . .       42,694       39,449       13,501       13,744
                                                           -----------  -----------  -----------  -----------
      Income before income tax expense. . . . . . . . . .       31,725       27,134       10,663        9,925
Income tax expense. . . . . . . . . . . . . . . . . . . .        7,121        5,859        2,250        2,302
                                                           -----------  -----------  -----------  -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . .  $    24,604  $    21,275  $     8,413  $     7,623
                                                           ===========  ===========  ===========  ===========

Weighted average number of common shares:
        Diluted * . . . . . . . . . . . . . . . . . . . .   19,715,987   19,682,612   19,687,990   19,629,108
                                                           ===========  ===========  ===========  ===========
        Basic * . . . . . . . . . . . . . . . . . . . . .   19,141,516   19,227,650   19,113,519   19,174,146
                                                           ===========  ===========  ===========  ===========
Net income per share information:
        Diluted * . . . . . . . . . . . . . . . . . . . .  $      1.25  $      1.08  $      0.43  $      0.39
                                                           ===========  ===========  ===========  ===========
        Basic * . . . . . . . . . . . . . . . . . . . . .  $      1.29  $      1.11  $      0.44  $      0.40
                                                           ===========  ===========  ===========  ===========
Cash dividends per share *. . . . . . . . . . . . . . . .  $     0.495  $     0.438  $     0.171  $     0.152
                                                           ===========  ===========  ===========  ===========

* Adjusted for 5% stock dividend effective September 16, 2002 and 100% stock dividend effective August 10, 2001.

See  accompanying  notes  to  consolidated  financial  statements.

                     CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                   HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES



NINE  MONTHS  ENDED  SEPTEMBER  30,  2002
                                                                                                          Accumulated

                                        Common Stock                                                           Other
                                       --------------
(Dollars in thousands)                   Number of            Par            Additional       Retained    Comprehensive
                                             Shares          Value         Paid in Capital    Earnings    Income
                                       --------------  -----------------  -----------------  ----------  ---------------
Balance, January 1, 2002. . . . . . .         18,571   $         18,571   $         71,419   $ 100,171   $        4,534
Stock options . . . . . . . . . . . .             77                 77                944           -                -
Stock dividends . . . . . . . . . . .            932                932             23,993     (24,942)               -
Stock awards. . . . . . . . . . . . .              -                  -                  6           -                -
Net income. . . . . . . . . . . . . .              -                  -                  -      24,604                -
Other comprehensive income,
  net of reclassifications and tax. .              -                  -                  -           -            7,300
Purchases of Treasury stock . . . . .         (4,117)            (4,117)
Cash dividends. . . . . . . . . . . .              -                  -                  -      (9,480)               -
                                       --------------  -----------------  -----------------  ----------  ---------------
Comprehensive income. . . . . . . . .
Balance, September 30, 2002 . . . . .         19,580   $         19,580   $         96,362   $  90,353   $       11,834
                                       ==============  =================  =================  ==========  ===============



FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                                                           Accumulated
                                        Common Stock                                                          Other
-------------------------------------
(Dollars in thousands). . . . . . . .     Number of           Par              Additional      Retained   Comprehensive
                                           Shares            Value           Paid in Capital   Earnings        Income
-------------------------------------  --------------  -----------------  -----------------  ----------  ---------------
Balance, January 1, 2001. . . . . . .          9,254   $          9,254   $         79,869   $  83,244   $        1,422
Stock options . . . . . . . . . . . .             44                 44                812           -                -
Stock dividends . . . . . . . . . . .          9,273              9,273             (9,273)          -
Stock awards. . . . . . . . . . . . .                                                   11
Net income. . . . . . . . . . . . . .              -                  -                  -      28,820                -
Other comprehensive income,
  net of reclassifications and tax. .              -                  -                  -           -            3,112
Purchases of Treasury stock . . . . .
Cash dividends. . . . . . . . . . . .              -                  -                  -     (11,893)               -
                                       --------------  -----------------  -----------------  ----------  ---------------
Comprehensive income. . . . . . . . .
Balance, December 31, 2001. . . . . .         18,571   $         18,571   $         71,419   $ 100,171   $        4,534
                                       ==============  =================  =================  ==========  ===============



(Dollars in thousands)                  Treasury                    Comprehensive
                                         Stock          Total          Income
                                       ----------  ---------------  -------
Balance, January 1, 2002. . . . . . .  $  (5,346)  $      189,349
Stock options . . . . . . . . . . . .          -            1,021
Stock dividends                                               (17)
Stock awards. . . . . . . . . . . . .          -                6
Net income. . . . . . . . . . . . . .          -           24,604   $24,604
Other comprehensive income,
  net of reclassifications and tax. .          -            7,300     7,300
Purchases of Treasury stock               (4,117)          (4,117)
Cash dividends. . . . . . . . . . . .          -           (9,480)
                                       ----------  ---------------
Comprehensive income                                               $ 31,904
                                                              ==============

Balance, September 30, 2002 . . . . .  $  (9,463)  $      208,666
                                       ==========  ===============



FOR THE YEAR ENDED DECEMBER 31, 2001
          Accumulated
    Common Stock
-------------------------------------
(Dollars in thousands). . . . . . . .  Treasury                  Comprehensive
  Shares. . . . . . . . . . . . . . .    Stock           Total       Income
-------------------------------------  ----------  ---------------
Balance, January 1, 2001. . . . . . .  $    (253)  $      173,536
Stock options . . . . . . . . . . . .          -              856
Stock dividends
Stock awards                                                   11
Net income. . . . . . . . . . . . . .          -           28,820   $28,820
Other comprehensive income,
  net of reclassifications and tax. .          -            3,112     3,112
Purchases of Treasury stock               (5,093)          (5,093)
Cash dividends. . . . . . . . . . . .          -          (11,893)
                                       ----------  ---------------
Comprehensive income                                               $ 31,932
                                                                   ========

Balance, December 31, 2001. . . . . .  $  (5,346)  $      189,349
                                       ==========  ===============

See  accompanying  notes  to  consolidated  financial  statements.


                 HARLEYSVILLE  NATIONAL  CORPORATION  AND  SUBSIDIARIES
                      CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                    (Unaudited)

                              (Dollars in thousands)                     Nine Months Ended Sept.30,
  OPERATING ACTIVITIES: . . . . . . . . . . . . . . . . . . . . . . . . . .            2002
                                                                          -----------------------
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               24,604
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Provision for loan losses . . . . . . . . . . . . . . . . . . . . . .                   3,401
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . .                   1,961
      Net amortization of investment
        securities discount/premiums. . . . . . . . . . . . . . . . . . . .                   2,045
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .                  (2,642)
      Net realized security gains . . . . . . . . . . . . . . . . . . . . .                  (3,193)
      Increase in accrued income receivable . . . . . . . . . . . . . . . .                  (1,589)
      (Decrease) increase in accrued interest payable . . . . . . . . . . .                  (4,976)
      (Increase) decrease in other assets . . . . . . . . . . . . . . . . .                    (599)
      Net increase in other liabilities . . . . . . . . . . . . . . . . . .                   3,877
      Decrease (increase) in deferred cost, net . . . . . . . . . . . . . .                     906
      Write-down of other real estate owned . . . . . . . . . . . . . . . .                      68
      (Increase) decrease in intangible assets. . . . . . . . . . . . . . .                    (288)
                                                                             -----------------------
         Net cash provided by operating activities. . . . . . . . . . . . .  $               23,575
                                                                             -----------------------
  INVESTING ACTIVITIES:
    Proceeds from sales of investment securities available for sale . . . .  $              568,561
    Proceeds, maturity or calls of investment securities held to maturity .                   3,408
    Proceeds, maturity or calls of investment securities available for sale                 184,988
    Purchases of investment securities available for sale . . . . . . . . .                (961,328)
    Net increase in loans . . . . . . . . . . . . . . . . . . . . . . . . .                 (31,106)
    Net increase in premises and equipment. . . . . . . . . . . . . . . . .                  (2,163)
    Net increase in bank-owned life insurance . . . . . . . . . . . . . . .                  (1,900)
    Proceeds from sales of other real estate. . . . . . . . . . . . . . . .                     857
                                                                             -----------------------
         Net cash used in investing activities. . . . . . . . . . . . . . .  $             (238,683)
                                                                             -----------------------
  FINANCING ACTIVITIES:
    Net increase in deposits. . . . . . . . . . . . . . . . . . . . . . . .  $              204,337
    (Decrease) increase in U.S. Treasury demand notes . . . . . . . . . . .                    (662)
    Decrease in federal funds purchased . . . . . . . . . . . . . . . . . .                       -
    Increase in FHLB borrowings . . . . . . . . . . . . . . . . . . . . . .                  35,000
    Increase in securities sold under agreement . . . . . . . . . . . . . .                   4,844
    Proceeds from issuance of guaranteed preferred beneficial interest
      in Corporation's subordinated debentures. . . . . . . . . . . . . . .                       -
    Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (9,480)
    Repurchase of common stock. . . . . . . . . . . . . . . . . . . . . . .                  (4,117)
    Stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,021
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (11)
                                                                             -----------------------
      Net cash provided by financing activities . . . . . . . . . . . . . .  $              230,932
                                                                             -----------------------
  Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .  $               15,824
  Cash and cash equivalents at beginning of period. . . . . . . . . . . . .                  82,624
                                                                             -----------------------
  Cash and cash equivalents at end of the period. . . . . . . . . . . . . .  $               98,448
                                                                             =======================

    Cash paid during the period for:
       Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               44,498
                                                                             =======================
       Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                9,000
                                                                             =======================
     Supplemental disclosure of noncash investing and financing activities:
         Transfer of assets from loans to other real estate owned . . . . .  $                  789
                                                                             =======================


                                                                             Nine Months Ended Sept.30,
  OPERATING ACTIVITIES: . . . . . . . . . . . . . . . . . . . . . . . . . .              2001
                                                                             ----------------------------
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                    21,275
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Provision for loan losses . . . . . . . . . . . . . . . . . . . . . .                        2,962
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . .                        2,033
      Net amortization of investment
        securities discount/premiums. . . . . . . . . . . . . . . . . . . .                          692
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .                        2,091
      Net realized security gains . . . . . . . . . . . . . . . . . . . . .                       (3,923)
      Increase in accrued income receivable . . . . . . . . . . . . . . . .                         (997)
      (Decrease) increase in accrued interest payable . . . . . . . . . . .                        3,935
      (Increase) decrease in other assets . . . . . . . . . . . . . . . . .                          113
      Net increase in other liabilities . . . . . . . . . . . . . . . . . .                        4,113
      Decrease (increase) in deferred cost, net . . . . . . . . . . . . . .                         (624)
      Write-down of other real estate owned . . . . . . . . . . . . . . . .                           17
      (Increase) decrease in intangible assets. . . . . . . . . . . . . . .                          122
                                                                             ----------------------------
         Net cash provided by operating activities. . . . . . . . . . . . .  $                    31,809
                                                                             ----------------------------
  INVESTING ACTIVITIES:
    Proceeds from sales of investment securities available for sale . . . .  $                   282,085
    Proceeds, maturity or calls of investment securities held to maturity .                        4,051
    Proceeds, maturity or calls of investment securities available for sale                       88,014
    Purchases of investment securities available for sale . . . . . . . . .                     (473,824)
    Net increase in loans . . . . . . . . . . . . . . . . . . . . . . . . .                      (97,243)
    Net increase in premises and equipment. . . . . . . . . . . . . . . . .                       (1,385)
    Net increase in bank-owned life insurance . . . . . . . . . . . . . . .                       (1,818)
    Proceeds from sales of other real estate. . . . . . . . . . . . . . . .                          963
                                                                             ----------------------------
         Net cash used in investing activities. . . . . . . . . . . . . . .  $                  (199,157)
                                                                             ----------------------------
  FINANCING ACTIVITIES:
    Net increase in deposits. . . . . . . . . . . . . . . . . . . . . . . .  $                   218,658
    (Decrease) increase in U.S. Treasury demand notes . . . . . . . . . . .                          429
    Decrease in federal funds purchased . . . . . . . . . . . . . . . . . .                      (44,500)
    Increase in FHLB borrowings . . . . . . . . . . . . . . . . . . . . . .                       17,000
    Increase in securities sold under agreement . . . . . . . . . . . . . .                       11,556
    Proceeds from issuance of guaranteed preferred beneficial interest
      in Corporation's subordinated debentures. . . . . . . . . . . . . . .                        5,000
    Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (8,423)
    Repurchase of common stock. . . . . . . . . . . . . . . . . . . . . . .                       (5,049)
    Stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          625
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           11
                                                                             ----------------------------
      Net cash provided by financing activities . . . . . . . . . . . . . .  $                   195,307
                                                                             ----------------------------
  Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .  $                    27,959
  Cash and cash equivalents at beginning of period. . . . . . . . . . . . .                       55,525
                                                                             ----------------------------
  Cash and cash equivalents at end of the period. . . . . . . . . . . . . .  $                    83,484
                                                                             ============================

    Cash paid during the period for:
       Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                    46,144
                                                                             ============================
       Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                     4,300
                                                                             ============================
     Supplemental disclosure of noncash investing and financing activities:
         Transfer of assets from loans to other real estate owned . . . . .  $                     1,095
                                                                             ============================

     See  accompanying  notes  to  consolidated  financial  statements.

PAGE 6
               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank ("Security") (collectively, the "Banks"), HNC Financial Company and HNC Reinsurance Company - as of September 30, 2002, the results of its operations for nine and three month periods ended September 30, 2002 and 2001and the cash flows for the nine month periods ended September 30, 2002 and 2001. This quarterly report refers to the corporation's subsidiary banks, collectively as "the banks." We suggest that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements of the corporation and the notes thereto set forth in the corporation's 2001 annual report.

The results of operations for the nine and three month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

      The  components  of  other  comprehensive  income  are  as  follows:

Comprehensive  Income
---------------------


(Dollars in thousands) . . . . . .  BEFORE TAX      TAX        NET OF TAX
September 30, 2002 . . . . . . . .    AMOUNT       EXPENSE       AMOUNT
----------------------------------  -----------  ------------  -----------
Unrealized gains on securities:
   Unrealized holding gains
       arising during period . . .  $    14,424  $    (5,048)  $     9,376
   Less reclassification
       adjustment for gains
       realized in net income. . .        3,193       (1,117)        2,076
                                    -----------  ------------  -----------
  Other comprehensive income, net.  $    11,231  $    (3,931)  $     7,300
                                    ===========  ============  ===========

                                    BEFORE TAX       TAX       NET OF TAX
September 30, 2001 . . . . . . . .    AMOUNT       EXPENSE       AMOUNT
----------------------------------  -----------  ------------  -----------
Unrealized gains on securities:
   Unrealized holding gains
       arising during period . . .  $    14,351  $    (5,024)  $     9,327
   Less reclassification
       adjustment for gains
       realized in net income. . .        3,923       (1,373)        2,550
                                    -----------  ------------  -----------
  Other comprehensive income, net.  $    10,428  $    (3,651)  $     6,777
                                    ===========  ============  ===========

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

NOTE 8 - The Corporation incorporated HNC Reinsurance Company in March 2001. HNC Reinsurance Company is a reinsurer of consumer loan credit life and accident and health risks. Through the reinsurance company, the Corporation will assume a portion of the credit insurance risk in return for income from insurance premiums.

NOTE 9 - On September 16, 2002, the Corporation paid a 5% stock dividend on its common stock to shareholders of record as of September 3, 2002.
               On August 10, 2001, the Corporation paid a two-for-one stock split on its common stock in the form of a 100% stock dividend to shareholders of record July 27, 2001.
               All prior period amounts were restated to reflect these stock dividends.

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


OVERVIEW
--------

       The  Corporation  experienced  record  third  quarter  and  year-to-date
September 30, 2002 earnings. The increases in third quarter 2002 and year-to-date 2002 net income over comparable periods in 2001 were 10.4% and 15.6%, respectively. The improved third quarter earnings were the result of a rise in earning assets, a reduction in the provision for loan losses and lower other expenses. The rise in the year-to-date earnings were also related to the increase in earnings assets, and improved other income. The Corporation also experienced an improvement in loan quality during the first nine months of 2002.

       Third quarter 2002 diluted earnings per share of $.43, increased 10.3% over the third quarter 2001 diluted earnings per share of $.39. Third quarter basic earnings per share in 2002 of $.44 exceed the third quarter 2001 basic earnings per share of $.40 by 10.0%. Third quarter 2002 net income of $8,413,000 increased 10.4% over the third quarter 2001 net income of $7,623,000. Net income for the first nine months of 2002 was $24,604,000, a 15.6% increase over the $21,275,000 for the comparable period in 2001. Diluted earnings per share of $1.25 were up 15.7% from the $1.08 in 2001. Basic earnings per share of $1.29 for the first nine months of 2002 were 16.2% higher than the $1.11 year to date September 30, 2001. The Corporation's consolidated total assets were $2,472,052,000 at September 30, 2002, 13.8% above the September 30, 2001 level of  $2,172,516,000.

      The rise in net income during 2002, compared to 2001 is primarily attributed to higher net interest income levels. This increase was the result of an 11.1% rise in average earning asset levels and a rise in other income of 9.7%. The growth in other income was the result of both higher service charges and other miscellaneous fees. Partially offsetting these increases were higher provision for loan losses and other operating expenses.

      For the nine months ended September 30, 2002, the annualized return on average shareholder's equity and the annualized return on average assets were 16.78% and 1.46%, respectively. For the same period in 2001, the annualized return on average shareholder's equity was 15.83% and the annualized return on average assets was 1.40%. Excluding unrealized gains and losses on securities available for sale, the annualized return on average realized shareholder's equity for the first nine months of 2002 and 2001 were 17.15% and 16.17%, respectively.
For the three months ended June 30, 2002, the annualized return on average shareholders' equity and the annualized return on average assets were 16.71% and 1.44%, respectively. For the same period in 2001, the annualized return on average realized shareholders' equity was 16.58% and the annualized return on average assets was 1.45%. Excluding unrealized gains and losses on securities available for sale, the annualized return on average realized shareholder's equity for the third quarter of 2002 and 2001 were 17.29% and 17.05%, respectively.

       Strong third quarter results were also reflected in the corporations loan quality. Nonperforming assets (nonaccruing loans, loans past due 90 days or more and still accruing interest and net assets in foreclosure) were .30% of total assets at September 30, 2002, compared to .40% at December 31, 2001 and ..30% at September 30, 2001.

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

 NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
 -------------------------------------------------------------

       Net interest income for the first nine months of 2002 of $60,737,000 was $6,761,000, or 12.5% higher than the same period in 2001 net interest income of $53,976,000. As illustrated in the table below, this rise in net interest income was primarily the result of higher earning asset volumes. Interest income was actually lower in 2002 compared to 2001, as a result of the impact of lower interest rates. The lower interest income related to lower rates was partially offset by the increase in interest income related to higher earning asset volumes. The lower interest income was more than offset by the lower interest expense related to the lower interest rates paid on deposits and other borrowings during 2002. The third quarter of 2002 net interest income of $19,679,000 increased $913,000, or 4.9%, over the third quarter of 2001.

       The rate-volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the nine month and three month periods ended September 30, 2002 over September 30, 2001 by their rate and volume components.

                                                        Nine Months Ended                            Three Months Ended
                                                        September 30, 2002                           September 30, 2002
                                                            Over/Under                                  Over/Under
                                                        September 30, 2001                           September 30, 2001

                                                    Total               Caused by:                 Total        Caused by:
                                                                   --------------------           ------------
                                                   Variance              Rate             Volume   Variance      Rate      Volume
                                             --------------------  --------------------  -------  ------------  --------  --------
Interest Income:
  Securities *. . . . . . . . . . . . . . .  $             1,450   $            (4,213)  $ 5,663  $       597   $(1,821)  $ 2,418
  Money market instruments. . . . . . . . .                 (261)                 (361)      100         (207)     (132)      (75)
  Loans * . . . . . . . . . . . . . . . . .               (5,114)               (9,427)    4,313       (2,058)   (3,010)      952
                                             --------------------  --------------------  -------  ------------  --------  --------
     Total. . . . . . . . . . . . . . . . .               (3,925)              (14,001)   10,076       (1,668)   (4,963)    3,295
                                             --------------------  --------------------  -------  ------------  --------  --------

Interest Expense:
  Savings deposits. . . . . . . . . . . . .               (5,016)               (6,117)    1,101       (1,088)   (1,499)      411

  Time deposits and certificates of deposit               (4,294)               (6,689)    2,395       (1,611)   (2,343)      732
  Other borrowings. . . . . . . . . . . . .               (1,248)               (1,699)      451         (105)     (284)      179
                                             --------------------  --------------------  -------   -----------  --------  -------
      Total . . . . . . . . . . . . . . . .              (10,558)              (14,505)    3,947       (2,804)   (4,126)    1,322
                                             --------------------  --------------------  -------  ------------  --------  --------

Net Interest Income . . . . . . . . . . . .  $             6,633   $               504   $ 6,129  $     1,136   $  (837)  $ 1,973
                                             ====================  ====================  =======  ============  ========  ========
    *Tax Equivalent Basis

          Taxable-equivalent net interest income was $65,847,000 for the first nine months of 2002, compared to $59,214,000 for the same period in 2001, a 11.2% or $6,633,000 increase. This rise in taxable-equivalent net interest income was primarily due to a $10,558,000 reduction in interest expense, which was partially offset by a decrease in interest income, primarily related to rate. Total taxable-equivalent interest income decreased $3,925,000, the result of lower earning asset yields, in part offset by the higher volumes of earnings assets. Average year-to-date securities, loans and money market instrument volumes grew $127,686,000, $80,785,000 and $6,431,000, respectively, at
September 30, 2002, compared to the same period in 2001. The yield earned on earning assets decreased 102 basis points from 7.64% in the first nine months of 2001 to 6.62% during the same period in 2002.

          The $10,558,000 reduction in interest expense is the result of a $14,505,000 decrease related to lower rates, partially offset by $3,947,000 related to higher deposit and other borrowing volumes. The average rate paid on interest bearing deposits and other borrowings of 2.99% during the first nine months of 2002 was 125 basis points lower than the 4.24% rate paid during the same period in 2001. The average balance of interest bearing deposits and other borrowings grew $187,154,000 or 11.9% in the first nine months of 2002, compared to the first nine months of 2001. The average year-to-date growth in time deposits and other borrowings were $74,217,000 and $15,563,000, respectively. The lower rate savings deposits, which include interest bearing checking accounts, savings accounts and money market accounts, were $97,374,000 or 14.1% higher than in the first nine months of 2002, compared to the same period in 2001. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase, U. S. Treasury demand notes and junior subordinate deferrable interest debentures.

         The taxable-equivalent net interest income during the third quarter of 2002 of $21,571,000 was $1,136,000 or 5.6% higher than the third quarter of 2001 net interest income. The $1,668,000 decrease in interest income was more than offset by a $2,804,000 reduction in interest expense. The yield earned on average earning assets during the third quarter of 2002 of 6.33% was 104 basis points lower than the 7.37% earned during the third quarter of 2001. Average earning assets in the third quarter of 2002 were $222,030,000 or 11.1% higher than the third quarter of 2001. Securities grew $181,499,000 and loans increased $54,261,000 during this period. Money market instruments declined $13,730,000. The rate paid on average interest bearing deposits and other borrowings of 2.92% during the third quarter of 2002 was 103 basis points lower than the 3.95% rate paid during the third quarter of 2001. Average interest bearing deposits and other borrowings grew $198,709,000 or 12.1% during this period. The largest gains were a $108,379,000 increase in savings deposits and a $72,022,000 rise in time deposits.

NET  INTEREST  MARGIN
---------------------

           The net interest margin for the nine-month periods ending September 30, 2002 and September 30, 2001 were both 4.14%. During the first nine months of 2002 the rate paid on interest-bearing deposits and other borrowings decreased 125 basis points, compared to a 102 basis point drop in the yield on earning assets. The rate paid on deposits was 2.99% during the first nine months of 2002, compared to 4.24% during the same period in 2001. The yield on earning assets of 6.62% earned during the first nine months of 2002 was lower than the 7.64% earned during the first nine months of 2001. The decrease in the yield earned and rate paid are due to the lower interest rate environment experienced during the first nine months of 2002, compared to the same period in 2001. The third quarter of 2002 net interest margin of 3.90% was 20 basis points lower than the third quarter of 2001 net interest margin of 4.10%. This reduction is the result of the banks investment strategy of investing in short term lower yielding earning assets during the current interest rate cycle, the impact on the yield of mortgage backed securities related to the high level of residential mortgage refinancing during the third quarter of 2002 and a slower pace of growth in the loan portfolio.

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

 The Corporation uses three principal reports to measure interest rate risk: asset/liability simulation reports; gap analysis reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation's net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks. The September 30, 2002 report below forecasts changes in the Corporation's market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Corporation's existing assets and liabilities.


(Dollars  in  thousands)

                                    CHANGE IN                  ASSET/LIABILITY
                   MARKET VALUE    MARKET VALUE    PERCENTAGE      APPROVED
                     OF EQUITY      OF EQUITY       CHANGE     PERCENT CHANGE
                   ------------  ----------------  -----------  ---------------
+300 Basis Points       347,568           42,154        13.80%          +/- 45%
+200 Basis Points       353,288           47,874        15.68%          +/- 30%
+100 Basis Points       339,510           34,096        11.16%          +/- 15%
Flat Rate . . . .       305,414                -         0.00%
-100 Basis Points       257,868          (47,546)      -15.57%          +/- 15%
-200 Basis Points       219,292          (86,122)      -28.20%          +/- 30%
-300 Basis Points       185,954         (119,460)      -39.11%          +/- 45%


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

   For the first nine months of 2002 the provision for loan losses was $3,401,000, compared to $2,962,000 for the same period in 2001. Net loans charged off was $1,820,000 for the nine months ended September 30, 2002, compared to $2,824,000 for the nine months ended September 30, 2001. The decrease in net charged off loans is attributed to the increase in the recoveries of charged off indirect consumer loans and a reduction in commercial loan and lease charge offs. The ratio of the allowance for loan losses to nonperforming loans and leases for September 30, 2002 of 248.2% was higher than the December 31, 2001 and the September 30, 2001 ratios of 187.9% and 249.2%, respectively.

ALLOWANCE  FOR  LOAN  LOSSES

   A  summary  of  the  allowance  for  loan  losses  is  as  follows:

(Dollars  in  thousands)                    SEPTEMBER  30,
                                            --------------
                                           2002         2001
                                        -----------  -----------
Average loans                           $1,331,766   $1,250,981
                                        -----------  -----------
Allowance, beginning of period . . . .  $   15,558   $   15,210
                                        -----------  -----------
Loans charged off:
       Commercial and industrial . . .          91          417
       Consumer. . . . . . . . . . . .       1,985        2,037
       Real estate . . . . . . . . . .         323          398
       Lease financing . . . . . . . .         396          794
                                        -----------  -----------
             Total loans charged off .       2,795        3,646
                                        -----------  -----------
Recoveries:
       Commercial and industrial . . .         105           20
       Consumer. . . . . . . . . . . .         642          440
       Real estate . . . . . . . . . .         157          278
       Lease financing . . . . . . . .          71           84
                                        -----------  -----------
             Total recoveries. . . . .         975          822
                                        -----------  -----------
Net loans charged off. . . . . . . . .       1,820        2,824
                                        -----------  -----------
Provision for loan losses. . . . . . .       3,401        2,962
                                        -----------  -----------
Allowance, end of period . . . . . . .  $   17,139   $   15,348
                                        ===========  ===========
Ratio of net charge offs to average
    loans outstanding (annualized)            0.18%        0.30%
                                        ===========  ===========

PAGE 14

ANALYSIS OF CREDIT RISK                   SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
---------------------------------------
                                              2002            2001             2001
                                         ---------------  --------------  ---------------
Non-accrual loan and leases . . . . . .  $    5,325,000   $   6,354,000   $    5,446,000
Loans and leases 90 days past due . . .       1,580,000       1,926,000          714,000
                                         ---------------  --------------  ---------------
   Total nonperforming loans and leases       6,905,000       8,280,000        6,160,000
Other real estate owned . . . . . . . .         473,000         609,000          404,000
                                         ---------------  --------------  ---------------
   Total nonperforming assets . . . . .  $    7,378,000   $   8,889,000   $    6,564,000
                                         ---------------  --------------  ---------------
Allowance for loan and lease losses to
   nonperforming loans and leases . . .           248.2%          187.9%           249.2%
Nonperforming loans and leases to total
   net loans and leases . . . . .                  0.51%           0.63%            0.47%
Allowance for loan and lease losses
   to total loans and leases. . . . . .            1.28%           1.18%            1.18%
Nonperforming assets
   to total assets. . . . . . . . . . .            0.30%           0.40%            0.30%


The following table sets forth an allocation of the allowance for loan losses by loan category:

                           September 30, 2002
                           ------------------

                                      Percent
                            Amount   of Loans
                           --------  ---------
Commercial and industrial  $  4,376        26%
Consumer loans. . . . . .     5,727        33%
Real estate . . . . . . .     5,837        34%
Lease financing . . . . .     1,199         7%
                           --------  ---------
  Total . . . . . . . . .  $ 17,139       100%
                           ========  =========

 Nonperforming assets (nonaccruing loans, loans 90 days past due and net assets in foreclosure) were 0.30% of total assets at September 30, 2002, compared to 0.40% at December 31, 2001 and 0.30% at September 30, 2001. The ratio of the allowance for loan losses to loans at September 30, 2002 of 1.28% was higher than the 1.18% ratio at both December 31, 2001 and September 30, 2001.

Nonaccruing loans at September 30, 2002 of $5,325,000, decreased $1,029,000 from the December 31, 2001 level of $6,354,000, and decreased $121,000 from the September 30, 2001 level of $5,446,000. The decrease in nonaccruing loans at September 30, 2002, compared to both December 31, 2001 and September 30, 2001 was primarily the result of a decrease in commercial real estate nonaccruing loans.

 Net assets in foreclosure were $473,000 as of September 30, 2002, a decrease of $136,000 from the December 31, 2001 balance of $609,000. During the first nine months of 2002, transfers from loans to assets in foreclosure were $789,000, payments on foreclosed properties were $857,000 and the write-downs of assets in foreclosure were $68,000 during this period. The loans transferred to assets in foreclosure included vehicle leases of $387,000, equipment leases of $231,000, a $15,000 commercial loan and $156,000 of mortgages. The balance of net assets in foreclosure at September 30, 2001 was $404,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

 Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of September 30, 2002, loans past due 90 days or more and still accruing interest were $1,580,000 compared to $1,926,000 as of December 31, 2001 and $714,000 as of September 30, 2001. The decrease in loans past due 90 days at June 30, 2002, compared to December 31, 2001 was primarily the result of a decrease in commercial real estate loans past due 90 days. The increase in loans past due 90 days or more at September 30, 2002, compared to September 30, 2001 is the result of a rise in commercial real estate loans.

The  following  information  concerns  impaired  loans:

                                                   Sept. 30, 2002   Dec. 31, 2001   Sept. 30, 2001
                                                   ---------------  --------------  ---------------
 Impaired Loans . . . . . . . . . . . . . . . . .  $     3,015,000  $    3,721,000  $     3,468,000
                                                   ===============  ==============  ===============

 Average year-to-date impaired loans. . . . . . .  $     2,909,000  $    3,505,000  $     3,322,000
                                                   ===============  ==============  ===============

 Impaired loans with specific loss allowances . .  $     3,015,000  $    3,721,000  $     3,468,000
                                                   ===============  ==============  ===============

 Loss allowances reserved on impaired loans . . .  $       298,000  $      429,000  $       369,000
                                                   ===============  ==============  ===============

 Year-to-date income recognized on impaired loans  $        93,000  $       78,000  $        69,000
                                                   ===============  ==============  ===============

 The banks' policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the banks. The banks will not recognize income if these factors do not exist.

OTHER  OPERATING  INCOME
------------------------
                                        Nine  Months Ended     Three Months Ended
                                           September 30,           September 30,
                                        --------------------   ------------------
                                              2002      2001     2002    2001
                                     ---------------  -------  ------  ------
                                     (Dollars in thousands)   (Dollars in thousands)
Service charges . . . . . . . . . .  $         4,993  $ 3,878  $1,846  $1,403
Security gains, net . . . . . . . .            3,193    3,923     719   2,140
Trust income. . . . . . . . . . . .            2,322    2,541     726     826
Bank-owned life insurance income. .            1,900    1,818     631     535
Other income. . . . . . . . . . . .            4,675    3,409   1,519   1,352
                                     ---------------  -------  ------  ------
      Total other operating income.  $        17,083  $15,569  $5,441  $6,256
                                     ===============  =======  ======  ======

  The nine month ending September 30, 2002 other operating income increased $1,514,000, or 9.7%, from $15,569,000 for the same period in 2001. This rise in other operating income is the result of increases in service charges, bank-owned life insurance and other income of $1,115,000, $82,000 and $1,266,000, respectively. Offsetting these gains were reductions in security gains and trust income. The rise in other operating income was 19.3%, not inclusive of the securities gains. The third quarter other operating income decreased 13.0%, compared to the third quarter 2001. Net of security gains, the third quarter of 2002 grew 14.7%, compared to the third quarter of 2001.

 Service charges grew $1,115,000 or 28.8% in the first nine months of 2002, compared to the same period in 2001. This rise is the result of an increase in fees charged on transaction deposit accounts, attributed to the increase in average deposit transaction accounts and through the Corporation's strategies to enhance fee income. The driving force behind the increase in service charges was the introduction of a new overdraft product in March 2001. The growth in overdraft fees during the first nine months of 2002 was $820,000, compared to the same period in 2001. The remaining increase is related to the growth in average transaction deposits and enhanced fee structures. The third quarter

2002 service charges grew $443,000 or 31.6% compared to the same period in 2001. This growth was primarily the result of higher overdraft fees and ATM fees.

 The Corporation recorded net security gains on the sale of securities available for sale of $3,193,000 in the first nine months of 2002, compared to $3,923,000 during the same period in 2001. Third quarter 2002 net security gains on the sale of securities were $719,000, compared to $2,140,000 in the third quarter of 2001. The Corporation sold the investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio and to reduce the risk within different interest rate environments.

 Income from the Investment Management and Trust Services Division decreased $219,000 or 8.6% in the first nine months of 2002 and $100,000 or 12.1% in the third quarter, compared to the same periods in 2001. These decreases were the result of lower estate fees earned during this period and the lower fees associated with the decrease in the market value of trust assets.

 The Corporation's bank owned life insurance (BOLI) income increased $82,000 or 4.5% during the first nine months of 2002, compared to the same period in 2001. This higher income level was related to the higher volume of BOLI balances partially offset by lower rates experienced during 2002. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income. The third quarter 2002 BOLI income was 17.9% higher than the third quarter of 2001.

 Other income for the first nine months of 2002 increased $1,266,000 or 37.1%, compared to the same period in 2001. The third quarter other income grew
$167,000 or 12.4% over the third quarter of 2001. Contributing to these increases were higher fees earned on the sale of alternative investment products including mutual funds and annuities, gains on the sale of residential mortgage loans, loan servicing fees and fees generated from HNC Reinsurance Company.

OTHER  OPERATING  EXPENSES
--------------------------
                                        Nine  Months Ended         Three Months Ended
                                           September 30,               September 30,
                                        --------------------       ------------------
                                              2002        2001     2002     2001
                                        ---------------  -------  ------  ------
                                      (Dollars in thousands)    (Dollars in thousands)

Salaries. . . . . . . . . . . . . . .  $        18,050  $16,350  $ 6,206  $ 5,637
Employee benefits . . . . . . . . . .            4,581    3,294    1,344    1,102
Occupancy . . . . . . . . . . . . . .            2,902    2,457      844      792
Furniture and equipment . . . . . . .            4,034    3,776    1,428    1,310
Other expenses. . . . . . . . . . . .           13,127   13,572    3,679    4,903
                                           -----------  -------   ------   ------
      Total other operating expenses.  $        42,694  $39,449  $13,501  $13,744
                                          ============  =======  =======  =======

 The first nine months of 2002 other operating expenses of $42,694,000 increased $3,245,000 or 8.2% from $39,449,000 for the same period in 2001. This rise was the result of salary and benefit increases and a one-time occupancy expense related to a closed branch. The third quarter 2002 other operating expenses decreased $243,000 or 1.8% compared to the third quarter of 2001. This decrease was due to the result of lower off-lease vehicle residual reserve expenses recorded in the third quarter of 2002, compared to the third quarter of 2001.

 Employee salaries increased $1,700,000 or 10.4% from $16,350,000 for the first nine months of 2001 to $18,050,000 for the same period in 2002. Employee salaries increased $569,000 or 10.1% during the third quarter of 2002, compared to the third quarter of 2001. These increases reflect cost of living increases, merit increases, salaries related to the rise in the sale of alternative investment products and additional staff necessitated by the growth of the Banks. Employee benefits of $4,581,000 expensed in the first nine months of 2002, were $1,287,000 or 39.1% higher than the $3,294,000 of employee benefits expensed during the same period in 2001. Third quarter 2002 employee benefits of $1,344,000 were 22.0% higher than the third quarter 2001 expense of $1,102,000. The increase in employee benefits is the result of higher pension expenses and employee medical insurance coverage. The higher pension expense is related to the addition of new employees to the plan and the overall performance of the plan.

 Net occupancy expense increased $445,000, or 18.1%, from $2,457,000 in the first nine months of 2001 to $2,902,000 in the first nine months of 2002. This increase was primarily due to a $365,000 expense related to a branch closure during the first quarter of 2002. Net occupancy expenses grew $52,000 or 6.6%
during the third quarter of 2002, compared to the third quarter of 2001. Furniture and equipment expense increased $258,000 or 6.8%, during the first nine months of 2002, compared to the same period in 2001. The increase in the third quarter of 2002 was 9.0% over the third quarter of 2001. These increases are due to higher equipment maintenance and expenses related to new sales and application systems for the bank branches to use to enhance loan and deposit volumes and processing.

 Other expenses decreased $445,000, or 3.3%, from $13,572,000 in the first nine months of 2001, compared to $13,127,000 in other expenses recorded during the same period in 2002. The decrease during the third quarter of 2002 compared to the third quarter in 2001 was $1,224,000 or 25.0%. This decrease was primarily due to lower marketing expense, off-lease vehicle residual reserve expense and goodwill amortization. The banks also experienced higher deferred loan cost that offset expenses related to higher volumes of commercial loans. Partially offsetting these lower other expenses were higher advertising costs, expenses associated with the addition of employees to the supplemental executive retirement plan and higher mortgage service rights amortization. The Corporation reviews the off-lease vehicles residual reserve on a quarterly basis. The total 2002 projected residual reserve expense of $2,800,000 is lower than the total 2001 actual residual reserve expense of $3,705,000.

INCOME  TAXES
-------------

 Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

 Total assets increased $263,081,000, or 11.9%, from $2,208,971,000 at December 31, 2001 to $2,472,052,000 at September 30, 2002. Contributing to this increase were higher investment securities available for sale, loans and fed funds sold. Total assets at September 30, 2002 grew 13.8%, compared to September 30, 2001. This gain was primarily due to increases in both investment securities available for sale and loans.

 The balance of securities available for sale at September 30, 2002 of $926,529,000 increased $220,158,000 compared to the December 31, 2001 balance of $706,371,000. During the first three quarters of 2002, $568,561,000 of securities available for sale were sold which generated a pretax gain of $3,193,000. In comparison, $282,085,000 securities available for sale were sold during the first three quarters of 2001 to generate a pretax gain of $3,923,000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the risk associated within different interest rate environments. The balance of investment securities held to maturity decreased $3,352,000 during the first nine months of 2002. Total loans grew $27,590,000 or 2.1% through September 30, 2002. This growth was primarily due to increases in both commercial loans and home equity loans, partially offset by lower indirect auto financing and vehicle leases. Total loans grew 2.9% at September 30, 2002, compared to September 30, 2001.

 Total  deposits grew $204,337,000, or 11.7% from $1,746,862,000 at December 31,
2001 to $1,951,199,000 at September 30, 2002. This growth was due to higher balances in all deposit categories. Lower rate core deposits (noninterest-bearing checking, interest-bearing checking, money market accounts and savings accounts) grew $119,985,000, or 11.7% during this period. Higher costing time deposits grew $84,352,000 or 11.7% during the first nine months of

2002. Time deposits under $100,000 grew $45,622,000 and time deposits over $100,000 rose $38,730,000. The September 30, 2002 total deposit balance grew 14.3%, compared to the September 30, 2001 total deposits.

 Other borrowings experienced an increase of $39,182,000 during the nine months of 2002. A $35,000,000 increase in Federal Home Loan Bank Borrowings was the primarily contributor to this increase. Securities sold under agreements to repurchase increased by $4,844,000 and U.S. Treasury demand notes decreased by $662,000.

CAPITAL
-------

 Capital formation is important to the Corporation's well being and future growth. Capital for the period ending September 30, 2002 was $208,666,000, an increase of $19,317,000 over the end of 2001. The increase is the result of the retention of the Corporation's earnings and the adjustment for the net unrealized gains on the investment securities available for sale and offset by the purchase of treasury stock during the first nine months of 2002. Net unrealized gains and losses on available for sale investment securities are recorded as accumulated other comprehensive income in the equity section of the balance sheet. The accumulated other comprehensive income at September 30, 2002 was a gain of $11,834,000, compared to a gain of $4,534,000 at December 31, 2001. The corporation purchased $4,117,000 of treasury stock during the first nine months of 2002. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars  in  thousands)

                                                                               For Capital
As of September 30, 2002                       Actual                       Adequacy Purposes
-----------------------------------------
                                               Amount           Ratio         Amount    Ratio
                                           ------------  ------------------  --------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    219,652              13.39%  $131,210   8.00%
Harleysville National Bank. . . . . . . .       130,754              10.99%    95,139   8.00%
Citizens National Bank. . . . . . . . . .        36,698              12.20%    24,067   8.00%
Security National Bank. . . . . . . . . .        16,633              12.53%    10,623   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    201,548              12.29%  $ 65,605   4.00%
Harleysville National Bank. . . . . . . .       119,731              10.07%    47,570   4.00%
Citizens National Bank. . . . . . . . . .        32,933              10.95%    12,033   4.00%
Security National Bank. . . . . . . . . .        14,969              11.27%     5,312   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    201,548               8.61%  $ 93,678   4.00%
Harleysville National Bank. . . . . . . .       119,731               7.20%    66,534   4.00%
Citizens National Bank. . . . . . . . . .        32,933               7.00%    18,819   4.00%
Security National Bank. . . . . . . . . .        14,969               8.03%     7,458   4.00%

                                               To Be Well Capitalized
                                               Under Prompt Corrective
                                                   Action Provision
                                                    Amount           Ratio
                                           ------------------------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                   118,924  10.00%
Citizens National Bank. . . . . . . . . .                    30,084  10.00%
Security National Bank. . . . . . . . . .                    13,279  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                    71,354   6.00%
Citizens National Bank. . . . . . . . . .                    18,050   6.00%
Security National Bank. . . . . . . . . .                     7,967   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                    83,168   5.00%
Citizens National Bank. . . . . . . . . .                    23,524   5.00%
Security National Bank. . . . . . . . . .                     9,322   5.00%


(Dollars  in  thousands)

                                                                              For Capital
As of December 31, 2001                        Actual                      Adequacy Purposes
-----------------------------------------
                                                Amount        Ratio           Amount    Ratio
                                           ------------  ------------------  --------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    205,743              13.23%  $124,445   8.00%
Harleysville National Bank. . . . . . . .       118,782              10.46%    90,862   8.00%
Citizens National Bank. . . . . . . . . .        39,888              13.91%    22,936   8.00%
Security National Bank. . . . . . . . . .        15,132              12.53%     9,661   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    189,423              12.18%  $ 62,222   4.00%
Harleysville National Bank. . . . . . . .       108,939               9.59%    45,431   4.00%
Citizens National Bank. . . . . . . . . .        36,297              12.66%    11,468   4.00%
Security National Bank. . . . . . . . . .        13,622              11.28%     4,830   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    189,423               8.71%  $ 87,040   4.00%
Harleysville National Bank. . . . . . . .       108,939               6.91%    63,024   4.00%
Citizens National Bank. . . . . . . . . .        36,297               8.45%    17,182   4.00%
Security National Bank. . . . . . . . . .        13,622               8.44%     6,455   4.00%

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


 Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders' equity, and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 2002, the Corporation's Tier 1 risk-adjusted capital ratio was 12.29%, and the total risk-adjusted capital ratio was 13.39%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at September 30, 2002.

 The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The
Corporation's leverage ratios were 8.61% at September 30, 2002 and 8.71% at December 31, 2001.

 The year-to-date September 30, 2002 cash dividend per share of $.495 was 13.0% higher than the cash dividend for the same period in 2001 of $.438. The dividend payout ratio for the first nine months of 2002 was 38.5%, compared to 41.3% for the twelve month period ended December 31, 2001. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first three months of 2002.

LIQUIDITY
---------

 Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model's projection of potential sources and use of funds for the next 120 days. The resulting projections as of September 30, 2002 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds, which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. Unused lines of credit at the FHLB of Pittsburgh were $128,679,000, as of September 30, 2002. The Banks also have unused federal funds lines of credit of $50,000,000 and non-pledged investment securities available for sale of $353,437,000 as of September 30, 2002.

OTHER  INFORMATION
------------------

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

Branching
---------

 The Corporation's subsidiaries currently plan to open at least one new branch. During the fourth quarter of 2002, Security National Bank plans to open a location in Douglassville, Pennsylvania. This new branch site is contiguous to our current service area and was chosen to expand the Banks' market area and market share of loans and deposits.


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

ITEM  4  -  Controls  and  Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  CERTIFICATION


I, Walter E. Daller, Jr., Chairman, President and Chief Executive Officer, certify, that:

       1. I have reviewed this quarterly report on Form 10-Q of Harleysville National Corporation.

       2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

PAGE 23
       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

       6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  12,  2002
                                   By:  /s/  Walter  E.  Daller,  Jr.
                                      -----------------------------
                                        Chairman,  President  and  Chief
                                        Executive  Officer
                                        Harleysville  National  Corporation


                                  CERTIFICATION


I, Gregg J. Wagner, Executive Vice President and Chief Financial Officer certify, that:

       1. I have reviewed this quarterly report on Form 10-Q of Harleysville National Corporation.

       2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

       6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  12,  2002
                                      By:  /s/  Gregg  J.  Wagner
                                                -----------------
                                           Executive  Vice  President  and
                                           Chief  Financial  Officer
                                           Harleysville  National  Corporation

PAGE 25
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

Item 2. Change in Securities and Use of Proceeds
------------------------------------------------
  Not applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------
  Not applicable

  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------
Item 4. None


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

PAGE 27
                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     HARLEYSVILLE  NATIONAL  CORPORATION





   /s/  Walter E. Daller, Jr.
-------------------------------------------------------------------------
  Walter E. Daller, Jr., Chairman, President and Chief Executive Officer (Principal executive officer)



   /s/  Gregg J. Wagner
-------------------------------------------------------------------------
  Gregg J. Wagner, Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)





Date:  November  12,  2002

PAGE 28
                                  EXHIBIT INDEX

Exhibit  No.     Description  of  Exhibits
-----------      -------------------------

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

PAGE 29