Form 10-K
period 2002-12-31
HARLEYSVILLE NATIONAL CORP
filed 2003-03-07
CIK 702902

HARLEYSVILLE NATIONAL CORPORATION

2002 ANNUAL REPORT

ON FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from to .

Commission file number 0-15237

Harleysville National Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2210237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

483 Main Street, Harleysville, Pennsylvania (Address of principal executive offices)	19438 (Zip Code)

(215) 256-8851

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: N/A

Name of each exchange on
Title of each class	which registered

N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

$427,670,000 as of February 21, 2003

      Indicate the number of shares outstanding of each class of the registrant’s classes of common stock, as of the latest practicable date.

19,018,206 shares of Common Stock, $1 par value per share,

were outstanding as of February 21, 2003

DOCUMENTS INCORPORATED BY REFERENCE:

      1. Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II of this report.

      2. Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 8, 2003 are incorporated by reference into Part III of this report.

HARLEYSVILLE NATIONAL CORPORATION

Index

Page

Form 10-K Cross Reference Sheet	2
Forward Looking Statements	3
Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Five Year Summary of Selected Financial Data	4
Harleysville National Corporation	5
Securities Listing, Prices and Dividends	21
Consolidated Financial Statements	22
Report of Independent Certified Public Accountants	48
Management’s Statement of Responsibility	63

Other Material Required by Form 10-K:
Description of Business	49
Properties	53
Exhibits, Financial Statements and Reports on Form 8-K	56 and 58
Signatures	57

Form 10-K Cross Reference Sheet of Material Incorporated by Reference

      The following table shows the location in this Annual Report on Form 10-K or the accompanying Proxy Statement of the information required to be disclosed by the United States Securities and Exchange Commission (“SEC”) in Form 10-K. Where indicated below, information has been incorporated by reference in this Report from the Proxy Statement. Other portions of the Proxy Statement are not included in this Report. This Report is not part of the Proxy Statement. References are to pages in this report unless otherwise indicated.

	Item of Form 10-K	Location

PART I.
Item 1.	Business	“Forward-Looking Statements” on page 3 and “Business” on pages 26 and 49.
Item 2.	Properties	“Properties” on pages 53 and 54
Item 3.	Legal Proceedings	“Legal Proceedings” on page 54.
Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2002.

PART II.
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	“Securities Listing, Prices, and Dividends” on page 21.
Item 6.	Selected Financial Data	“Five Year Summary of Selected Financial Data” on page 4.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	“Forward-Looking Statements” on page 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 21.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	“Market Risk Management” on pages 16 through 18.
Item 8.	Financial Statements and Supplementary Data	Pages 22 through 47.
Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	Not applicable. During the past two years or any subsequent period there has been no change in or reportable disagreement with the certifying accountants for Harleysville National Corporation or any of its subsidiaries.

PART III.
Item 10.	Directors and Executive Officers of the Registrant	Information regarding Directors is included in the Proxy Statement on pages 6 through 9.

Information regarding executive officers is included under the caption “Executive Officers” on page 55 of this Report.
Item 11.	Executive Compensation	Information regarding executive compensation is included in the Proxy Statement on pages 10 through 18.
Item 12.	Security Ownership of Certain Beneficial Owners and Management	Information regarding security ownership of certain beneficial owners and management is included in the Proxy Statement on page 6.
Item 13.	Certain Relationships and Related Transactions	Information regarding certain relationships and related transactions is included in the Proxy Statement on Page 21 and on page 35 of this Form 10-K.
Item 14.	Controls and Procedures	Pages 63 and 64

PART IV.
Item 15.	Exhibits, Financial Statement Schedules, And Reports on Form 8-K	Pages 56 and 58

Signatures		Signatures on pages 57

Forward-Looking Statements

      In addition to historical information, this document contains forward-looking statements. We have made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Harleysville National Corporation and its subsidiaries. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements.

      Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:

•	operating, legal and regulatory risks;

•	economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses and;

•	the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful

      The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data and
average shares outstanding)	2002	2001	2000	1999	1998

Income and expense
Interest income	$132,630	$138,679	$131,811	$114,167	$102,005
Interest expense	52,610	64,937	65,774	50,649	44,372

Net interest income	80,020	73,742	66,037	63,518	57,633
Provision for loan losses	4,370	3,930	2,312	2,153	2,288

Net interest income after provision for loan losses	75,650	69,812	63,725	61,365	55,345
Noninterest income	22,523	22,225	12,206	10,535	10,520
Noninterest expense	56,297	55,043	44,677	41,976	38,446

Income before income tax expense	41,876	36,994	31,254	29,924	27,419
Income tax expense	8,949	8,174	5,650	6,686	6,661

Net income	$32,927	$28,820	$25,604	$23,238	$20,758

Per Share*
Diluted earnings	$1.67	$1.46	$1.31	$1.19	$1.07
Basic earnings	1.72	1.50	1.31	1.19	1.07
Cash dividends paid	0.71	0.62	0.54	0.49	0.43
Diluted average shares outstanding	19,700,487	19,698,964	19,486,473	19,499,006	19,484,207
Basic average shares outstanding	19,121,778	19,221,254	19,464,230	19,474,134	19,451,920
Average balance sheet
Loans	$1,333,300	$1,264,750	$1,166,684	$1,031,055	$894,758
Investments	823,004	660,983	562,508	515,006	427,850
Other interest-earning assets	25,411	19,228	9,876	20,133	31,698
Total assets	2,309,422	2,058,738	1,843,525	1,639,041	1,413,772
Deposits	1,808,390	1,599,515	1,436,781	1,267,936	1,144,822
Guaranteed preferred beneficial interest in Corporation’s subordinated debentures	5,000	4,204	—	—	—
Other interest-bearing liabilities	242,221	222,043	218,811	194,887	99,416
Shareholders’ equity	198,373	182,178	154,547	148,636	142,959
Balance sheet at year-end
Loans	$1,333,292	$1,316,609	$1,212,055	$1,118,816	$956,867
Investments	971,467	732,470	601,460	530,895	491,942
Other interest-earning assets	41,910	19,650	3,507	13,837	23,886
Total assets	2,490,864	2,208,971	1,935,213	1,767,667	1,541,449
Deposits	1,979,822	1,746,862	1,489,050	1,341,437	1,211,326
Guaranteed preferred beneficial interest in Corporation’s subordinated debentures	5,000	5,000	—	—	—
Other interest-bearing liabilities	248,906	210,820	231,388	251,597	151,628
Shareholders’ equity	206,206	189,349	173,536	146,663	149,572

*	Adjusted for 5% stock dividends effective 9/16/02, 11/9/00 and 9/30/99, and a 100% stock dividend effective 8/10/01

HARLEYSVILLE NATIONAL CORPORATION

      The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation, the Banks, HNC Financial Company and HNC Reinsurance Company. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Banks’ financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

Introduction

      The Corporation recorded record earnings and improved loan quality during a very difficult economic environment in 2002. The earnings were primarily driven by the growth in earning assets and our continued efforts to control expenses. The net income in 2002 was 14.3% higher than 2001. The 2002 earnings continued our four-year record of achieving net income growth greater than 10%. Improved credit quality was also a highlight of 2002. Net loans charged off in 2002 were less than 2001 and the level of nonperforming loans and leases also decreased.

      The Corporation’s net income of $32,927,000 in 2002, increased 14.3% compared to the $28,820,000 reported in 2001. Diluted earnings of $1.67 per share in 2002 increased 14.4% from $1.46 in 2001. Basic earnings per share in 2002 were $1.72 compared to $1.50 in 2001. Net interest income grew $6,278,000, as a result of the 12.2% rise in average earning assets. Other operating income of $19,048,000 earned in 2002, net of security gains, increased $1,452,000, or 8.3%, compared to 2001, primarily due to both higher service charges and bank-owned life insurance (BOLI) income. The 2002 other operating expense grew only 2.3% compared to 2001.

      The 2002 results were also reflected in the Corporation’s loan quality. Key loan quality performance ratios at December 31, 2002, reflected the improvement over 2001 performance ratios. The ratio of net charged off loans to average loans outstanding for 2002 was 0.21%, compared to 0.28% during 2001. The ratio of the allowance for loan losses to nonperforming loans and leases of 272.8% at December 31, 2002, improved from the 187.9% at December 31, 2001.

Interest-Earning Assets and Interest-Bearing Liabilities

      The 2002 average interest-earning assets of $2,181,715,000 in 2002, increased $236,754,000, or 12.2%, compared to $1,944,961,000 in 2001. The increase was primarily due to the growth in the average investment portfolio. During 2002, the average balance of investments increased $162,021,000, or 24.5%, the average loan portfolio grew $68,550,000, or 5.4% and average other earning assets grew $6,183,000, or 32.2%. Average interest-earning assets were $1,739,068,000 in 2000.

      The level of average interest-bearing liabilities totaled $1,817,932,000 in 2002, an increase of $211,538,000, or 13.2%, compared to 2001. Contributing to this rise were increases in savings deposits, time deposits and other borrowings of $121,556,000, $69,008,000, and $20,974,000, respectively. Average interest-bearing liabilities were $1,450,814,000 in 2000.

Investment Securities

      SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires, among other things, that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The net effect of unrealized gains or losses, caused by marking an available for sale portfolio to market, causes fluctuations in the level of shareholders’ equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate.

      Investment securities grew 32.6% from $732,470,000 at December 31, 2001 to $971,467,000 at December 31, 2002. This rise was primarily driven by the strong growth in deposits and the lower demand for loans in 2002. The investment securities available for sale increased $242,685,000 and the investment securities held to maturity decreased $3,688,000. During 2002, $897,327,000 of securities available for sale were sold which generated a pretax gain of $3,475,000. In comparison, $468,270,000 securities available for sale were sold during 2001 to generate a pretax gain of $4,629,000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the interest rate risk within different interest rate environments.

      Table 1 Investment Portfolio

      The following table shows the carrying value of the Corporation’s investment securities held to maturity:

	2002	2001	2000

	(Dollars in Thousands)
U.S. Treasury notes	$—	$—	$500
Obligations of states and political subdivisions	20,410	22,997	25,803
Mortgage-backed securities	1,451	2,552	3,437
Other securities	550	550	1,101

Total	$22,411	$26,099	$30,841

      The following table shows the carrying value of the Corporation’s investment securities available for sale:

	2002	2001	2000

	(Dollars in Thousands)
U.S. Treasury notes	$18,434	$31,093	$40,359
Obligations of other U.S. Government agencies and corporations	18,509	26,980	38,610
Obligations of states and political subdivisions	333,663	180,658	195,073
Mortgage-backed securities	517,428	406,178	227,483
Other securities	61,022	61,462	69,094

Total	$949,056	$706,371	$570,619

      Table 2 There are no significant concentrations of securities (greater than 10% of shareholders’ equity) in any individual security issuer. The maturity analysis of investment securities held to maturity, including the weighted average yield for each category as of December 31, 2002, is as follows:

	Under	1-5	5-10	Over
	1 year	Years	Years	10 years	Total

	(Dollars in thousands)
Obligations of states and political subdivisions:
Carrying value	$488	$16,510	$3,412	$—	$20,410
Weighted average yield	9.00%	8.49%	8.71%	—%	8.53%
Weighted average maturity					3 yrs 2 mos
Mortgage-backed securities:
Carrying value	300	1,151	—	—	1,451
Weighted average yield	7.59%	7.86%	—%	—%	7.80%
Weighted average maturity					1 yr 9 mos
Other securities:
Carrying value	550	—	—	—	550
Weighted average yield	6.84%	—%	—%	—%	6.84%
Weighted average maturity					0 yrs 10 mos
Total:
Carrying value	$1,338	$17,661	$3,412	$—	$22,411
Weighted average yield	7.80%	8.45%	8.71%	—%	8.44%
Weighted average maturity					3 yrs 0 mos

      The maturity analysis of securities available for sale, including the weighted average yield for each category, as of December 31, 2002 is follows:

	Under	1-5	5-10	Over
	1 year	Years	years	10 years	Total

	(Dollars in thousands)
U.S. Treasury notes:
Amortized cost	$17,967	$—	$—	$—	$17,967
Weighted average yield	6.11%	—%	—%	—%	6.11%
Weighted average maturity					0 yrs 6 mos
Obligations of other U.S. Government agencies and corporations:
Amortized cost	9,550	3,440	—	5,399	18,389
Weighted average yield	4.10%	5.31%	—%	5.17%	4.64%
Weighted average maturity					4 yrs 5 mos
Obligations of states and political subdivisions:
Amortized cost	3,924	98,590	169,791	58,784	331,089
Weighted average yield	6.98%	7.48%	7.10%	6.96%	7.18%
Weighted average maturity					6 yrs 3 mos
Mortgage-backed securities:
Amortized cost	231,177	195,251	16,635	70,553	513,616
Weighted average yield	2.64%	4.32%	4.39%	4.74%	3.63%
Weighted average maturity					4 yrs 2 mos

	Under	1-5	5-10	Over
	1 year	Years	years	10 years	Total

	(Dollars in thousands)
Other securities:
Amortized cost	1,525	22,710	2,000	31,088	57,323
Weighted average yield	6.67%	6.51%	6.75%	5.36%	5.91%
Weighted average maturity					8 yrs 2 mos
Total:
Amortized cost	$264,143	$319,991	$188,426	$165,824	$938,384
Weighted average yield	3.02%	3.49%	6.86%	5.21%	4.34%
Weighted average maturity					5 yrs 7 mos

Loans

      Total loans in 2002 grew a modest 1.4% as a result of the continued slow down in the economy, the planned runoff of indirect consumer loans and vehicle leases and the reduction in the mortgage portfolio relating to refinancing. These reductions in loans were offset by increases in commercial loans and home equity loans.

      Total loans grew $18,022,000 or 1.4%, from $1,313,934,000 at December 31, 2001, to $1,331,956,000 at December 31, 2002. The growth in loans was primarily the result of increases in commercial, consumer and real estate loans. During 2002, commercial loans, consumer and real estate loans grew $26,891,000, $7,217,000 and $4,377,000 respectively. The growth in real estate loans was in commercial mortgages, partially offset by a reduction in residential mortgages. As a result of the low mortgage rate-driven refinancing activity during 2002, many of the higher rate mortgages in the Banks’ portfolios were refinanced into lower rate mortgages. In an effort to reduce interest rate risk, these loans were sold and not added to our mortgage portfolio. Residential mortgages sold during 2002 were $136,202,000 compared to $36,116,000 in 2001.

      The growth in consumer loans was due to the growth in home equity lines of credit, partially offset by a reduction in direct consumer loans and indirect automobile dealer loans. The reduction in indirect automobile dealer loans was primarily related to the financing incentives offered by the vehicle manufacturers and the overall increased competition in this market segment during 2002.

      Table 3 The following table shows the composition of the Banks’ Loans:

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Real estate	$422,268	$417,891	$369,831	$368,177	$338,332
Commercial and industrial	376,029	349,138	296,168	282,799	259,161
Consumer loans	446,505	439,288	427,518	372,359	294,001
Lease financing	87,154	107,617	116,088	94,909	68,753

Total loans	$1,331,956	$1,313,934	$1,209,605	$1,118,244	$960,247

      Table 4 The following table details maturities and interest sensitivity of real estate, commercial and industrial, consumer loans and lease financing at December 31, 2002:

	Within	1-5	Over
	1 year	Years	5 years	Total

	(Dollars in thousands)
Real estate	$185,707	$189,374	$47,187	$422,268
Commercial and industrial	300,071	75,958	—	376,029
Consumer	328,444	118,061	—	446,505
Lease financing	72,279	14,875	—	87,154

Total	$886,501	$398,268	$47,187	$1,331,956

Loans with variable or floating interest rates	$405,382	$62,928	$—	$468,310
Loans with fixed predetermined interest rates	481,119	335,340	47,187	863,646

Total	$886,501	$398,268	$47,187	$1,331,956

      Table 5 The following table details those loans that were placed on nonaccrual status, or were delinquent by 90 days or more and still accruing interest:

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Nonaccrual loans	$5,109	$6,354	$5,370	$3,690	$3,741
Delinquent loans	1,193	1,926	514	565	1,643

Total	$6,302	$8,280	$5,884	$4,255	$5,384

      The Banks had no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2002 and 2001. The Banks actively monitor the risk of this loan concentration. The Banks have no foreign loans, and the impact of nonaccrual and delinquent loans on total interest income was not material.

      A loan is generally classified as nonaccrual when principal or interest has consistently been in default for a period of 90 days or more or because of a deterioration in the financial condition of the borrower or payment in full of principal or interest is not expected. Delinquent loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future.

      The Corporation experienced an improvement in asset quality in 2002, compared to 2001. Nonperforming assets (nonaccruing loans, loans 90 days or more past due and net assets in foreclosure) were 0.27% of total assets at December 31, 2002, compared to 0.40% at December 31, 2001, and 0.32% at December 31, 2000. The ratio of the allowance to nonperforming loans (nonaccruing loans and loans 90 days or more past due) was 272.8% at December 31, 2002, compared to 187.9% at December 31, 2001, and 258.5% at December 31, 2000.

      Nonaccruing loans of $5,109,000 at December 31, 2002, decreased $1,245,000 from the December 31, 2001, balance of $6,354,000. The decrease in nonaccruing was across all loan categories. The December 31, 2001, balance of nonaccrual loans was $984,000 more than the December 31, 2000, balance of $5,370,000. During 2002, interest accrued on nonaccruing loans and not recognized as interest income was $372,000, and interest paid on nonaccruing loans of $15,000 was recognized as interest income.

      Net assets in foreclosure totaled $390,000 as of December 31, 2002, a decrease of $219,000 from the December 31, 2001, balance of $609,000. During 2002, sales of foreclosed properties totaled $1,212,000, transfers from loans to assets in foreclosure were $1,091,000 and write-downs of assets in foreclosure equaled $98,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value, less selling costs.

      Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. As of December 31, 2002, loans past due 90 days or more and still accruing interest were $1,193,000, compared to $1,926,000 as of December 31, 2001. This decrease was primarily the result of a reduction in commercial real estate related loans past due 90 days. Loans past due December 31, 2000 were $514,000.

      The Banks use the reserve method of accounting for credit losses. The balance in the allowance for loan and lease losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. Additions to the allowances are charged to operations. The allowance for loan losses grew 10.5% from $15,558,000 at December 31, 2001, to $17,190,000 at December 31, 2002. The allowance for loan losses to nonperforming loans at December 31, 2002 was 272.8%, compared to 187.9.3% at December 31, 2001.

      Table 6 Analysis of Credit Risk

	December 31,	December 31,	December 31,
	2002	2001	2000

Non-accrual loans and leases	$5,109,000	$6,354,000	$5,370,000
Loans and leases 90 days or more past due	1,193,000	1,926,000	514,000

Total nonperforming loans and leases	6,302,000	8,280,000	5,884,000
Net assets in foreclosure	390,000	609,000	288,000

Total nonperforming assets	$6,692,000	$8,889,000	$6,172,000

Allowance for loan and lease losses to nonperforming loans and leases	272.8%	187.9%	258.5%
Nonperforming loans and leases to total net loans and leases	0.47%	0.63%	0.49%
Allowance for loan and lease losses to total loans and leases	1.29%	1.18%	1.25%
Nonperforming assets to total assets	0.27%	0.40%	0.32%

     Allowance for Loan Losses

      Table 7 A summary of the allowance for loan losses is as follows:

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Average loans	$1,333,300	$1,264,750	$1,166,684	$1,031,055	$894,758

Allowance, beginning of period	15,558	15,210	14,887	14,245	13,107

Loans charged off:
Commercial and industrial	108	494	123	108	217
Consumer	2,589	2,594	1,470	632	647
Real estate	352	498	610	833	442
Lease financing	828	1,075	450	226	145

Total loans charged off	3,877	4,661	2,653	1,799	1,451

Recoveries:
Commercial and industrial	105	38	60	28	94
Consumer	786	607	289	112	100
Real estate	163	328	274	96	89
Lease financing	85	106	41	52	18

Total recoveries	1,139	1,079	664	288	301

Net loans charged off	2,738	3,582	1,989	1,511	1,150

Provision for loan losses	4,370	3,930	2,312	2,153	2,288

Allowance, end of period	$17,190	$15,558	$15,210	$14,887	$14,245

Ratio of net charge offs to average loans outstanding	0.21%	0.28%	0.17%	0.15%	0.13%

      Table 8 The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	December 31,

	2002		2001		2000		1999		1998

		Percent		Percent		Percent		Percent		Percent
	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans

	(Dollars in thousands)
Real estate	$2,980	33%	$2,874	32%	$3,116	31%	$2,661	33%	$3,059	35%
Commercial and industrial	5,248	27%	5,482	26%	7,021	24%	6,775	25%	5,999	27%
Consumer	7,392	33%	5,432	34%	4,450	35%	4,634	33%	4,635	31%
Lease financing	1,570	7%	1,770	8%	623	10%	817	9%	552	7%

Total	$17,190	100%	$15,558	100%	$15,210	100%	$14,887	100%	$14,245	100%

     Allowance for Credit Losses

      The Banks use the reserve method of accounting for credit losses. The balance in the allowance for loan and lease losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

      While management considers the allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans and leases. In addition, the OCC, as an integral part of their examination process, periodically reviews the Banks’ allowance for loan losses. The OCC may require the Banks to recognize additions to the allowance for credit losses based on their judgements about information available to them at the time of their examination.

      The Banks’ allowance for loan and lease losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for credit losses are an estimation. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying credit losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan and lease losses. The Banks’ allowance for loan and lease losses components include the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes, competence of the loan review process and other historical loss model imprecision. The Banks’ historical loss component is the most significant component of the allowance for loan and lease losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

      The historical loss components of the allowance represents the results of analysis of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, expressed as percentages, relative to delinquency, risk rating and non-accrual, by segment.

      The historical loss components of the allowance for commercial loans are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analysis of other factors that may have affected the collectability of loans. The Banks analyze all commercial loans that have been identified as having potential credit risk. The review is accomplished via Watchlist Memorandum, and designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/ or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by adjusting the risk window, to reflect current events and conditions.

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

      The historic loss model includes an imprecision component (soft factors and unallocated portion) that reflects management’s belief that there were additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit management staff to assess the direction of credit risk and its instant affect on losses. These reports include the exception tracking reports, the credit bureau score distribution report, the debt to income summary, etc. These are a few of the many reports that drive the judgmental component. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement.

Deposits and Borrowings and Other Interest-Bearing Liabilities

      The primary funding sources of the Corporation are deposits and other borrowings. During 2002, total deposits of $1,979,822,000 at December 31, 2002, increased $232,960,000, or 13.3%, from the $1,746,862,000 balance at December 31, 2001. This increase was primarily the result of a $187,406,000, or 18.3% rise in core deposits. Interest bearing checking, money market deposits, savings and non-interest bearing deposits grew $80,490,000, $69,054,000, $22,719,000 and $15,143,000, respectively during 2002. Time deposits under $100,000 increased $37,540,000 and time deposits greater than $100,000 grew $8,014,000.

     Deposit Structure

      Table 9 The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

	December 31,

	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Demand — noninterest-bearing	$237,679	—%	$219,368	—%	$204,778	—%
Demand — interest-bearing	200,215	0.87%	158,666	1.03%	155,925	1.30%
Money market and savings	623,160	1.66%	543,153	2.88%	470,003	3.47%
Time — under $100,000	514,782	4.57%	463,455	5.63%	421,692	5.56%
Time — $100,000 or greater	232,554	3.27%	214,873	5.17%	184,383	6.12%

Total	$1,808,390		$1,599,515		$1,436,781

      Table 10 The maturity distribution of certificates of deposit of $100,000 and over as of December 31, 2002, 2001 and 2000, is as follows:

	December 31,

	2002	2001	2000

	(Dollars in thousands)
Three months or less	$108,646	$111,896	$80,221
Over three months to six months	84,297	76,491	45,877
Over six months to twelve months	28,286	21,369	21,626
Over twelve months	21,334	24,793	25,144

Total	$242,563	$234,549	$172,868

      Other borrowings increased $38,086,000 from $215,820,000 at December 31, 2001 to $253,906,000 at December 31, 2002. This increase was primarily in Federal Home Loan Bank (FHLB) borrowings which grew $35,000,000 in an effort to match fund commercial mortgages. The remaining increase in other borrowings was related to the $3,748,000 rise in securities sold under agreements to repurchase, partially offset by a $662,000 reduction in U.S. Treasury demand notes. Borrowings and other interest-bearing liabilities include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U.S. Treasury demand notes.

      Securities sold under agreements to repurchase are generally overnight transactions. These borrowings had balances of $84,141,000, $80,393,000 and $74,083,000 at December 31, 2002, 2001 and 2000, respectively. Daily average balances and weighted average interest rates for the years ended December 31, 2002, 2001 and 2000 were $83,750,000, $88,417,000 and $71,973,000 and 1.51%, 3.35% and 5.61%, respectively. The maximum amount outstanding at any month-end during 2002, 2001, and 2000 were $96,665,000, $96,224,000, and $84,888,000, respectively.

Income Statement Analysis

Results of Operations

      The 2002 net income of $32,927,000 increased $4,107,000, or 14.3% from the 2001 net income of $28,820,000. On a per share basis, diluted earnings were $1.67 in 2002 and $1.46 in 2001, a 14.4% increase. Basic earnings per share were $1.72 in 2002 compared to $1.50 in 2001. Net income increased in 2001 by $3,216,000, or 12.6% over 2000.

      The return on average shareholders’ equity of 16.60% for 2002, outpaced the 15.82% for 2001 and 16.57% in 2000. The 2002 return on average assets of 1.43% increased from the 2001 return on average asset rate of 1.40%. The 2000 return on average assets was 1.39%. Net income is affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for future losses on loans; (3) other operating income, which is made up primarily of certain service fees and Investment Management and Trust Services income; (4) other operating expenses, which consist primarily of salaries and other operating expenses; and (5) income taxes. Each of these major elements is reviewed in more detail in the following discussion.

 Net Interest Income

      Net interest income of $80,020,000 increased $6,278,000, or 8.5%, from 2001 levels. Net interest income was $73,742,000 in 2001, which was 11.7% higher than the $66,037,000 reported in 2000. The rise in net interest income during 2002 is a result of a 12.2% increase in earning assets, partially offset by a decrease in the net interest margin.

      For analytical purposes, the following table reflects tax-equivalent net interest income in recognition of the income tax savings on tax-exempt items such as interest on municipal securities and tax-exempt loans. Adjustments are made using a statutory federal tax rate of 35%.

      Table 10

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Interest income	$132,630	$138,679	$131,811
Interest expense	52,610	64,937	65,774

Net interest income	80,020	73,742	66,037
Tax equivalent adjustment	7,325	5,792	5,844

Net interest income	$87,345	$79,534	$71,881

      Table 11 The rate volume analysis set forth in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the last three years by their rate and volume components.

	2002 Over (Under) 2001			2001 Over (Under) 2000

		Due to Changes in			Due to Changes in
	Net			Net
	Change	Rate	Volume	Change	Rate	Volume

	(Dollars in thousands)
Interest Income:
Investment securities(1)	$2,617	$(6,322)	$8,939	$2,621	$(3,754)	$6,375
Loans(1)	(6,875)	(11,708)	4,833	3,973	(3,848)	7,821
Other rate-sensitive assets	(258)	(393)	135	222	(174)	396

Total	(4,516)	(18,423)	13,907	6,816	(7,776)	14,592

Interest Expense:
Savings deposits	(5,198)	(6,978)	1,780	(1,079)	(2,945)	1,866
Time deposits	(6,110)	(8,982)	2,872	2,469	(1,495)	3,964
Borrowings and other interest bearing liabilities	(1,019)	(1,820)	801	(2,227)	(2,571)	344

Total	(12,327)	(17,780)	5,453	(837)	(7,011)	6,174

Changes in net interest income	$7,811	$(643)	$8,454	$7,653	$(765)	$8,418

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis using a tax rate of 35%.

      Tax-equivalent net interest income was $87,345,000 for 2002, compared to $79,534,000 for 2001, an increase of $7,811,000, or 9.8%. This increase in tax-equivalent net interest income was primarily due to the net $8,454,000 increase related to volume, partially offset by a decrease related to interest rates of $643,000. Total interest income decreased $4,516,000, the result of lower rates earned within each earning asset category, partially offset by higher volumes. The 2002 average investment and loan volumes increased 24.5% and 5.4% respectively. The increase in investment securities was funded by the strong growth in deposits during 2002.

      Total interest expense decreased $12,327,000 during 2002 or 19.0%, compared to 2001. This decrease was the result of the lower interest rate environment experienced during 2002, partially offset by increased volumes in all interest-bearing liability categories. The average volumes of savings deposits, time deposits and borrowings and other interest-bearing liabilities grew 17.3%, 10.2% and 9.3%, respectively. Borrowings and other interest-bearing liabilities include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U.S. Treasury notes.

      The 2001 tax-equivalent net interest income was $79,534,000, a $7,653,000 increase compared to $71,881,000 for 2000. This increase in tax-equivalent net interest income was primarily due to the $8,418,000 increase related to volumes, partially offset by the $765,000 decrease in net interest income related to rates. The growth in earning asset volumes was primarily due to loans and investment securities. The interest-bearing deposit volume growth was related to increases in all categories.

 Net Interest Margin

      The Corporation’s net interest margin in 2002 of 4.00% was lower than the net interest margins for 2001 and 2000 of 4.09% and 4.14%, respectively. The decrease in the net interest margin was the result of the reinvestment yields being lower than the yields on maturing assets and the lower loan demand experienced during 2002. The tax-equivalent yield on total interest-earning assets decreased 102 basis points from 7.43% in

2001 to 6.41% in 2002. The 2002 interest expense to average earning assets ratio of 2.41%, decreased 93 basis points from 2001. The 102 basis point drop in the yield on earning assets, outpaced the 93 basis point drop in interest expense to earnings assets ratio, resulting in the 9 basis point drop in the 2002 net interest margin, compared to 2001. The tax-equivalent yield on total interest-earnings assets in 2000 was 7.92% and the 2000 cost of interest-bearing liabilities was 3.78%, resulting in a net interest margin of 4.14%.

      Table 12 Balance Sheet Analysis

      The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense, and key rates and yields.

Distribution of Assets, Liabilities and Shareholders’ Equity, Interest Rates and Interest Differential:

	Year Ended December 31,

	2002			2001			2000

	Average	Average		Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest

	(Dollars in thousands)
Assets
Investment securities:
Taxable Investments	$567,969	4.68%	$26,599	$455,096	6.02%	$27,376	$348,560	6.94%	$24,205
Nontaxable investments(1)	255,035	7.37	18,806	205,887	7.49	15,412	213,948	7.46	15,962

Total investment securities	823,004	5.52	45,405	660,983	6.47	42,788	562,508	7.14	40,167
Loans(1)(2)	1,333,300	7.05	93,994	1,264,750	7.98	100,869	1,166,684	8.31	96,896
Other rate-sensitive assets	25,411	2.19	556	19,228	4.23	814	9,876	5.99	592

Total earning assets	2,181,715	6.41	139,955	1,944,961	7.43	144,471	1,739,068	7.92	137,655
Noninterest-earning assets	127,707	—	—	113,777	—	—	104,457	—	—

Total assets	$2,309,422	6.06%	$139,955	$2,058,738	7.02%	$144,471	$1,843,525	7.47%	$137,655

Liabilities and Shareholders’ Equity
Deposits:
Demand	$237,679	—%	$—	$219,368	—%	$—	$204,778	—%	$—
Savings	823,375	1.46	12,060	701,819	2.46	17,258	625,928	2.93	18,337
Time	747,336	4.16	31,106	678,328	5.49	37,216	606,075	5.73	34,747

Total	1,808,390	2.39	43,166	1,599,515	3.41	54,474	1,436,781	3.69	53,084
Borrowings and other interest-bearing liabilities	247,221	3.82	9,444	226,247	4.62	10,463	218,811	5.80	12,690
Other liabilities	55,438	—	—	50,798	—	—	33,386	—	—

Total liabilities	2,111,049	2.49	52,610	1,876,560	3.46	64,937	1,688,978	3.89	65,774
Shareholders’ equity	198,373	—	—	182,178	—	—	154,547	—	—

Total liabilities and shareholders’ equity	$2,309,422	2.28%	$52,610	$2,058,738	3.15%	$64,937	$1,843,525	3.57%	$65,774

Average effective rate on interest-bearing liabilities	$1,817,932	2.89%	$52,610	$1,606,394	4.04%	$64,937	$1,450,814	4.53%	$65,774

Interest Income/ Earning Assets	$2,181,715	6.41%	$139,955	$1,944,961	7.43%	$144,471	$1,739,068	7.92%	$137,655
Interest Expense/ Earning Assets	$2,181,715	2.41	$52,610	$1,944,961	3.34	$64,937	$1,739,068	3.78	$65,744

Effective Interest Differential		4.00%			4.09%			4.14%

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis.

(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

 Interest Rate Sensitivity Analysis

      The Corporation actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/ Liability Committee, using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix and repricing characteristics of its assets and liabilities, through the management of its investment securities portfolio, its offering of loan and deposit terms and through borrowings from the FHLB. The nature of the Corporation’s current operations is such that it is not subject to foreign currency exchange or commodity price risk. The Corporation does not own trading assets and it does not have any hedging transactions in place such as interest rate swaps, caps or floors.

      The Corporation uses three principal reports to measure interest rate risk: gap analysis reports; asset/ liability simulation reports; and net interest margin reports. The Corporation’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2002, is presented in table 13. The data in the table was based in part on assumptions that are regularly reviewed for accuracy. The table presents data at a single point in time and includes management assumptions estimating the prepayment rate and the interest rate environment prevailing at December 31, 2002. The table indicates an asset sensitive one-year cumulative gap position of 17.91% of total earning assets. The one-year cumulative gap reversed from a liability sensitive gap position at December 31, 2001, due to a reduction in the duration of the investment and loan portfolios.

      Table 13

	December 31, 2002

	0 to 90	91 to 365	>1 year	Over 5
	days	days	<5 years	years

	(Dollars in thousands)
ASSETS
Other rate-sensitive assets	$41,910	$—	$—	$—
Loans	429,414	457,087	400,822	45,969
Investment securities	178,712	283,599	244,863	264,293

Total	650,036	740,686	645,685	310,262

LIABILITIES
Noninterest-bearing deposits	269,777	—	—	—
Time deposits	219,481	257,256	359,684	61
Money market savings funds	20,075	60,226	321,205	87,440
Interest-bearing checking accounts	4,565	13,696	73,046	91,308
Savings accounts	6,060	18,180	96,961	80,801
Other borrowings	101,156	—	69,000	83,750

Total	621,114	349,358	919,896	343,360

Incremental gap	$28,922	$391,328	$(274,211)	$(33,098)

Cumulative gap*	$28,922	$420,250	$146,039	$112,941

% of earning assets	1.23%	17.91%	6.22%	4.81%

*	The information is based upon significant assumptions, including the following: loans and leases are repaid by contractual maturity and repricings; securities, except mortgage-backed securities, are repaid according to contractual maturity adjusted for call features; mortgage-backed security repricing is adjusted for estimated early paydowns; interest-bearing demand, regular savings, and money market savings deposits are estimated to exhibit some rate sensitivity based on management’s analysis of deposit withdrawals; and time deposits are shown in the table based on contractual maturity.

      Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The results of the December 31, 2002, rate shock simulations show that the Corporation is within all guidelines set by the Corporation’s Asset/ Liability policy.

      Table 15

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
	of Equity	of Equity	Change	Percent Change

+300 Basis Points	305,359	16,678	5.78%	+/-30%
+200 Basis Points	320,338	31,657	10.97%	+/-30%
+100 Basis Points	314,607	25,926	8.98%	+/-30%
Flat Rate	288,681	—	0.00%	+/-30%
-100 Basis Points	248,513	(40,168)	-13.91%	+/-30%
-200 Basis Points	233,852	(54,829)	-18.99%	+/-30%
-300 Basis Points	205,880	(82,801)	-28.68%	+/-30%

      In the event the Corporation should experience a mismatch in its desired gap ranges or an excessive decline in its market value of equity resulting from changes in interest rates, it has a number of options which it could utilize to remedy such a mismatch. The Corporation could restructure its investment portfolio through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize growth in loan products with appropriate maturities or repricing attributes, or attract deposits or obtain borrowings with desired maturities.

Provision for Loan Losses

      The provision for 2002 of $4,370,000, reflected an increase of $440,000, compared to the 2001 provision of $3,930,000. The increase in the provision during 2002 is based on management’s analysis of the adequacy of the reserve for losses in the loan portfolio. The allowance for loan losses to nonperforming loans ratio for December 31, 2002, 2001 and 2000 were 272.8%, 187.9%, and 258.5%, respectively. Total net loans charged off in 2002, 2001 and 2000 were $2,738,000, $3,582,000 and $1,989,000, respectively.

Other Operating Income

      Other operating income of $19,048,000 earned in 2002, net of security gains, increased $1,452,000, or 8.3%, compared to 2001. The rise in other operating income is the result of increases in service charges, bank-owned life insurance (BOLI) and trust and investment services income of $1,453,000, $217,000 and $24,000, respectively. Partially offsetting these increases was a reduction in other income. The source of the reduction in other operating income was lower fees generated from HNC Reinsurance Company. Net of the reduction in fees generated by HNC Reinsurance Company, other operating income grew $2,493,000, or 15.8%. The gains on the sale of securities were $3,475,000 in 2002 compared to $4,629,000 in 2001.

      Service charges on deposit accounts of $6,923,000 in 2002 increased $1,453,000, or 26.6%, from the 2001 income from service charges on deposit accounts of $5,470,000. The growth in service charges during 2002 is primarily attributed to the overdraft Bounce Protection product introduced in March 2001. The growth in overdraft fees during 2002 was $1,113,000, compared to 2001. This growth in service charges is also related to the 15.2% growth in average fee earning deposits in 2002, compared to 2001. The 2001 service charges grew 42.7% over 2000 service charges as a result of the Bounce Protection product and higher fee producing deposit balances.

      The Corporation recorded net security gains on the sale of securities available for sale of $3,475,000 in 2002, compared to $4,629,000 in 2001. The Corporation sold these investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio and to reduce the risk within different interest rate environments. The 2000 net security gains were $52,000.

      Income from the Investment Management and Trust Services Division of $3,764,000 increased $24,000 in 2002, compared to 2001. This increase included higher investment related fees partially offset by the lower fees associated with the decrease in the market value of trust assets. The 2000 income from the Investment Management and Trust Services Division was $2,983,000.

      The Corporation’s bank owned life insurance (BOLI) income increased $217,000, or 8.8%, to $2,689,000 during 2002, compared to $2,472,000 in 2001. This higher income level was related to the higher volume of BOLI balances partially offset by lower rates experienced during 2002. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income. The Corporation recognized $1,944,000 of BOLI income in 2000.

      Other income decreased $242,000 during 2002, compared to 2001, as a result of lower fees generated by HNC Reinsurance Company. HNC Reinsurance Company was formed during 2001 to generate fees through reinsuring consumer loan credit life and accident and health insurance. During the first year of operation in 2001, HNC Reinsurance Company recorded $1,772,000 of other income and $1,618,000 of other expenses for a net of $154,000. The other income generated from HNC Reinsurance Company during 2002 of $731,000 was offset by the $551,000 of other expense for a net of $180,000. Net of the reduction in fees generated by HNC Reinsurance Company, other income grew $799,000 or 19.3%. This growth was the result of increases in gains on the sale of residential mortgage loans, mortgage servicing fees and ATM fees. Other income in 2000 was $3,395,000.

Other Expenses

      The Corporation’s 2002 overhead expense as a percentage of average assets of 2.44% decreased from the 2001 ratio of 2.67%. The ratio remains well below its peer ratio of 3.06% as of September 30, 2002. Other operating expenses rose to $56,297,000 in 2002, a modest 2.3% increase over the $55,043,000 recorded in 2001. Contributing to this increase were increases in salaries and employee benefits and a one-time occupancy expense associated with a closed branch. These increases were partially offset by lower expenses related to HNC Reinsurance Company and a reduction in off-lease vehicle residual reserve expenses recorded during 2002.

      Employee salaries and benefits increased $3,145,000, or 11.8%, from $26,668,000 in 2001 to $29,813,000 in 2002. The increase in 2002 salaries was 10.0% and the rise in benefits was 20.0%. The increase in salaries reflects additional staff necessitated by the growth of the Corporation, and both cost-of-living and merit increases. The rise in employee benefits is the result of higher pension expenses and employee medical insurance coverage. The higher pension expense is related to the addition of new employees to the plan and the overall performance of the plan. The 2001 salaries and benefits expense increased 12.3% over the 2000 salary and benefits expense of $23,745,000.

      The 2002 net occupancy costs increased by $535,000, or 16.2%, compared to the $367,000, or 12.5%, increase in 2002. The 2002 increase was primarily due to a $365,000 expense related to a branch closure during the first quarter of 2002. Net of this branch closing related expense, occupancy expenses grew 5.2%. Equipment expenses increased $291,000, or 5.5%, during 2002, compared to $110,000, or 2.1%, in 2001. The 2002 increase was the result of expenses related to new sales and application processing systems for the branches.

      Other expenses decreased $2,717,000, or 13.7%, from $19,837,000 in 2001 to $17,120,000 in 2002. This decrease was related to lower HNC Reinsurance Company expenses and a reduction in off-lease vehicle residual reserve expenses recorded during 2002. The Corporation reviews the off-lease vehicles residual reserve on a quarterly basis and anticipates continued expense contributions to the reserve in 2003. The reduction in the HNC Reinsurance Company expenses was $1,067,000 and the off-lease vehicle residual reserve expenses were reduced by $968,0000. Net of these two reductions, the 2002 other expenses were still below 2001 other expenses by $682,000. This remaining reduction in other expense was the result of a reduction in loan related expenses and marketing expenses. The 2001 other expenses grew 54.1%, compared to 2000, primarily due to the HNC Reinsurance Company expenses and the off-lease vehicle residual reserve expense.

Income Taxes

      The Corporation accounts for income taxes under the liability method specified by SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, leased assets, deferred loan fees and compensation.

Capital

      Capital, at the end of 2002, was $206,206,000, an increase of $16,857,000, or 8.9%, over the end of 2001. The increase was due to the retention of the Corporation’s earnings, and to the adjustment for the net realized gains related to the available for sale investment securities. Net unrealized gains and losses on available for sale investment securities are recorded as “accumulated other comprehensive income (loss)” in the equity section of the balance sheet. The accumulated other comprehensive income at December 31, 2002 was a gain of $6,937,000, compared to a gain of $4,534,000 at December 31, 2001. The corporation purchased $6,244,000 of treasury stock during the 2002, compared to $5,093,000 in 2001. Management believes that the Corporation’s current capital position and liquidity position are strong and that its capital position is adequate to support its operations. Management is not aware of any recommendation by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation’s capital.

      Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is shareholders’ equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 capital ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At December 31, 2002, the Corporation’s Tier 1 risk-adjusted capital ratio was 12.28%, and the total risk-adjusted capital ratio was 13.38%, both well above regulatory requirements. The risk-based capital ratios of each of the Corporation’s commercial banks also exceeded regulatory requirements at the end of 2002.

      To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board (FRB) established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% or 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 8.19% and 8.71% at December 31, 2002 and 2001, respectively.

      Under FDIC regulations, a “well capitalized” institution must have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and not be subject to a capital directive order. To be considered “adequately capitalized” an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. An institution is deemed to be “critically under capitalized” if it has a tangible equity ratio of 2% or less. As of December 31, 2002, the Banks are above the regulatory minimum guidelines and meet the criteria to be categorized as “well capitalized” institutions.

Liquidity

      Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, and the ability to fulfill the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/ liability model’s projection of potential sources and uses of funds for the next 120 days. The resulting projections as of December 31, 2002, show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds, which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. Unused lines of credit at the FHLB of Pittsburgh were $292,813,000, as of December 31, 2002. The Banks also have unused federal funds lines of credit of $50,000,000 and non-pledged investment securities available for sale of $451,530,000 as of December 31, 2002.

      There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way. Footnote number 12 contains information concerning the approximate minimum rental commitments for existing operating leases at December 31, 2002.

      The commitment expiration periods for loan commitments as of December 31, 2002, are as follows:

	Commitment Period

	Total
	Amount	Less than
Loan Commitments	Committed	1 Yr	1-3 Years

Lines of Credit	$395,642	$227,343	$168,299
Unfunded Residential Mortgages	18,485	18,485	—
Standby Letters of Credit	9,545	9,545	—

Total Loan Commitments	$423,672	$255,373	$168,299

Market Information

      The following table sets forth quarterly dividend information and the high and low prices for the Corporation’s common stock for 2002 and 2001. The Corporation’s stock is traded in the over-the-counter market under the symbol HNBC and commonly quoted under NASDAQ National Market Systems.

      Table 15 Price of Common Stock

2002	Low Price	High Price	Dividend

First Quarter*	$20.95	$23.33	$.162
Second Quarter*	21.91	26.83	.162
Third Quarter	21.49	27.25	.171
Fourth Quarter	22.91	26.75	.210

2001	Low Price	High Price	Dividend

First Quarter**	$16.13	$18.75	$.143
Second Quarter**	17.27	21.31	.143
Third Quarter*	18.95	25.42	.152
Fourth Quarter*	19.95	24.58	.181

*	Adjusted for a 5% stock dividend effective 9/16/02.

**	Adjusted for a 5% stock dividend effective 9/16/02 and adjusted for a 100% stock dividend effective 8/10/01.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(Dollars in thousands)
Assets
Cash and due from banks	$62,177	$62,974
Federal funds sold	33,500	12,500
Interest-bearing deposits in banks	8,410	7,150

Total cash and cash equivalents	104,087	82,624
Investment securities available for sale	949,056	706,371
Investment securities held to maturity (fair value $23,650 and $26,782 respectively)	22,411	26,099
Loans	1,331,956	1,313,934
Less: Deferred costs, net	1,336	2,675
Allowance for loan losses	(17,190)	(15,558)

Net loans	1,316,102	1,301,051

Bank premises and equipment, net	21,645	21,439
Accrued interest receivable	13,140	11,907
Net assets in foreclosure	390	609
Bank-owned life insurance	48,631	45,942
Other assets	15,402	12,929

Total assets	$2,490,864	$2,208,971

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$269,781	$254,638
Interest-bearing:
Checking accounts	249,646	169,156
Money market accounts	488,944	419,890
Savings	202,003	179,284
Time, under $100,000	526,885	489,345
Time, $100,000 or greater	242,563	234,549

Total deposits	$1,979,822	$1,746,862
Accrued interest payable	21,991	27,114
U.S. Treasury demand notes	2,015	2,677
Long-term borrowings	162,750	127,750
Securities sold under agreements to repurchase	84,141	80,393
Guaranteed preferred beneficial interest in Corporation’s subordinated debentures	5,000	5,000
Other liabilities	28,939	29,826

Total liabilities	$2,284,658	$2,019,622

Shareholders’ equity:
Series preferred stock, par value $1 per share; authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares; issued and outstanding shares 19,597,290 in 2002 and 18,570,971 shares in 2001.	19,597	18,571
Additional paid-in capital	96,585	71,419
Retained earnings	94,677	100,171
Treasury stock, at cost: 569,107 shares in 2002 and 287,440 shares in 2001.	(11,590)	(5,346)
Accumulated other comprehensive income	6,937	4,534

Total shareholders’ equity	206,206	189,349

Total liabilities and shareholders’ equity	$2,490,864	$2,208,971

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2002	2001	2000

	(Dollars in thousands except weighted average number of
	common shares and per share information)
Interest income
Loans, including fees	$84,408	$90,294	87,131
Lease financing	8,448	9,717	9,013
Investment securities:
Taxable	26,599	27,376	24,205
Exempt from federal taxes	12,619	10,478	10,870
Federal funds sold	331	511	219
Deposits in banks	225	303	373

Total interest income	132,630	138,679	131,811

Interest expense
Savings deposits	12,060	17,258	18,337
Time, under $100,000	23,510	26,111	23,465
Time, $100,000 or greater	7,596	11,105	11,282
Borrowed funds	9,444	10,463	12,690

Total interest expense	52,610	64,937	65,774

Net interest income	80,020	73,742	66,037
Provision for loan losses	4,370	3,930	2,312

Net interest income after provision for loan losses	75,650	69,812	63,725

Other operating income
Service charges	6,923	5,470	3,832
Security gains, net	3,475	4,629	52
Trust and investment services income	3,764	3,300	2,977
Bank-owned life insurance income	2,689	2,472	1,944
Other income	5,672	6,354	3,401

Total other operating income	22,523	22,225	12,206

Net interest income after provision for loan losses and other operating income	98,173	92,037	75,931

Other operating expenses
Salaries, wages and employee benefits	29,813	26,668	23,745
Occupancy	3,829	3,294	2,927
Furniture and equipment	5,535	5,244	5,134
Other expenses	17,120	19,837	12,871

Total other operating expenses	56,297	55,043	44,677

Income before income tax expense	41,876	36,994	31,254
Income tax expense	8,949	8,174	5,650

Net income	$32,927	$28,820	$25,604

Weighted average number of common shares:*
Diluted	19,700,487	19,698,964	19,486,473
Basic	19,121,778	19,221,254	19,464,230
Net income per share information:*
Diluted	$1.67	$1.46	$1.31

Basic	$1.72	$1.50	$1.31

Cash dividends per share*	$0.71	$0.62	$0.54

*	Adjusted for 5% stock dividend effective 9/16/02, 100% stock dividend effective 8/10/01 and 5% stock dividend effective 11/9/00.

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

	Common Stock				Accumulated
					Other
	Number	Par	Additional	Retained	Comprehensive	Treasury		Comprehensive
	of Shares	Value	Paid in Capital	Earnings	Income (Loss)	Stock	Total	Income

	(Dollars and share information in thousands)
Balance January 1, 2000	8,835	$8,835	$68,260	$80,376	$(10,808)	$—	$146,663
Stock options	4	4	30	—	—	—	34
Stock dividends	415	415	11,566	(12,306)	—	325	—
Stock awards	—	—	13	—	—	—	13
Net income for 2000	—	—	—	25,604	—	—	25,604	$25,604
Other comprehensive income, net of reclassifications and tax	—	—	—	—	12,230	—	12,230	12,230
Purchases of Treasury stock	—	—	—	—	—	(578)	(578)
Cash dividends	—	—	—	(10,430)	—	—	(10,430)

Comprehensive Income								$37,834

Balance December 31, 2000	9,254	9,254	79,869	83,244	1,422	(253)	173,536
Stock options	44	44	812	—	—	—	856
Stock dividends	9,273	9,273	(9,273)	—	—	—	—
Stock awards	—	—	11	—	—	—	11
Net income for 2001	—	—	—	28,820	—	—	28,820	$28,820
Other comprehensive income, net of reclassifications and tax	—	—	—	—	3,112	—	3,112	3,112
Purchases of Treasury stock	—	—	—	—	—	(5,093)	(5,093)
Cash dividends	—	—	—	(11,893)	—	—	(11,893)

Comprehensive income								$31,932

Balance December 31, 2001	18,571	18,571	71,419	100,171	4,534	(5,346)	189,349
Stock options	94	94	1,166	—	—	—	1,260
Stock dividends	932	932	23,994	(24,942)	—	—	(16)
Stock awards	—	—	6	—	—	—	6
Net Income for 2002	—	—	—	32,927	—	—	32,927	$32,927
Other comprehensive income, net of reclassifications and tax	—	—	—	—	2,403	—	2,403	2,403
Purchase of Treasury stock	—	—	—	—	—	(6,244)	(6,244)
Cash Dividends	—	—	—	(13,479)	—	—	(13,479)

Comprehensive income								$35,330

Balance December 31, 2002	19,597	$19,597	$96,585	$94,677	$6,937	$(11,590)	$206,206

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Operating activities
Net income	$32,927	$28,820	$25,604
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,370	3,930	2,312
Depreciation and amortization	2,922	2,866	3,043
Net amortization of investment securities discount/premiums	5,252	1,046	391
Deferred income taxes	(2,012)	2,034	3,337
Net realized securities gains	(3,475)	(4,629)	(52)
(Increase) decrease in accrued income receivable	(1,233)	484	(1,347)
(Decrease) increase in accrued interest payable	(5,123)	4,768	4,802
Net (increase) decrease in other assets	(2,475)	(3,566)	125
Net (decrease) increase in other liabilities	(168)	7,223	(1,431)
Decrease (increase) in deferred costs	1,339	(225)	(1,878)
Write-down of other real estate owned	98	44	86

Net cash provided by operating activities	32,422	42,795	34,992

Investing activities
Proceeds from sales of investment securities available for sale	897,327	468,270	133,208
Proceeds, maturity or calls of investment securities held to maturity	3,750	4,799	6,869
Proceeds, maturity or calls of investment securities available for sale	385,226	150,555	32,238
Purchases of investment securities held to maturity	—	—	(19,740)
Purchases of investment securities available for sale	(1,523,379)	(746,263)	(204,688)
Net increase in loans	(21,851)	(109,625)	(94,783)
Net increase in premises and equipment	(3,128)	(2,435)	(3,056)
Purchase of bank-owned life insurance	(2,689)	(8,471)	(11,944)
Proceeds from sales of other real estate	1,212	1,349	2,495

Net cash used in investing activities	(263,532)	(241,821)	(159,401)

Financing activities
Net increase in deposits	232,960	257,812	147,613
(Decrease) increase in U.S. Treasury demand notes	(662)	622	(1,177)
(Decrease) increase in federal funds purchased	—	(44,500)	35,000
Increase (decrease) in long-term borrowings	35,000	17,000	(19,500)
Increase (decrease) in securities sold under agreement	3,748	6,310	(34,532)
Proceeds from issuance of guaranteed preferred beneficial interest in Corporation’s subordinated debentures	—	5,000	—
Cash dividends and fractional shares	(13,479)	(11,893)	(10,430)
Repurchase of common stock	(6,244)	(5,093)	(578)
Stock options and awards	1,250	867	47

Net cash provided by financing activities	252,573	226,125	116,443

Net increase (decrease) in cash and cash equivalents	21,463	27,099	(7,966)
Cash and cash equivalents at beginning of year	82,624	55,525	63,491

Cash and cash equivalents at end of year	$104,087	$82,624	$55,525

Cash paid during the year for:
Interest	$57,732	$60,169	$60,973

Income taxes	$11,500	$4,900	$3,348

Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$1,091	$1,714	$1,433

Transfer of securities from investment securities held to maturity to investment securities available for sale	$—	$—	$7,574

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1 — Summary of Significant Accounting Policies

     Business

      Harleysville National Corporation (the Corporation) through its subsidiary banks, Harleysville National Bank and Trust Company, Citizens National Bank, and Security National Bank (collectively the Banks), provides a full range of banking services to individual and corporate customers located in eastern Pennsylvania. HNC Financial Company and HNC Reinsurance Company are wholly-owned subsidiaries of the Corporation. HNC Financial Company’s principal business function is to expand the investment opportunities of the Corporation. The Corporation incorporated HNC Reinsurance Company during March 2001 to function as a reinsurer of consumer loan credit life and accident and health insurance. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

      The Corporation and the Banks are subject to regulations of certain state and federal agencies and, accordingly, these regulatory authorities periodically examine the Corporation and the Banks. As a consequence of the extensive regulation of commercial banking activities, the Corporation and the Banks’ business is susceptible to being affected by state and federal legislation and regulations.

     Basis of Financial Statement Presentation

      The accounting and reporting policies of the Corporation and its Subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) applicable to banks. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform with the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates.

     Investment Securities

      The Corporation accounts for securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires, among other things, that debt and equity securities classified as available for sale be reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income taxes. The net effect of unrealized gains or losses, caused by marking an available for sale portfolio to market, could cause fluctuations in the level of shareholders’ equity and equity-related financial ratios as changes in market interest rates cause the fair value of fixed-rate securities to fluctuate.

      Investment securities are classified as held to maturity when the Corporation and its subsidiaries have the ability and intent to hold those securities to maturity. These investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.

      Investment securities expected to be held for an indefinite period of time are classified as available for sale and are stated at fair value. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of income.

      During July 2000, the Corporation reclassified $7,574,000 of investment securities from the held to maturity category to the available for sale category, due to its acquisition of Citizens Bank and Trust Company of Palmerton. As a result of the reclassification, the Corporation recorded $19,000 net of taxes unrealized holding losses in accumulated other comprehensive income.

      SFAS No. 119 “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments” requires disclosures about financial instruments, which are defined as futures, forwards, swap

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

and option contracts and other financial instruments with similar characteristics. On the balance sheet, receivables and payables are excluded from this definition. The Corporation did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2002 and 2001.

     Loans

      Loans that management intends to hold to maturity are stated at the principal amount outstanding. Net loans represent the principal loan amount outstanding net of deferred cost and unearned income and reduced by the allowance for loan losses. Interest on loans is credited to income based on the principal amount outstanding.

      Lease financing represents automobile and equipment leasing. The lease financing receivable included in loans is stated at the gross amount of lease payments receivable, plus the residual value, less income to be earned over the life of the leases. Such income is recognized over the term of the leases using the level yield method.

      Loan origination fees and direct loan origination costs of completed loans are deferred and recognized over the life of the loan as an adjustment to yield. The net loan origination fees recognized as yield adjustments are reflected in total interest income in the consolidated statements of income, and the unamortized balance of such net loan origination fees is reported in the consolidated balance sheets as part of deferred costs, net.

      Income recognition of interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful. A loan is generally classified as nonaccrual when principal or interest has consistently been in default for a period of 90 days or more or because of a deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future.

      The Corporation accounts for impaired loans under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

      The Corporation accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

     Allowance for Loan Losses

      The allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Allowance for loan losses is based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case allowance for loan losses is based on fair value less selling costs. Management’s periodic evaluation is based upon evaluation of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

process, periodically review the Banks’ allowances for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

      In July 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining allowances for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 did not have a material impact on the Corporation’s financial position, or results of operations.

     Bank Premises and Equipment

      Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line and accelerated depreciation methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful lives, whichever is shorter.

      On January 1, 2002, the Corporation adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but it retains many of the fundamental provisions of that Statement. The adoption did not have a material effect on our financial statements.

     Net Assets in Foreclosure

      Net assets in foreclosure include foreclosed real estate which is carried at the lower of cost (lesser of carrying value of loan or fair value at date of acquisition) or estimated fair value less selling costs. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent write-downs are recorded in other expenses, and expenses incurred in connection with holding such assets and any gains or losses upon their sale are included in other income and expenses. Net assets in foreclosure also includes foreclosed leases which are carried at lower of cost (lesser of carrying value of loan or fair value at date of acquisition) or estimated fair value less selling costs.

     Stock Based Compensation

      The Corporation adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The Corporation has chosen an alternative permitted by the standard to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

      Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 has been applied.

      The Corporation has five shareholder approved fixed stock options plans that allow the Corporation to grant options up to an aggregate of 1,783,745 shares of common stock to key employees and directors. At December 31, 2002, 1,486,089 stock options had been granted under the stock option plans. The options have a term of ten years when issued and are completely vested over a five-year period. The exercise price of each option equals the market price of the Corporation’s stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 2.72%, 3.00% and 3.26%; expected volatility of 2.37%, 3.61% and 2.58%; risk-free interest rate of 3.55%, 4.90% and 5.96%; and an expected life of 7.74 years, 8.55 years and 9.82 years.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

	2002	2001	2000

	(In thousands)
Net income
As reported	$32,927	$28,820	$25,604
Stock-based compensation cost determined under fair value method for all awards	893	1,552	2,368

Pro forma	$32,034	$27,268	$23,236

Earnings per share (Diluted)
As reported	$1.67	$1.46	$1.31
Pro forma	$1.63	$1.38	$1.19
Earnings per share (Basic)
As reported	$1.72	$1.50	$1.31
Pro forma	$1.68	$1.42	$1.20

     Income Taxes

      The Corporation accounts for income taxes under the liability method whereby deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts, resulting in differences between assets and liabilities for financial statement and tax return purposes, are the allowance for possible loan losses, leased assets, deferred loan fees and compensation.

     Pension Plans

      The Corporation has certain employee benefit plans covering substantially all employees. The Corporation accrues service cost as incurred.

     Restrictions on Cash and Due From Banks

      As of December 31, 2002, the Banks did not need to maintain reserves (in the form of deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.

     Bank Owned Life Insurance (BOLI)

      During 2001 and 2000 the Corporation invested in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future benefit cost increases. Banks’ deposits fund BOLI and the earnings from BOLI are recognized as other income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

     Advertising Costs

      The Corporation expenses advertising costs as incurred.

     Net Income Per Share

      The Corporation follows the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

      The reconciliation of the numerators and denominators of the basic and diluted EPS follows:

	Year Ended December 31, 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Income available to common shareholders	$32,927,000	19,121,778	$1.72
Effect of Dilutive Securities
Stock options	—	578,709	(.05)

Diluted EPS
Income available to common shareholders	$32,927,000	19,700,487	$1.67

      Options to purchase 10,000 shares of common stock at $24.42 per share have been excluded in the computation of 2002 diluted EPS because the options’ exercise price was greater than the average market price of the common stock.

	Year Ended December 31, 2001

Basic EPS
Income available to common shareholders	$28,820,000	19,221,254	$1.50
Effect of Dilutive Securities
Stock options	—	477,710	(.04)

Diluted EPS
Income available to common shareholders	$28,820,000	19,698,964	$1.46

      There were no anti-dilutive weighted shares excluded in the computation of 2001 diluted EPS since all options’ exercise prices were less than the average market price of the common stock.

	Year Ended December 31, 2000

Basic EPS
Income available to common shareholders	$25,604,000	19,464,230	$1.31
Effect of Dilutive Securities
Stock options	—	22,243	—

Diluted EPS
Income available to common shareholders	$25,604,000	19,486,473	$1.31

      Options to purchase 252,963 shares of common stock at $14.77 to $18.44 per share have been excluded in the computation of 2000 diluted EPS because the options’ exercise price was greater than the average market price of the common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

     Comprehensive Income

      The Corporation follows SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards to provide prominent disclosure of comprehensive income items.

      The components of other comprehensive income are as follows:

	Before		Net of
	Tax	Tax	Tax
December 31, 2002	Amount	Expense	Amount

	(Dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains arising during period	$7,171	$(2,508)	$4,663
Less reclassification adjustment for gains realized in net income	3,475	(1,215)	2,260

Other comprehensive income, net	$3,696	$(1,293)	$2,403

	Before		Net of
	Tax	Tax	Tax
December 31, 2001	Amount	Expense	Amount

	(Dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains arising during period	$9,416	$(3,295)	$6,121
Less reclassification adjustment for gains realized in net income	4,629	(1,620)	3,009

Other comprehensive income, net	$4,787	$(1,675)	$3,112

	Before		Net of
	Tax	Tax	Tax
December 31, 2000	Amount	Expense	Amount

	(Dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains arising during period	$18,845	$(6,581)	$12,264
Less reclassification adjustment for gains realized in net income	52	(18)	34

Other comprehensive income, net	$18,793	$(6,563)	$12,230

     Segment Information

      SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises’ products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether the information is used in making operating decisions.

      The Corporation has one reportable segment, “Community Banking.” All of the Corporation’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others. For example, commercial lending is dependent upon the ability of the Banks to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Corporation as one operating segment or unit.

      The Corporation has also identified several operating segments. These operating segments within the Corporation’s operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These nonreportable segments include HNC Financial Company, HNC Reinsurance Company and the Parent.

Note 2 — Acquisitions

      On April 28, 2000, the Corporation consummated its acquisition of Citizens Bank and Trust Company of Palmerton. Under the terms of the merger, accounted for as a pooling-of-interest, Citizens Bank and Trust Company’s shareholders received 166 shares of Harleysville National Corporation common stock for each share of common stock of Citizens Bank and Trust Company. Upon the completion of the acquisition, Citizens Bank and Trust Company’s banking operations merged into those of Citizens National Bank, a wholly-owned subsidiary of Harleysville National Corporation.

Note 3 — Investment Securities

      The amortized cost, unrealized gains and losses, and the estimated market value of the Corporation’s investment securities held to maturity and available for sale are as follows:

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

	(Dollars in thousands)
Held to maturity
Obligation of states and political subdivisions	$20,410	$1,126	$—	$21,536
Mortgage-backed securities	1,451	102	—	1,553
Other securities	550	11	—	561

Totals	$22,411	$1,239	$—	$23,650

Available for sale
U.S. Treasury Notes	$17,967	$467	$—	$18,434
Obligations of other U.S. government agencies and corporations	18,389	142	(22)	18,509
Obligations of states and political subdivisions	331,089	4,324	(1,750)	333,663
Mortgage-backed securities	513,616	5,108	(1,296)	517,428
Other securities	57,323	3,943	(244)	61,022

Totals	$938,384	$13,984	$(3,312)	$949,056

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Held to maturity
Obligations of states and political subdivisions	$22,997	$582	$(3)	$23,576
Mortgage-backed securities	2,552	94	—	2,646
Other securities	550	10	—	560

Totals	$26,099	$686	$(3)	$26,782

Available for sale
U.S. Treasury notes	$29,832	$1,261	$—	$31,093
Obligations of other U.S. Government agencies and corporations	26,448	532	—	26,980
Obligations of states and political subdivisions	181,443	1,175	(1,960)	180,658
Mortgage-backed securities	401,763	5,170	(755)	406,178
Other securities	59,910	2,251	(699)	61,462

Totals	$699,396	$10,389	$(3,414)	$706,371

      There are no significant concentrations of securities (greater than 10% of shareholders’ equity) in any individual security issuer.

      Securities with a carrying value of $481,989,000 and $457,964,000 at December 31, 2002 and 2001, respectively, were pledged to secure public funds, government deposits and repurchase agreements.

      The amortized cost and estimated market value of investment securities, at December 31, 2002, by contractual maturities, are shown below. Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Estimated		Estimated

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in thousands)
Due in one year or less	$1,038	$1,081	$32,966	$33,595
Due after one year through five years	16,510	15,333	124,740	127,220
Due after five years through ten years	3,412	3,683	171,791	173,294
Due after ten years	—	—	95,271	97,519

	20,960	20,097	424,768	431,628
Mortgage-backed securities	1,451	1,553	513,616	517,428

Totals	$22,411	$21,650	$938,384	$949,056

      Proceeds from sales of investment securities available for sale during 2002 were $897,327,000. Gross gains of $4,902,000 and gross losses of $1,427,000 were realized on these sales. Proceeds from sales of investment securities available for sale during 2001 were $468,270,000. Gross gains of $5,415,000 and gross losses of $786,000 were realized on these sales. Proceeds of sales of investment securities available for sale during 2000 were $133,208,000. Gross gains of $953,000 and gross losses of $901,000 were realized on these sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

      During July 2000, the Corporation reclassified $7,574,000 of investment securities from the held to maturity category to the available for sale category, due to its acquisition of Citizens Bank and Trust Company. As a result of the reclassification, the Corporation recorded $19,000 net of taxes unrealized holding losses in accumulated other comprehensive income.

Note 4 — Loans

      Major classification of loans are as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Real estate	$422,268	$417,891
Commercial and industrial	376,029	349,138
Consumer loans	446,505	439,288
Lease financing	87,154	107,617

Total loans	1,331,956	1,313,934
Deferred costs, net	1,336	2,675
Allowance for loan losses	(17,190)	(15,558)

Net loans	$1,316,102	$1,301,051

      On December 31, 2002, nonaccrual loans were $5,109,000 and loans 90 days or more past due and still accruing interest were $1,193,000. On December 31, 2001, nonaccrual loans were $6,354,000 and loans 90 days or more past due and still accruing interest were $1,926,000.

      The balance of impaired loans was $3,153,000 at December 31, 2002, compared to $3,721,000 at December 31, 2001. The Banks have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

      The allowance for loan loss associated with the impaired loans was $329,000 at December 31, 2002, and $429,000 at December 31, 2001. The average impaired loan balance was $2,836,000 in 2002, compared to $3,505,000 in 2001. The income recognized on impaired loans during 2002, 2001 and 2000 was $186,000, $78,000 and $128,000, respectively. The Banks’ policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Banks recognize income on nonaccrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks. The Banks will not recognize income if these factors do not exist.

      The Banks have no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2002 and 2001. The Banks actively monitor the risk of this loan concentration. The Banks continued to pursue new lending opportunities while seeking to maintain a portfolio that is diverse as to industry concentration, type and geographic distribution. The Banks’ geographic lending area is primarily concentrated in Montgomery, Carbon, Bucks, and Wayne counties, but also includes Chester, Berks, Lehigh, Monroe, Northhampton and Schuylkill counties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

      Loans to directors, executive officers and their associates, are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Activity of these loans is as follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance, January 1	$16,483	$8,344	$9,411
New loans	61,157	68,011	68,009
Repayments	(62,360)	(59,872)	(69,076)

Balance, December 31	$15,280	$16,483	$8,344

Note 5 — Allowance for Loan Losses

      Transactions in the allowance for loan losses are as follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance, beginning of year	$15,558	$15,210	$14,887

Provision charged to operating expenses	4,370	3,930	2,312

Loans charged off:
Commercial and industrial	(108)	(494)	(123)
Consumer	(2,589)	(2,594)	(1,470)
Real estate	(352)	(498)	(610)
Lease financing	(828)	(1,075)	(450)

Total charged off	(3,877)	(4,661)	(2,653)

Recoveries:
Commercial and industrial	105	38	60
Consumer	786	607	289
Real estate	163	328	274
Lease financing	85	106	41

Total recoveries	1,139	1,079	664

Balance, end of year	$17,190	$15,558	$15,210

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

Note 6 — Bank Premises and Equipment

      Bank premises and equipment consist of the following:

		December 31,
	Estimated
	Useful Lives	2002	2001

		(Dollars in thousands)
Land	Indefinite	$4,230	$3,190
Buildings	15-39 years	20,862	22,215
Furniture, fixtures and equipment	3-7 years	24,851	21,742

Total cost		49,943	47,147
Less accumulated depreciation and amortization		28,298	25,708

Total		$21,645	$21,439

Note 7 — Deposits

      At December 31, 2002, scheduled maturities of certificates of deposit are as follows:

Year Ended December 31,	Amount

2003	$409,713
2004	124,825
2005	101,607
2006	75,492
2007	57,757
Thereafter	54

Total	$769,448

Note 8 — Borrowings

     Long-Term Borrowings

      Federal Home Loan Bank (FHLB) advances at December 31, 2002, totaled $162,750,000. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. First mortgages used as collateral for these advances totaled $65,336,000. These advances had a weighted average interest rate of 4.79%. Advances are made pursuant to several different credit programs offered from time to time by the FHLB. Unused lines of credit were $292,813,000 at December 31, 2002 and $112,436,000 at December 31, 2001.

      The following table is a summary of long-term borrowings with the Federal Home Loan Bank:

	2002		2001

	Balance	Average Rate	Balance	Average Rate

2003	$—	—%	$—	—%
2004	24,000	6.07%	24,000	6.07%
2005	—	—	—	—
2006	20,000	3.42%	—	—
2007 and thereafter	118,750	4.76%	103,750	4.71%

Total	$162,750	4.79%	$127,750	4.96%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

      The Banks, pursuant to a designated cash management agreement, utilize securities sold under agreements to repurchase as vehicles for customers’ sweep and term investment products. Securitization under these cash management agreements are in U.S. Treasury Securities and obligations of states and political subdivisions securities.

     Securities sold under agreement to repurchase

      These securities are held in a third-party custodian’s account, designated by the Banks under a written custodial agreement that explicitly recognizes the Banks’ interest in the securities. At December 31, 2002, these agreements matured within one year. The average balance of securities sold under agreements to repurchase for 2002 was $83,750,000, the maximum amounts outstanding at any month-end during 2002 was $96,665,000 and the average weighted rate paid was 1.51%.

     Guaranteed Preferred Beneficial Interest in Corporation’s Subordinated Debentures

      On February 22, 2001, the Corporation issued $5,000,000 of 10.2% junior subordinate deferrable interest debentures (the debentures) to Harleysville Statutory Trust 1 (the Trust), a Connecticut business trust, in which the Corporation owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $5,000,000 of preferred securities to investors. The Corporation’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations under the preferred securities. The preferred securities must be redeemed upon maturity of the subordinate debentures on February 22, 2031.

Note 9 — Federal Income Taxes

      Income tax expense from current operations is composed of the following:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Current tax payable	$10,940	$6,847	$2,379
Deferred income tax	(1,991)	1,327	3,271

Tax expense	$8,949	$8,174	$5,650

      The effective income tax rates of 21.4% for 2002, 22.1% for 2001 and 18.1% for 2000 were less than the applicable federal income tax rate of 35% for each year. The reason for these differences follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Expected tax expense	$14,656	$12,946	$10,939
Tax-exempt income net of interest disallowance	(5,717)	(4,749)	(5,432)
Other	10	(23)	143

Actual tax expense	$8,949	$8,174	$5,650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

      The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2002		2001

	Asset	Liability	Asset	Liability

	(Dollars in thousands)
Allowance for credit losses	$5,877	$—	$5,306	$—
Lease assets	—	19,966	—	20,985
Deferred loan fees	—	12	—	12
Deferred compensation	1,986	—	1,598	—
Unrealized gain on securities	—	3,735	—	2,442
Other	295	—	282	—

Total deferred taxes	$8,158	$23,713	$7,186	$23,439

      The exercise of stock options which have been granted under the Corporation’s various stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Corporation for income tax purposes. Compensation resulting from increases in the fair market value of the Corporation’s common stock subsequent to the date of grant of the applicable exercised stock options is not recognized, in accordance with APB Opinion No. 25, as an expense for financial accounting purposes and the related tax benefits are taken directly to additional paid in capital.

Note 10 — Pension Plans

     Defined Benefit Pension Plan

      The Corporation has a noncontributory defined benefit pension plan covering substantially all employees. The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the 10-year period preceding retirement. The plan’s funded status and amounts recognized in the financial statements follow:

	2002	2001

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$7,487	$6,367
Service cost	593	524
Interest cost	437	364
Actual gain	(475)	799
Benefits paid	(414)	(567)
Change in assumptions	702	—

Benefits obligation at end of year	$8,330	$7,487

Change in plan assets:
Fair value of plan assets at beginning of year	$5,373	$5,744
Actual return on plan assets	(552)	(271)
Employer contribution	800	467
Benefits paid	(414)	(567)

Fair value of plan assets at end of year	$5,207	$5,373

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

	2002	2001

	(Dollars in thousands)
Funded status	$(3,123)	$(2,114)
Unrecognized transition (asset)	(138)	(155)
Unrecognized prior service cost	(217)	(328)
Unrecognized net loss	3,806	2,898
Minimum liability recognized	(1,289)	(1,115)

(Accrued) prepaid benefit cost	$(961)	$(814)

	2002	2001	2000
Weighted-average assumptions as of December 31,
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	4.00%	4.50%	4.50%

	2002	2001	2000
Components of net periodic benefit cost
Service cost	$593	$524	$447
Interest cost	437	364	326
Expected return on plan assets	(398)	(402)	(421)
Amortization of prior service cost	(111)	(111)	(111)
Recognized net actuarial loss (gain)	251	95	(6)

Net periodic benefit cost	$772	$470	$235

      As of December 31, 2002, Harleysville National Corporation’s Pension Plans had an investment in the Corporation’s stock with a market value of $166,000.

      On January 20, 1999, the Corporation consummated its acquisition of Northern Lehigh Bancorp. Northern Lehigh Bancorp had a noncontributory defined benefit pension plan covering substantially all employees. During 2002, the Northern Lehigh Bancorp Pension Benefit Plan was terminated. All liabilities of this plan were satisfied prior to December 31, 2002. As of December 31, 2001, the benefits obligation was $854,000, the fair value of plan assets was $725,000 and the accrued benefit cost was $129,000.

     Supplemental Benefit Plans

      The Corporation maintains a non-tax qualified plan for certain of its executives (“SERP”) to supplement the benefit these executives can receive under the Company’s 401(k) plan and defined benefit plans. The SERP plan’s funded status follows:

	2002	2001

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,580	$1,653
Service cost	998	927

Benefits obligation at end of year	$3,578	$2,580

Funded status	$(3,578)	$(2,580)

Accrued benefit cost	$(3,578)	$(2,580)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

	2002	2001	2000

Weighted-average assumptions as of December 31:
Discount rate	6.00%	6.00%	6.00%
Components of net benefit cost:
Service cost	$998	$927	$337

Net periodic benefit cost	$998	$927	$337

      The SERP provides for payments based on a certain percentage of salary for a period of 10 years after retirement. As of December 31, 2002, and 2001, the Corporation had accrued a liability of $3,781,000 and $2,440,000, respectively, for the SERP.

     Defined Contribution Plan

      A 401(k) deferred savings plan covers eligible employees of the Banks. Employees may contribute up to a maximum of 15% of salary on a pretax basis with a 50% employer match up to a maximum of 3% of salary. Contributions charged to earnings were $519,000, $371,000, and $353,000 for 2002, 2001 and 2000, respectively.

Note 11 — Shareholders’ Equity

      On September 16, 2002, the Corporation paid a 5% stock dividend on its common stock to shareholders of record as of September 3, 2002.

      On August 10, 2001, the Corporation paid a two-for-one stock split on its common stock in the form of a 100% stock dividend to shareholders of record July 27, 2001.

      On November 9, 2000, the Corporation paid a 5% stock dividend on its common stock to shareholders of record as of October 26, 2000.

Note 12 — Stock Options

      Information about stock options outstanding at December 31, 2002, is summarized as follows:

		Weighted-Average
	Outstanding	Exercise Price

Balance 1/1/00	283,099	$13.82
Granted	1,245,684	13.30
Exercised	(8,266)	4.04
Cancelled	(3,473)	15.11

Balance 12/31/00	1,517,044	13.45
Granted	9,257	16.45
Exercised	(66,279)	13.02
Cancelled	(71,718)	13.30

Balance 12/31/01	1,388,304	13.49
Granted	40,450	22.65
Exercised	(98,136)	12.84
Cancelled	(3,780)	13.21

Balance 12/31/02	1,326,838	$13.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

      The weighted average fair value of options granted during 2002, 2001 and 2000 were $22.65, $16.45 and $13.30, respectively.

      The following table summarizes information about options as of December 31, 2002:

	Options as of December 31, 2002

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise price	Outstanding	Contractual Life	Price	Exercisable	Price

$ 3.50 – $ 4.88	8,266	0.5 Years	$4.64	8,266	$4.64
12.21 – 14.65	1,017,248	7.9 Years	$13.21	455,029	$13.21
14.65 – 17.09	251,611	6.4 Years	$14.97	250,684	$14.97
17.09 – 19.54	9,263	5.3 Years	$18.37	7,409	$18.37
21.98 – 24.42	40,450	9.2 Years	$22.65	29,400	$22.07

	1,326,838			750,788	$14.10

Note 13 — Commitments and Contingent Liabilities

      Based on consultation with the Corporation’s legal counsel, management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its Subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its Subsidiaries by government authorities.

      Lease commitments for equipment and banking locations expire intermittently over the years through 2036. Most banking location leases require the lessor to pay insurance, maintenance costs and property taxes. Approximate minimum rental commitments for existing operating leases at December 31, 2002, are as follows:

Total
Operating
Leases

2003	$2,055,000
2004	1,768,000
2005	1,310,000
2006	738,000
2007	714,000
Thereafter	3,826,000

Total	$10,411,000

      Total lease expense amounted to $2,090,000 in 2002, $2,109,000 in 2001 and $1,889,000 in 2000.

Note 14 — Financial Instruments with Off-Balance Sheet Risk

      The Banks have not entered into any interest rate swaps, caps, floors or collars and are not a party to any forward or futures transactions. However, the Banks are a party to various other financial instruments at December 31, 2002 and 2001, which are not included in the consolidated financial statements, but are required in the normal course of business to meet the financing needs of its customers and to assist in managing its exposure to changes in interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

      The Banks’ exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amounts of those instruments. The Banks use the same stringent credit policies in extending these commitments as they do for recorded financial instruments and control their exposure to loss through credit approval and monitoring procedures. These commitments are generally issued for one year or less, often expire without being drawn upon, and often are secured with appropriate collateral.

      The Banks offer commercial, mortgage and consumer credit products to their customers in the normal course of business. These products represent a diversified credit portfolio and are generally issued to borrowers within the Banks’ branch office systems in eastern Pennsylvania. The ability of the customers to repay their credits is, to some extent, dependent upon the economy in the Banks’ market areas.

Note 15 — Regulatory Capital

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action provision

As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$222,217	13.38%	$132,866	8.00%	$—	—
Harleysville National Bank and Trust Co	133,945	11.16%	96,034	8.00%	120,043	10.00%
Citizens National Bank	37,125	12.01%	24,722	8.00%	30,903	10.00%
Security National Bank	17,033	12.60%	10,814	8.00%	13,517	10.00%
Tier 1 Capital (to risk weighted assets):
Corporation	$203,896	12.28%	$66,433	4.00%	$—	—
Harleysville National Bank and Trust Co	122,990	10.25%	48,017	4.00%	72,026	6.00%
Citizens National Bank	33,258	10.76%	12,361	4.00%	18,542	6.00%
Security National Bank	15,338	11.35%	5,407	4.00%	8,110	6.00%
Tier 1 Capital (to average assets):
Corporation	$203,896	8.19%	$99,640	4.00%	$—	—
Harleysville National Bank and Trust Co	122,990	6.88%	71,493	4.00%	89,366	5.00%
Citizens National Bank	33,258	6.91%	19,255	4.00%	24,069	5.00%
Security National Bank	15,338	7.77%	7,896	4.00%	9,869	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action provision

As of December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$205,743	13.23%	$124,445	8.00%	$—	—
Harleysville National Bank and Trust Co	118,782	10.46%	90,862	8.00%	113,578	10.00%
Citizens National Bank	39,888	13.91%	22,936	8.00%	28,669	10.00%
Security National Bank	15,132	12.53%	9,661	8.00%	12,076	10.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action provision

As of December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier 1 Capital (to risk weighted assets):
Corporation	$189,423	12.18%	$62,222	4.00%	$—	—
Harleysville National Bank and Trust Co	108,939	9.59%	45,431	4.00%	68,147	6.00%
Citizens National Bank	36,297	12.66%	11,468	4.00%	17,202	6.00%
Security National Bank	13,622	11.28%	4,830	4.00%	7,246	6.00%
Tier 1 Capital (to average assets):
Corporation	$189,423	8.71%	$87,040	4.00%	$—	—
Harleysville National Bank and Trust Co	108,939	6.91%	63,024	4.00%	78,780	5.00%
Citizens National Bank	36,297	8.45%	17,182	4.00%	21,477	5.00%
Security National Bank	13,622	8.44%	6,455	4.00%	8,069	5.00%

      The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital to risk-weighted assets. Management believes, as of December 31, 2002, that the Banks meet all capital adequacy requirements to which they are subject. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that have occurred that management believes have changed the institutions’ category.

      The National Banking Laws require the approval of the Office of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceed the net profits of the bank (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Banks may declare dividends in 2003 of approximately $36,000,000 plus an amount equal to the net profits of the Banks in 2003 up to the date of any such dividend declaration.

      Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances that one subsidiary bank can make to the Corporation at any time to 10% and in the aggregate 20% of the Banks’ capital stock and surplus. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof. At December 31, 2002, there were no investments, loans, extensions of credit or advances from any of the Banks to the Corporation.

Note 16 — Fair Value of Financial Instruments

      SFAS No. 107 “Disclosures about Fair Values of Financial Instruments,” requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Corporation had to use significant estimates and present value calculations to prepare this disclosure.

      Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

      Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values and recorded book balances at December 31, 2002 and 2001 are outlined as follows:

      For cash and due from banks, interest-bearing deposits in banks and federal funds sold, the recorded book values of $104,087,000 and $82,624,000 at December 31, 2002 and 2001, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

      The loan portfolio, net of unearned income, at December 31, 2002 and 2001, has been valued using a present value discounted cash flow analysis where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value approximates its fair value.

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Investment Securities	$971,467,000	$972,706,000	$732,470,000	$733,153,000
Loans, Net	$1,333,292,000	$1,348,922,000	$1,316,609,000	$1,353,400,000

      The estimated fair values of demand deposits (i.e., interest and noninterest-bearing checking accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. The carrying amount of accrued interest receivable and payable approximates fair value.

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Time Deposits	$769,448,000	$859,647,000	$723,894,000	$744,810,000

      The fair values of demand notes, borrowings, and securities sold under agreements to repurchase of $248,906,000 and $210,820,000 at December 31, 2002 and 2001, respectively, approximate their recorded book balances.

      The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

Note 17 — Condensed Financial Information Parent-Company Only

      Condensed financial statements of Harleysville National Corporation follow:

CONDENSED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollars in thousands)
Assets:
Cash	$2,031	$1,526
Investments in subsidiaries	209,204	192,821
Other assets	136	144

Total assets	$211,371	$194,491

Liabilities and shareholders’ equity:
Guaranteed preferred beneficial interest in Corporation’s subordinated debentures	$5,000	$5,000
Other liabilities	165	142

Total liabilities	5,165	5,142

Shareholders’ equity:
Common stock	19,597	18,571
Additional paid in capital	96,585	71,419
Retained earnings	94,677	100,171
Treasury stock	(11,590)	(5,346)
Net unrealized gain on investment securities available for sale	6,937	4,534

Total shareholders’ equity	206,206	189,349

Total liabilities and shareholders’ equity	$211,371	$194,491

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Dividends from subsidiaries	$19,879	$12,293	$14,575
Investment income	16	8	—

Total operating income	19,895	12,301	14,575

Interest on subordinated debt	517	451	—
Other expenses	10	22	14

Total operating expenses	527	473	14

Income before income tax expense and equity in undistributed net income of subsidiaries	19,368	11,828	14,561
Income tax expense	(179)	(163)	(5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Income before equity in undistributed net income of subsidiaries	19,547	11,991	14,566
Equity in undistributed net income of subsidiaries	13,380	16,829	11,038

Net income	$32,927	$28,820	$25,604

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Operating activities:
Net income	$32,927	$28,820	$25,604
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of banks	(13,380)	(16,829)	(11,038)
Net decrease (increase) in assets	8	(144)	—
Net increase (decrease) in other liabilities	23	147	(5)

Net cash provided by operating activities	19,578	11,994	14,561

Investing activities:
Capital contributions made to the subsidiaries	(600)	—	(3,000)

Net cash (used in) provided by investing activities	(600)	—	(3,000)

Financing activities:
Proceeds from issuance of long-term debt	—	5,000	—
Cash dividends and fractional shares	(13,495)	(11,893)	(10,430)
Repurchase of common stock	(6,244)	(5,093)	(578)
Stock options and awards	1,266	867	47

Net cash used in financing activities	(18,473)	(11,119)	(10,961)

Net increase in cash	505	875	600
Cash and cash equivalents at beginning of year	1,526	651	51

Cash and cash equivalents at end of year	$2,031	$1,526	$651

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES — (Continued)

Note 18 — Quarterly Financial Data (Unaudited)

      The following is the summarized (unaudited) consolidated quarterly financial data of the Corporation which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Corporations’ results of operations:

      (Dollars in thousands, except per share information)

	Three Months Ended 2002

	March 31	June 30	Sept. 30	Dec. 31

Interest income	$33,689	$33,452	$33,118	$32,371
Net interest income	20,608	20,450	19,679	19,283
Provision for losses	1,351	1,094	956	969
Noninterest income	5,523	6,119	5,441	5,440
Operating expenses	14,479	14,714	13,501	13,603
Income before income tax expense	10,301	10,761	10,663	10,151
Income tax expense	2,488	2,383	2,250	1,828

Net income	$7,813	$8,378	$8,413	$8,323

Net income per share
Diluted	$0.40	$0.42	$0.43	$0.42

Basic	$0.41	$0.44	$0.44	$0.43

	Three Months Ended 2001

	March 31	June 30	Sept. 30	Dec. 31

Interest income	$34,509	$34,537	$35,009	$34,624
Net interest income	17,151	18,058	18,766	19,767
Provision for losses	647	962	1,353	968
Noninterest income	4,192	5,121	6,256	6,656
Operating expenses	12,465	13,240	13,744	15,594
Income before income tax expense	8,231	8,977	9,925	9,861
Income tax expense	1,700	1,856	2,302	2,316

Net income	$6,531	$7,121	$7,623	$7,545

Net income per share
Diluted	$0.33	$0.36	$0.39	$0.38

Basic	$0.34	$0.37	$0.40	$0.39

Accountants and Business Advisors

Report of Independent Certified Public Accountants

Board of Directors and Shareholders

Harleysville National Corporation

      We have audited the accompanying consolidated balance sheets of Harleysville National Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harleysville National Corporation as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania

January 9, 2003

Suite 3100

Two Commerce Square
2001 Market Street
Philadelphia, PA 19103-7080
T 215.561-4200
F 215.561.1066
W www.grantthorton.com

Grant Thornton LLP

US Member of Grant Thornton International

Other Material Required by Form 10-K

History and Business

      Harleysville National Corporation, a Pennsylvania corporation (the Corporation), was incorporated in June, 1982. On January 1, 1983, the Corporation became the parent bank holding company of Harleysville National Bank and Trust Company (HNB), established in 1909, a wholly owned subsidiary of the Corporation. On February 13, 1991, the Corporation acquired all of the outstanding common stock of Citizens National Bank (CNB), established in 1903. On June 1, 1992, the Corporation acquired all of the outstanding stock of Summit Hill Trust Company (Summit Hill). On September 25, 1992, Summit Hill merged into CNB and is now operating as a branch office of CNB. On July 1, 1994 the Corporation acquired all of the outstanding stock of Security National Bank (SNB), established in 1988. On March 1, 1996, the Corporation acquired all of the outstanding common stock of Farmers & Merchants Bank (F & M). F & M was merged into CNB and is now operating as a branch office of CNB. On March 17, 1997, the HNC Financial Company was incorporated as a Delaware Corporation. HNC Financial Company’s principal business function is to expand the investment opportunities of the Corporation. On January 20, 1999, the Corporation acquired all of the outstanding stock of Northern Lehigh Bancorp, Inc., parent company of Citizens National Bank of Slatington. Citizens National Bank of Slatington was merged into CNB. On April 28, 2000, the Corporation acquired all of the outstanding common stock of Citizens Bank and Trust Company of Palmerton (CB & T). CB & T was merged into CNB. On March 30, 2001, HNC Reinsurance Company was incorporated as an Arizona Corporation. HNC Reinsurance Company functions as a reinsurer of consumer loan credit life and accident and health insurance. The Corporation is primarily a bank holding company that provides financial services through its three bank subsidiaries. Since commencing operations, the Corporation’s business has consisted primarily of managing HNB, CNB and SNB (collectively the Banks), and its principal source of income has been dividends paid by the Banks. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956.

      The Banks are national banking associations under the supervision of the Office of the Comptroller of the Currency. The Corporation’s and HNB’s legal headquarters are located at 483 Main Street, Harleysville, Pennsylvania 19438. CNB’s legal headquarters is located at 13-15 West Ridge Street, Lansford, Pennsylvania 18232. SNB’s legal headquarters is located at One Security Plaza, Pottstown, Pennsylvania 19464. HNC Financial Company’s legal headquarters is located at 2751 Centerville Road, Suite 3164, Wilmington, Delaware 19808. HNC Reinsurance Company’s legal headquarters is located at 101 North First Avenue, Suite 2460, Phoenix, AZ 85003.

      As of December 31, 2002, the Corporation had total assets of $2,490,864,000, total shareholders’ equity of $206,206,000 and total deposits of $1,979,822,000.

      The Banks engage in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal investment and trust services. Their deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law. The Banks have 40 branch offices located in Montgomery, Bucks, Chester, Berks, Carbon, Wayne, Monroe, Lehigh, Northampton and Schuylkill counties, Pennsylvania, 22 of which are owned by the Banks and 18 of which are leased from third parties.

      The Banks enjoy a stable base of core deposits and are leading community banks in their service areas. The Banks believe they have gained their position as a result of a customer-oriented philosophy and a strong commitment to service. Senior management has made the development of a sales orientation throughout the Banks one of their highest priorities and emphasizes this objective with extensive training and sales incentive programs. The Banks maintain close contact with the local business community to monitor commercial lending needs and believe they respond to customer requests quickly and with flexibility. Management believes these competitive strengths are reflected in the Corporation’s results of operations.

      As of December 31, 2002, the Corporation and the Banks employed approximately 598 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition

      The Banks compete actively with other eastern Pennsylvania financial institutions, many larger than the Banks, as well as with financial and non-financial institutions headquartered elsewhere. The Banks are generally competitive with all competing institutions in their service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans, and fees and charges for trust services. At December 31, 2002, HNB’s legal lending limit to a single customer was $20,094,000 and CNB’s and SNB’s legal lending limits to a single customer were $5,622,000 and $2,616,000, respectively. Many of the institutions with which the Banks compete are able to lend significantly more than these amounts to a single customer.

Supervision and Regulation — The Registrant

      In November, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Modernization Act) became law. The Modernization Act allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than was permissible before enactment, including underwriting insurance and making merchant banking investments in commercial and financial companies. It allows insurers and other financial services companies to acquire banks, removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies, and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The Corporation currently believes it meets the requirements for the broader range of activities that will be permitted by the Modernization Act.

      The Modernization Act also modified law related to financial privacy and community reinvestment. The privacy provisions generally prohibit financial institutions, including the Corporation, from disclosing nonpublic financial information to nonaffiliated third parties unless customers have the opportunity to “opt out” of the disclosure.

Pending Legislation

      Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation’s results of operations.

Effects of Inflation

      Inflation has some impact on the Corporation’s and the Banks’ operating costs. Unlike many industrial companies, however, substantially all of the Banks’ assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation’s and the Banks’ performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

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

      The Banks are members of the Federal Reserve and, therefore, the policies and regulations of the Federal Reserve have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Banks’ operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation and the Banks cannot be predicted.

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

Supervision and Regulation — Banks

      The operations of the Banks are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve and to banks whose deposits are insured by the FDIC. The Banks’ operations are also subject to regulations of the OCC, the Federal Reserve and the FDIC. The primary supervisory authority of the Banks is the OCC, who regularly examines the Banks. The OCC has authority to prevent a national bank from engaging in unsafe or unsound practices in conducting its business.

      Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

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

      Under the Community Reinvestment Act of 1977, the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating like “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance” and a statement describing the basis for the rating. These ratings are publicly disclosed.

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

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires that institutions be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

	Total	Tier 1		Under a
	Risk	Risk	Tier 1	Capital
	Based	Based	Leverage	Order or
	Ratio	Ratio	Ratio	Directive

Capital Category
Well capitalized	≥10.0	≥6.0	≥5.0	NO
Adequately capitalized	≥ 8.0	≥4.0	≥4.0 *
Undercapitalized	< 8.0	<4.0	<4.0 *
Significantly undercapitalized	< 6.0	<3.0	<3.0
Critically undercapitalized			<2.0

*	3.0 for those banks having the highest available regulatory rating.

      In the event an institution’s capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: the institution of a capital restoration plan and a guarantee of the plan by a parent institution; and the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

      Annual full-scope, on site regulatory examinations are required for all the FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every 18 months. Banks with total assets of $500 million or more, as of the beginning of fiscal year 1993, are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of such banks are required to attest to the accuracy of management’s report regarding the internal control structure of the bank. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the Banks’ supervising government banking agencies. These accounting and reporting reforms do not apply to an institution such as a bank with total assets at the beginning of its fiscal year of less than $500 million, such as CNB or SNB.

      FDICIA also requires that banking agencies reintroduce loan-to-value ratio regulations which were previously repealed by the 1982 Act. Loan-to-values limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage, set by regulation, of the value of the real estate.

      A separate subtitle within FDICIA, called the “Bank Enterprise Act of 1991,” requires “truth-in-savings” on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, a bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. The operational cost of complying with the Truth-In-Savings law had no material impact on liquidity, capital resources or reported results of operations.

      While the overall impact of fully implementing all provisions of the FDICIA cannot be accurately calculated, Management believes that full implementation of the FDICIA had no material impact on liquidity, capital resources or reported results of operation in future periods.

      From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restriction on, the business of the Banks. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Banks’ business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

Item 2.	Properties

      The principal executive offices of the Corporation and of HNB are located in Harleysville, Pennsylvania in a two-story office building owned by HNB, built in 1929. HNB also owns the buildings in which twelve of its branches are located and leases space for the other eleven branches from unaffiliated third parties under leases expiring at various times through 2036. The principal executive offices of CNB are located in Lansford, Pennsylvania in a two-story office building owned by CNB. Citizens owns nine of the buildings where its branches are located and leases two branches. The principal executive offices of SNB are located in Pottstown, Pennsylvania, in a building leased by SNB. SNB leases five branches, and owns its Pottstown Center branch. HNC Investment Company leases an office in Wilmington, Delaware. HNC Reinsurance Company leases an office in Phoenix, Arizona.

Office	Office Location	Owned/Leased

Harleysville	483 Main Street, Harleysville, PA	Owned
Skippack	Route 73, Skippack, PA	Owned
Limerick	Ridge Pike, Limerick, PA	Owned
North Penn	Welsh & North Wales Rd., North Wales, PA	Owned
Gilbertsville	Gilbertsville Shopping Center, Gilbertsville, PA	Leased
Hatfield	Snyder Square, Hatfield, PA	Leased
North Broad	North Broad Street, Lansdale, PA	Owned
Marketplace	Marketplace Shopping Center, Lansdale, PA	Leased
Normandy Farms	Morris Road, Blue Bell, PA	Leased
Horsham	Babylon Business Center, Horsham, PA	Leased
Meadowood	Route 73, Worcester, PA	Leased
Collegeville	364 Main Street, Collegeville, PA	Owned
Sellersville	209 North Main Street, Sellersville, PA	Owned
Trainers Corner	Trainers Corner Center, Quakertown, PA	Leased
Quakertown Main	224 West Broad Street, Quakertown, PA	Owned
Spring House	1017-1031 N. Bethlehem Pike, Spring House, PA	Owned

Office	Office Location	Owned/Leased

Red Hill	400 Main Street, Red Hill, PA	Owned
Doylestown	500 East State Road, Doylestown, PA	Leased
Audubon	2624 Egypt Road, Audubon, PA	Owned*
Chalfont	251 West Butler Avenue, Chalfont, PA	Leased
Royersford	440 W. Linfield-Trappe Road, Royersford, PA	Owned*
Souderton	702 Route 113, Souderton, PA	Leased
Foulkeways	1120 Meetinghouse Road, Gwynedd, PA	Leased
Citizens	13-15 West Ridge Street, Lansford, PA	Owned
Summit Hill	2 East Ludlow Street, Summit Hill, PA	Owned
Lehighton	904 Blakeslee Blvd, Lehighton, PA	Owned
Farmers & Merchants	1001 Main Street, Honesdale, PA	Owned
McAdoo	25 North Kennedy Drive, McAdoo, PA	Owned
Slatington	502 Main Street, Slatington, PA	Owned
Slatington Handi-Bank	705 Main Street, Slatington, PA	Owned
Lehigh Township	4421 Lehigh Drive, Walnutport, PA	Owned
Palmerton	372 Delaware Avenue, Palmerton, PA	Owned
Kresgeville	Route 209, Kresgeville, PA	Leased
Allentown	1602-1604 Allen Street, Allenton, PA	Leased
Pottstown	One Security Plaza, Pottstown, PA	Leased
Pottstown	1450 East High Street, Pottstown, PA	Leased
Pottstown	930 North Charlotte Street, Pottstown, PA	Leased
Pottstown	Rt. 100 and Shoemaker Road, Pottstown, PA	Owned*
Boyertown	Rt. 100 and Baus Road, Boyertown, PA	Leased
Douglassville	1191 Ben Franklin Parkway, Douglassville, PA	Leased

*	Branch buildings are owned by the Banks and the land is leased.

      In management’s opinion, all of the above properties are in good condition and are adequate for the Registrant’s and the Banks’ purposes.

Legal Proceedings

      Management, based on consultation with the Corporation’s legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries — Harleysville National Bank and Trust Company, Citizens National Bank, Security National Bank, HNC Financial Company and HNC Reinsurance Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Banks by government authorities.

Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of 2002 to a vote of holders of the Corporation’s Common Stock.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Executive Officers of Registrant

      The following listing sets forth the name, age (as of February 28, 2003) and principal position regarding the Executive Officers of the Corporation

Name	Age	Position

Walter E. Daller, Jr.	63	Chairman of the Board, President and Chief Executive Officer of the Corporation.
Demetra M. Takes	52	President and Chief Executive Officer of Harleysville since 1999, prior position was President and Chief Operating Officer of Harleysville.
Thomas D. Oleksa	49	President and Chief Executive Officer of Citizens National Bank.
Fred C. Reim, Jr.	59	President and Chief Executive Officer of Security National Bank since 1998, prior position was Senior Vice President of Harleysville.
Gregg J. Wagner	42	Executive Vice President and Chief Financial Officer since 2000, prior position was Senior Vice President of Finance.
Mikkalya B. Murray	47	Executive Vice President and Chief Credit Officer since 2000, prior position was Senior Vice President of Loan Administration.

      The rules of the Securities and Exchange Commission require that the corporation disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors and executive officers. To the best of the corporation’s knowledge, the following persons inadvertently missed Form 4 filing deadlines:.

•	Walter R. Bateman, II failed to timely file a report for the purchase of 500 shares during May 2002.

•	Stephanie S. Mitchell failed to timely file a report for the purchase of 3,175 shares by her company, R.C. Smith Industries, Inc., for September 2002.

Exhibits

Exhibit
No.	Description of Exhibits

(3.1)	Harleysville National Corporation Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) to the Corporation’s Registration Statement No. 33-65021 on Form S-4, as filed on December 14, 1995.)
(3.2)	Harleysville National Corporation By-laws. (Incorporated by reference to Exhibit 3(b) to the Corporation’s Registration Statement No. 33-65021 on Form S-4, as filed on December 14, 1995.)
(10.1)	Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by Reference to Exhibit 4.3 of Registrant’s Registration Statement No. 33-57790 on Form S-8, filed with the Commission on October 1, 1993.)
(10.2)	Harleysville National Corporation Stock Bonus Plan. (Incorporated by Reference to Exhibit 99A of Registrant’s Registration Statement No. 33-17813 on Form S-8, filed with the Commission on December 13, 1996.)
(10.3)	Supplemental Executive Retirement Plan. (Incorporated by Reference to Exhibit 10.3 of Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)
(10.4)	Walter E. Daller, Jr., Chairman, President and Chief Executive Officer’s employment agreement. (Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)
(10.5)	Demetra M. Takes, President and Chief Executive Officer of Harleysville employment agreement. (Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)
(10.6)	Vernon L. Hunsberger, Senior Vice President/CFO and Cashier’s employment agreement. (Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)
(10.7)	Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to Registrant’s Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June 4, 1999.)
(10.8)	Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by Reference to Registrant’s Registration Statement No. 333-79973 on Form S-8 filed with the Commission on June 4, 1999.)
(21)	Subsidiaries of Registrant.
(23)	Consent of Grant Thornton LLP, Independent Certified Public Accountants.
(b)	Reports on Form 8-K During the quarter ended December 31, 2002, the Registrant filed a Form 8-K containing the third quarter of 2002 earnings press release.
(99.1)	Certification. Walter E. Daller, Jr., Chairman, President and Chief Executive Officer.
(99.2)	Certification. Gregg J. Wagner, Executive Vice President and Chief Financial Officer.
(99.3)	Management’s Statement of Responsibility.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEYSVILLE NATIONAL CORPORATION

By:	/s/WALTER E. DALLER, JR.

Walter E. Daller, Jr.
President

Date: February 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. BATEMAN II Walter R. Bateman II	Director	February 28, 2003

/s/ LEEANN BERGEY LeeAnn Bergey	Director	February 28, 2003

/s/ WALTER E. DALLER, JR. Walter E. Daller, Jr.	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2003

/s/ HAROLD A. HERR Harold A. Herr	Director	February 28, 2003

/s/ GREGG J. WAGNER Gregg J. Wagner	Treasurer (Principal Financial and Accounting Officer)	February 28, 2003

Stephanie S. Mitchell	Director	February 28, 2003

/s/ HENRY M. POLLAK Henry M. Pollak	Director	February 28, 2003

/s/ PALMER E. RETZLAFF Palmer E. Retzlaff	Director	February 28, 2003

/s/ JAMES A. WIMMER James A. Wimmer	Director	February 28, 2003

/s/ WILLIAM M. YOCUM William M. Yocum	Director	February 28, 2003

EXHIBIT INDEX

Exhibit

(13)	Excerpts from the Corporation’s 2002 Annual Report to Shareholders
(21)	Subsidiaries of Registrant.
(23)	Consent of Grant Thornton LLP, Independent Certified Public Accountants.
(99.1)	Certification. Walter E. Daller, Jr., Chairman, President and Chief Executive Officer.
(99.2)	Certification. Gregg J. Wagner, Executive Vice President and Chief Financial Officer.
(99.3)	Management’s Statement of Responsibility.