Form 10-Q
period 2003-03-31
HARLEYSVILLE NATIONAL CORP
filed 2003-05-13
CIK 702902

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                   (Mark One)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003.
                                                --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,022,844 shares of Common
Stock,  $1.00  par  value,  outstanding  on  May  12,  2003.

                                         HARLEYSVILLE NATIONAL CORPORATION

                                            INDEX TO FORM 10-Q REPORT
                                                                                                           PAGE
                                                                                                           -------

Part I.  Financial Information

     Item 1. Financial Statements:

           Consolidated Balance Sheets - March 31, 2003 and December 31, 2002 . . . . . . . . . . . . . .        3

           Consolidated Statements of Income - Three Months Ended March 31, 2003 and 2002 . . . . . . . .        4

           Consolidated Statements of Shareholders' Equity - Three Months Ended March 31, 2003 and Twelve        5
            Months Ended December 31, 2002

           Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 . . . . . .        6

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .        7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . .       10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . .       24

     Item 4. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

     Item 2.  Change in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . .       25

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

     Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . .       25

     Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29 & 30

 PART  1.FINANCIAL  INFORMATION
               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                 (Dollars in thousands)                      (Unaudited)

                                                                   March 31, 2003    December 31, 2002
                                                                  ----------------  -------------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . . . .  $        63,857   $           62,177
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . .           21,950               33,500
Interest-bearing deposits in banks . . . . . . . . . . . . . . .            6,336                8,410
                                                                  ----------------  -------------------
    Total cash and cash equivalents. . . . . . . . . . . . . . .           92,143              104,087
                                                                  ----------------  -------------------

Residential mortgage loans held for sale . . . . . . . . . . . .            4,844                    -
Investment securities available for sale . . . . . . . . . . . .          936,977              949,056
Investment securities held to maturity . . . . . . . . . . . . .           22,118               22,411
 (fair value $23,947 and $23,650, respectively)
Total loans and leases . . . . . . . . . . . . . . . . . . . . .        1,332,286            1,333,292
Less: Allowance for loan losses. . . . . . . . . . . . . . . . .          (16,902)             (17,190)
                                                                  ----------------  -------------------
             Net loans . . . . . . . . . . . . . . . . . . . . .        1,315,384            1,316,102
                                                                  ----------------  -------------------
Bank premises and equipment, net . . . . . . . . . . . . . . . .           21,634               21,645
Accrued interest receivable. . . . . . . . . . . . . . . . . . .           12,554               13,140
Net assets in foreclosure. . . . . . . . . . . . . . . . . . . .              485                  390
Intangible assets, net . . . . . . . . . . . . . . . . . . . . .            1,962                1,798
Bank-owned life insurance. . . . . . . . . . . . . . . . . . . .           48,709               48,631
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           13,604               13,604
                                                                  ----------------  -------------------
         Total assets. . . . . . . . . . . . . . . . . . . . . .  $     2,470,414   $        2,490,864
                                                                  ================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing . . . . . . . . . . . . . . . . . . . . .  $       270,759   $          269,781
   Interest-bearing:
     Checking accounts . . . . . . . . . . . . . . . . . . . . .          234,660              249,646
     Money market accounts . . . . . . . . . . . . . . . . . . .          507,913              488,944
     Savings . . . . . . . . . . . . . . . . . . . . . . . . . .          212,967              202,003
     Time, under $100,000. . . . . . . . . . . . . . . . . . . .          516,994              526,885
     Time, $100,000 or greater . . . . . . . . . . . . . . . . .          210,173              242,563
                                                                  ----------------  -------------------
          Total deposits . . . . . . . . . . . . . . . . . . . .        1,953,466            1,979,822
Accrued interest payable . . . . . . . . . . . . . . . . . . . .           19,668               21,991
U.S. Treasury demand notes . . . . . . . . . . . . . . . . . . .            1,695                2,015
Long-term borrowings . . . . . . . . . . . . . . . . . . . . . .          162,750              162,750
Securities sold under agreements to repurchase . . . . . . . . .           78,474               84,141
Guaranteed preferred beneficial interest in Corporation's
  subordinated debentures. . . . . . . . . . . . . . . . . . . .            5,000                5,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .           34,252               28,939
                                                                  ----------------  -------------------
          Total liabilities. . . . . . . . . . . . . . . . . . .        2,255,305            2,284,658
                                                                  ----------------  -------------------
Shareholders' Equity:
    Series preferred stock,  par value $1 per share;
       authorized 8,000,000 shares, none issued. . . . . . . . .                -                    -
    Common stock, par value $1 per share; authorized 75,000,000 shares; issued and outstanding 19,618,253 shares in 2003
       and 19,597,290 shares in 2002 . . . . . . . . . . . . . .           19,618               19,597
    Additional paid in capital . . . . . . . . . . . . . . . . .           96,847               96,585
    Retained earnings. . . . . . . . . . . . . . . . . . . . . .           99,531               94,677
    Treasury stock, at cost: 608,707 shares in 2003
       and 569,107 shares in 2002. . . . . . . . . . . . . . . .          (12,581)             (11,590)
    Accumulated other comprehensive income . . . . . . . . . . .           11,694                6,937
                                                                  ----------------  -------------------
          Total shareholders' equity . . . . . . . . . . . . . .          215,109              206,206
                                                                  ----------------  -------------------
          Total liabilities and shareholders' equity . . . . . .  $     2,470,414   $        2,490,864
                                                                  ================  ===================

See  accompanying  notes  to  consolidated  financial  statements.

 PAGE 3
               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

(Dollars in thousands except weighted average number of common shares and per share information)

                                                       Three  months ended March  31,

                                                              2003         2002
                                                           -----------  -----------
INTEREST INCOME:
Loans, including fees . . . . . . . . . . . . . . . . . .  $    19,722  $    21,324
Lease financing . . . . . . . . . . . . . . . . . . . . .        1,849        2,182
Investment securities:
   Taxable. . . . . . . . . . . . . . . . . . . . . . . .        5,081        7,461
   Exempt from federal taxes. . . . . . . . . . . . . . .        3,861        2,635
Federal funds sold. . . . . . . . . . . . . . . . . . . .           45           39
Deposits in banks . . . . . . . . . . . . . . . . . . . .           27           48
                                                           -----------  -----------
      Total interest income . . . . . . . . . . . . . . .       30,585       33,689
                                                           -----------  -----------
INTEREST EXPENSE:
Savings deposits. . . . . . . . . . . . . . . . . . . . .        2,594        2,889
Time, under $100,000. . . . . . . . . . . . . . . . . . .        5,092        5,998
Time, $100,000 or greater . . . . . . . . . . . . . . . .        1,405        2,054
Borrowed funds. . . . . . . . . . . . . . . . . . . . . .        2,295        2,140
                                                           -----------  -----------
      Total interest expense. . . . . . . . . . . . . . .       11,386       13,081
                                                           -----------  -----------
      Net interest income . . . . . . . . . . . . . . . .       19,199       20,608
Provision for loan losses . . . . . . . . . . . . . . . .          609        1,351
                                                           -----------  -----------
      Net interest income after provision for loan losses       18,590       19,257
                                                           -----------  -----------
OTHER OPERATING INCOME:
Service charges . . . . . . . . . . . . . . . . . . . . .        1,830        1,521
Security gains, net . . . . . . . . . . . . . . . . . . .        1,316        1,231
Trust and investment services income . . . . . . . . . . .          888          883
Bank-owned life insurance income. . . . . . . . . . . . .          631          638
Income on life insurance. . . . . . . . . . . . . . . . .        1,119            -
Other Income. . . . . . . . . . . . . . . . . . . . . . .        1,427        1,250
                                                           -----------  -----------
      Total other operating income. . . . . . . . . . . .        7,211        5,523
                                                           -----------  -----------
      Net interest income after provision for loan losses
         and other operating income . . . . . . . . . . .       25,801       24,780
                                                           -----------  -----------
OTHER OPERATING EXPENSES:
Salaries, wages and employee benefits . . . . . . . . . .        7,841        7,685
Occupancy . . . . . . . . . . . . . . . . . . . . . . . .        1,023        1,237
Furniture and equipment . . . . . . . . . . . . . . . . .        1,305        1,288
Other expenses. . . . . . . . . . . . . . . . . . . . . .        5,344        4,269
                                                           -----------  -----------
      Total other operating expenses. . . . . . . . . . .       15,513       14,479
                                                           -----------  -----------
      Income before income tax expense. . . . . . . . . .       10,288       10,301
Income tax expense. . . . . . . . . . . . . . . . . . . .        1,823        2,488
                                                           -----------  -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . .  $     8,465  $     7,813
                                                           ===========  ===========

Weighted average number of common shares:
        Diluted . . . . . . . . . . . . . . . . . . . . .   19,575,609   19,690,686
                                                           ===========  ===========
        Basic . . . . . . . . . . . . . . . . . . . . . .   19,016,312   19,180,591
                                                           ===========  ===========
Net income per share information:
        Diluted . . . . . . . . . . . . . . . . . . . . .  $      0.43  $      0.40
                                                           ===========  ===========
        Basic . . . . . . . . . . . . . . . . . . . . . .  $      0.45  $      0.41
                                                           ===========  ===========
Cash dividends per share. . . . . . . . . . . . . . . . .  $     0.190  $     0.162
                                                           ===========  ===========
* Adjusted for 5% stock dividend effective 9/16/02.

See  accompanying  notes  to  consolidated  financial  statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                               (Unaudited)

(Dollars  and  share  information  in  thousands)

                  THREE  MONTHS  ENDED  MARCH  31,  2003

                                                                                        Accumulated
                                  Common Stock                                             Other
                                  -------------
                                    Number of      Par       Additional      Retained   Comprehensive    Treasury
                                      Shares      Value    Paid in Capital   Earnings    Income          Stock
                                  -------------  -------  ----------------  ----------  --------------  ----------
Balance, January 1, 2003 . . . .         19,597  $19,597  $         96,585  $  94,677   $        6,937  $ (11,590)
Stock options. . . . . . . . . .             21       21               262          -                -          -
Net income . . . . . . . . . . .              -        -                 -      8,465                -          -
Other comprehensive income,
net of reclassifications and tax              -        -                 -          -            4,757          -
Purchases of Treasury stock. . .              -        -                 -          -                -       (991)
Cash dividends . . . . . . . . .              -        -                 -     (3,611)               -          -
                                  -------------  -------  ----------------  ----------  --------------  ----------
Balance, March 31, 2003. . . . .         19,618  $19,618  $         96,847  $  99,531   $       11,694  $ (12,581)
                                  =============  =======  ================  ==========  ==============  ==========

                                               Comprehensive
                                  Total            Income
                                  ---------------  -------
Balance, January 1, 2003 . . . .  $      206,206
Stock options. . . . . . . . . .             283
Net income . . . . . . . . . . .           8,465   $ 8,465
Other comprehensive income,
net of reclassifications and tax           4,757     4,757
Purchases of Treasury stock. . .            (991)
Cash dividends . . . . . . . . .          (3,611)
                                  ---------------
Comprehensive income                               $13,222
                                                   =======
Balance, March 31, 2003. . . . .  $      215,109
                                  ===============

                        FOR  THE  YEAR  ENDED  DECEMBER  31,  2002

                                                                                        Accumulated
                                  Common Stock                                             Other
                                  -------------
                                  Number of      Par      Additional        Retained    Comprehensive   Treasury
                                    Shares      Value    Paid in Capital    Earnings       Income         Stock
                                  -------------  -------  ----------------  ----------  --------------  ----------
Balance, January 1, 2002 . . . .         18,571  $18,571  $         71,419  $ 100,171   $        4,534  $  (5,346)
Stock options. . . . . . . . . .             94       94             1,166          -                -          -
Stock dividends. . . . . . . . .            932      932            23,994    (24,942)               -          -
Stock awards . . . . . . . . . .              -        -                 6          -                -          -
Net income . . . . . . . . . . .              -        -                 -     32,927                -          -
Other comprehensive income,
net of reclassifications and tax              -        -                 -          -            2,403          -
Purchases of Treasury stock. . .              -        -                 -          -                -     (6,244)
Cash dividends . . . . . . . . .              -        -                 -    (13,479)               -          -
                                  -------------  -------  ----------------  ----------  --------------  ----------
Balance, December 31, 2002 . . .         19,597  $19,597  $         96,585  $  94,677   $        6,937  $ (11,590)
                                  =============  =======  ================  ==========  ==============  ==========

                                  Comprehensive
                                  Total            Income
                                  ---------------  -------
Balance, January 1, 2002 . . . .  $      189,349
Stock options. . . . . . . . . .           1,260
Stock dividends. . . . . . . . .             (16)
Stock awards . . . . . . . . . .               6
Net income . . . . . . . . . . .          32,927   $32,927
Other comprehensive income,
net of reclassifications and tax           2,403     2,403
Purchases of Treasury stock. . .          (6,244)
Cash dividends . . . . . . . . .         (13,479)
                                  ---------------
Comprehensive income                               $35,330
                                                   =======
Balance, December 31, 2002 . . .  $      206,206
                                  ===============

See  accompanying  notes  to  consolidated  financial  statements.

               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)


(Dollars in thousands) . . . . . . . . . . . . . . . . . . . . . . . . . .     Three Months Ended March 31,
OPERATING ACTIVITIES:. . . . . . . . . . . . . . . . . . . . . . . . . . .           2003        2002
                                                                                 ----------  ----------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     8,465   $   7,813
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . .              609       1,351
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .              678         587
    Net amortization of investment
      securities discount/premiums . . . . . . . . . . . . . . . . . . . .            2,685         690
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .           (2,012)       (726)
    Net realized security gains. . . . . . . . . . . . . . . . . . . . . .           (1,316)     (1,231)
    Decrease (increase) in accrued income receivable . . . . . . . . . . .              586        (632)
    Net decrease in accrued interest payable . . . . . . . . . . . . . . .           (2,323)     (1,592)
    Net increase in intangible assets. . . . . . . . . . . . . . . . . . .             (164)       (328)
    Net Increase in other assets . . . . . . . . . . . . . . . . . . . . .                -        (588)
    Net increase in other liabilities. . . . . . . . . . . . . . . . . . .             4,621       4,279
    Decrease in deferred cost, net . . . . . . . . . . . . . . . . . . . .               409         384
    Write-down of other real estate owned. . . . . . . . . . . . . . . . .                 -           6
       Net cash provided by operating activities . . . . . . . . . . . . .     $      12,238   $  10,013
                                                                                ------------  ----------
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale. . . . .     $     399,526   $ 117,295
  Proceeds, maturity or calls of investment securities held to maturity. .               301       1,295
  Proceeds, maturity or calls of investment securities available for sale.           189,276      64,481
  Purchases of investment securities available for sale. . . . . . . . . .          (570,638)   (153,767)
  Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . .            (5,558)    (13,827)
  Net increase in premises and equipment . . . . . . . . . . . . . . . . .              (667)       (212)
  Net increase in bank-owned life insurance. . . . . . . . . . . . . . . .               (78)       (638)
  Proceeds from sales of other real estate . . . . . . . . . . . . . . . .               318         342
                                                                               -------------  ----------
       Net cash provided by investing activities . . . . . . . . . . . . .      $     12,480   $  14,969
                                                                               -------------  ----------
FINANCING ACTIVITIES:
  Net decrease in deposits . . . . . . . . . . . . . . . . . . . . . . . .      $    (26,356)  $ (39,431)
  Net decrease in U.S. Treasury demand notes . . . . . . . . . . . . . . .              (320)       (940)
  Increase in FHLB borrowings. . . . . . . . . . . . . . . . . . . . . . .                 -      15,000
  Net decrease in securities sold under agreement. . . . . . . . . . . . .            (5,667)    (10,051)
  Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (3,611)     (3,107)
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . .              (991)     (1,814)
  Stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               283         519
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -           0
                                                                               -------------  ----------
    Net cash used by financing activities. . . . . . . . . . . . . . . . .      $    (36,662)  $ (39,824)
                                                                               -------------  ----------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . .      $    (11,944)  $ (14,842)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .           104,087      82,624
                                                                                ------------  ----------
Cash and cash equivalents at end of the period . . . . . . . . . . . . . .      $     92,143   $  67,782
                                                                              ==============  ==========

  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     13,709   $  14,673
                                                                              ==============  ==========
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $          -   $     750
                                                                               =============  ==========
   Supplemental disclosure of noncash investing and financing activities:
       Transfer of assets from loans to other real estate owned. . . . . .      $        413   $     198
                                                                              ==============  ==========

See  accompanying  notes  to  consolidated  financial  statements.

PAGE 6
               HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank ("Security") (collectively, the "Banks"), HNC Financial Company and HNC Reinsurance Company - as of March 31, 2003, the results of its operations for the three month periods ended March 31, 2003 and 2002 and the cash flows for the three month periods ended March 31, 2003 and 2002. This quarterly report refers to the corporation's subsidiary banks, collectively as "the banks." We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto in the corporation's 2002 Annual Report on Form 10-K.

The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of the Corporation's tax exempt income earned from state and municipal securities and loans.

NOTE  3  -  The  Corporation  has adopted SFAS No. 130, "Reporting Comprehensive
Income," which establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise, during a period, from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains (losses) on investment securities available for sale. The adoption of SFAS No. 130 did not have a material impact on the Corporation's financial position or results of operation.

      The  components  of  other  comprehensive  income  are  as  follows:

Comprehensive  Income
--------------------

(Dollars in thousands)              BEFORE TAX        TAX        NET OF TAX
March 31, 2003                        AMOUNT        EXPENSE        AMOUNT
---------------------------------  -------------  ------------  ------------
Unrealized gains on securities:
 Unrealized holding gains
 arising during period. . . . . .  $      8,635   $    (3,022)  $     5,613
 Less reclassification for
 adjustment for gains
 realized in net income . . . . .         1,316          (460)          856
                                   -------------  ------------  ------------
Other comprehensive income, net .  $      7,319   $    (2,562)  $     4,757
                                   =============  ============  ============

                                    BEFORE TAX     TAX BENEFIT    NET OF TAX
March 31, 2002                        AMOUNT        (EXPENSE)      AMOUNT
---------------------------------  -------------  ------------  ------------
Unrealized losses on securities:
 Unrealized holding losses
 arising during period. . . . . .  $     (4,755)  $     1,664   $    (3,091)
 Less reclassification for
 adjustment for gains
 realized in net income . . . . .         1,231          (431)          800
                                   -------------  ------------  ------------
Other comprehensive income, net .  $     (5,986)  $     2,095   $    (3,891)
                                   =============  ============  ============

NOTE 4 - The Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The Corporation has chosen an alternative permitted by the standard to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 has been applied.

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 1,783,745 shares of common stock to key employees and directors. At March 31, 2003, 1,519,689 stock options had been granted under the stock option plans. The options have a term of ten years when issued and are completely vested over a five-year period. The exercise price of each option equals the market price of the Corporation's stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants at March 31, 2003 and March 31, 2002, respectively: dividend yield of 2.79% and 2.93%; expected volatility of 1.78% and 1.69%; risk-free interest rate of 3.34% and 4.57%; and an expected life of 7.45 years and 7.32 years.

The Corporation has adopted and is providing interim period disclosures per SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                          Three Months Ended
                                                  March 31, 2003       March 31, 2002
                                                 -------------------  ---------------
Net Income
 As reported . . . . . . . . . . . . . . . . . .  $             8,465  $         7,813
 Less: Stock-based compensation cost determined
under fair value method for all awards . . . . .                  150              338
                                                  -------------------  ---------------
 Proforma. . . . . . . . . . . . . . . . . . . .  $             8,315  $         7,475
                                                  ===================  ===============
Earnings per share (Diluted)
As reported. . . . . . . . . . . . . . . . . . .  $              0.43  $          0.40
Proforma . . . . . . . . . . . . . . . . . . . .  $              0.42  $          0.38

Earnings per share (Basic)
As reported. . . . . . . . . . . . . . . . . . .  $              0.45  $          0.41
Proforma . . . . . . . . . . . . . . . . . . . .  $              0.44  $          0.39

NOTE 5 - The Corporation adopted FIN 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has performance letters of credit. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record a liability when guaranteeing obligations unless it became probable that the Corporation would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Corporation issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 are $10,593,000 and they expire through December 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

NOTE 6 - In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation is currently evaluating the impact that FIN 46 will have on its consolidated financial position and results of operations.

NOTE  7 - On September 16, 2002, the Corporation paid a 5% stock dividend on its
common  stock  to  shareholders  of  record as of September 3, 2002.   All prior
period  amounts  were  restated  to  reflect  these  stock  dividends.

NOTE 8 - Certain prior period numbers have been changed to conform with current year presentation.

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

OVERVIEW
--------

       The Corporation recorded an 8.3% increase in first quarter 2003 earnings, compared to the first quarter of 2002. The improved first quarter earnings were the result of higher other income partially offset by lower net interest income and higher other operating expenses. Loan quality also improved during the first quarter of 2003, compared to both the fourth and first quarters of 2002.

       First quarter 2003 diluted earnings per share of $.43 increased 7.5% over the first quarter 2002 diluted earnings per share of $.40. First quarter basic earnings per share in 2003 of $.45 exceed the first quarter 2002 basic earnings per share of $.41 by 9.8%. The Corporation's consolidated total assets were $2,470,414,000 at March 31, 2003, 13.7% above the March 31, 2002 level of
$2,172,935,000.

      For the three months ended March 31, 2003, the annualized return on average shareholders' equity and the annualized return on average assets were 16.18% and 1.38%, respectively. For the same period in 2002, the annualized return on average shareholder's equity was 16.24% and the annualized return on average assets was 1.43%. Excluding accumulated other comprehensive income, the annualized return on average realized shareholders' equity for the first three months of 2003 and 2002 were 16.78% and 16.62%, respectively.

       The Corporation experienced an improvement in loan quality during the first quarter of 2003. Nonperforming loans (nonaccruing loans and loans past due 90 days or more and still accruing interest) were .44% of total loans at March 31, 2003, compared to .47% at December 31, 2002 and .45% at March 31, 2002.

       Net income is affected by five major elements: net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; other operating income, which is made up primarily of certain fees, trust income and gains and losses from sales of securities; other operating expenses, which consist primarily of salaries, employee benefits and other operating expenses; and income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

 NET  INTEREST  INCOME  AND  RELATED  ASSETS  AND  LIABILITIES
 -------------------------------------------------------------

       Net interest income for the first three months of 2003 of $19,199,000 was $1,409,000 or 6.8% lower than the same period in 2002 net interest income of $20,608,000. As illustrated in the table below, this decrease in net interest income was primarily the result of the lower net interest margin, partially offset by higher earning asset volumes. Interest income was lower in 2003 compared to 2002 as a result of the impact of lower interest rates and the impact of the investment portfolio growth outpacing the increase in the loan portfolio during this period. The lower interest income was partially offset by the decrease in interest expense related to the reduction in deposit and other borrowing rates.

       The rate-volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 2003 over March 31, 2002 by their rate and volume components.

                                                        Three Months Ended
                                                         March 31, 2003
                                                           Over/Under
                                                         March 31, 2002
(In thousands) . . . . . . . . . . . . . .      Total                   Caused by:
                                                                      ------------
                                               Variance              Rate          Volume
                                            --------------------  ------------  -------
Interest Income:
Securities * . . . . . . . . . . . . . . .  $              (518)  $    (3,275)  $ 2,757
Money market instruments . . . . . . . . .                  (15)          (43)       28
Loans *. . . . . . . . . . . . . . . . . .               (1,917)       (2,141)      224
                                            --------------------  ------------  -------
 Total . . . . . . . . . . . . . . . . . .               (2,450)       (5,459)    3,009
                                            --------------------  ------------  -------

Interest Expense:
Savings deposits . . . . . . . . . . . . .                 (295)         (783)      488
Time deposits and certificates of deposit.               (1,555)       (1,948)      393
Other borrowings . . . . . . . . . . . . .                  155           (62)      217
                                            --------------------  ------------  -------
Total. . . . . . . . . . . . . . . . . . .               (1,695)       (2,793)    1,098
                                            --------------------  ------------  -------

Net Interest Income. . . . . . . . . . . .  $              (755)  $    (2,666)  $ 1,911
                                            ====================  ============  =======
*Tax Equivalent Basis

PAGE 11

BALANCE  SHEET  ANALYSIS

    The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense, and key rates and yields.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY, INTEREST RATES AND
                             INTEREST DIFFERENTIAL:

(Dollars  in  thousands)                 Three Months Ended March 31, 2003   Three Months Ended March 31, 2002
                                         ---------------------------------   ---------------------------------
                                              Average     Average               Average    Average
ASSETS . . . . . . . . . . . . . . . . . . .  Balance      Rate      Interest   Balance     Rate   Interest
                                              -----------  --------  ---------  ----------  -----  ---------
Investment securities:
Taxable investments. . . . . . . . . . . . .  $  642,481      3.60%  $   5,776  $  516,715  5.78%  $   7,461
Nontaxable investments (1) . . . . . . . . .     327,855      6.20       5,081     207,187  7.56       3,914
                                              -----------  --------  ---------  ----------  -----  ---------
Total investment securities. . . . . . . . .     970,336      4.48      10,857     723,902  6.29      11,375


Loans (1) (2). . . . . . . . . . . . . . . .   1,329,093      6.57      21,840   1,315,458  7.22      23,757
Other rate-sensitive assets. . . . . . . . .      22,183      1.30          72      13,578  2.56          87
                                              -----------  --------  ---------  ----------  -----  ---------
 Total earning assets. . . . . . . . . . . .   2,321,612      5.65      32,769   2,052,938  6.86      35,219

Noninterest-earning assets . . . . . . . . .     128,785         -           -     125,521     -           -
                                              -----------  --------  ---------  ----------  -----  ---------
Total assets . . . . . . . . . . . . . . . .  $2,450,397      5.35%  $  32,769  $2,178,459  6.47%  $  35,219
                                              ===========  ========  =========  ==========  =====  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand. . . . . . . . . . . . . . . . . . .  $  242,793        - %  $       -  $  227,123    - %  $       -
 Savings . . . . . . . . . . . . . . . . . .     941,342      1.10       2,594     764,366  1.51       2,889
 Time. . . . . . . . . . . . . . . . . . . .     754,631      3.44       6,497     709,027  4.54       8,052
                                              -----------  --------  ---------  ----------  -----  ---------
 Total . . . . . . . . . . . . . . . . . . .   1,938,766      1.88       9,091   1,700,516  2.57      10,941
Borrowings and other
 interest-bearing liabilities. . . . . . . .     252,411      3.64       2,295     228,578  3.74       2,140
Other liabilities. . . . . . . . . . . . . .      49,979         -           -      56,958     -           -
                                              -----------  --------  ---------  ----------  -----  ---------
Total liabilities. . . . . . . . . . . . . .   2,241,156      2.03      11,386   1,986,052  2.63      13,081

Shareholders' equity . . . . . . . . . . . .     209,241         -           -     192,407     -           -
                                              -----------  --------  ---------  ----------  -----  ---------
 Total liabilities and shareholders' equity.  $2,450,397      1.86%  $  11,386  $2,178,459  2.40%  $  13,081
                                              ===========  ========  =========  ==========  =====  =========
Average effective rate on
 interest-bearing liabilities. . . . . . . .  $1,948,384      2.34%  $  11,386  $1,701,971  3.07%  $  13,081
                                              ===========  ========  =========  ==========  =====  =========

Interest Income/Earning Assets . . . . . . .  $2,321,612      5.65%  $  32,769  $2,052,938  6.86%  $  35,219
Interest Expense/Earning Assets. . . . . . .  $2,321,612      1.96   $  11,386  $2,052,938  2.55   $  13,081
                                                           --------                         -----
Effective Interest Differential. . . . . . .                  3.68%                         4.31%
                                                          ===========                    ========

(1) The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis.
(2) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

        Taxable-equivalent net interest income was $21,383,000 for the first three months of 2003, compared to $22,138,000 for the same period in 2002, a 3.4% or $755,000 decrease. The reduction in the taxable-equivalent net interest income was the result of the lower interest rate environment experienced during this time period and the higher growth in the investment portfolio, compared to loans. During the first quarter of 2003, the average investment portfolio represented 41.8% of total earning assets compared to 35.3% during the first quarter of 2002. Average total loans grew $13,635,000 compared to a $246,434,000 rise in average investments in the first quarter of 2003, compared to the first quarter of 2002. The low growth in loans was primarily the result of the decline in both the indirect vehicle and vehicle leasing portfolios. The reduction in these portfolios was primarily related to the financing incentives offered by the vehicle manufacturers and the overall increased competition in this market segment. Net of these two products, average loans grew 8.4%.

         This decrease in taxable-equivalent net interest income was primarily due to a $2,450,000 reduction in interest income, which was partially offset by a decrease in interest expense of $1,695,000. The taxable-equivalent interest income decrease was the result of lower earning asset yields, in part offset by the higher volumes of earnings assets. Average year-to-date earning assets grew $268,674,000, or 13.1% at March 31, 2003, compared to the same period in 2002. The yield earned on earning assets decreased 121 basis points from 6.86% in the first three months of 2002 to 5.65% during the same period in 2003.

          The $1,695,000 reduction in interest expense is the result of a $2,793,000 decrease related to lower rates, partially offset by an increase of $1,098,000 associated with the higher deposit and other borrowing volumes. The average rate paid on interest bearing deposits and other borrowings of 2.34% during the first three months of 2003 was 73 basis points lower than the 3.07% rate paid during the same period in 2002. The average balance of interest bearing deposits and other borrowings grew $246,413,000 or 14.5% in the first three months of 2003, compared to the first three months of 2002. The average year-to-date growth in time deposits and other borrowings were $45,604,000 and $23,833,000, respectively. The lower rate savings deposits, which include interest bearing checking accounts, savings accounts and money market accounts, were $176,976,000 or 23.2% higher in the first three months of 2003, compared to the same period in 2002. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase, U. S. Treasury demand notes and junior subordinate deferrable interest debentures.

NET  INTEREST  MARGIN
---------------------

           The net interest margin for the three-month periods ending March 31, 2003 and March 31, 2002 were 3.68% and 4.31%, respectively. During the first three months of 2003, the yield on earning assets dropped 121 basis points, compared to a 73 basis point drop in the rate paid on interest-bearing deposits and other borrowings. The yield on earning assets of 5.65% earned during the first three months of 2003 was lower than the 6.86% earned during the first three  months  of  2002.  The  rate  paid on deposits was 2.34% during the first three months of 2003, compared to 3.07% during the same period in 2002. The decrease in the yield earned and rate paid are due to the lower interest rate environment experienced during the first three months of 2003, compared to the same period in 2002. The reduction in the yield earned on earning assets was also impacted by the lower yield earned on mortgage backed securities and the slower pace of growth in the overall loan portfolio. The lower yield earned on mortgage backed securities was related to the acceleration of the residential mortgage refinancing

INTEREST  RATE  SENSITIVITY  ANALYSIS
-------------------------------------

          The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Corporation's Board of Directors, is responsible for managing the rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix and repricing characteristics of its assets and liabilities through the management of its investment securities portfolios, its offering of loan and deposit terms and through borrowings from the FHLB. The nature of the Corporation's current operations is such that it is not subject to foreign currency exchange or commodity price risk.

           The Corporation only utilizes derivative instruments for asset/liability management, specifically, to convert a variable rate debt to a fixed rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged.

           The Corporation entered into two interest-rate swaps with a notional value totaling $20.0 million and a negative fair value of $143,000 during the first quarter of 2003. The purpose of these transactions is to fix the rate on variable rate money market accounts in an effort to reduce interest rate risk within a rising rate environment. At March 31, 2003, the Corporation was paying a fixed rate of 2.88% and was receiving a variable rate of 1.14% based upon the three month United States Treasury Bill.

           The Corporation uses three principal reports to measure interest rate risk: asset/liability simulation reports; gap analysis reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation's net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks. The report below forecasts changes in the Corporation's market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Corporation's existing assets and liabilities. The results of the March 31, 2003 rate shock simulations show that the Corporation is within all guidelines set by the Corporation's Asset/Liability Policy.

                                    CHANGE IN                   ASSET/LIABILITY
                   MARKET VALUE    MARKET VALUE    PERCENTAGE      APPROVED
                     OF EQUITY      OF EQUITY       CHANGE       PERCENT CHANGE
                   ------------  ----------------  -----------  ---------------
+300 Basis Points       314,533           24,092         8.29%          +/- 45%

+200 Basis Points       322,415           31,974        11.01%          +/- 30%
+100 Basis Points       312,786           22,345         7.69%          +/- 15%
Flat Rate . . . .       290,441                -         0.00%
-100 Basis Points       250,140          (40,301)      -13.88%          +/- 15%
-200 Basis Points       229,709          (60,732)      -20.91%          +/- 30%
-300 Basis Points       201,717          (88,724)      -30.55%          +/- 45%

In the event the Corporation should experience a mismatch in its desired gap ranges or an excessive decline in their market value of equity resulting from changes in interest rates, it has a number of options that it could use to remedy such a mismatch. The Corporation could restructure its investment portfolios through sale or purchase of securities with more favorable repricing attributes. It could also emphasize growth in loan products with appropriate maturities or repricing attributes, or attract deposits or obtain borrowings with desired maturities.

PROVISION  FOR  LOAN  LOSSES
----------------------------

 The Banks use the reserve method of accounting for credit losses. The balance in the allowance for loan and lease losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

 While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management's assumptions as to future delinquencies, recoveries and losses and management's intent with regard to the disposition of loans. In addition, the OCC, as an integral part of their examination process, periodically reviews the Banks' allowance for loan losses. The OCC may require the Banks to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

 The Banks' allowance for loan and lease losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for loan losses are an estimation. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Banks allowance for loan losses components include the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes, competence of the loan review process and other historical loss model imprecision. The Banks historical loss component is the most significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

 The historical loss components of the allowance represent the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, expressed as percentages, relative to delinquency, risk rating and non-accrual, by segment.

 The historical loss components of the allowance for commercial loans is based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectibility of loans. The Banks analyze all commercial loans that have been identified as having potential risk. The review is accomplished via Watchlist Memorandum, and designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions.

  The industry concentration component is recognized as a possible factor in the estimation of loan losses. Two industries represent possible concentrations:
commercial real estate and automobile dealers. No specific loss-related observable data is recognized by management currently, therefore no specific factor is calculated in the reserve solely for the impact of these concentrations, although management continues to carefully consider relevant data for possible future sources of observable data.

   The historic loss model includes an imprecision component (soft factors and unallocated portion) that reflects management's belief that there were additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit management staff to assess the direction of credit risk and its instant affect on losses. These reports include the exception tracking reports, the credit bureau score distribution report, the debt to income summary, etc. These are a few of the many reports that drive the judgmental component. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement.

   For the first three months of 2003 the provision for loan losses was $609,000, compared to $1,351,000 for the same period in 2002. This reduction in the provision for loan losses is reflective of the improvement in the quality of the loan portfolio. The ratio of the allowance for loan losses to nonperforming loans and leases for March 31, 2003 of 286.6% was higher than the December 31, 2002, and the March 31, 2002, ratios of 272.8% and 268.5%, respectively. Net loans charged off was $897,000 for the three months ended March 31, 2003, compared to $784,000 for the three months ended March 31, 2002. The increase in net charged off loans is attributed to the increase in commercial loans charged off in the first quarter of 2003, compared to the same period in 2002.

ALLOWANCE  FOR  LOAN  LOSSES
 A  summary  of  the  allowance  for  loan  losses  is  as  follows:


(Dollars in thousands)                          MARCH 31,
                                               -----------
                                            2003         2002
                                      -----------  -----------
Average loans. . . . . . . . . . . .  $1,329,093   $1,315,458
                                      -----------  -----------

Allowance, beginning of period . . .  $   17,190   $   15,558
                                      -----------  -----------
Loans charged off:
 Commercial and industrial . . . . .         438            8
 Consumer. . . . . . . . . . . . . .         554          803
 Real estate . . . . . . . . . . . .         152          264
 Lease financing . . . . . . . . . .          74           62
                                      -----------  -----------
 Total loans charged off . . . . . .       1,218        1,137
                                      -----------  -----------
Recoveries:
 Commercial and industrial . . . . .           -            8
 Consumer. . . . . . . . . . . . . .         285          279
 Real estate . . . . . . . . . . . .          10           29
 Lease financing . . . . . . . . . .          26           37
                                      -----------  -----------
 Total recoveries. . . . . . . . . .         321          353
                                      -----------  -----------
Net loans charged off. . . . . . . .         897          784
                                      -----------  -----------
Provision for loan losses. . . . . .         609        1,351
                                      -----------  -----------
Allowance, end of period . . . . . .  $   16,902   $   16,125
                                      ===========  ===========
Ratio of net charge offs to average
loans outstanding (annualized) . . .        0.27%        0.24%
                                      ===========  ===========

      ANALYSIS OF CREDIT RISK            MARCH 31,   DECEMBER 31,   MARCH 31,
      -----------------------

                                            2003         2002         2002
                                         -----------  -----------  -----------
Non-accrual loan and leases . . . . . .  $4,492,000   $5,109,000   $5,357,000
Loans and leases 90 days past due . . .   1,406,000    1,193,000      649,000
                                         -----------  -----------  -----------
   Total nonperforming loans and leases   5,898,000    6,302,000    6,006,000
Net assets in foreclosure . . . . . . .     485,000      390,000      459,000
                                         -----------  -----------  -----------
   Total nonperforming assets . . . . .  $6,383,000   $6,692,000   $6,465,000
                                         -----------  -----------  -----------
Allowance for loan and lease losses to
   nonperforming loans and leases . . .       286.6%       272.8%       268.5%
Nonperforming loans and leases to total
   total loans and leases . . . . . . .        0.44%        0.47%        0.45%
Allowance for loan and lease losses
   to total loans and leases. . . . . .        1.26%        1.29%        1.21%
Nonperforming assets
   to total assets. . . . . . . . . . .        0.26%        0.27%        0.30%

The following table sets forth an allocation of the allowance for loan losses by loan category:

                                    March 31, 2003
                                   ---------------
                                              Percent
(Dollars in thousands) . .     Amount        of Loans
                               ------------  ---------

Commercial and industrial.  $         6,147        29%
Consumer loans . . . . . .            6,604        33%
Real estate. . . . . . . .            3,092        32%
Lease financing. . . . . .            1,059         6%
                            ---------------  ---------
  Total. . . . . . . . . .  $        16,902       100%
                            ===============  =========

Nonperforming assets (nonaccruing loans, loans 90 days past due and net assets in foreclosure) were 0.26% of total assets at March 31, 2003, compared to 0.27% at December 31, 2002 and 0.30% at March 31, 2002. The ratio of the allowance for loan losses to loans at March 31, 2003 of 1.26% was lower than the 1.29% ratio at December 31, 2002 and higher than the 1.21% at March 31, 2002.

Nonaccruing loans at March 31, 2003 of $4,492,000, decreased $617,000 from the December 31, 2002 level of $5,109,000, and decreased $865,000 from the March 31, 2002 level of $5,357,000. The decrease in nonaccruing loans at March 31, 2003, compared to both December 31, 2002 and March 31, 2002 was primarily the result of a decrease in commercial real estate and consumer nonaccruing loans.

 Net assets in foreclosure were $485,000 as of March 31, 2003, an increase of $95,000 from the December 31, 2002 balance of $390,000. During the first three months of 2003, transfers from loans to assets in foreclosure were $413,000, payments on foreclosed properties were $318,000. There were no write-downs of assets in foreclosure during this period. The loans transferred to assets in foreclosure included vehicle leases of $217,000, equipment leases of $66,000 and $130,000 of consumer related loans. The balance of net assets in foreclosure at March 31, 2002 was $459,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

 Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 2003, loans past due 90 days or more and still accruing interest were $1,406,000 compared to $1,193,000 as of December 31, 2002 and $649,000 as of March 31, 2002. The increase in loans past due 90 days at March 31, 2003, compared to December 31, 2002 and March 31, 2002 was primarily the result of an increase in real estate loans past due 90 days.

The  following  information  concerns  impaired  loans:
                                                   March 31, 2003   Dec. 31, 2002   March 31, 2002
                                                   ---------------  --------------  ---------------
 Impaired Loans . . . . . . . . . . . . . . . . .  $     2,643,000  $    3,153,000  $     2,835,000
                                                   ===============  ==============  ===============

 Average year-to-date impaired loans. . . . . . .  $     2,707,000  $    2,836,000  $     3,401,000
                                                   ===============  ==============  ===============

 Impaired loans with specific loss allowances . .  $     2,643,000  $    3,153,000  $     2,835,000
                                                   ===============  ==============  ===============

 Loss allowances reserved on impaired loans . . .  $       333,000  $      329,000  $       311,000
                                                   ===============  ==============  ===============

 Year-to-date income recognized on impaired loans  $        33,000  $      186,000  $         8,000
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

OTHER  OPERATING  INCOME
------------------------
                                    Three Months Ended March 31,
                                   -----------------------------
                                            2003       2002
                                          --------    ------
                                         (Dollars in thousands)
Service charges . . . . . . . . . . .     $ 1,830  $1,521
Security gains, net . . . . . . . . .       1,316   1,231
Trust and investment services income.         888     883
Bank-owned life insurance income. . .         631     638
Income on Life Insurance. . . . . . .       1,119       -
Other income. . . . . . . . . . . . .       1,427   1,250
                                         -------- -------
      Total other operating income. .     $ 7,211  $5,523
                                         ========  ======

The three months ending March 31, 2003 other operating income of $7,211,000 increased $1,688,000, or 30.6%, from $5,523,000 for the same period in 2002. This rise in other operating income is primarily the result of increases in income on life insurance, service charges and other income of $1,119,000, $309,000 and $177,000, respectively. The rise in other operating income was 10.3%, not inclusive of the income on life insurance.

 Service charges grew $309,000 or 20.3% in the first three months of 2003, compared to the same period in 2002. This rise is the result of management's continued effort to institute equitable fees for services performed and to closely manage the collection of these fees. The growth in overdraft fees during the first three months of 2003 contributed $250,000 of this increase. The remaining increase is related to the fees associated with the growth in average transaction deposits balances.

 The Corporation recorded net security gains on the sale of securities available for sale of $1,316,000 in the first three months of 2003, compared to $1,231,000 during the same period in 2002. The Corporation sold the investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments.

 Income from the Investment Management and Trust Services Division increased to $888,000 at March 31, 2003, from $883,000 at March 31, 2002. The Corporation's bank owned life insurance (BOLI) income decreased $7,000 or 1.1% during the first three months of 2003, compared to the same period in 2002. This reduced income level was related to the lower rates experienced during 2003. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income.

 Other income for the first three months of 2003 increased $177,000 or 14.2%, compared to the same period in 2002. This increase was primarily associated with higher gains on the sale of residential mortgage loans in the first quarter of 2003, compared to the same period in 2002.

OTHER  OPERATING  EXPENSES
--------------------------
                                   Three Months Ended March 31,
                                  -----------------------------
                                        2003       2002
                                      --------  -------
(Dollars in thousands)
Salaries. . . . . . . . . . . . . . .  $ 6,385  $ 5,946
Employee benefits . . . . . . . . . .    1,456    1,739
Occupancy . . . . . . . . . . . . . .    1,023    1,237
Furniture and equipment . . . . . . .    1,305    1,288
Other expenses. . . . . . . . . . . .    5,344    4,269
                                       ------- --------
    Total other operating expenses     $15,513  $14,479
                                       =======  =======

 The first three months of 2003 other operating expenses of $15,513,000 increased $1,034,000, or 7.1% from $14,479,000 for the same period in 2002. This rise was the result of higher salary, furniture and equipment and other expenses, partially offset by lower employee benefits and occupancy expenses.

 Employee salaries increased $439,000 or 7.4% from $5,946,000 for the first three months of 2002 to $6,385,000 for the same period in 2003. This increase reflects cost of living increases, merit increases and additional staff necessitated by the growth of the Banks. Employee benefits of $1,456,000 expensed in the first three months of 2003, were $283,000 or 16.3% lower than the $1,739,000 of employee benefits expensed during the same period in 2002. The decrease in employee benefits is the result of lower pension expense experienced during the first quarter of 2003, compared to the first quarter of 2002.

 Net occupancy expense decreased $214,000, or 17.3%, from $1,237,000 in the first three months of 2002 to $1,023,000 in the first three months of 2003. This decrease was due to a $365,000 expense related to a branch closure during the first quarter of 2002. Net of the branch closure expense, occupancy expenses grew $151,000 or 17.3% during the first quarter of 2003, compared to the third quarter of 2002. This increase was primarily the result of the increase in snow removal expenses associated with the harsh winter of 2003. Furniture and equipment expense increased $17,000 or 1.3%, during the first three months of 2003, compared to the same period in 2002.

 Other expenses increased $1,075,000, or 25.2%, from $4,269,000 in the first three months of 2002, compared to $5,344,000 in other expenses recorded during the same period in 2003. This increase was largely due to the $1,300,000 rise in expenses related to the off-lease vehicle residual reserve. The Corporation reviews the off-lease vehicle residual reserve expense on a quarterly basis. The total 2002 off-lease vehicle residual reserve expense was $2,737,000. Net of the residual reserve expense, other expenses decreased $225,000, or 6.0%. This reduction is primarily due to both lower loan related expenses and deferred compensation expenses.

INCOME  TAXES
-------------

 Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

BALANCE  SHEET  ANALYSIS
------------------------

 Total assets decreased $20,450,000, or 0.8%, from $2,490,864,000 at December 31, 2002 to $2,470,414,000 at March 31, 2003. During the first quarter of 2003, the banks implemented a strategy to reduce high costing certificates of deposit balances due to the current high level of liquidity. Total certificates of deposits were reduced $42,281,000 during this period. Total assets at March 31, 2003 grew 13.7%, compared to March 31, 2002. This gain was primarily due to an increase in deposits that was used to fund investment securities available for sale and loans.

 The balance of securities available for sale at March 31, 2003 of $936,977,000 decreased $12,079,000 compared to the December 31, 2002 balance of $949,056,000. During the first quarter of 2003, $399,526,000 of securities available for sale were sold which generated a pretax gain of $1,316,000. In comparison, $117,295,000 securities available for sale were sold during the first quarter of 2002 to generate a pretax gain of $1,231,000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments. The balance of investment securities held to maturity decreased $293,000 during the first three months of 2003. Total loans and residential mortgage loans held for sale grew $3,838,000 or 0.3% through March 31, 2003. This growth was primarily due to increases in both commercial loans and home equity loans, partially offset by lower indirect vehicle financing and vehicle leases. The loan growth net of both the indirect vehicle and vehicle leasing portfolios was 7.7% during this period.

 Total deposits decreased $26,356,000, or 1.3% from $1,979,822,000 at December 31, 2002 to $1,953,466,000 at March 31, 2003. This reduction was primarily due to planned run-off of higher costing certificates of deposits which decreased $42,281,000 during this time period. Lower rate core deposits (noninterest-bearing checking, interest-bearing checking, money market accounts and savings accounts) grew a net $15,925,000, or 1.3% during this period. The March 31, 2003 total deposit balance grew 14.4%, compared to the March 31, 2002 total deposits.

 Other borrowings experienced a decrease of $5,987,000 during the first three months of 2003. This decrease was the result of a $5,667,000 reduction in securities sold under agreement to repurchase and a $320,000 decrease in U. S. Treasury demand notes.

CAPITAL
-------

 Capital formation is important to the Corporation's well being and future growth. Capital for the period ending March 31, 2003 was $215,109,000, an increase of $8,903,000 over the end of 2002. The increase is the result of the retention of the Corporation's earnings and the accumulated other comprehensive income, partially offset by the purchase of treasury stock during the first three months of 2003. The accumulated other comprehensive income at March 31, 2003 was a gain of $11,694,000, compared to a gain of $6,937,000 at December 31, 2002. The corporation purchased $991,000 of treasury stock during the first three months of 2003. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars in thousands)
                                                                               For Capital
As of March 31, 2003                            Actual                      Adequacy Purposes
-----------------------------------------
                                                Amount           Ratio        Amount    Ratio
                                           ------------  ------------------  --------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    226,294              13.59%  $133,176   8.00%
Harleysville National Bank. . . . . . . .       137,502              11.36%    96,795   8.00%
Citizens National Bank. . . . . . . . . .        37,729              12.29%    24,561   8.00%
Security National Bank. . . . . . . . . .        17,401              13.00%    10,710   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    208,133              12.50%  $ 66,588   4.00%
Harleysville National Bank. . . . . . . .       126,533              10.46%    48,397   4.00%
Citizens National Bank. . . . . . . . . .        33,889              11.04%    12,280   4.00%
Security National Bank. . . . . . . . . .        15,723              11.74%     5,355   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    208,133               8.49%  $ 98,005   4.00%
Harleysville National Bank. . . . . . . .       126,533               7.18%    70,507   4.00%
Citizens National Bank. . . . . . . . . .        33,889               7.17%    18,902   4.00%
Security National Bank. . . . . . . . . .        15,723               7.99%     7,872   4.00%

                                            To Be Well Capitalized
                                           Under Prompt Corrective
                                               Action Provision
                                                    Amount           Ratio
                                           ------------------------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                   120,993  10.00%
Citizens National Bank. . . . . . . . . .                    30,701  10.00%
Security National Bank. . . . . . . . . .                    13,387  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                    72,596   6.00%
Citizens National Bank. . . . . . . . . .                    18,420   6.00%
Security National Bank. . . . . . . . . .                     8,032   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $                      -      -
Harleysville National Bank. . . . . . . .                    88,134   5.00%
Citizens National Bank. . . . . . . . . .                    23,628   5.00%
Security National Bank. . . . . . . . . .                     9,840   5.00%

(Dollars  in  thousands)

                                                                              For Capital
As of December 31, 2002                       Actual                      Adequacy Purposes
-----------------------------------------
                                               Amount          Ratio          Amount    Ratio
                                           ------------  ------------------  --------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    222,217              13.38%  $132,866   8.00%
Harleysville National Bank. . . . . . . .       133,945              11.16%    96,034   8.00%
Citizens National Bank. . . . . . . . . .        37,125              12.01%    24,722   8.00%
Security National Bank. . . . . . . . . .        17,033              12.60%    10,814   8.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    203,896              12.28%  $ 66,433   4.00%
Harleysville National Bank. . . . . . . .       122,990              10.25%    48,017   4.00%
Citizens National Bank. . . . . . . . . .        33,258              10.76%    12,361   4.00%
Security National Bank. . . . . . . . . .        15,338              11.35%     5,407   4.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $    203,896               8.19%  $ 99,640   4.00%
Harleysville National Bank. . . . . . . .       122,990               6.88%    71,493   4.00%
Citizens National Bank. . . . . . . . . .        33,258               6.91%    19,255   4.00%
Security National Bank. . . . . . . . . .        15,338               7.77%     7,896   4.00%

                                     To Be Well Capitalized
                                    Under Prompt Corrective
                                        Action Provision

                                            Amount   Ratio
                                           --------  ------
Total Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .   120,043  10.00%
Citizens National Bank. . . . . . . . . .    30,903  10.00%
Security National Bank. . . . . . . . . .    13,517  10.00%
Tier 1 Capital (to risk weighted assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .    72,026   6.00%
Citizens National Bank. . . . . . . . . .    18,542   6.00%
Security National Bank. . . . . . . . . .     8,110   6.00%
Tier 1 Capital (to average assets):
-----------------------------------------
Corporation . . . . . . . . . . . . . . .  $      -      -
Harleysville National Bank. . . . . . . .    89,366   5.00%
Citizens National Bank. . . . . . . . . .    24,069   5.00%
Security National Bank. . . . . . . . . .     9,869   5.00%

 Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders' equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 2003, the Corporation's Tier 1 risk-adjusted capital ratio was 12.50%, and the total risk-adjusted capital ratio was 13.59%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at March 31, 2003.

 The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 8.49% at March 31, 2003 and 8.19% at December 31, 2002.

 The year-to-date March 31, 2003 cash dividend per share of $.19 was 17.3% higher than the cash dividend for the same period in 2002 of $.162. The dividend payout ratio for the first three months of 2003 was 42.7%, compared to 40.9% for the twelve month period ended December 31, 2002. Activity in both the Corporation's dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first three months of 2003.

LIQUIDITY
---------

 Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model's projection of potential sources and uses of funds for the next 120 days. The resulting projections as of March 31, 2003 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. Unused lines of credit at the FHLB of Pittsburgh were $305,974,000, as of March 31, 2003. The Banks also have unused federal funds lines of credit of $50,000,000 and non-pledged investment securities available for sale of $458,820,000 as of March 31, 2003.

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

Branching
---------

 The Corporation's subsidiaries currently plan to open at least one new branch. During the fourth quarter of 2003, Security National Bank plans to open a location in North Coventry Township, Chester County, Pennsylvania. This new branch site is contiguous to our current service area and was chosen to expand the Bank's market area and market share of loans and deposits.

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

 No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided on page 12 of this Form 10-Q and in SEC Form 10-K for the period ended December 31, 2002.

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

PAGE 24
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

Item 2.  Change in Securities and Use of Proceeds
-------  ---------------------------------------------------
  Not applicable

Item 3.  Defaults Upon Senior Securities
--------  ---------------------------------------------------
  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     (a)The 2003 Annual Meeting of Shareholders was held at 9:30 a.m., on Tuesday, April 8, 2003 at Presidential Caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

     (b),  (c)  Two  matters  were  voted  upon  as  follows:
     1.  Three  directors  were  elected,  as  below:

     Elected                        Term  Expires
     -------                        -------------
     Harold  A.  Herr                   2007
     Henry  M.  Pollak                  2007
     Stephanie  S.  Mitchell            2007

     The  results  of  the  voting  for  the  directors  are  as  follows:

     Harold  A.  Herr                   For     14,514,507
                                        Against    251,446
                                        Abstain          0

     Henry  M.  Pollak                  For     14,450,749
                                        Against    315,204
                                        Abstain          0

     Stephanie  S.  Mitchell            For     14,506,718
                                        Against    259,235
                                        Abstain          0

     Directors whose term continued after the meeting:     Term Expires
                                                           ------------
     Walter  R.  Bateman,  II                                  2004
     LeeAnn  B.  Bergey                                        2004
     Walter  E.  Daller,  Jr.                                  2006
     Thomas  C.  Leamer                                        2006
     Palmer  E.  Retzlaff                                      2004
     James  A.  Wimmer                                         2005
     William  M.  Yocum                                        2005


     2. Proposal to consider and act upon a shareholder proposal. Shareholders request that our Board of Directors vote to eliminate all anti-takeover provisions including the Corporation's classified board from the Harleysville National Corporation Articles of Incorporation and Amended Bylaws, and seek shareholders' approval prior to adopting any future anti-takeover provisions.

     The  result  of  the  voting  is  as  follows:
                                                   For         2,727,642
                                                   Against    10,058,548
                                                   Abstain       173,925

Item  5.     Other  Information
--------     ------------------
     None

Item  6.     Exhibits  and  Reports  on  Form  8-K
--------     -------------------------------------

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

  (b)  Reports  on  Form  8-K

During the quarter ended March 31, 2003, the Registrant filed a Form 8-K containing the fourth quarter of 2002 earnings press release.

(99.1)     Certification.  Walter  E.  Daller, Jr. Chairman, President and Chief
                           Executive  Officer.
(99.2)     Certification.  Gregg  J.  Wagner, Executive Vice President and Chief
                           Financial  Officer.

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



   /s/  Gregg J. Wagner
-------------------------------------------------------------------------
  Gregg J. Wagner, Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)





Date:  May  12,  2002

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

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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


Date:   May  12,  2003

By:  /s/  Walter  E.  Daller,  Jr.
----------------------------------
Chairman,  President  and  Chief
Executive  Officer
Harleysville  National  Corporation


PAGE 29
                                  CERTIFICATION


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

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date:  May  12,  2003

By:  /s/  Gregg  J.  Wagner
---------------------------
Executive  Vice  President  and
Chief  Financial  Officer
Harleysville  National  Corporation




PAGE 30
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

(99.1) Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer.
(99.2) Certification. Gregg J. Wagner, Executive Vice President and Chief Financial Officer.

PAGE 31
------