Form 10-Q
period 2003-06-30
HARLEYSVILLE NATIONAL CORP
filed 2003-08-13
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

Commission file number 0-15237

___________________

(Exact name of registrant as specified in its charter)

___________________

Pennsylvania	23-2210237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

483 Main Street
Harleysville, Pennsylvania
(Address of principal executive office and zip code)

(215) 256-8851
(Registrant’s telephone number, including area code)

___________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,042,076 shares of Common Stock, $1.00 par value, outstanding on August 12, 2003.

1

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	(Unaudited)
	June 30, 2003	December 31, 2002

Assets
Cash and due from banks	$80,650	$62,177
Federal funds sold	32,200	33,500
Interest-bearing deposits in banks	10,410	8,410

Total cash and cash equivalents	123,260	104,087

Residential mortgage loans held for sale	8,417	-
Investment securities available for sale	845,418	949,056
Investment securities held to maturity	20,773	22,411
(fair value $22,674 and $23,650, respectively)
Total loans and leases	1,327,502	1,333,292
Less: Allowance for loan losses	(17,538)	(17,190)

Net loans	1,309,964	1,316,102

Bank premises and equipment, net	21,981	21,645
Accrued interest receivable	10,768	13,140
Net assets in foreclosure	729	390
Intangible assets, net	2,034	1,798
Bank-owned life insurance	49,340	48,631
Other assets	13,448	13,604

Total assets	$2,406,132	$2,490,864

Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing	$291,454	$269,781
Interest-bearing:
Checking accounts	218,200	249,646
Money market accounts	483,326	488,944
Savings	220,001	202,003
Time, under $100,000	503,850	526,885
Time, $100,000 or greater	156,387	242,563

Total deposits	1,873,218	1,979,822
Accrued interest payable	19,419	21,991
U.S. Treasury demand notes	1,636	2,015
Long-term borrowings	153,750	162,750
Securities sold under agreements to repurchase	94,177	84,141
Guaranteed preferred beneficial interest in Corporation's
subordinated debentures	5,000	5,000
Other liabilities	35,083	28,939

Total liabilities	2,182,283	2,284,658

Shareholders' Equity:
Series preferred stock, par value $1 per share;
authorized 8,000,000 shares, none issued	-	-
Common stock, par value $1 per share; authorized 75,000,000
shares; issued and outstanding 19,683,497 shares in 2003
and 19,597,290 shares in 2002	19,683	19,597
Additional paid in capital	97,576	96,585
Retained earnings	105,018	94,677
Treasury stock, at cost: 658,107 shares in 2003
and 569,107 shares in 2002	(13,860)	(11,590)
Accumulated other comprehensive income	15,432	6,937

Total shareholders' equity	223,849	206,206

Total liabilities and shareholders' equity	$2,406,132	$2,490,864

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Six months ended			Three months ended
(Dollars in thousands except weighted average number of common shares and per share information)	June 30,			June 30,

	2003	2002		2003	2002

Interest Income:
Loans, including fees	$39,448	$42,780		$19,726	$21,457
Lease financing	3,580	4,289		1,731	2,107
Investment securities:
Taxable	9,543	14,272		4,463	6,812
Exempt from federal taxes	7,774	5,482		3,913	2,846
Federal funds sold	75	222		30	183
Deposits in banks	54	96		26	47

Total interest income	60,474	67,141		29,889	33,452

Interest Expense:
Savings deposits	4,444	5,842		1,851	2,953
Time, under $100,000	9,872	11,923		4,780	5,924
Time, $100,000 or greater	2,468	3,785		1,062	1,731
Borrowed funds	4,686	4,533		2,391	2,394

Total interest expense	21,470	26,083		10,084	13,002

Net interest income	39,004	41,058		19,805	20,450
Provision for loan losses	1,929	2,445		1,320	1,094

Net interest income after provision for loan losses	37,075	38,613		18,485	19,356

Other Operating Income:
Service charges	3,767	3,148		1,937	1,627
Security gains, net	6,090	2,474		4,774	1,243
Trust and investment sevices income	1,866	1,914		978	1,031
Bank-owned life insurance income	1,262	1,269		631	631
Income on life insurance	1,119	-		-	-
Other Income	3,066	2,837		1,639	1,587

Total other operating income:	17,170	11,642		9,959	6,119

Net interest income after provision for loan losses
and other operating income	54,245	50,255		28,444	25,475

Other Operating Expenses:
Salaries, wages and employee benefits	15,717	15,081		7,876	7,396
Occupancy	1,905	2,058		882	821
Furniture and equipment	2,681	2,607		1,376	1,319
Prepayment fee	2,594	-		2,594	-
Other expenses	9,743	9,447		4,399	5,178

Total other operating expenses	32,640	29,193		17,127	14,714

Income before income tax expense	21,605	21,062		11,317	10,761
Income tax expense	4,039	4,871		2,216	2,383

Net income	$17,566	$16,191		$9,101	$8,378

Weighted average number of common shares:
Diluted	19,624,823	19,734,455	*	19,632,518	19,653,576	*
Basic	19,019,870	19,155,746	*	19,023,388	19,131,175	*
Net income per share information:
Diluted	$0.90	$0.82	*	$0.46	$0.42	*
Basic	$0.92	$0.85	*	$0.48	$0.44	*
Cash dividends per share	$0.380	$0.324	*	$0.190	$0.162	*

* Adjusted for 5% stock dividend effective 9/16/02.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Harleysville National Corporation and Subsidiaries
(Unaudited)

(Dollars and share information in thousands)

Six Months Ended June 30, 2003

	Common Stock

	Number of shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Comprehensive Income

Balance, January 1, 2003	19,597	$19,597	$ 96,585	$ 94,677	$ 6,937	$(11,590)	$ 206,206
Stock options	86	86	985	-	-	-	1,071
Net income	-	-	-	17,566	-	-	17,566	$ 17,566
Stock awards	-	-	6	-	-	-	6
Other comprehensive income,
net of reclassifications and tax	-	-	-	-	8,495	-	8,495	8,495
Purchases of Treasury stock	-	-	-	-	-	(2,270)	(2,270)
Cash dividends	-	-	-	(7,225)	-	-	(7,225)

Comprehensive income								$ 26,061

Balance, June 30, 2003	19,683	$19,683	$ 97,576	$ 105,018	$ 15,432	$(13,860)	$ 223,849

For the Year Ended December 31, 2002

	Common Stock

	Number of shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Comprehensive Income

Balance, January 1, 2002	18,571	$18,571	$ 71,419	$ 100,171	$ 4,534	$ (5,346)	$ 189,349
Stock options	94	94	1,166	-	-	-	1,260
Stock dividends	932	932	23,994	(24,942)	-	-	(16)
Stock awards	-	-	6	-	-	-	6
Net income	-	-	-	32,927	-	-	32,927	$ 32,927
Other comprehensive income,
net of reclassifications and tax	-	-	-	-	2,403	-	2,403	2,403
Purchases of Treasury stock	-	-	-	-	-	(6,244)	(6,244)
Cash dividends	-	-	-	(13,479)	-	-	(13,479)

Comprehensive income								$ 35,330

Balance, December 31, 2002	19,597	$19,597	$ 96,585	$ 94,677	$ 6,937	$(11,590)	$ 206,206

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
Operating Activities:	2003	2002

Net Income	$17,566	$16,191
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	1,929	2,445
Depreciation and amortization	1,401	1,224
Net amortization of investment
securities discount/premiums	5,247	1,162
Deferred income taxes	(2,106)	(705)
Net realized security gains	(6,090)	(2,474)
Decrease (increase) in accrued income receivable	2,372	(1,036)
Net decrease in accrued interest payable	(2,572)	(4,676)
Net increase in intangible assets	(236)	(415)
Net decrease in other assets	156	18
Net increase in other liabilities	3,132	2,858
Decrease in deferred cost, net	609	499
Write-down of other real estate owned	-	10

Net cash provided by operating activities	$21,408	$15,101

Investing Activities:
Proceeds from sales of investment securities available for sale	$832,079	$254,204
Proceeds, maturity or calls of investment securities held to maturity	704	3,227
Proceeds, maturity or calls of investment securities available for sale	326,582	111,080
Purchases of investment securities available for sale	(1,039,633)	(420,848)
Net increase in loans	(5,801)	(31,929)
Net increase in premises and equipment	(1,737)	(830)
Net increase in bank-owned life insurance	(709)	(1,269)
Proceeds from sales of other real estate	645	547

Net cash provided by investing activities	$112,130	$(85,818)

Financing Activities:
Net (decrease) increase in deposits	$(106,604)	$41,849
Net decrease in U.S. Treasury demand notes	(379)	(662)
(Decrease) increase in FHLB borrowings	(9,000)	35,000
Increase in securities sold under agreement	10,036	11
Cash dividends	(7,225)	(6,204)
Repurchase of common stock	(2,270)	(3,288)
Stock options and stock awards	1,077	794

Net cash used by financing activities	$(114,365)	$67,500

Net increase (decrease) in cash and cash equivalents	$19,173	$(3,217)
Cash and cash equivalents at beginning of period	104,087	82,624

Cash and cash equivalents at end of the period	$123,260	$79,407

Cash paid during the period for:
Interest	$24,042	$30,758
Income taxes	$4,600	$5,000
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$984	$606

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank (“Security”) (collectively, the “Banks”), HNC Financial Company and HNC Reinsurance Company - as of June 30, 2003, the results of its operations for the six and three month periods ended June 30, 2003 and 2002 and the cash flows for the six month periods ended June 30, 2003 and 2002. This quarterly report refers to the corporation’s subsidiary banks, collectively as “the banks.” We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto in the corporation's 2002 Annual Report on Form 10-K.

The results of operations for the six and three-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of the Corporation’s tax-exempt income earned from state and municipal securities and loans.

Note 3 - Comprehensive income is the change in equity of a business enterprise, during a period, from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains (losses) on investment securities available for sale. The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax	Net of tax
June 30, 2003	amount	Expense	amount

Unrealized gains on securities:
Unrealized holding gains
Arising during period	$19,160	$(6,706)	$12,454
Less reclassification for
adjustment for gains
realized in net income	6,090	(2,131)	3,959

Other comprehensive income, net	$13,070	$(4,575)	$8,495

	Before tax	Tax Benefit	Net of tax
June 30, 2002	amount	(Expense)	amount

Unrealized gains on securities:
Unrealized holding losses
arising during period	$4,491	$(1,572)	$2,919
Less reclassification for
adjustment for gains
realized in net income	2,474	(866)	1,608

Other comprehensive income, net	$2,017	$(706)	$1,311

Note 4 - The Corporation follows SFAS No. 123, “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The Corporation has chosen an alternative permitted by the standard to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 has been applied.

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 1,742,415 shares of common stock to key employees and directors. At June 30, 2003, 1,478,359 stock options had been granted under the stock option plans. The options have a term of ten years when issued and vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants at June 30, 2003 and June 30, 2002, respectively: dividend yield of 2.80% and 2.53%; expected volatility of 5.39% and 5.60%; risk-free interest rate of 3.23% and 4.23%; and an expected life of 7.37 years and 7.22 years.

The Corporation recently adopted, and is providing interim period disclosures under, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

	Six Months Ended
	June 30, 2003	June 30, 2002

Net Income
As reported	$17,566	$16,191
Less: Stock-based compensation cost determined
under fair value method for all awards	505	643

Proforma	$17,061	$15,548

Earnings per share (Diluted)
As reported	$0.90	$0.82
Proforma	$0.87	$0.79

Earnings per share (Basic)
As reported	$0.92	$0.85
Proforma	$0.90	$0.81

	Three Months Ended
	June 30, 2003	June 30, 2002

Net Income
As reported	$9,101	$8,378
Less: Stock-based compensation cost determined
under fair value method for all awards	252	322

Proforma	$8,849	$8,056

Earnings per share (Diluted)
As reported	$0.46	$0.42
Proforma	$0.45	$0.41

Earnings per share (Basic)
As reported	$0.48	$0.44
Proforma	$0.47	$0.42

Note 5 - The Corporation adopted FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has performance letters of credit. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record a liability when guaranteeing obligations unless it became probable that the Corporation would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Corporation issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2003 are $11,354,000 and they expire through December 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Note 6 – In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46").  FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation is currently evaluating the impact that FIN 46 will have on its consolidated financial position and results of operations.

The Corporation has also evaluated the impact of FIN 46 on variable interest entities consolidated by the Corporation prior to the issuance of FIN 46. Management has determined that Harleysville Statutory Trust 1 qualifies as a variable interest entity under FIN 46. Harleysville Statutory Capital Trust 1 issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. Harleysville Statutory Trust 1 holds, as its sole asset, subordinated debentures issued by the Corporation in 2001. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by Harleysville Statutory Trust 1 on the mandatorily redeemable preferred stock. Harleysville Statutory Trust 1 is currently included in the Corporation’s consolidated balance sheet and statements of income. Management believes that Harleysville Statutory Trust 1 should continue to be included in the Corporation’s consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities similar to Harleysville Statutory Trust 1 become available, management will reevaluate its conclusion that Harleysville Statutory Trust 1 should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

Note 7 - In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Corporation’s current business operations, management expects that the provisions of SFAS No. 149 will not materially impact the Corporation’s financial condition, results of operations, or disclosures.

Note 8 - The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. The Company currently classifies its Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debt as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company’s financial position or results of operations.

Note 9 – On September 16, 2002, the Corporation paid a 5% stock dividend on its common stock to shareholders of record as of September 3, 2002. All prior period amounts were restated to reflect these stock dividends.

Note 10 – Certain prior period numbers have been changed to conform with current year presentation.

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

º	Operating, legal and regulatory risks;

º	Economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and

º	The risk that our analyses of these risks and forces could be incorrect
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

    The AICPA's Accounting Standards Executive Committee has issued an exposure draft of a proposed Statement of Position (SOP), Statement of Position (SOP), Allowance for Credit Losses . The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, ) Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan , with certain exceptions. If adopted, the proposed SOP would apply to all creditors other than state and local governmental entities and federal governmental entities. The Corporation is currently reviewing the components of the proposed SOP and the impact it will have on its consolidated financial position and results of operations. ental entities. The Corporation is currently reviewing the components of the proposed SOP and the impact it will have on its consolidated financial position and results of operations.

Overview

The Corporation recorded record profits in the second quarter of 2003 and year-to-date 2003. Second quarter 2003 profits were 8.6% higher than the second quarter of 2002 and the 2003 year-to-date profits were 8.5% higher than the same period in 2002. Gains on the sale of investments, balance sheet management and an increase in the net interest margin highlighted the performance during the second quarter. Loan quality also remained strong during this period.

Second quarter 2003 diluted earnings per share of $.46 increased 9.5% over the second quarter 2002 diluted earnings per share of $.42. Second quarter basic earnings per share in 2003 of $.48 exceeded the second quarter 2002 basic earnings per share of $.44 by 9.1%. Second quarter 2003 net income of  $9,101,000 increased 8.6% over the second quarter 2002 net income of $8,378,000. Net income for the first six months of 2003 was $17,566,000, an 8.5% increase over the $16,191,000 for the comparable period in 2002. Diluted earnings per share of $.90 were up 9.8% from the $.82 in 2002. Basic earnings per share of $.92 for the first six months of 2003 were 8.2% higher than the $.85 year-to-date June 30, 2002. The Corporation’s consolidated total assets were $2,406,132,000 at June 30, 2003, 5.0% above the June 30, 2002 level of $2,292,155,000.

For the six months ended June 30, 2003, the annualized return on average shareholders’ equity and the annualized return on average assets were 16.43% and 1.44%, respectively. For the same period in 2002, the annualized return on average shareholders’ equity was 16.81% and the annualized return on average assets was 1.47%. Excluding accumulated other comprehensive income, the annualized return on average realized shareholders’ equity for the first six months of 2003 and 2002 were 17.16% and 17.08%, respectively. For the three months ended June 30, 2003, the annualized return on average shareholders’ equity and the annualized return on average assets were 16.67% and 1.49%, respectively. For the same period in 2002, the annualized return on average shareholder’s equity was 17.38% and the annualized return on average assets was 1.51%. Excluding accumulated other comprehensive income, the annualized return on average realized shareholders’ equity for the second quarters of 2003 and 2002 were 17.53% and 17.54%, respectively.

During the second quarter of 2003, the Corporation continued to manage its balance sheet in an effort to position it for the long term.  The Corporation paid off $29 million of Federal Home Loan Bank borrowings with rates over 6.0% prior to their scheduled maturity dates. This provided the opportunity to lock in historically low rates on new long-term borrowings.  The early retirement of these borrowings resulted in a $2,594,000 prepayment fee. The $4,774,000 net security gains were partially used to offset these fees. The Corporation should begin to recognize the benefits of the early retirement of these borrowings during the third quarter of 2003. The second quarter of 2003 net interest margin of 3.82% was lower than the second quarter of 2002 net interest margin of 4.22%, however it was higher than the first quarter of 2003 and fourth quarter of 2002 net interest margins of 3.68% and 3.64%, respectively.

The quality of the loan portfolios is a key focus of the banks. The Corporation experienced an improvement in loan quality ratios at June 30, 2003 while experiencing an increase in net loans charged off during the first half of 2003, compared to the same period in 2002. Nonperforming loans (nonaccruing loans and loans past due 90 days or more and still accruing interest) were .44% of total loans at June 30, 2003, compared to .47% at December 31, 2002 and .44% at June 30, 2002. The ratio of loan loss reserve to nonperforming loans was 301.0% at June 30, 2003, compared to 272.8% at December 31, 2002 and 286.0% at June 30, 2002. The annualized net loans charged-off to average loans was 0.20% during the second quarter of 2003, compared to 0.11% during the second quarter of 2002.

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

Net Interest Income and Related Assets and Liabilities

Net interest income for the first six months of 2003 of  $39,004,000 was $2,054,000 or 5.0% lower than the same period in 2002 net interest income of $41,058,000. The second quarter 2003 net interest income of $19,805,000 was $645,000 or 3.2% less than the net interest income earned in the same quarter of 2002. As shown in the table below, this decrease in net interest income was primarily the result of the lower net interest margin, partially offset by higher earning asset volumes.  Interest income was lower in 2003 compared to 2002 as a result of the impact of lower interest rates and the effect of the growth in the investment portfolio outpacing the growth in the loan portfolio during this period. The yield earned on the investment portfolio is lower than the yield earned on the loan portfolio. The lower interest income was partially offset by the decrease in interest expense related to the reduction in deposit and other borrowing rates.

The rate-volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the six and three months ended June 30, 2003 over June 30, 2002 by their rate and volume components.

	Six Months Ended			Three Months Ended
	June 30, 2003			June 30, 2003
	Over/Under			Over/Under
(In thousands)	June 30, 2002			June 30, 2002

	Total Variance	Caused by:		Total Variance	Caused by:

		Rate	Volume		Rate	Volume

Interest Income:
Securities *	$(1,232)	$(6,622)	$5,390	$(718)	$(3,348)	$2,630
Money market instruments	(189)	(96)	(93)	(174)	(35)	(139)
Loans *	(4,041)	(4,299)	258	(2,127)	(2,163)	36

Total	(5,462)	(11,017)	5,555	(3,019)	(5,546)	2,527

Interest Expense:
Savings deposits	(1,398)	(2,160)	762	(1,102)	(1,389)	287
Time deposits and certificates of deposit	(3,368)	(3,651)	283	(1,813)	(1,713)	(100)
Other borrowings	153	(342)	495	(3)	(278)	275

Total	(4,613)	(6,153)	1,540	(2,918)	(3,380)	462

Net Interest Income	$(849)	$(4,864)	$4,015	$(101)	$(2,166)	$2,065

*Tax Equivalent Basis

BALANCE SHEET ANALYSIS

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense, and key rates and yields.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL:

(Dollars in thousands)	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	Average	Average		Average	Average
Assets	Balance	Rate	Interest	Balance	Rate	Interest

Investment securities:
Taxable investments	$608,181	2.94%	$4,463	$481,170	5.66%	$6,812
Nontaxable investments (1)	340,601	6.89	5,866	226,098	7.49	4,235

Total investment securities	948,782	4.35	10,329	707,268	6.25	11,047

Loans (1) (2)	1,342,758	6.47	21,724	1,340,543	7.12	23,851
Other rate-sensitive assets	14,050	1.59	56	48,256	1.91	230

Total earning assets	2,305,590	5.57	32,109	2,096,067	6.70	35,128

Noninterest-earning assets	129,990	-	-	125,801	-	-

Total assets	$2,435,580	5.27%	$32,109	$2,221,868	6.32%	$35,128

Liabilities And Shareholders' Equity
Deposits:
Demand	$260,688	-%	$-	$235,992	-%	$-
Savings	933,158	0.79	1,851	788,580	1.50	2,953
Time	695,817	3.36	5,842	707,725	4.33	7,655

Total	1,889,663	1.63	7,693	1,732,297	2.45	10,608
Borrowings and other
interest-bearing liabilities	274,567	3.48	2,391	242,938	3.94	2,394
Other liabilities	52,987	-	-	53,847	-	-

Total liabilities	2,217,217	1.82	10,084	2,029,082	2.56	13,002

Shareholders' equity	218,363	-	-	192,786	-	-

Total liabilities and shareholders' equity	$2,435,580	1.66%	$10,084	$2,221,868	2.34%	$13,002

Average effective rate on
interest-bearing liabilities	$1,903,542	2.12%	$10,084	$1,739,243	2.99%	$13,002

Interest Income/Earning Assets	$2,305,590	5.57%	$32,109	$2,096,067	6.70%	$35,128
Interest Expense/Earning Assets	$2,305,590	1.75	$10,084	$2,096,067	2.48	$13,002

Effective Interest Differential		3.82%			4.22%

(Dollars in thousands)	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

Average		Average		Average	Average
Assets	Balance	Rate	Interest	Balance	Rate	Interest

Investment securities:
Taxable investments	$625,236	3.05%	$9,543	$498,844	5.72%	$14,272
Nontaxable investments (1)	334,263	6.97	11,655	216,695	7.53	8,158

Total investment securities	959,499	4.42	21,198	715,539	6.27	22,430

Loans (1) (2)	1,335,963	6.52	43,567	1,328,070	7.17	47,608
Other rate-sensitive assets	18,094	1.43	129	31,013	2.05	318

Total earning assets	2,313,556	5.61	64,894	2,074,622	6.78	70,356

Noninterest-earning assets	129,392	-	-	125,662	-	-

Total assets	$2,442,948	5.31%	$64,894	$2,200,284	6.40%	$70,356

Liabilities And Shareholders' Equity
Deposits:
Demand	$251,791	-%	$-	$231,582	-%	$-
Savings	937,226	0.95	4,444	776,540	1.50	5,842
Time	725,061	3.40	12,340	708,372	4.43	15,708

Total	1,914,078	1.75	16,784	1,716,494	2.51	21,550
Borrowings and other
interest-bearing liabilities	263,550	3.56	4,686	235,798	3.84	4,533
Other liabilities	51,493	-	-	55,394	-	-

Total liabilities	2,229,121	1.93	21,470	2,007,686	2.60	26,083

Shareholders' equity	213,827	-	-	192,598	-	-

Total liabilities and shareholders' equity	$2,442,948	1.76%	$21,470	$2,200,284	2.37%	$26,083

Average effective rate on
interest-bearing liabilities	$1,925,837	2.23%	$21,470	$1,720,710	3.03%	$26,083

Interest Income/Earning Assets	$2,313,556	5.61%	$64,894	$2,074,622	6.78%	$70,356
Interest Expense/Earning Assets	$2,313,556	1.86	$21,470	$2,074,622	2.51	$26,083

Effective Interest Differential		3.75%			4.27%

(1) The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis.
(2) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans have not been included for purposes of determining interest income.

    Taxable-equivalent net interest income was $43,424,000 for the first six months of 2003, compared to $44,273,000 for the same period in 2002, a 1.9% or $849,000 decrease. The reduction in the taxable-equivalent net interest income was the result of the lower interest rate environment experienced during this time period and the higher growth in the investment portfolio, compared to loans. During the first half of 2003, the average investment portfolio represented 41.5% of total earning assets compared to 34.5% during the first half of 2002. Average total loans grew $7,893,000 compared to a $243,960,000 rise in average investments in the first half of 2003, compared to the first half of 2002. The low growth in loans was primarily the result of the decline in both the indirect vehicle and vehicle leasing portfolios. The reduction in these portfolios was primarily related to the financing incentives offered by the vehicle manufacturers and the overall increased competition in this market segment. Net of these two products, average loans grew 5.8%.

The year-to-date June 30, 2003 versus the June 30, 2002 decrease in taxable-equivalent net interest income was primarily due to a $5,462,000 reduction in interest income, which was partially offset by a decrease in interest expense of $4,613,000. The taxable-equivalent interest income decrease was the result of lower earning asset yields, in part offset by the higher volumes of earnings assets. Average year-to-date earning assets grew $238,934,000, or 11.5% at June 30, 2003, compared to the same period in 2002. The yield earned on earning assets decreased 117 basis points from 6.78% in the first six months of 2002 to 5.61% during the same period in 2003.

The year-to-date June 30, 2003 interest expense was $4,613,000 lower than the same period in 2002. This reduction is the result of a $6,153,000 decrease related to lower rates, partially offset by an increase of $1,540,000 associated with the higher deposit and other borrowing volumes. The average rate paid on interest bearing deposits and other borrowings of 2.23% during the first six months of 2003 was 80 basis points lower than the 3.03% rate paid during the same period in 2002. The average balance of interest bearing deposits and other borrowings grew $205,127,000 or 11.9% in the first six months of 2003, compared to the first six months of 2002. The majority of this growth was in lower rate savings deposits, which include interest bearing checking accounts, savings accounts and money market accounts, were $160,686,000 or 20.7% higher in the first six months of 2003, compared to the same period in 2002. The average year-to-date growth in higher rate time deposits and other borrowings were $16,689,000 and $27,752,000, respectively. Other borrowings include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase, U. S. Treasury demand notes and junior subordinate deferrable interest debentures.

The taxable-equivalent net interest income during the second quarter of 2003 of $22,025,000 was $101,000 or .5% lower than the second quarter of 2002 net interest income. The $3,019,000 decrease in interest income was partially offset by a $2,918,000 reduction in interest expense. The yield earned on average earnings assets during the second quarter of 2003 of 5.57% was 113 basis points lower than the 6.70% earned during the second quarter of 2002. The $241,514,000 growth in lower yielding investment securities outpaced the $2,215,000 growth in loans. The rate paid on average deposits and other borrowings of 2.12% during the second quarter of 2003 was 87 basis points lower than the 2.99% rate paid during the second quarter of 2002. Lower rate average savings deposits grew $144,578,000 and higher rate average time deposits decreased $11,908,000. Other borrowings increased $31,629,000 during this period.

Net Interest Margin

The net interest margins for the six-month periods ending June 30, 2003 and June 30, 2002 were 3.75% and 4.27%, respectively. The second quarter 2003 and 2002 net interest margins were 3.82% and 4.22%, respectively. However, the 2003 second quarter net interest margin continued the trend of increasing quarterly net interest margins, with the first quarter 2003 net interest margin at 3.68% and the fourth quarter of 2002 at 3.64%.

During the first six months of 2003, the Corporation continued to manage its balance sheet in an effort to position it for the longer term. The Corporation entered into two interest-rate swaps with a notional value of  $20.0 million during the first quarter of 2003. The purpose of these transactions was to fix the rate on variable rate money market accounts in an effort to reduce interest rate risk within a rising rate environment. During the second quarter of 2003, the Corporation paid off $29 million of Federal Home Loan Bank borrowings prior to their scheduled maturity dates. These borrowings carried rates over 6%.

Interest Rate Sensitivity Analysis

The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix and repricing characteristics of its assets and liabilities through the management of its investment securities portfolios, its offering of loan and deposit terms and through borrowings from the FHLB. The nature of the Corporation’s current operations is such that it is not subject to foreign currency exchange or commodity price risk.

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

The Corporation entered into two interest-rate swaps with a notional value totaling $20.0 million and a negative fair value of $353,000 at June 30, 2003. The purpose of these transactions is to fix the rate on variable rate money market accounts in an effort to reduce interest rate risk within a rising rate environment. At June 30, 2003, the Corporation was paying a fixed rate of 2.88% and was receiving a variable rate of 1.10% based upon the three month United States Treasury Bill.

The Corporation uses three principal reports to measure interest rate risk: asset/liability simulation reports; gap analysis reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest ra tes have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks.  The results of the June 30, 2003 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates are shocked up 300 basis points, but is outside of guidelines when rates are shocked down over 200 basis points. The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities.

(Dollars in thousands)		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
	of Equity	of Equity	Change	Percent Change

+300 Basis Points	295,232	(4,370)	-1.46%	+/-45%
+200 Basis Points	327,180	27,578	9.20%	+/-30%
+100 Basis Points	323,384	23,782	7.94%	+/-15%
Flat Rate	299,602	-	0.00%
-100 Basis Points	279,405	(20,197)	-6.74%	+/-15%
-200 Basis Points	270,009	(29,593)	-9.88%	+/-30%
-300 Basis Points	262,042	(37,560)	-12.54%	+/-45%

    In the event the Corporation should experience a mismatch in its desired gap ranges or an excessive decline in their market value of equity resulting from changes in interest rates, it has a number of options that it could use to remedy the mismatch. The Corporation could restructure its investment portfolios through sale or purchase of securities with more favorable repricing attributes. It could also emphasize growth in loan products with appropriate maturities or repricing attributes, or attract deposits or obtain borrowings with desired maturities.

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

While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans. In addition, the OCC, as an integral part of their examination process, periodically reviews the Banks’ allowance for loan losses. The OCC may require the Banks to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

The Banks’ allowance for loan and lease losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for loan losses are an estimation. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Banks' allowance for loan losses components include the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes, competence of the loan review process and other historical loss model imprecision. The Banks' historical loss component is the most significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

The AICPA's Accounting Standards Executive Committee has issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses . The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114,  Accounting by Creditors for Impairment of a Loan, with certain exceptions. If adopted, the proposed SOP would apply to all creditors other than state and local governmental entities and federal governmental entities. The Corporation is currently reviewing the components of the proposed SOP and the impact it will have on its consolidated financial position and results of operations.

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

The historic loss model includes an imprecision component (soft factors and unallocated portion) that reflects management’s belief that there were additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit management staff to assess the direction of credit risk and its instant effect on losses. These reports include the exception tracking reports, the credit bureau score distribution report, the debt to income summary, etc. These are a few of the many reports that drive the judgmental component. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement.

For the first six months of 2003 the provision for loan losses was $1,929,000, compared to $2,445,000 for the same period in 2002. This reduction in the provision for loan losses is reflective of the improvement in key loan quality related ratios. The ratio of the allowance for loan losses to nonperforming loans and leases for June 30, 2003 of 301.0% was higher than the December 31, 2002, and the June 30, 2002, ratios of 272.8% and 286.0%, respectively. The ratio of nonperforming loans and leases to total loans and leases was 0.44% at June 30, 2003 and June 30, 2002, and 0.47% at December 31, 2002. Net loans charged off was $1,582,000 for the six months ended June 30, 2003, compared to $1,148,000 for the six months ended June 30, 2002.

Allowance for Loan Losses
A summary of the allowance for loan losses is as follows:

(Dollars in thousands)	June 30,

	2003	2002

Average loans	$1,335,963	$1,328,070

Allowance, beginning of period	$17,190	$15,558

Loans charged off:
Commercial and industrial	439	24
Consumer	1,065	1,441
Real estate	312	276
Lease financing	276	185

Total loans charged off	2,092	1,926

Recoveries:
Commercial and industrial	8	70
Consumer	434	508
Real estate	15	146
Lease financing	54	54

Total recoveries	511	778

Net loans charged off	1,581	1,148

Provision for loan losses	1,929	2,445

Allowance, end of period	$17,538	$16,855

Ratio of net charge offs to average
loans outstanding (annualized)	0.24%	0.17%

Analysis of Credit Risk	June 30,	December 31,	June 30,

(Dollars in thousands)	2003	2002	2002

Non-accrual loan and leases	$4,146	$5,109	$4,888
Loans and leases 90 days past due	1,681	1,193	1,005

Total nonperforming loans and leases	5,827	6,302	5,893
Net assets in foreclosure	729	390	658

Total nonperforming assets	$6,556	$6,692	$6,551

Allowance for loan and lease losses to
nonperforming loans and leases	301.0%	272.8%	286.0%
Nonperforming loans and leases to total
total loans and leases	0.44%	0.47%	0.44%
Allowance for loan and lease losses
to total loans and leases	1.31%	1.29%	1.25%
Nonperforming assets
to total assets	0.27%	0.27%	0.29%

The following table sets forth an allocation of the allowance for loan losses by loan category:

	June 30, 2003

		Percent
(Dollars in thousands)	Amount	of Loans

Commercial and industrial	$7,155	29%
Consumer loans	6,085	34%
Real estate	3,220	32%
Lease financing	1,078	5%

Total	$17,538	100%

Nonperforming assets (nonaccruing loans, loans 90 days past due and net assets in foreclosure) were 0.27% of total assets at June 30, 2003 and December 31, 2002, and 0.29% at June 30, 2002. The ratio of the allowance for loan losses to loans at June 30, 2003 of 1.31% was higher than the December 31, 2002 and June 30, 2002 ratios of 1.29% and 1.25%, respectively.

Nonaccruing loans at June 30, 2003 of $4,146,000, decreased $963,000 from the December 31, 2002 level of $5,109,000, and decreased $742,000 from the June 30, 2002 level of $4,888,000. The decrease in nonaccruing loans at June 30, 2003, compared to both December 31, 2002 and June 30, 2002 was primarily the result of decreases in commercial real estate, commercial and consumer loans.

Net assets in foreclosure were $729,000 as of June 30, 2003, an increase of $339,000 from the December 31, 2002 balance of $390,000. During the first six months of 2003, transfers from loans to assets in foreclosure were $984,000 and payments on foreclosed properties were $645,000. There were no write-downs of assets in foreclosure during this period.  The loans transferred to assets in foreclosure included vehicle leases of $347,000, equipment leases of $94,000,  $163,000 of consumer loans and $380,000 of commercial loans. The balance of net assets in foreclosure at June 30, 2002 was $658,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

    Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of June 30, 2003, loans past due 90 days or more and still accruing interest were $1,681,000 compared to $1,193,000 as of December 31, 2002 and $1,005,000 as of June 30, 2002. The increase in loans past due 90 days at June 30, 2003, compared to December 31, 2002 and June 30, 2002 was primarily the result of an increase in real estate and commercial loans past due 90 days.

The following information concerns impaired loans:

	June 30, 2003	Dec. 31, 2002	June 30, 2002

Impaired Loans	$2,213,000	$3,153,000	$2,697,000

Average year-to-date impaired loans	$2,424,000	$2,836,000	$3,128,000

Impaired loans with specific loss allowances	$2,213,000	$3,153,000	$2,697,000

Loss allowances reserved on impaired loans	$260,000	$329,000	$290,000

Year-to-date income recognized on impaired loans	$40,000	$186,000	$52,000

The Banks’ policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks. The Banks will not recognize income if these factors do not exist.

Other Operating Income

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)

Service charges	$3,767	$3,148	$1,937	$1,627
Security gains, net	6,090	2,474	4,774	1,243
Trust and investment services income	1,866	1,914	978	1,031
Bank-owned life insurance income	1,262	1,269	631	631
Income on Life Insurance	1,119	-	-	-
Other income	3,066	2,837	1,639	1,587

Total other operating income	$17,170	$11,642	$9,959	$6,119

The six months ending June 30, 2003 other operating income of $17,170,000 increased $5,528,000, or 47.5%, from $11,642,000 for the same period in 2002. This rise in other operating income is primarily the result of increases in security gains and income on life insurance of $3,616,000 and $1,119,000, respectively. Net of security gains and income on life insurance, other operating income grew $793,000 or 8.6%. Contributing to this growth were increases in service charges and other income of $619,000 and $229,000, respectively. Partially offsetting these increases were small decreases of $48,000 in trust and investment services and $7,000 in bank-owned life insurance income. The second quarter of 2003 other operating income was $3,840,000 or 62.8% higher than the second quarter of 2002, mainly due to the $4,774,000 increase in security gains. The rise in the second quarter 2003 other operating income was 6.3%, not inclusive of the security gains.

Service charges grew $619,000 or 19.7% in the first six months of 2003, compared to the same period in 2002. This rise is the result of management’s continued effort to institute equitable fees for services performed and to closely manage the collection of these fees. The growth in overdraft fees during the first six months of 2003 contributed $484,000 of this increase. The remaining increase is related to the fees associated with the growth in average transaction deposit balances.

    The Corporation recorded net security gains on the sale of securities available for sale of $6,090,000 in the first six months of 2003, compared to $2,474,000 during the same period in 2002. The net security gains were $4,774,000 in the second quarter of 2003 and $1,243,000 in the second quarter of 2002. The Corporation sold the investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments.

Income from the Investment Management and Trust Services Division decreased $48,000 from $1,914,000 at June 30, 2002 to $1,866,000 at June 30, 2003. The 2003 second quarter Investment Management and Trust Services Division experienced a 5.1% reduction in income, compared to the second quarter of 2002. These lower fees were primarily due to the lower market value of trust assets at June 30, 2003, compared to June 30, 2002. These lower trust fees were partially offset by higher fees related to the sale of investments.

The Corporation’s bank owned life insurance (BOLI) income decreased $7,000 or 0.6% during the first six months of 2003, compared to the same period in 2002. This reduced income level was related to the lower rates experienced during 2003. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income.

Other income for the first six months of 2003 increased $229,000 or 8.1%, compared to the same period in 2002. The second quarter of 2003 other income was 3.3% higher than the same period in 2002. These increases were primarily associated with higher gains on the sale of residential mortgage loans, partially offset with lower income generated by HNC Reinsurance Company. The year-to-date gain on the sale of residential mortgages was $1,025,000 in 2003, compared to $418,000 in the same period in 2002.

Other Operating Expenses

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)

Salaries	$12,900	$11,844	$6,515	$5,898
Employee benefits	2,817	3,237	1,361	1,498
Occupancy	1,905	2,058	882	821
Furniture and equipment	2,681	2,607	1,376	1,319
Prepayment fee	2,594	-	2,594	-
Other expenses	9,743	9,447	4,399	5,178

Total other operating expenses	$32,640	$29,193	$17,127	$14,714

The first six months of 2003 other operating expenses of $32,640,000 increased $3,447,000, or 11.8% from $29,193,000 for the same period in 2002. This rise was principally due to a $2,594,000 prepayment fee related to paying off Federal Home Loan Bank (FHLB) borrowings prior to their scheduled maturity date. Net of this prepayment fee, the year to date other operating expenses grew $853,000 or 2.9%. This rise was the result of higher salary, furniture and equipment and other expenses, partially offset by lower employee benefits and occupancy expenses. The second quarter 2003 other operating expenses, net of the FHLB prepayment penalty, decreased $181,000 or 1.2% from the second quarter of 2002. This reduction in expenses was primarily due to lower other expenses.

Employee salaries increased $1,056,000 or 8.9% from $11,844,000 for the first six months of 2002 to $12,900,000 for the same period in 2003. This increase reflects cost of living increases, merit increases and additional staff necessitated by the growth of the Banks.
Employee benefits of $2,817,000 expensed in the first six months of 2003, were $420,000 or 13.0% lower than the $3,237,000 of employee benefits expensed during the same period in 2003. The decrease in employee benefits is the result of lower pension expense experienced during the first half of 2003, compared to the first half of 2002. The second quarter 2003 salary expense was 10.5% higher than the second quarter of 2002. Employee benefits were 9.1% lower in the second quarter of 2003, compared to the second quarter of 2002.

Net occupancy expense decreased $153,000, or 7.4%, from $2,058,000 in the first six months of 2002 to $1,905,000 in the first six months of 2003. This decrease was due to a $365,000 expense related to a branch closure during the first quarter of 2002. Net of the branch closure expense, occupancy expenses grew $212,000 or 12.5% during the first half of 2003, compared to the same period in 2002. This increase was primarily the result of the increase in snow removal expenses associated with the harsh winter of 2003. The second quarter of 2003 occupancy expense grew 7.4%, compared to the second quarter of 2002. Furniture and equipment expense increased $74,000 or 2.8%, during the first six months of 2003, compared to the same period in 2002. The second quarter of 2003 furniture and equipment expenses grew 4.3% over the second quarter of 2002. Both of these increases were related to higher depreciation and maintenance expenses.

Other expenses increased $296,000, or 3.1%, from $9,447,000 in the first six months of 2002, compared to $9,743,000 in other expenses recorded during the same period in 2003. This increase was largely due to the $873,000 rise in expenses related to the off-lease vehicle residual reserve, partially offset by lower expenses related to HNC Reinsurance Company. The Corporation reviews the off-lease vehicle residual reserve expense on a quarterly basis.  The 2003 second quarter other expenses decreased 15.0%, compared to the second quarter of 2002, due to both lower off-lease vehicle residual reserve expense and HNC Reinsurance Company expenses.

Income Taxes

Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

Balance Sheet Analysis

Total assets decreased $84,732,000, or 3.4%, from $2,490,864,000 at December 31, 2002 to $2,406,132,000 at June 30, 2003. During the first half of 2003, the banks implemented a strategy to reduce high costing $100,000 or greater certificates of deposit balances due to the current high level of liquidity. Total $100,000 or greater certificates of deposits were reduced $86,176,000 during this period.  These deposits were school district deposits that fluctuate throughout the year.  Total assets at June 30, 2003 grew 5.0%, compared to June 30, 2002.  This gain was primarily due to an increase in core deposits that was used to fund investment securities available for sale and loans.

The balance of securities available for sale at June 30, 2003 of $845,418,000 decreased $103,638,000 compared to the December 31, 2002 balance of $949,056,000. During the first half of 2003, $832,079,000 of securities available for sale was sold which generated a pretax gain of $6,090,000. In comparison, $254,204,000 securities available for sale were sold during the first half of 2002 to generate a pretax gain of $2,474,000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments. The balance of investment securities held to maturity decreased $1,638,000 during the first six months of 2003. Total loans and residential mortgage loans held for sale grew $2,627,000 or 0.2% through June 30, 2003. This growth was primarily due to increases in both commercial related loans and home equity loans, partially offset by lower indirect vehicle financing and vehicle leases. The loan growth net of both the indirect vehicle and vehicle leasing portfolios was 3.4% during this period.

Total deposits decreased $106,604,000, or 5.4% from $1,979,822,000 at December 31, 2002 to $1,873,218,000 at June 30, 2003. This reduction was primarily due to planned run-off of higher costing certificates of deposits, which decreased $109,211,000 during this time period. Lower rate core deposits (noninterest-bearing checking, interest-bearing checking, money market accounts and savings accounts) grew a net $2,607,000, or 0.2% during this period. Net of a planned $47,972,000 reduction in public funds deposits, the increase in core deposits was 4.4%. The June 30, 2003 total core deposit balance grew 15.0%, compared to the June 30, 2002 total core deposits.

    Other borrowings increased  $657,000 during the first six months of 2003. This increase was the result of a $10,036,000 rise in securities sold under agreements to repurchase, offset by lower long-term borrowings, U.S. Treasury demand notes of $9,000,000 and $379,000, respectively. Other borrowings grew $4,394,000 at June 30, 2003, compared to June 30, 2002. This growth was primarily in securities sold under agreements to repurchase, partially offset by lower long-term borrowings.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending June 30, 2003 was $223,849,000, an increase of $17,643,000 over the end of 2002. The increase is the result of the retention of the Corporation's earnings and the accumulated other comprehensive income, partially offset by the purchase of treasury stock during the first six months of 2003. The accumulated other comprehensive income at June 30, 2003 was a gain of $15,432,000, compared to a gain of $6,937,000 at December 31, 2002. The corporation purchased $2,270,000 of treasury stock during the first six months of 2003. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendation by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars in thousands)
			For Capital
As of June 30, 2003	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$232,126	13.85%	$134,079	8.00%
Harleysville National Bank	141,295	11.60%	97,405	8.00%
Citizens National Bank	39,044	12.69%	24,615	8.00%
Security National Bank	17,839	12.89%	11,075	8.00%
Tier 1 Capital (to risk weighted assets):

Corporation	$213,133	12.72%	$67,040	4.00%
Harleysville National Bank	129,769	10.66%	48,703	4.00%
Citizens National Bank	35,197	11.44%	12,308	4.00%
Security National Bank	16,104	11.63%	5,537	4.00%
Tier 1 Capital (to average assets):

Corporation	$213,133	8.75%	$97,412	4.00%
Harleysville National Bank	129,769	7.40%	70,154	4.00%
Citizens National Bank	35,197	7.55%	18,647	4.00%
Security National Bank	16,104	8.29%	7,770	4.00%

	To Be Well Capitalized
	Under Prompt Corrective
	Action Provision
	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$-	-
Harleysville National Bank	121,757	10.00%
Citizens National Bank	30,769	10.00%
Security National Bank	13,843	10.00%
Tier 1 Capital (to risk weighted assets):

Corporation	$-	-
Harleysville National Bank	73,054	6.00%
Citizens National Bank	18,462	6.00%
Security National Bank	8,306	6.00%
Tier 1 Capital (to average assets):

Corporation	$-	-
Harleysville National Bank	87,692	5.00%
Citizens National Bank	23,309	5.00%
Security National Bank	9,713	5.00%

(Dollars in thousands)
			For Capital
As of December 31, 2002	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$222,217	13.38%	$132,866	8.00%
Harleysville National Bank	133,945	11.16%	96,034	8.00%
Citizens National Bank	37,125	12.01%	24,722	8.00%
Security National Bank	17,033	12.60%	10,814	8.00%
Tier 1 Capital (to risk weighted assets):

Corporation	$203,896	12.28%	$66,433	4.00%
Harleysville National Bank	122,990	10.25%	48,017	4.00%
Citizens National Bank	33,258	10.76%	12,361	4.00%
Security National Bank	15,338	11.35%	5,407	4.00%
Tier 1 Capital (to average assets):

Corporation	$203,896	8.19%	$99,640	4.00%
Harleysville National Bank	122,990	6.88%	71,493	4.00%
Citizens National Bank	33,258	6.91%	19,255	4.00%
Security National Bank	15,338	7.77%	7,896	4.00%

	To Be Well Capitalized
	Under Prompt Corrective
	Action Provision
	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$-	-
Harleysville National Bank	120,043	10.00%
Citizens National Bank	30,903	10.00%
Security National Bank	13,517	10.00%
Tier 1 Capital (to risk weighted assets):

Corporation	$-	-
Harleysville National Bank	72,026	6.00%
Citizens National Bank	18,542	6.00%
Security National Bank	8,110	6.00%
Tier 1 Capital (to average assets):

Corporation	$-	-
Harleysville National Bank	89,366	5.00%
Citizens National Bank	24,069	5.00%
Security National Bank	9,869	5.00%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders’ equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 2003, the Corporation’s Tier 1 risk-adjusted capital ratio was 12.72%, and the total risk-adjusted capital ratio was 13.85%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation’s commercial banks also exceeded regulatory requirements at June 30, 2003.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 8.75% at June 30, 2003 and 8.19% at December 31, 2002.

The year-to-date June 30, 2003 cash dividend per share of $.380 was 17.3% higher than the cash dividend for the same period in 2002 of $.324. The dividend payout ratio for the first six months of 2003 was 41.1%, compared to 40.9% for the twelve month period ended December 31, 2002. Activity in both the Corporation’s dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first six months of 2003.

Liquidity

Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model’s projection of potential sources and uses of funds for the next 120 days. The resulting projections as of June 30, 2003 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. Unused lines of credit at the FHLB of Pittsburgh were $332,770,000, as of June 30, 2003. The Banks also have unused federal funds lines of credit of $60,000,000 and non-pledged investment securities available for sale of $465,379,000 as of June 30, 2003.

Other Information

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

Effects of Inflation

Inflation has some impact on the Corporation and the Banks’ operating costs. Unlike many industrial companies, however, substantially all of the Banks’ assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation’s and the Banks’ performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

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

Branching

The Corporation’s subsidiaries currently plan to open at least one new branch. During the fourth quarter of 2003, Security National Bank plans to open a location in North Coventry Township, Chester County, Pennsylvania. This new branch site is contiguous to our current service area and was chosen to expand the Bank’s market area and market share of loans and deposits.

Item 3 – Qualitative and Quantitative Disclosures About Market Risk

In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest risk, through the operations of its banking subsidiaries. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, using policies and procedures approved by the Banks’ Boards of Directors, is responsible for managing the rate sensitivity position.

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided on pages 15 and 16 of this Form 10-Q.

Item 4 – Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Change in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

The following exhibits are being filed as part of this Report:

Exhibit No .	Description of Exhibits

(3.1)	Harleysville National Corporation Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) to the Corporation’s Registration Statement No. 33-65021 on Form S-4, as filed on
December 14, 1995.)

(3.2)	Harleysville National Corporation By-laws. (Incorporated by reference to Exhibit 3(b) to the
Corporation’s Registration Statement No. 33-65021 on Form S-4, as filed on December 14, 1995.)

(10.1)	Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by Reference to Exhibit
4.3 of Registrant’s Registration Statement No. 33-57790 on Form S-8, filed with the Commission on
October 1, 1993.)

(10.2)	Harleysville National Corporation Stock Bonus Plan. (Incorporated by Reference to Exhibit 99A of
Registrant’s Registration Statement No. 33-17813 on Form S-8, filed with the Commission on
December 13, 1996.)

(10.3)	Supplemental Executive Retirement Plan. (Incorporated by Reference to Exhibit 10.3 of
Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the
Commission on March 27, 1998.)

(10.4)	Walter E. Daller, Jr., Chairman, President and Chief Executive Officer’s employment agreement.

(Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the
Commission on March 25, 1999.)

(10.5)	Demetra M. Takes, President and Chief Operating Officer of Harleysville employment agreement.
(Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the
Commission on March 25, 1999.)

(10.7)	Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to
Registrant’s Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June
4, 1999.)

(10.8)	Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by
Reference to Registrant’s Registration Statement No. 333-79973 on Form S-8 filed with the
Commission on June 4, 1999.)

(11)	Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to page 4 of this Form 10-Q.

(31)	Section 302 Certification. Walter E. Daller, Jr., Chairman, President and Chief Executive Officer and Gregg J. Wagner, Executive Vice President and Chief Financial Officer.

(32)	Section 906 Certification. Walter E. Daller, Jr., Chairman, President and Chief Executive Officer and Gregg J. Wagner, Executive Vice President and Chief Financial Officer.

(b) Reports on Form 8-K

During the quarter ended June 30, 2003, the Registrant filed a Form 8-K containing the first quarter of 2003 earnings press release.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                SIGNATURES

                    HARLEYSVILLE NATIONAL CORPORATION

                     By:

                    Walter E. Daller, Jr., Chairman, President and Chief Executive Officer
                    (Principal executive officer)

                    By:

                    Gregg J. Wagner, Executive Vice President and Chief Financial Officer
                    (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No .	Description of Exhibits

(3.1)	Harleysville National Corporation Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) to the Corporation’s Registration Statement No. 33-65021 on Form S-4, as filed on
December 14, 1995.)

(3.2)	Harleysville National Corporation By-laws. (Incorporated by reference to Exhibit 3(b) to the
Corporation’s Registration Statement No. 33-65021 on Form S-4, as filed on December 14, 1995.)

(10.1)	Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by Reference to Exhibit
4.3 of Registrant’s Registration Statement No. 33-57790 on Form S-8, filed with the Commission on
October 1, 1993.)

(10.2)	Harleysville National Corporation Stock Bonus Plan. (Incorporated by Reference to Exhibit 99A of
Registrant’s Registration Statement No. 33-17813 on Form S-8, filed with the Commission on
December 13, 1996.)

(10.3)	Supplemental Executive Retirement Plan. (Incorporated by Reference to Exhibit 10.3 of
Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the
Commission on March 27, 1998.)

(10.4)	Walter E. Daller, Jr., Chairman, President and Chief Executive Officer’s employment agreement.
(Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the
Commission on March 25, 1999.)

(10.5)	Demetra M. Takes, President and Chief Operating Officer of Harleysville employment agreement.
(Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the
Commission on March 25, 1999.)

(10.7)	Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to
Registrant’s Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June
4, 1999.)

(10.8)	Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by
Reference to Registrant’s Registration Statement No. 333-79973 on Form S-8 filed with the
Commission on June 4, 1999.)

(11)	Computation of Earnings per Common Share. The information for this Exhibit is incorporated by
Reference to page 4 of this Form 10-Q.

(31)	Section 302 Certification. Walter E. Daller, Jr., Chairman, President and Chief Executive Officer and Gregg J. Wagner, Executive Vice President and Chief Financial Officer.

(32)	Section 906 Certification. Walter E. Daller, Jr., Chairman, President and Chief Executive Officer and Gregg J. Wagner, Executive Vice President and Chief Financial Officer.

