Form 10-Q
period 2003-09-30
HARLEYSVILLE NATIONAL CORP
filed 2003-11-14
CIK 702902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________
☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
Or
☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ___________ to __________

Commission file number 0-15237

___________________

(Exact name of registrant as specified in its charter)

___________________

Pennsylvania	23-2210237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

483 Main Street
Harleysville, Pennsylvania 19438
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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,837,780 shares of Common Stock, $1.00 par value, outstanding on November 10, 2003.

HARLEYSVILLE NATIONAL CORPORATION

INDEX TO FORM 10-Q REPORT

PAGE

Part I. Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets – September 30, 2003 and December 31, 2002	3

Consolidated Statements of Income – Nine Months and Three Months Ended Sept. 30, 2003 and 2002	4

Consolidated Statements of Shareholders’ Equity – Nine Months Ended September 30, 2003 and Year	5
Ended December 31, 2002

Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2003 and 2002	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	28

Item 2. Change in Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits and Reports on Form 8-K	28

Signatures	30

PART 1. FINANCIAL INFORMATION HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	(Unaudited)
(Dollars in thousands)	September 30, 2003	December 31, 2002

Assets
Cash and due from banks	$52,813	$62,177
Federal funds sold	88,500	33,500
Interest-bearing deposits in banks	4,463	8,410

Total cash and cash equivalents	145,776	104,087

Residential mortgage loans held for sale	21,288	-
Investment securities available for sale	895,126	949,056
Investment securities held to maturity	20,706	22,411
(fair value $22,365 and $23,650, respectively)
Total loans and leases	1,356,394	1,333,292
Less: Allowance for loan losses	(16,854)	(17,190)

Net loans	1,339,540	1,316,102

Bank premises and equipment, net	22,227	21,645
Accrued interest receivable	10,921	13,140
Net assets in foreclosure	893	390
Intangible assets, net	2,526	1,798
Bank-owned life insurance	50,013	48,631
Other assets	13,986	13,604

Total assets	$2,523,002	$2,490,864

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$283,886	$269,781
Interest-bearing:
Checking accounts	276,941	249,646
Money market accounts	490,341	488,944
Savings	217,969	202,003
Time, under $100,000	506,976	526,885
Time, $100,000 or greater	214,719	242,563

Total deposits	1,990,832	1,979,822
Accrued interest payable	20,761	21,991
U.S. Treasury demand notes	1,963	2,015
Long-term borrowings	168,750	162,750
Securities sold under agreements to repurchase	88,115	84,141
Guaranteed preferred beneficial interest in Corporation's
subordinated debentures	5,000	5,000
Other liabilities	28,703	28,939

Total liabilities	2,304,124	2,284,658

Shareholders' Equity:
Series preferred stock, par value $1 per share;
authorized 8,000,000 shares, none issued	-	-
Common stock, par value $1 per share; authorized 75,000,000
shares; issued and outstanding 24,655,569 shares at September
30, 2003 and 19,597,290 shares at December 31, 2002	24,656	19,597
Additional paid in capital	93,077	96,585
Retained earnings	109,990	94,677
Treasury stock, at cost: 822,633 shares in 2003
and 569,107 shares in 2002	(13,861)	(11,590)
Accumulated other comprehensive income	5,016	6,937

Total shareholders' equity	218,878	206,206

Total liabilities and shareholders' equity	$2,523,002	$2,490,864

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Dollars in thousands except weighted average number of common shares and per share information)	Nine months ended Sept 30,			Three months ended Sept 30,

	2003	2002		2003	2002

Interest Income:
Loans, including fees	$59,268	$63,793		$19,821	$21,012
Lease financing	5,097	6,476		1,517	2,188
Investment securities:
Taxable	12,931	20,827		3,387	6,555
Exempt from federal taxes	11,376	8,748		3,602	3,266
Federal funds sold	123	275		48	53
Deposits in banks	118	140		64	44

Total interest income	88,913	100,259		28,439	33,118

Interest Expense:
Savings deposits	6,030	8,923		1,585	3,081
Time, under $100,000	14,513	17,905		4,641	5,982
Time, $100,000 or greater	3,387	5,680		919	1,896
Borrowed funds	6,756	7,014		2,071	2,480

Total interest expense	30,686	39,522		9,216	13,439

Net interest income	58,227	60,737		19,223	19,679
Provision for loan losses	2,559	3,401		630	956

Net interest income after provision for loan losses	55,668	57,336		18,593	18,723

Other Operating Income:
Service charges	5,774	4,993		2,007	1,846
Security gains, net	6,449	3,193		359	719
Trust and investment services income	2,820	2,809		954	896
Bank-owned life insurance income	1,935	1,900		673	631
Income on life insurance	1,119	-		-	-
Other Income	4,325	4,188		1,259	1,349

Total other operating income	22,422	17,083		5,252	5,441

Net interest income after provision for loan losses
and other operating income	78,090	74,419		23,845	24,164

Other Operating Expenses:
Salaries, wages and employee benefits	23,655	22,631		7,938	7,550
Occupancy	2,846	2,902		941	844
Furniture and equipment	4,206	4,035		1,525	1,428
Prepayment fee	2,594	-		-	-
Other expenses	12,437	13,126		2,694	3,679

Total other operating expenses	45,738	42,694		13,098	13,501

Income before income tax expense	32,352	31,725		10,747	10,663
Income tax expense	5,991	7,121		1,952	2,250

Net income	$26,361	$24,604		$8,795	$8,413

Weighted average number of common shares:
Diluted	24,555,092	24,644,984	*	24,587,614	24,609,988*

Basic	23,793,891	23,926,895	*	23,812,431	23,891,899*

Net income per share information:
Diluted	$1.07	$1.00	*	$0.36	$0.34*

Basic	$1.11	$1.03	*	$0.37	$0.35*

Cash dividends per share	$0.464	$0.396	*	$0.160	$0.137*

* Adjusted for a five-for-four common stock split effective 9/15/03.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Harleysville National Corporation and Subsidiaries
(Unaudited)
(Dollars and share information in thousands)

Nine Months Ended September 30, 2003
	Common Stock

	Number of shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total		Comprehensive Income (Loss)

Balance, January 1, 2003	19,597	$19,597	$96,585	$94,677	$6,937	$(11,590)	$206,206	$
Stock options	130	130	1,415	-	-	-	1,545
Stock Dividends	4,929	4,929	(4,929)	-	-	-	-
Net income	-	-	-	26,361	-	-	26,361		26,361
Stock awards	-	-	6	-	-	-	6
Other comprehensive income,
net of reclassifications and tax	-	-	-	-	(1,921)	-	(1,921)		(1,921)
Purchases of Treasury stock	-	-	-	-	-	(2,271)	(2,271)
Cash dividends	-	-	-	(11,048)	-	-	(11,048)

Comprehensive income									$24,440

Balance, September 30, 2003	24,656	$24,656	$93,077	$109,990	$5,016	$(13,861)	$218,878

For the Year Ended December 31, 2002
	Common Stock

	Number of shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury	Total		Comprehensive Income

Balance, January 1, 2002	18,571	$18,571	$71,419	$100,171	$4,534	$(5,346)	$189,349	$
Stock options	94	94	1,166	-	-	-	1,260
Stock dividends	932	932	23,994	(24,942)	-	-	(16)
Stock awards	-	-	6	-	-	-	6
Net income	-	-	-	32,927	-	-	32,927		32,927
Other comprehensive income,
net of reclassifications and tax	-	-	-	-	2,403	-	2,403		2,403
Purchases of Treasury stock	-	-	-	-	-	(6,244)	(6,244)
Cash dividends	-	-	-	(13,479)	-	-	(13,479)

Comprehensive income									$35,330

Balance, December 31, 2002	19,597	$19,597	$96,585	$94,677	$6,937	$(11,590)	$206,206

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
Operating Activities:	2003	2002

Net Income	$26,361	$24,604
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	2,559	3,401
Depreciation and amortization	2,189	1,961
Net amortization of investment
securities discount/premiums	7,906	2,045
Deferred income taxes	(2,080)	(2,642)
Net realized security gains	(6,449)	(3,193)
Decrease (increase) in accrued income receivable	2,219	(1,589)
Net decrease in accrued interest payable	(1,230)	(4,976)
Net increase in intangible assets	(728)	(288)
Net increase in other assets	(382)	(599)
Net increase in other liabilities	2,655	3,877
Decrease in deferred cost, net	839	906
Write-down of other real estate owned	-	68

Net cash provided by operating activities	33,859	23,575

Investing Activities:
Proceeds from sales of investment securities available for sale	965,232	568,561
Proceeds, maturity or calls of investment securities held to maturity	754	3,408
Proceeds, maturity or calls of investment securities available for sale	522,035	184,988
Purchases of investment securities available for sale	(1,436,573)	(961,328)
Net increase in loans	(49,503)	(31,106)
Net increase in premises and equipment	(2,771)	(2,163)
Net increase in bank-owned life insurance	(1,382)	(1,900)
Proceeds from sales of other real estate	875	857

Net cash used by investing activities	(1,333)	(238,683)

Financing Activities:
Net increase in deposits	11,010	204,337
Net decrease in U.S. Treasury demand notes	(52)	(662)
Increase in FHLB borrowings	6,000	35,000
Increase in securities sold under agreement	3,973	4,844
Cash dividends	(11,048)	(9,480)
Repurchase of common stock	(2,271)	(4,118)
Stock options and stock awards	1,551	1,011

Net cash used by financing activities	9,163	230,932

Net increase in cash and cash equivalents	41,689	15,824
Cash and cash equivalents at beginning of period	104,087	82,624

Cash and cash equivalents at end of the period	$145,776	$98,448

Cash paid during the period for:
Interest	$31,917	$44,498

Income taxes	$7,400	$9,000

Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$1,378	$789

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), Citizens National Bank ("Citizens"), Security National Bank (“Security”) (collectively, the “Banks”), HNC Financial Company and HNC Reinsurance Company - as of September 30, 2003, the results of its operations for the nine and three month periods ended September 30, 2003 and 2002 and the cash flows for the nine month periods ended September 30, 2003 and 2002. This quarterly report refers to the Corporation’s subsidiary banks, collectively as “the banks.” We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto in the corporation's 2002 Annual Report on Form 10-K.

The results of operations for the nine and three-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Comprehensive income is the change in equity of a business enterprise, during a period, from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains (losses) on investment securities available for sale. The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax	Net of tax
September 30, 2003	Amount	Expense	amount

Unrealized gains on securities:
Unrealized holding gains
Arising during period	$3,494	$(1,222)	$2,272
Less reclassification for
adjustment for gains
realized in net income	6,449	(2,256)	4,193

Other comprehensive income, net	$(2,955)	$1,034	$(1,921)

	Before tax	Tax Benefit	Net of tax
September 30, 2002	Amount	(Expense)	amount

Unrealized gains on securities:
Unrealized holding losses
arising during period	$14,424	$(5,048)	$9,376
Less reclassification for
adjustment for gains
realized in net income	3,193	(1,117)	2,076

Other comprehensive income, net	$11,231	$(3,931)	$7,300

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

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 2,158,019 shares of common stock to key employees and directors. At September 30, 2003, 1,827,973 stock options had been granted under the stock option plans. The options have a term of ten years when issued and vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants at September 30, 2003 and September 30, 2002, respectively: dividend yield of 2.50% and 2.73%; expected volatility of 5.35% and 5.55%; risk-free interest rate of 2.77% and 3.89%; and an expected life of 7.18 years and 7.04 years.

The Corporation recently adopted, and is providing interim period disclosures under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Nine Months Ended
	September 30, 2003	September 30, 2002

Net Income
As reported	$26,361	$24,604
Less: Stock-based compensation cost determined
under fair value method for all awards	1,114	1,540

Proforma	$25,247	$23,064

Earnings per share (Diluted)
As reported	$1.07	$1.00
Proforma	$1.03	$0.94

Earnings per share (Basic)
As reported	$1.11	$1.03
Proforma	$1.06	$0.96

	Three Months Ended
	September 30, 2003	September 30, 2002

Net Income
As reported	$8,795	$8,413
Less: Stock-based compensation cost determined
under fair value method for all awards	371	513

Proforma	$8,424	$7,900

Earnings per share (Diluted)
As reported	$0.36	$0.34
Proforma	$0.34	$0.32

Earnings per share (Basic)
As reported	$0.37	$0.35
Proforma	$0.35	$0.33

Note 5 - The Corporation adopted FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has performance letters of credit. Performance letters of credit require the Corporation to make payments if the customer fails to perform certain non-financial contractual obligations. The Corporation previously did not record a liability when guaranteeing obligations unless it became probable that the Corporation would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Corporation issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2003 are $13,378 , 000 and they expire through December 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Note 6 – In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). On October 31, 2003, the FASB issued an Exposure Draft related to the consolidation of Variable Interest Entities, and the interpretation of FIN 46 (“FIN 46 Interpretation”). FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements, as amended by FASB Staff Position (FSP) 46-6, “Effective Date of FIN 46,” apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation is currently evaluating the impact that FIN 46 and FIN 46 Interpretation will have on its consolidated financial position and results of operations.

The Corporation has also evaluated the impact of FIN 46 on variable interest entities consolidated by the Corporation prior to the issuance of FIN 46. Management has determined that Harleysville Statutory Trust 1 qualifies as a variable interest entity under FIN 46. Harleysville Statutory Trust 1 issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. Harleysville Statutory Trust 1 holds, as its sole asset, subordinated debentures issued by the Corporation in 2001. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by Harleysville Statutory Trust 1 on the mandatorily redeemable preferred stock. Harleysville Statutory Trust 1 is currently included in the Corporation’s consolidated balance sheet and statements of income. Management believes that Harleysville Statutory Trust 1 should continue to be included in the Corporation’s consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities similar to Harleysville Statutory Trust 1 become available, management will reevaluate its conclusion that Harleysville Statutory Trust 1 should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

Note 7 - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on the Corporation’s current business operations, management expects that the provisions of SFAS No. 149 will not materially impact the Corporation’s financial condition, results of operations, or disclosures.

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

Note 9 – On October 15, 2003, the Corporation entered into a Definitive Agreement and Plan of Reorganization to acquire Millennium Bank. The acquisition is subject to regulatory approval and the approval of the Millennium shareholders. Upon completion of the acquisition, Millennium Bank will be merged into Harleysville National Bank, a wholly-owned subsidiary of the Corporation.

Note 10 – On September 15, 2003, the Corporation paid a five-for-four common stock split to shareholders of record as of September 2, 2003. On September 16, 2002, the Corporation paid a 5% stock dividend on its common stock to shareholders of record as of September 3, 2002. All prior period amounts were restated to reflect these stock dividends.

Note 11 – Certain prior period numbers have been reclassified to conform with current year presentation.

Item 2 .

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

The American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee has issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses . The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan , with certain exceptions. If adopted, the proposed SOP would apply to all creditors other than state and local governmental entities and federal governmental entities. The Corporation is currently reviewing the components of the proposed SOP and the impact it will have on its consolidated financial position and results of operations.

Overview

The Corporation earned record profits in the third quarter of 2003 and year-to-date 2003. Third quarter 2003 profits were 4.5% higher than the third quarter of 2002, and the 2003 year-to-date profits were 7.1% higher than the same period in 2002. Lower operating expenses, a reduction in the provision for loan losses, an increase in both deposit service charges and trust and investment services income contributed to the third quarter 2003 performance. Asset quality at September 30, 3003 also improved through a reduction in nonperforming loans, compared to both December 31, 2002 and September 30, 2002.

Third quarter 2003 diluted earnings per share of $.36 increased 5.9% over the third quarter 2002 diluted earnings per share of $.34. Third quarter basic earnings per share in 2003 of $.37 exceeded the third quarter 2002 basic earnings per share of $.35 by 5.7%. Third quarter 2003 net income of $8,795,000 increased 4.5% over the third quarter 2002 net income of $8,413,000. Net income for the first nine months of 2003 was $26,361,000, an 7.1% increase over the $24,604,000 for the comparable period in 2002. Diluted earnings per share of $1.07 were up 7.0% from the $1.00 in 2002. Basic earnings per share of $1.11 for the first nine months of 2003 were 7.8% higher than the $1.03 year-to-date September 30, 2002. The Corporation’s consolidated total assets were $2,523,002,000 at September 30, 2003, 2.1% above the September 30, 2002 level of $2,472,052,000.

For the nine months ended September 30, 2003, the annualized return on average shareholders’ equity and the annualized return on average assets were 16.32% and 1.44%, respectively. For the same period in 2002, the annualized return on average shareholders’ equity was 16.78% and the annualized return on average assets was 1.46%. Excluding accumulated other comprehensive income, the annualized return on average realized shareholders’ equity for the first nine months of 2003 and 2002 were 16.99% and 17.15%, respectively. For the three months ended September 30, 2003, the annualized return on average shareholders’ equity and the annualized return on average assets were 16.11% and 1.44%, respectively. For the same period in 2002, the annualized return on average shareholders' equity was 16.71% and the annualized return on average assets was 1.44%. Excluding accumulated other comprehensive income, the annualized return on average realized shareholders’ equity for the third quarters of 2003 and 2002 were 16.65% and 17.29%, respectively.

Asset quality continued to improve in this economy that is slowly beginning to strengthen, as reflected by the improvement in loan quality ratios at September 30, 2003. Nonperforming loans (nonaccruing loans and loans past due 90 days or more and still accruing interest) were .37% of total loans at September 30, 2003, compared to .47% at December 31, 2002 and .51% at September 30, 2002. The ratio of loan loss reserve to nonperforming loans was 326.5% at September 30, 2003, compared to 272.8% at December 31, 2002 and 248.2% at June 30, 2002. The annualized net loans charged-off to average loans was 0.39% during the third quarter of 2003, compared to 0.20% during the third quarter of 2002.

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

Net Interest Income and Related Assets and Liabilities

Net interest income for the first nine months of 2003 of $58,227,000 was $2,510,000 or 4.1% lower than the same period in 2002 net interest income of $60,737,000. The third quarter 2003 net interest income of $19,223,000 was $456,000 or 2.3% less than the net interest income earned in the same quarter of 2002. As shown in the table below, this decrease in net interest income was primarily the result of the lower net interest margin, partially offset by higher earning asset volumes. Interest income was lower in 2003 compared to 2002 as a result of the impact of lower interest rates and the effect of the growth in the investment portfolio outpacing the growth in the loan portfolio during this period. The yield earned on the investment portfolio is lower than the yield earned on the loan portfolio. The year-to-date and third quarter 2003 interest income was also impacted by the very high level of cash flow from mortgage refinance activity and accelerated premium amortization on mortgage backed securities. However, based on lower mortgage refinance applications received in August and September, refinance lending activity and related cash flows should slow in the fourth quarter. The lower interest income was partially offset by the decrease in interest expense related to the reduction in deposit and other borrowing rates.

The rate-volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the nine and three months ended September 30, 2003 over September 30, 2002 by their rate and volume components.

	Nine Months Ended September 30, 2003 Over/Under September 30, 2002			Three Months Ended September 30, 2003 Over/Under September 30, 2002

(In thousands)

	Total	Caused by:		Total	Caused by:

	Variance	Rate	Volume	Variance	Rate	Volume

Interest Income:
Securities *	$(3,833)	$(9,456)	$5,623	$(2,619)	$(3,031)	$412
Money market instruments	(173)	(179)	6	15	(53)	68
Loans *	(5,935)	(6,440)	505	(1,894)	(2,139)	245

Total	(9,941)	(16,075)	6,134	(4,498)	(5,223)	725

Interest Expense:
Savings deposits	(2,893)	(3,853)	960	(1,496)	(1,710)	214
Time deposits and certificates of deposit	(5,684)	(5,221)	(463)	(2,317)	(1,609)	(708)
Other borrowings	(258)	(788)	530	(409)	(461)	52

Total	(8,835)	(9,862)	1,027	(4,222)	(3,780)	(442)

Net Interest Income	$(1,106)	$(6,213)	$5,107	$(276)	$(1,443)	$1,167

*Tax Equivalent Basis

BALANCE SHEET ANALYSIS

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense, and key rates and yields.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL:

(Dollars in thousands)	Nine Months Ended Sept. 30, 2003			Nine Months Ended Sept. 30, 2002

	Average	Average		Average	Average
Assets	Balance	Rate	Interest	Balance	Rate	Interest

Investment securities:
Taxable investments	$613,133	2.81%	$12,931	$530,727	5.23%	$20,827
Nontaxable investments (1)	325,940	6.99	17,081	232,411	7.47	13,018

Total investment securities	939,073	4.26	30,012	763,138	5.91	33,845

Loans (1) (2)	1,342,174	6.47	65,173	1,331,766	7.12	71,108
Other rate-sensitive assets	27,258	1.18	241	26,568	2.08	415

Total earning assets	2,308,505	5.51	95,426	2,121,472	6.62	105,368

Noninterest-earning assets	132,359	-	-	126,634	-	-

Total assets	$2,440,864	5.21%	$95,426	$2,248,106	6.25%	$105,368

Liabilities And Shareholders' Equity
Deposits:
Demand	$260,712	-%	$-	$245,318	-%	-
Savings	938,308	0.86	6,030	788,937	1.51	8,923
Time	712,461	3.35	17,900	730,890	4.30	23,585

Total	1,911,481	1.67	23,930	1,765,145	2.46	32,508
Borrowings and other
Interest-bearing liabilities	262,483	3.43	6,756	241,883	3.87	7,014
Other liabilities	51,533	-	-	45,525	-	-

Total liabilities	2,225,497	1.84	30,686	2,052,553	2.57	39,522

Shareholders' equity	215,367	-	-	195,553	-	-

Total liabilities and shareholders' equity	$2,440,864	1.68	$30,686	$2,248,106	2.34%	39,522

Average effective rate on
interest-bearing liabilities	$1,913,252	2.14%	$30,686	$1,761,710	2.99%	39,522

Interest Income/Earning Assets	$2,308,505	5.51%	$95,426	$2,121,472	6.62%	105,368
Interest Expense/Earning Assets	$2,308,505	1.77	$30,686	$2,121,472	2.48	39,522

Effective Interest Differential		3.74%			4.14%

(Dollars in thousands)	Three Months Ended Sept. 30, 2003			Three Months Ended Sept. 30, 2002

Assets	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest

Investment securities:
Taxable investments	$589,321	2.30%	$3,388	$593,451	4.42%	$6,555
Nontaxable investments (1)	309,565	6.99	5,408	263,332	7.38	4,860

Total investment securities	898,886	3.91	8,796	856,783	5.33	11,415

Loans (1) (2)	1,354,394	6.38	21,604	1,339,041	7.02	23,498
Other rate-sensitive assets	45,285	0.99	112	17,822	2.18	97

Total earning assets	2,298,565	5.31	30,512	2,213,646	6.33	35,010

Noninterest-earning assets	138,198	-	-	128,579	-	-

Total assets	$2,436,763	5.01%	$30,512	$2,342,225	5.98%	$35,010

Liabilities And Shareholders' Equity
Deposits:
Demand	$278,267	-%	-	$242,568	-%	$-
Savings	940,436	0.67	1,585	813,328	1.52	3,081
Time	687,670	3.23	5,561	775,191	4.06	7,877

Total	1,906,373	1.50	7,146	1,831,087	2.39	10,958
Borrowings and other
Interest-bearing liabilities	260,383	3.18	2,071	253,855	3.91	2,481
Other liabilities	51,611	-	-	55,880	-	-

Total liabilities	2,218,367	1.66	9,217	2,140,822	2.51	13,439

Shareholders' equity	218,396	-	-	201,403	-	-

Total liabilities and shareholders' equity	$2,436,763	1.51%	$9,217	$2,342,225	2.30%	$13,439

Average effective rate on
interest-bearing liabilities	$1,888,489	1.95%	$9,217	$1,842,374	2.92%	$13,439

Interest Income/Earning Assets	$2,298,565	5.31%	$30,512	$2,213,646	6.33%	$35,010
Interest Expense/Earning Assets	$2,298,565	1.60	$9,217	$2,213,646	2.43	$13,439

Effective Interest Differential		3.71%			3.90%

(1) The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis.
(2) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans have not been included for purposes of determining interest income.

Taxable-equivalent net interest income was $64,740,000 for the first nine months of 2003, compared to $65,846,000 for the same period in 2002, a 1.7% or $1,106,000 decrease. The reduction in the taxable-equivalent net interest income was the result of the lower interest rate environment experienced during this time period and the higher growth in the investment portfolio, compared to loans. During the first nine months of 2003, the average investment portfolio represented 40.7% of total earning assets compared to 36.0% during the same period in 2002. Average total loans grew $10,408,000 compared to a $175,935,000 rise in average investments in the first nine months of 2003, compared to the first nine months of 2002. The growth in loans during 2003 was impacted by the planned declines in the indirect vehicle and auto leasing portfolios. The reduction in these portfolios was primarily related to the financing incentives offered by the vehicle manufacturers and the overall increased competition in this market segment. Net of these two products, average loans grew 9.1%, led by increases in both commercial related and home equity loans.

The year-to-date September 30, 2003 taxable-equivalent net interest income was lower than the same period in 2002 primarily due to a $9,941,000 reduction in interest income, which was partially offset by a decrease in interest expense of $8,835,000. The taxable-equivalent interest income decrease was the result of lower earning asset yields, in part offset by the higher volumes of earning assets. Average year-to-date earning assets grew $187,033,000, or 8.8% at September 30, 2003, compared to the same period in 2002. The yield earned on earning assets decreased 111 basis points from 6.62% in the first nine months of 2002 to 5.51% during the same period in 2003.

The year-to-date September 30, 2003 interest expense was $8,835,000 lower than the same period in 2002. This reduction is the result of a $9,862,000 decrease related to lower rates, partially offset by an increase of $1,027,000 associated with the higher deposit and other borrowing volumes. The average rate paid on interest bearing deposits and other borrowings of 2.14% during the first nine months of 2003 was 85 basis points lower than the 2.99% rate paid during the same period in 2002. The average balance of interest bearing deposits and other borrowings grew $151,542,000 or 8.6% in the first nine months of 2003, compared to the first nine months of 2002. Lower rate savings deposits, which include interest bearing checking accounts, savings accounts and money market accounts, accounted for $149,371,000 or 98.6% of the growth in interest bearing deposits and other borrowings. The average year-to-date higher rate time deposits decreased $18,429,000 or 2.5% during this period and other borrowings grew $20,600,000 or 8.5%. Other borrowings include federal funds purchased, Federal Home Loan Bank  (FHLB) borrowings, securities sold under agreements to repurchase, U. S. Treasury demand notes and junior subordinate deferrable interest debentures.

The taxable-equivalent net interest income during the third quarter of 2003 of $21,295,000 was $276,000 or 1.3% lower than the third quarter of 2002 net interest income. The $4,498,000 decrease in interest income was partially offset by a $4,222,000 reduction in interest expense. The yield earned on average earning assets during the third quarter of 2003 of 5.31% was 102 basis points lower than the 6.33% earned during the third quarter of 2002. The $42,103,000 growth in lower yielding investment securities outpaced the $15,353,000 growth in loans. The rate paid on average deposits and other borrowings of 1.95% during the third quarter of 2003 was 97 basis points lower than the 2.92% rate paid during the third quarter of 2002. Lower rate average savings deposits grew $127,108,000 and higher rate average time deposits decreased $87,521,000. Other borrowings increased $6,528,000 during this period.

Net Interest Margin

The net interest margins for the nine-month periods ending September 30, 2003 and September 30, 2002 were 3.74% and 4.14%, respectively. The third quarter 2003 and 2002 net interest margins were 3.71% and 3.90%, respectively. The third quarter 2003 net interest margin was higher than the first quarter of 2003 and fourth quarter of 2002 net interest margins of 3.68% and 3.64%, respectively. The second quarter of 2003 net interest margin of 3.82% was 11 basis points higher than the third quarter of 2003 net interest margin.

During 2003, the Corporation continued to manage its balance sheet in an effort to position it for the longer term. The Corporation entered into two interest-rate swaps with a notional value totaling $20.0 million during the first quarter of 2003. The purpose of these transactions was to fix the rate on variable rate money market accounts in an effort to reduce interest rate risk within a rising rate environment. During the second quarter of 2003, the Corporation paid off $29 million of Federal Home Loan Bank borrowings prior to their scheduled maturity dates. These borrowings carried rates over 6%. While the decline in the net interest margin impacted earnings during the third quarter of 2003, we have positioned the balance sheet to benefit from rising interest rates once the economy begins to improve.

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

The Corporation entered into two interest-rate swaps with a notional value totaling $20.0 million and a negative fair value of $145,000 at September 30, 2003. The purpose of these transactions is to fix the rate on variable rate money market accounts in an effort to reduce interest rate risk within a rising rate environment.

The Corporation uses three principal reports to measure interest rate risk: asset/liability simulation reports; gap analysis reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks. The results of the September 30, 2003 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates are shocked up 300 basis points, but is outside of guidelines when rates are shocked down over 200 basis points.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities.

(Dollars in thousands)
				Asset/Liability Approved Percent Change
	Market Value of Equity	Change in Market Value of Equity	Percentage Change

+ Basis Points	342,082	5,848	1.74%	+/- 45%
+ Basis Points	352,568	16,334	4.86%	+/- 30%
+ Basis Points	349,870	13,636	4.06%	+/- 15%
Flat Rate	336,234	-	0.00%
-100 Basis Points	307,507	(28,727)	-8.54%	+/- 15%
-200 Basis Points	284,692	(51,542)	-15.33%	+/- 30%
-300 Basis Points	255,209	(81,025)	-24.10%	+/- 45%

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

For the first nine months of 2003 the provision for loan losses was $2,559,000, compared to $3,401,000 for the same period in 2002. This reduction in the provision for loan losses is reflective of the improvement in key loan quality related ratios. The ratio of the allowance for loan losses to nonperforming loans and leases for September 30, 2003 of 326.5% was higher than the December 31, 2002, and the September 30, 2002, ratios of 272.8% and 248.2%, respectively. The ratio of nonperforming loans and leases to total loans and leases was 0.37% at September 30, 2003, compared to 0.47% and 0.51% at December 31, 2002 and September 30, 2002, respectively. Net loans charged off was $2,895,000 for the nine months ended September 30, 2003, compared to $1,820,000 for the nine months ended September 30, 2002. The increase in the 2003 net charged off loans are related to commercial and industrial loans.

Allowance for Loan Losses

A summary of the allowance for loan losses is as follows:

(Dollars in thousands)	September 30,
	2003	2002

Average loans	$1,342,174	$1,331,766

Allowance, beginning of period	$17,190	$15,558

Loans charged off:
Commercial and industrial	473	91
Consumer	1,568	1,985
Real estate	1,193	323
Lease financing	371	396

Total loans charged off	3,605	2,795

Recoveries:
Commercial and industrial	16	105
Consumer	544	642
Real estate	71	157
Lease financing	79	71

Total recoveries	710	975

Net loans charged off	2,895	1,820

Provision for loan losses	2,559	3,401

Allowance, end of period	$16,854	$17,139

Ratio of net charge offs to average loans outstanding (annualized)	0.29%	0.18%

Analysis of Credit Risk	September 30,	December 31,	September 30,

(Dollars in thousands)	2003	2002	2002

Non-accrual loan and leases	$3,962	$5,109	$5,325
Loans and leases 90 days past due	1,200	1,193	1,580

Total nonperforming loans and leases	5,162	6,302	6,905
Net assets in foreclosure	893	390	473

Total nonperforming assets	$6,055	$6,692	$7,378

Allowance for loan and lease losses to
nonperforming loans and leases	326.5%	272.8%	248.2%
Nonperforming loans and leases to total
total loans and leases	0.37%	0.47%	0.51%
Allowance for loan and lease losses
to total loans and leases	1.22%	1.29%	1.28%
Nonperforming assets
to total assets	0.24%	0.27%	0.30%

The following table sets forth an allocation of the allowance for loan losses by loan category:

	September 30, 2003

(Dollars in thousands)	Amount	Percent of Loans

Commercial and industrial	$4,605	27%
Consumer loans	5,596	33%
Real estate	5,837	35%
Lease financing	816	5%

Total	$16,854	100%

Nonperforming assets (nonaccruing loans, loans 90 days past due and net assets in foreclosure) were 0.24% of total assets at September 30, 2003 and 0.27% and 0.30% at December 31, 2002 and September 30, 2002, respectively. The ratio of the allowance for loan losses to loans at September 30, 2003 of 1.22% was lower than the December 31, 2002 ratio of 1.29% and the September 30, 2002 ratios of 1.28.%.

Nonaccruing loans at September 30, 2003 of $3,962,000, decreased $1,147,000 from the December 31, 2002 level of $5,109,000, and decreased $1,363,000 from the September 30, 2002 level of $5,325,000. The decrease in nonaccruing loans at September 30, 2003, compared to both December 31, 2002 and September 30, 2002 was primarily the result of decreases in commercial real estate, commercial and consumer loans.

Net assets in foreclosure were $893,000 as of September 30, 2003, an increase of $503,000 from the December 31, 2002 balance of $390,000. During the first nine months of 2003, transfers from loans to assets in foreclosure were $1,378,000, payments on foreclosed properties were $875,000. There were no write-downs of assets in foreclosure during this period . The loans transferred to assets in foreclosure included vehicle leases of $539,000, equipment leases of $204,000, $163,000 of consumer loans and $473,000 of commercial loans. The balance of net assets in foreclosure at September 30, 2002 was $472,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of September 30, 2003, loans past due 90 days or more and still accruing interest were $1,200,000 compared to $1,193,000 as of December 31, 2002 and $1,580,000 as of September 30, 2002. The increase in loans past due 90 days at September 30, 2003, compared to December 31, 2002 was due to an increase in consumer loans past due 90 days or more. The reduction from September 30, 2002 is the result of the lower level of commercial real estate loans and commercial loans past due 90 days or more.

The following information concerns impaired loans:
	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Impaired Loans	$2,016,000	$3,153,000	$3,015,000

Average year-to-date impaired loans	$2,322,000	$2,836,000	$2,909,000

Impaired loans with specific loss allowances	$2,016,000	$3,153,000	$3,015,000

Loss allowances reserved on impaired loans	$233,000	$329,000	$298,000

Year-to-date income recognized on impaired loans	$45,000	$186,000	$93,000

The Banks’ policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks. The Banks will not recognize income if these factors do not exist.

Other Operating Income

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)

Service charges	$5,774	$4,993	$2,007	$1,846
Security gains, net	6,449	3,193	359	719
Trust and investment services income	2,820	2,809	954	896
Bank-owned life insurance income	1,935	1,900	673	631
Income on Life Insurance	1,119	-	-	-
Other income	4,325	4,188	1,259	1,349

Total other operating income	$22,422	$17,083	$5,252	$5,441

In the nine months ending September 30, 2003, other operating income of $22,422,000 increased $5,339,000, or 31.3%, from $17,083,000 for the same period in 2002. This rise in other operating income is primarily the result of increases in security gains and income on life insurance of $3,256,000 and $1,119,000, respectively. Net of security gains and income on life insurance, other operating income grew $964,000 or 6.9%. All other operating income categories contributed to this growth. In the third quarter of 2003, other operating income was $189,000 or 3.5% lower than the third quarter of 2002 as a result of lower security gains. Net of security gains, third quarter 2003 other operating income increased $171,000 or 3.6%, compared to the same period in 2002. The increase is primarily the result of higher fees related to deposits, trust and investment services, and bank-owned life insurance.

Service charges grew $781,000 or 15.6% in the first nine months of 2003, compared to the same period in 2002. This rise is the result of management’s continued effort to institute equitable fees for services performed and to closely manage the collection of these fees. The growth in overdraft fees during the first nine months of 2003 contributed $622,000 of this increase. The remaining increase is related to the fees associated with the 15.9% growth in average fee generating deposit balances.

The Corporation recorded net security gains on the sale of securities available for sale of $6,449,000 in the first nine months of 2003, compared to $3,193,000 during the same period in 2002. The net security gains were $359,000 in the third quarter of 2003 and $719,000 in the third quarter of 2002. The Corporation sold the investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments.

Income from the Investment Management and Trust Services Division increased $11,000 from $2,809,000 at September 30, 2002 to $2,820,000 at September 30, 2003. The 2003 third quarter Investment Management and Trust Services Division experienced a $58,000, or 6.5% increase in income, compared to the third quarter of 2002. These increases were the result of both the growth in trust assets and the higher market value of trust assets experienced during 2003, compared to 2002.

The Corporation’s bank owned life insurance (BOLI) income increased $35,000 or 1.8% during the first nine months of 2003, compared to the same period in 2002. BOLI involves the purchase of life insurance by the Corporation on a chosen group of employees. The corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income.

Other income for the first nine months of 2003 increased $137,000 or 3.3%, compared to the same period in 2002. This increase was primarily associated with larger gains on the sale of residential mortgages, partially offset with lower income generated by HNC Reinsurance Company. The year-to-date gain on the sale of residential mortgages was $1,167,000 in 2003, compared to $639,000 in the same period in 2002. The third quarter of 2003 other income was $90,000 lower than the same period in 2002, as a result of lower HNC Reinsurance Company income and a reduction in gains on the sale of residential mortgages.

Other Operating Expenses

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

	(Dollars in thousands)		(Dollars in thousands)

Salaries	$19,497	$18,050	$6,596	$6,206
Employee benefits	4,158	4,581	1,342	1,344
Occupancy	2,846	2,902	941	844
Furniture and equipment	4,206	4,035	1,525	1,428
Prepayment fee	2,594	-	-	-
Other expenses	12,437	13,126	2,694	3,679

Total other operating expenses	$45,738	$42,694	$13,098	$13,501

The first nine months of 2003 other operating expenses of $45,738,000 increased $3,044,000 or 7.1% from $42,694,000 for the same period in 2002. This rise was principally due to a $2,594,000 prepayment fee related to paying off FHLB borrowings prior to their scheduled maturity date during the second quarter of 2003. Net of this prepayment fee, the year to date other operating expenses grew $450,000 or 1.1%. This rise was the result of higher salary and furniture and equipment expenses, partially offset by lower employee benefits, occupancy expenses and other expenses. The third quarter 2003 other operating expenses decreased $403,000 or 3.0% from the third quarter of 2002. This reduction in expenses was primarily due to lower other expenses.

Employee salaries increased $1,447,000 or 8.0% from $18,050,000 for the first nine months of 2002 to $19,497,000 for the same period in 2003. This increase reflects cost of living increases, merit increases and additional staff necessitated by the growth of the Banks. Employee benefits of $4,158,000 expensed in the first nine months of 2003, were $423,000 or 9.2% lower than the $4,581,000 of employee benefits expensed during the same period in 2002. The decrease in employee benefits is the result of lower pension expense experienced during the first nine months of 2003, compared to the first nine months of 2002. The third quarter 2003 salary expense was 6.3% higher than the third quarter of 2002. Employee benefits were $2,000 lower in the third quarter of 2003, compared to the third quarter of 2002.

Net occupancy expense decreased $56,000 or 1.9%, from $2,902,000 in the first nine months of 2002 to $2,846,000 in the first nine months of 2003. This decrease was due to a $365,000 expense related to a branch closure during the first quarter of 2002. Net of the branch closure expense, occupancy expenses grew $309,000 or 12.2% during the first nine months of 2003, compared to the same period in 2002. This increase was primarily the result of the increase in snow removal expenses associated with the harsh winter of 2003 and higher rent expense. The third quarter of 2003 occupancy expense grew 11.5%, compared to the third quarter of 2002. Furniture and equipment expense increased $171,000 or 4.3%, during the first nine months of 2003, compared to the same period in 2002. The third quarter of 2003 furniture and equipment expenses grew 6.8% over the third quarter of 2002. Both of these increases were related to higher depreciation and maintenance expenses.

Other expenses decreased $689,000, or 5.2%, from $13,126,000 in the first nine months of 2002, compared to $12,437,000 in other expenses recorded during the same period in 2003. This decrease was largely due to the $889,000 reduction in expenses related to HNC Reinsurance Company and the net increase in the market value of mortgage servicing rights of $373,000. Net of these expense reductions, other expenses increased $573,000 or 4.6% during this period, primarily due to an increase in the off-lease vehicle residual reserve expense.  The year-to-date off-lease vehicle residual reserve expense in 2003 was $2,600,000 compared to $2,227,000 in 2002.  The $2,600,000 year-to-date 2003 off-lease vehicle reserve expense was posted entirely during the first six months of 2003.

The 2003 third quarter other expenses decreased 26.8%, compared to the third quarter of 2002, due to lower off-lease vehicle residual reserve expense, HNC Reinsurance Company expenses and the increase in the market value of mortgage servicing rights. Net of these reductions, other expenses grew 14.2% as a result of higher deferred compensation and marketing expenses. As a result of lower than projected off-lease vehicle residual losses experienced during the third quarter of 2003, the Corporation did not add to the off-lease vehicle residual reserve during the quarter. The lower third quarter losses were a result of enhanced processes to remarket the off-lease vehicles and an improvement in the value of used vehicles.  The third quarter of 2002 off-lease vehicle reserve expense was $500,000.  The Corporation reviews the off-lease vehicle residual reserve expense on a quarterly basis.

Income Taxes

Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans.

Balance Sheet Analysis

Total assets increased $32,138,000, or 1.3%, from $2,490,864,000 at December 31, 2002 to $2,523,002,000 at September 30, 2003. This increase in assets was the result of a $41,689,000 increase in cash and cash equivalents, a $23,102,000 growth in loans and a $21,288,000 rise in residential mortgages held for sale. These increases were partially offset by a decrease in investment securities available for sale.

The balance of securities available for sale at September 30, 2003 of $895,126,000 decreased $53,930,000 compared to the December 31, 2002 balance of $949,056,000. During the first nine months of 2003, $965,232,000 of securities available for sale was sold which generated a pretax gain of $6,449,000. In comparison, $568,561,000 securities available for sale were sold during the same period in 2002 to generate a pretax gain of $3,193,000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments. The balance of investment securities held to maturity decreased $1,705,000 during the first nine months of 2003. Total loans and residential mortgage loans held for sale grew $44,390,000 or 3.3% through September 30, 2003. This growth was primarily due to increases in both commercial related loans and home equity loans, partially offset by lower indirect vehicle financing and vehicle leases. The loan growth net of both the indirect vehicle and vehicle leasing portfolios was 8.4% during this period.

Total deposits increased $11,010,000, or 0.6% from $1,979,822,000 at December 31, 2002 to $1,990,832,000 at September 30, 2003. During this period, core deposits grew $58,763,000 or 4.9% and certificates of deposits decreased $47,753,000 or 6.2%. The reduction in certificates of deposits was due to a planned run-off of higher costing deposits and the increase in core deposits (noninterest-bearing checking, interest-bearing checking, money market accounts and savings accounts) was the result of the strategy to increase lower costing funding. The September 30, 2003 total core deposit balances grew 11.0%, compared to the September 30, 2002 total core deposits.

Other borrowings increased $9,922,000 or 3.9% during the first nine months of 2003. This increase was the result of a $6,000,000 rise in long-term FHLB borrowings and a $3,974,000 increase in securities sold under agreement to repurchase, offset by lower U.S. Treasury demand notes of $52,000. Other borrowings grew $8,826,000 at September 30, 2003, compared to September 30, 2002. This growth was primarily in long-term FHLB borrowings.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending September 30, 2003 was $218,878,000, an increase of $12,672,000 over the end of 2002. The increase is the result of the retention of the Corporation's earnings, partially offset by a decrease in accumulated other comprehensive income and by the purchase of treasury stock during the first nine months of 2003. The accumulated other comprehensive income at September 30, 2003 was a gain of $5,016,000, compared to a gain of $6,937,000 at December 31, 2002. The corporation purchased $2,271,000 of treasury stock during the first nine months of 2003. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars in thousands)
			For Capital Adequacy Purposes
As of September 30, 2003	Actual

	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$236,959	13.49%	$140,518	8.00%
Harleysville National Bank	144,512	11.17%	103,491	8.00%
Citizens National Bank	39,648	12.85%	24,682	8.00%
Security National Bank	18,110	12.89%	11,235	8.00%
Tier 1 Capital (to risk weighted assets):

Corporation	$218,535	12.44%	$70,259	4.00%
Harleysville National Bank	133,661	10.33%	51,746	4.00%
Citizens National Bank	35,791	11.60%	12,341	4.00%
Security National Bank	16,350	11.64%	5,618	4.00%
Tier 1 Capital (to average assets):

Corporation	$218,535	8.97%	$97,457	4.00%
Harleysville National Bank	133,661	7.65%	69,848	4.00%
Citizens National Bank	35,791	7.52%	19,043	4.00%
Security National Bank	16,350	8.21%	7,963	4.00%

	To Be Well Capitalized Under Prompt Corrective Action Provision

	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$ -	-
Harleysville National Bank	129,364	10.00%
Citizens National Bank	30,852	10.00%
Security National Bank	14,044	10.00%
Tier 1 Capital (to risk weighted assets):

Corporation	$-	-
Harleysville National Bank	77,619	6.00%
Citizens National Bank	18,511	6.00%
Security National Bank	8,427	6.00%
Tier 1 Capital (to average assets):

Corporation	$-	-
Harleysville National Bank	87,310	5.00%
Citizens National Bank	23,804	5.00%
Security National Bank	9,953	5.00%

(Dollars in thousands)
			For Capital Adequacy Purposes
As of December 31, 2002	Actual
	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$222,217	13.38%	$132,866	8.00%
Harleysville National Bank	133,945	11.16%	96,034	8.00%
Citizens National Bank	37,125	12.01%	24,722	8.00%
Security National Bank	17,033	12.60%	10,814	8.00%
Tier 1 Capital (to risk weighted assets):

Corporation	$203,896	12.28%	$66,433	4.00%
Harleysville National Bank	122,990	10.25%	48,017	4.00%
Citizens National Bank	33,258	10.76%	12,361	4.00%
Security National Bank	15,338	11.35%	5,407	4.00%
Tier 1 Capital (to average assets):

Corporation	$203,896	8.19%	$99,640	4.00%
Harleysville National Bank	122,990	6.88%	71,493	4.00%
Citizens National Bank	33,258	6.91%	19,255	4.00%
Security National Bank	15,338	7.77%	7,896	4.00%

	To Be Well Capitalized Under Prompt Corrective Action Provision

	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$-	-
Harleysville National Bank	120,043	10.00%
Citizens National Bank	30,903	10.00%
Security National Bank	13,517	10.00%
Tier 1 Capital (to risk weighted assets):

Corporation	$-	-
Harleysville National Bank	72,026	6.00%
Citizens National Bank	18,542	6.00%
Security National Bank	8,110	6.00%
Tier 1 Capital (to average assets):

Corporation	$-	-
Harleysville National Bank	89,366	5.00%
Citizens National Bank	24,069	5.00%
Security National Bank	9,869	5.00%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders’ equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 2003, the Corporation’s Tier 1 risk-adjusted capital ratio was 12.44% , and the total risk-adjusted capital ratio was 13.49%, both well above the regulatory requirements. The risk-based capital ratios of each of the Corporation’s commercial banks also exceeded regulatory requirements at September 30, 2003.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 8.97% at September 30, 2003 and 8.19% at December 31, 2002.

The year-to-date September 30, 2003 cash dividend per share of $.464 was 17.2% higher than the cash dividend for the same period in 2002 of $.396. The dividend payout ratio for the first nine months of 2003 was 41.9%, compared to 40.9% for the twelve month period ended December 31, 2002. Activity in both the Corporation’s dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first nine months of 2003.

Liquidity

Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model’s projection of potential sources and uses of funds for the next 120 days. The resulting projections as of September 30, 2003 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. Unused lines of credit at the FHLB of Pittsburgh were $314,119,000, as of September 30, 2003. The Banks also have unused federal funds lines of credit of $60,000,000 and non-pledged investment securities available for sale of $403,727,000 as of September 30, 2003.

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

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided on pages 16 and 17 of this Form 10-Q.

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

Item 5.   Other Information

    None

Item 6.   Exhibits and Reports on Form 8-K

    The following exhibits are being filed as part of this Report:

Exhibit No.    Description of Exhibits

(2)           Agreement and Plan of Merger dated October 15, 2003, by and among Harleysville National Corporation,
        Harleysville National Bank and Trust Company and Millenium Bank.

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
 Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the
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

(31)  Section 302 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and
Gregg J. Wagner, Executive Vice President and Chief Financial Officer.

(32)   Section 906 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and
Gregg J. Wagner, Executive Vice President and Chief Financial Officer.

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, the Registrant filed a Form 8-K containing the second quarter of 2003 earnings press release.

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

Walter E. Daller, Jr., Chairman, President and Chief Executive Officer
(Principal executive officer)

Gregg J. Wagner, Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.    Description of Exhibits

(2)           Agreement and Plan of Merger dated October 15, 2003, by and among Harleysville National Corporation,
        Harleysville National Bank and Trust Company and Millenium Bank.

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
Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the
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

(31)  Section 302 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and
Gregg J. Wagner, Executive Vice President and Chief Financial Officer.

(32)   Section 906 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and
Gregg J. Wagner, Executive Vice President and Chief Financial Officer.

