Form 10-K
period 2003-12-31
HARLEYSVILLE NATIONAL CORP
filed 2004-03-05
CIK 702902

QuickLinks -- Click here to rapidly navigate through this document

2003 ANNUAL REPORT
ON FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-15237

Harleysville National Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2210237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

483 Main Street, Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

(215) 256-8851
Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: N/A

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value
Title of Class

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

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

$586,042,000 as of February 25, 2004

        Indicate the number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date.

23,971,006 shares of Common Stock, $1 par value per share,
were outstanding as of February 25, 2004

DOCUMENTS INCORPORATED BY REFERENCE:

1.
Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II of this report.

2.
Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 13, 2004 are incorporated by reference into Part III of this report.

HARLEYSVILLE NATIONAL CORPORATION

Index

Form 10-K Cross Reference Sheet of Material Incorporated by Reference

        The following table shows the location in this Annual Report on Form 10-K or the accompanying Proxy Statement of the information required to be disclosed by the United States Securities and Exchange Commission ("SEC") in Form 10-K. Where indicated below, information has been incorporated by reference in this Report from the Proxy Statement. Other portions of the Proxy Statement are not included in this Report. This Report is not part of the Proxy Statement. References are to pages in this report unless otherwise indicated.

	Item of Form 10-K	Location
PART I.
Item 1.	Business
"Forward-Looking Statements" on page 4 and "Business" on page 28 and "Item 1. History and Business" on page 58. "Additional Information" in proxy statement on page 29 is information on our website and filings.
Item 2.	Properties	"Properties" on page 63.
Item 3.	Legal Proceedings	"Legal Proceedings" on page 64.
Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2003.
PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	"Market Information" on page 23.
Item 6.	Selected Financial Data	"Consolidated Summary of Operations" on page 5.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	"Forward-Looking Statements" on page 4, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 23.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	"Interest Rate Sensitivity Analysis" on pages 18 through 20.
Item 8.	Financial Statements and Supplementary Data	Pages 24 through 56.
Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
Not applicable. During the past two years or any Subsequent period there has been no change in or reportable disagreement with the certifying Accountants for Harleysville National Corporation or any of its subsidiaries.
Item 9A.	Controls and Procedures	Page 64.

PART III.
Item 10.	Directors and Executive Officers of the Registrant
Information regarding Directors is included in the Proxy Statement on pages 13 through 15. Information regarding executive officers is included under the caption "Executive Officers" on page 65 of this Report.
Item 11.	Executive Compensation	Information regarding executive compensation is included in the Proxy Statement on pages 16 through 25.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters	Information regarding security ownership of certain beneficial owners and management is included in the Proxy Statement on page 12.
Item 13.	Certain Relationships and Related Transactions	Information regarding certain relationships and related transactions is included in the Proxy Statement on Page 22 and on page 41 of this Form 10-K.
Item 14.	Principal Accountant Fees and Services	Information regarding principal accounting fees and services is included in the proxy statement on page 27.
PART IV.
Item 15.	Exhibits, Financial Statement Schedules, And Reports on Form 8-K	Pages 66, 67 and 69.
Signatures		Signatures on page 68

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SUMMARY OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except per share data and average shares outstanding)	2003	2002	2001	2000	1999
Income and expense
Interest income	$119,200	$132,630	$138,679	$131,811	$114,167
Interest expense	40,079	52,610	64,937	65,774	50,649

Net interest income	79,121	80,020	73,742	66,037	63,518
Provision for loan losses	3,200	4,370	3,930	2,312	2,153

Net interest income after provision for loan losses	75,921	75,650	69,812	63,725	61,365
Noninterest income	27,638	22,523	22,225	12,206	10,535
Noninterest expense	59,629	56,297	55,043	44,677	41,976

Income before income tax expense	43,930	41,876	36,994	31,254	29,924
Income tax expense	8,597	8,949	8,174	5,650	6,686

Net income	$35,333	$32,927	$28,820	$25,604	$23,238

Per Share*
Diluted earnings	$1.44	$1.34	$1.17	$1.05	$0.95
Basic earnings	1.48	1.38	1.20	1.05	0.95
Cash dividends paid	0.654	0.564	0.495	0.432	0.392
Diluted average shares outstanding	24,624,063	24,625,609	24,623,705	24,358,091	24,373,758
Basic average shares outstanding	23,804,813	23,902,223	24,026,568	24,330,288	24,342,668
Average balance sheet
Loans	$1,354,127	$1,333,300	$1,264,750	$1,166,684	$1,031,055
Investments	950,225	823,004	660,983	562,508	515,006
Other interest-earning assets	28,782	25,411	19,228	9,876	20,133
Total assets	2,466,070	2,309,422	2,058,738	1,843,525	1,639,041
Deposits	1,927,899	1,808,390	1,599,515	1,436,781	1,267,936
Guaranteed preferred beneficial interest in Corporation's subordinated debentures	5,000	5,000	4,204	—	—
Other interest-bearing liabilities	265,325	242,221	222,043	218,811	194,887
Shareholders' equity	216,846	198,373	182,178	154,547	148,636
Balance sheet at year-end
Loans	$1,408,391	$1,333,292	$1,316,609	$1,212,055	$1,118,816
Investments	924,874	971,467	732,470	601,460	530,895
Other interest-earning assets	38,551	41,910	19,650	3,507	13,837
Total assets	2,510,939	2,490,864	2,208,971	1,935,213	1,767,667
Deposits	1,979,081	1,979,822	1,746,862	1,489,050	1,341,437
Guaranteed preferred beneficial interest in Corporation's subordinated debentures	5,000	5,000	5,000	—	—
Other interest-bearing liabilities	250,056	248,906	210,820	231,388	251,597
Shareholders' equity	227,053	206,206	189,349	173,536	146,663

*
Adjusted for a five-for-four common stock split effective 9/15/03, a 5% stock dividend effective 9/16/02, 11/9/00 and 9/30/99, and a 100% stock dividend effective 8/10/01

HARLEYSVILLE NATIONAL CORPORATION

        The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Harleysville National Corporation (the Corporation), Harleysville National Bank and Trust Company, Citizens National Bank, Security National Bank (the Banks), HNC Financial Company and HNC Reinsurance Company. The Corporation's consolidated financial condition and results of operations consist almost entirely of the Banks' financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

Critical Accounting Policies

        The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) applicable to banks. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform with the previous year's financial statements to the current year's presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates.

        The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

        The Corporation accounts for income taxes under the liability method whereby deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts, resulting in differences between assets and liabilities for financial statement and tax return purposes, are the allowance for loan losses, leased assets, deferred loan fees and compensation.

Introduction

        The Corporation achieved its 28th consecutive year of record earnings in 2003. Net income in 2003 exceeded 2002 net income by 7.3%. This increase in earnings was driven by a 6.9% growth in average earning assets and our persistent focus on controlling expenses. The increase in net income was also due to the gains on the sale of investments, and an increase in both deposit service charges and gains on the sale of residential mortgages. Asset quality at December 31, 2003, also improved through a reduction in nonperforming loans, compared to December 31, 2002.

        The Corporation's net income of $35,333,000 in 2003, increased 7.3% compared to the $32,927,000 reported in 2002. Diluted earnings of $1.44 per share in 2003 increased 7.5% from $1.34 in 2002. Basic earnings per share in 2003 were $1.48 compared to $1.38 in 2002, a 7.2% increase. Net interest income decreased $899,000, as a result of the continued pressures of interest rates reaching 45-year lows. The Corporation saw an improvement in the net interest margin during the fourth quarter of 2003, compared to the fourth quarter of 2002. Other operating income of $19,906,000 earned in 2003, net of gains on sales of investment securities and income on life insurance, increased $858,000, or 4.5%, compared to 2002, primarily due to both higher service charges and gains on the sale of residential mortgage loans. The 2003 other operating expense, net of a $2.6 million Federal Home Loan Bank

(FHLB) borrowing prepayment fee, grew only 1.3% compared to 2002. The ratio of overhead expenses to average assets was 2.42% as of December 31, 2003, improved from 2.44% at December 31, 2002. The 2003 ratio was well below our peer ratio of 3.05% at September 30, 2003.

        The quality of the loan portfolio is a key focus of the Corporation. Loan quality performance ratios at December 31, 2003 reflect the improvement in loan quality, compared to 2002. The ratio of the allowance for loan losses to nonperforming loans and leases of 371.7% at December 31, 2003, improved from the December 31, 2002 and December 31, 2001 ratios of 272.8% and 187.9%, respectively. The ratio of nonperforming loans and leases to total loans outstanding at December 31, 2003 was 0.32%, compared the December 31, 2002 and December 31, 2001 ratios of 0.47% and 0.63%, respectively.

Interest-Earning Assets and Interest-Bearing Liabilities

        Average interest-earning assets of $2,333,134,000 in 2003, increased $151,419,000, or 6.9%, compared to $2,181,715,000 in 2002. The growth in average earning assets was primarily due to the increase in the average investment portfolio. During 2003, the average balance of investments increased $127,221,000, or 15.5%, the average loan portfolio grew $20,827,000, or 1.6% and average other earning assets grew $3,371,000, or 13.3%. Total loans at December 31, 2003 grew 5.7%, compared to the December 31, 2002 balance as a result of stronger loan growth during the last two quarters of 2003. Average interest-earning assets were $1,944,961,000 in 2001.

        Average interest-bearing liabilities totaled $1,932,825,000 in 2003, an increase of $114,893,000, or 6.3%, compared to 2002. This increase was primarily the result of the efforts of the Corporation to grow core deposits. Average interest bearing core deposits grew $131,068,000, or 15.9% in 2003. Higher costing average time deposits decreased $39,279,000, or 5.3% during 2003. Also contributing to this rise in average interest bearing liabilities was an increase in other borrowings of $23,104,000, or 9.3%. Average interest-bearing liabilities were $1,606,394,000 in 2001.

Investment Securities

        SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires, among other things, that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The net effect of unrealized gains or losses, caused by marking an available for sale portfolio to market, causes fluctuations in the level of shareholders' equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate.

        Investment securities decreased 4.8% from $971,467,000 at December 31, 2002 to $924,874,000 at December 31, 2003. This decrease was the result of reduced funding from time deposits over $100,000. During 2003, the Corporation adopted the strategy to be less aggressive in obtaining higher rate time deposits over $100,000 from school districts and municipalities. The investment securities available for sale decreased $44,186,000 and the investment securities held to maturity decreased $2,407,000. During 2003, $1,233,050,000 of securities available for sale were sold which generated a pretax gain of $6,613,000. In comparison, $897,327,000 securities available for sale were sold during 2002 to generate a pretax gain of $3,475,000. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the interest rate risk within different interest rate environments.

        Table 1    Investment Portfolio

        The following table shows the carrying value of the Corporation's investment securities held to maturity:

	2003	2002	2001
	(Dollars in thousands)
Obligations of states and political subdivisions	$19,568	$20,410	$22,997
Mortgage-backed securities	436	1,451	2,552
Other securities	—	550	550

Total	$20,004	$22,411	$26,099

        The following table shows the carrying value of the Corporation's investment securities available for sale:

	2003	2002	2001
	(Dollars in thousands)
U.S. Treasury notes	$—	$18,434	$31,093
Obligations of other U.S. Government agencies and corporations	32,495	18,509	26,980
Obligations of states and political subdivisions	240,149	333,663	180,658
Mortgage-backed securities	575,788	517,428	406,178
Other securities	56,438	61,022	61,462

Total	$904,870	$949,056	$706,371

        Table 2    There are no significant concentrations of securities (greater than 10% of shareholders' equity) in any individual security issuer. The maturity analysis of investment securities held to maturity, including the weighted average yield for each category as of December 31, 2003, is as follows:

	Under 1 year	1-5 Years	5-10 Years	Over 10 years	Total
	(Dollars in thousands)
Obligations of states and political subdivisions:
Carrying value	$5,421	$12,985	$1,162	$—	$19,568
Weighted average yield	8.51%	8.67%	8.40%	—%	8.61%
Weighted average maturity					2 yrs 0 mos
Mortgage-backed securities:
Carrying value	—	436	—	—	436
Weighted average yield	—%	7.57%	—%	—%	7.57%
Weighted average maturity					2 yrs 6 mos
Total:
Carrying value	$5,421	$13,421	$1,162	$—	$20,004
Weighted average yield	8.51%	8.63%	8.40%	—%	8.58%
Weighted average maturity					2yrs 1 mos

        The maturity analysis of securities available for sale, including the weighted average yield for each category, as of December 31, 2003 is follows:

	Under 1 year	1-5 Years	5-10 Years	Over 10 years	Total
	(Dollars in thousands)
Obligations of other U.S. Government agencies and corporations:
Fair value	$18,965	$1,968	$7,774	$3,788	$32,495
Weighted average yield	3.64%	3.36%	4.75%	5.53%	4.11%
Weighted average maturity					3 yrs 11mos
Obligations of states and political subdivisions:
Fair value	2,431	94,455	103,147	40,116	240,149
Weighted average yield	8.01%	7.37%	7.25%	6.20%	7.13%
Weighted average maturity					7 yrs 2 mos
Mortgage-backed securities:
Fair value	84,471	238,019	76,990	176,308	575,788
Weighted average yield	2.21%	3.29%	4.32%	3.91%	3.46%
Weighted average maturity					7 yrs 7 mos
Other securities:
Fair value	503	13,381	42,554	—	56,438
Weighted average yield	5.80%	5.26%	2.59%	—%	3.25%
Weighted average maturity					8 yrs 0 mos
Total:
Fair value	$106,370	$347,823	$230,465	$220,212	$904,870
Weighted average yield	2.61%	4.47%	5.33%	4.36%	4.44%
Weighted average maturity					7 yrs 4 mos

Loans

        Loans increased 5.7% in 2003, compared to a 1.4% growth in 2002. The growth in loans during 2003 was impacted by planned declines in both the indirect vehicle loan and vehicle leasing portfolios. Net of these two portfolios, total loans grew 12.3%, led by increases in commercial related and home equity loans.

        Total loans grew $76,114,000 or 5.7%, from $1,331,956,000 at December 31, 2002, to $1,408,070,000 at December 31, 2003. The growth in loans was primarily the result of increases in commercial, consumer and real estate loans. During 2003, real estate, consumer and commercial loans grew $77,404,000, $15,187,000 and $9,158,000 respectively. The growth in real estate loans was in commercial mortgages, partially offset by a reduction in residential mortgages. Due to the continued low mortgage rate-driven refinancing activity during 2003, higher rate mortgages in the Banks' portfolios were refinanced into lower rate mortgages. In an effort to reduce interest rate risk, the banks sold the majority of the fixed rate mortgages settled during 2003 and did not add them to our mortgage portfolio. Residential mortgages sold during 2003 were $196,290,000 compared to $136,202,000 in 2002.

        Consumer loans grew primarily due to the growth in home equity lines of credit, partially offset by a reduction in indirect automobile dealer loans. The reduction in indirect automobile dealer loans was due to the planned reduction in this loan portfolio resulting from the low profit margins currently existing in this market segment.

        Table 3    The following table shows the composition of the Banks' loans (in thousands):

	December 31,
	2003	2002	2001	2000	1999
Real estate	$499,672	$422,268	$417,891	$369,831	$368,177
Commercial and industrial	385,187	376,029	349,138	296,168	282,799
Consumer loans	461,692	446,505	439,288	427,518	372,359
Lease financing	61,519	87,154	107,617	116,088	94,909

Total loans	$1,408,070	$1,331,956	$1,313,934	$1,209,605	$1,118,244

        Table 4    The following table details maturities and interest sensitivity of real estate, commercial and industrial, consumer loans and lease financing at December 31, 2003:

	Within 1 year	1-5 Years	Over 5 years	Total
	(Dollars in thousands)
Real estate	$145,942	$254,306	$99,424	$499,672
Commercial and industrial	240,662	106,194	38,331	385,187
Consumer	271,947	115,262	74,483	461,692
Lease financing	33,989	27,530	—	61,519

Total	$692,540	$503,292	$212,238	$1,408,070

Loans with variable or floating interest rates	$504,378	$73,688	$10,741	$588,807
Loans with fixed predetermined interest rates	188,162	429,604	201,497	819,263

Total	$692,540	$503,292	$212,238	$1,408,070

        Table 5    The following table details those loans that were placed on nonaccrual status, or were delinquent by 90 days or more and still accruing interest (in thousands):

	December 31,
	2003	2002	2001	2000	1999
Nonaccrual loans	$3,343	$5,109	$6,354	$5,370	$3,690
Delinquent loans	1,164	1,193	1,926	514	565

Total	$4,507	$6,302	$8,280	$5,884	$4,255

        The Banks had no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2003 and 2002. The Banks actively monitor the risk of this loan concentration. The Banks have no foreign loans, and the impact of nonaccrual and delinquent loans on total interest income was not material.

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

        Loan quality performance ratios at December 31, 2003 reflect the improvement in loan quality, compared to 2002. Nonperforming assets (nonaccruing loans, loans 90 days or more past due and net assets in foreclosure) were 0.22% of total assets at December 31, 2003, compared to 0.27% at December 31, 2002, and 0.40% at December 31, 2001. The ratio of nonperforming loans and leases to total net loans and leases was 0.32% at December 31, 2003, compared to 0.47% at December 31, 2002, and 0.63% at December 31, 2001.

        Nonaccruing loans decreased $1,766,000 from $5,109,000 at December 31, 2002, to $3,343,000 at December 31, 2003. All loan categories experienced decreases in nonaccrual loans during 2003. The December 31, 2002, balance of nonaccrual loans was $1,245,000 lower than the December 31, 2001, balance of $6,354,000. During 2003, interest accrued on nonaccruing loans and not recognized as interest income was $227,000, and interest paid on nonaccruing loans of $29,000 was recognized as interest income.

        The December 31, 2003 net assets in foreclosure balance of $935,000, increased from the $390,000 balance at December 31, 2002. During 2003, sales of foreclosed properties totaled $1,232,000, transfers from loans to assets in foreclosure were $1,777,000. There were no write-downs of assets in foreclosure in 2003. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Generally accepted accounting principles require foreclosed assets to be carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value, less selling costs.

        Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. As of December 31, 2003, loans past due 90 days or more and still accruing interest were $1,164,000, a slight decrease compared to $1,193,000 as of December 31, 2002. This decrease was primarily the result of a reduction in commercial real estate related loans past due 90 days, partially offset with higher credit cards past due 90 days. Loans past due as of December 31, 2001 were $1,926,000.

        The Banks use the reserve method of accounting for loan losses. The balance in the allowance for loan and lease losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Additions to the allowances are charged to operations. The allowance for loan losses decreased 2.6% from $17,190,000 at December 31, 2002, to $16,753,000 at December 31, 2003. Even though the actual allowance for loan losses decreased during 2003, the allowance for loan losses to nonperforming loans ratio at December 31, 2003 of 371.7%, was significantly higher than the December 31, 2002 ratio of 272.8%.

        Table 6    Analysis of Credit Risk

	December 31, 2003	December 31, 2002	December 31, 2001
Non-accrual loans	$3,343,000	$5,109,000	$6,354,000
Loans and leases 90 days or more past due	1,164,000	1,193,000	1,926,000

Total nonperforming loans	4,507,000	6,302,000	8,280,000
Net assets in foreclosure	935,000	390,000	609,000

Total nonperforming assets	$5,442,000	$6,692,000	$8,889,000

Allowance for loan losses to nonperforming loans	371.7%	272.8%	187.9%
Nonperforming loans to total loans	0.32%	0.47%	0.63%
Allowance for loan to total loans	1.19%	1.29%	1.18%
Nonperforming assets to total assets	0.22%	0.27%	0.40%

Allowance for Loan Losses

        Table 7 A summary of the allowance for loan losses is as follows:

	December 31,
	2003	2002	2001	2000	1999
Average loans	$1,354,127	$1,333,300	$1,264,750	$1,166,684	$1,031,055

Allowance, beginning of period	17,190	15,558	15,210	14,887	14,245

Loans charged off:
Commercial and Industrial	515	108	494	123	108
Consumer	2,173	2,589	2,594	1,470	632
Real estate	1,311	352	498	610	833
Lease financing	556	828	1,075	450	226

Total loans charged off	4,555	3,877	4,661	2,653	1,799

Recoveries:
Commercial and Industrial	33	105	38	60	28
Consumer	685	786	607	289	112
Real estate	80	163	328	274	96
Lease financing	120	85	106	41	52

Total recoveries	918	1,139	1,079	664	288

Net loans charged off	3,637	2,738	3,582	1,989	1,511

Provision for loan losses	3,200	4,370	3,930	2,312	2,153

Allowance, end of period	$16,753	$17,190	$15,558	$15,210	$14,887

Ratio of net charge offs to average loans outstanding	0.27%	0.21%	0.28%	0.17%	0.15%

        Table 8    The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
	(Dollars in thousands)
Real estate	$3,919	35%	$2,980	33%	$2,874	32%	$3,116	31%	$2,661	33%
Commercial and industrial	6,840	27%	5,248	27%	5,482	26%	7,021	24%	6,775	25%
Consumer	4,990	34%	7,392	33%	5,432	34%	4,450	35%	4,634	33%
Lease financing	1,004	4%	1,570	7%	1,770	8%	623	10%	817	9%

Total	$16,753	100%	$17,190	100%	$15,558	100%	$15,210	100%	$14,887	100%

Allowance for Loan Losses

        The Banks use the reserve method of accounting for loan losses. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

        While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management's assumptions as to future delinquencies, recoveries and losses and management's intent with regard to the disposition of loans and leases. In addition, the Office of the Comptroller of the Currency, as an integral part of their examination process, periodically reviews the Banks' allowance for loan losses. The OCC may require the Banks to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination.

        The Banks' allowance for loan losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for credit losses are an estimation. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan and lease losses. The Banks' allowance for loan and lease losses components include the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes, competence of the loan review process and other historical loss model imprecision. The Banks' historical loss component is the most significant component of the allowance for loan and lease losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

        The historical loss components of the allowance represent the results of analysis of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, expressed as percentages, relative to delinquency, risk rating and non-accrual, by segment.

        The historical loss components of the allowance for commercial loans are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analysis of other factors that may have affected the collectability of loans. The Banks analyze all commercial loans that have been identified as having potential credit risk. The review is accomplished via Watchlist Memorandum, and designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by altering the risk window, to reflect current events and conditions.

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

Deposits and Borrowings and Other Interest-Bearing Liabilities

        Deposits and other borrowings are the primary funding sources of the Corporation. During 2003, the Corporation defined a strategy to reduce higher costing time deposits and grow lower costing core deposit (noninterest-bearing checking, interest-bearing checking, money market accounts and savings accounts). Total deposits of $1,979,081,000 at December 31, 2003, decreased $741,000 from the $1,979,822,000 balance at December 31, 2002. This decrease was primarily the result of a $96,389,000, or 12.5% reduction in time deposits, offset by a $95,648,000, or 7.9% rise in core deposits. Interest bearing checking, non-interest bearing deposits, savings deposits and money market deposits grew $33,961,000, $24,340,000, $19,775,000 and $17,572,000, respectively during 2003. Time deposits under $100,000 decreased $35,145,000 and time deposits greater than $100,000 declined $61,244,000.

Deposit Structure

        Table 9    The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

	December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand—noninterest-bearing	$265,399	—%	$237,679	—%	$219,368	—%
Demand—interest-bearing	245,116	0.56%	200,215	0.87%	158,666	1.03%
Money market and savings	709,327	0.90%	623,160	1.66%	543,153	2.88%
Time—under $100,000	509,757	3.73%	514,782	4.57%	463,455	5.63%
Time—$100,000 or greater	198,300	2.17%	232,554	3.27%	214,873	5.17%

Total	$1,927,899	1.61%	$1,808,390	2.39%	$1,599,515	3.41%

        Table 10    The maturity distribution of certificates of deposit of $100,000 and over as of December 31, 2003 is as follows:

(Dollars in thousands)
Three months or less	$89,857
Over three months to six months	57,332
Over six months to twelve months	18,713
Over twelve months	15,417

Total	$181,319

        Other borrowings increased $1,150,000 from $248,906,000 at December 31, 2002 to $250,056,000 at December 31, 2003. This increase was due to a $10,000,000 increase in Federal Home Loan Bank (FHLB) borrowings and a $3,000,000 rise in federal funds purchased. The additional FHLB funding was used to match fund commercial mortgages. These increases in other borrowings were partially offset by a $11,850,000 decrease in securities sold under agreements to repurchase. During 2003, the Corporation paid off $29 million of FHLB borrowings with rates over 6.0% prior to their scheduled maturity dates. This provided the opportunity to lock in historically low rates on new long-term borrowings. The early retirement of these borrowings resulted in a $2,594,000 prepayment fee. Borrowings and other interest-bearing liabilities include federal funds purchased, FHLB borrowings, securities sold under agreements to repurchase and U.S. Treasury demand notes.

        Securities sold under agreements to repurchase are generally overnight transactions. These borrowings had balances of $72,291,000, $84,141,000 and $80,393,000 at December 31, 2003, 2002 and 2001, respectively. Daily average balances and weighted average interest rates for the years ended December 31, 2003, 2002 and 2001 were $83,277,000, $83,750,000 and $88,417,000 and 0.87%, 1.51% and 3.35%, respectively. The maximum amount outstanding at any month-end during 2003, 2002, and 2001 were $101,991,000, $96,665,000, and $96,224,000, respectively.

Income Statement Analysis

Results of Operations

        The 2003 net income of $35,333,000 increased $2,406,000, or 7.3% from the 2002 net income of $32,927,000. On a per share basis, diluted earnings were $1.44 in 2003 and $1.34 in 2002, a 7.5% increase. Basic earnings per share were $1.48 in 2003 compared to $1.38 in 2002. Net income increased in 2002 by $4,107,000, or 14.3% over 2001.

        The 2003 return on average shareholders' equity of 16.29% was lower than the 16.60% for 2002 and higher than the 15.82% in 2001. The 2003 and 2002 return on average assets were both 1.43% and the 2001 ratio was 1.40%. Excluding accumulated other comprehensive income, the annualized return on average realized shareholders' equity for 2003, 2002 and 2001 were 16.87% and 17.06% and 16.23%, respectively.

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

Net Interest Income

        The 2003 net interest income of $79,121,000 decreased $899,000, or 1.1%, from 2002 levels. Net interest income was $80,020,000 in 2002, which was 8.5% higher than the $73,742,000 reported in 2001. The decrease in the 2003 net interest income was the result of the continued pressures of interest rates reaching 45-year lows. The year ended with positive net interest income growth in the fourth quarter of the 2003. The Corporation recognized a 8.4% increase in the net interest income during the fourth quarter of 2003, compared to the fourth quarter of 2002.

  Table 11

        For analytical purposes, the following table reflects tax-equivalent net interest income in recognition of the income tax savings on tax-exempt items such as interest on municipal securities and tax-exempt loans. Adjustments are made using a statutory federal tax rate of 35%.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Interest income	$119,200	$132,630	$138,679
Interest expense	40,079	52,610	64,937

Net interest income	79,121	80,020	73,742
Tax equivalent adjustment	9,589	7,325	5,792

Net interest income	$88,710	$87,345	$79,534

        Table 12    The rate volume analysis set forth in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the last three years by their rate and volume components.

	2003 Over (Under) 2002			2002 Over (Under) 2001
		Due to Changes in			Due to Changes in
	Net Change			Net Change
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest Income:
Investment securities(1)	$(3,841)	$(9,406)	$5,565	$2,617	$(6,322)	$8,939
Loans(1)	(7,117)	(8,453)	1,336	(6,875)	(11,708)	4,833
Other rate-sensitive assets	(208)	(249)	41	(258)	(393)	135

Total	(11,166)	(18,108)	6,942	(4,516)	(18,423)	13,907

Interest Expense:
Savings deposits	(4,283)	(5,351)	1,068	(5,198)	(6,978)	1,780
Time deposits	(7,803)	(6,510)	(1,293)	(6,110)	(8,982)	2,872
Borrowings and other interest bearing liabilities	(445)	(1,214)	769	(1,019)	(1,820)	801

Total	(12,531)	(13,075)	544	(12,327)	(17,780)	5,453

Changes in net interest income	$1,365	$(5,033)	$6,398	$7,811	$(643)	$8,454

(1)
The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis using a tax rate of 35%.

        The 2003 tax-equivalent net interest income was $88,710,000 for 2003, compared to $87,345,000 for 2002, an increase of $1,365,000, or 1.6%. This increase in tax-equivalent net interest income was primarily due to the net $6,398,000 increase related to volume, partially offset by a decrease related to interest rates of $5,033,000. Total interest income decreased $11,166,000, the result of lower rates earned within each earning asset category, partially offset by higher volumes. The 2003 higher earning asset volumes were primarily due to a 15.5% increase in average investments. Total average loans grew 1.6% during 2003. The increase in investment securities was primarily funded by the 6.6% growth in average deposits and the 9.3% increase in other borrowings during 2003.

        Total interest expense decreased $12,531,000 during 2003 or 23.8%, compared to 2002. This decrease was the result of the lower interest rate environment experienced during 2003 and the Corporation's strategy of decreasing higher costing time deposits. The decrease related to interest rates was partially offset by higher deposit and other borrowing levels. Average interest bearing core deposits (interest bearing checking accounts, money market accounts and savings accounts) grew 15.9%, while average time deposits decreased 5.3%. Average borrowings and other interest-bearing volumes increased 9.3% during 2003. Borrowings and other interest-bearing liabilities include federal funds purchased, Federal Home Loan Bank (FHLB) borrowings, securities sold under agreements to repurchase and U.S. Treasury notes.

        Tax-equivalent net interest income in 2002 was $87,345,000, a $7,811,000 increase compared to $79,534,000 for 2001. This increase in tax-equivalent net interest income was primarily due to the $8,454,000 increase related to volumes, partially offset by the $643,000 decrease in net interest income related to rates. The growth in earning asset volumes was primarily due to investment securities and loans of 24.5% and 5.4%, respectively. During 2002 average interest-bearing deposit grew 13.8% and average other borrowings increased 9.3%.

Net Interest Margin

        The 2003 net interest margin of 3.80% was lower than the net interest margins for 2002 and 2001 of 4.00% and 4.09%, respectively. The lower interest rate environment during the last few years has impacted the net interest margin. The Corporation did see an improvement in the net interest margin during the fourth quarter of 2003. The fourth quarter of 2003 net interest margin of 3.82% was higher than the fourth quarter of 2002 net interest margin of 3.64%. The tax-equivalent yield on total interest-earning assets decreased 89 basis points from 6.41% in 2002 to 5.52% in 2003. The 2003 interest expense to average earning assets ratio of 1.72%, decreased 69 basis points from 2002. The 89 basis point drop in the yield on earning assets was higher than the 69 basis point drop in interest expense to earnings assets ratio, resulting in the 20 basis point drop in the 2003 net interest margin, compared to 2002. The tax-equivalent yield on total interest-earnings assets in 2001 was 7.43% and the 2001 cost of interest-bearing liabilities was 3.34%, resulting in a net interest margin of 4.09%.

        Table 13    Balance Sheet Analysis

        The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense, and key rates and yields.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential:

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
	(Dollars in thousands)
Assets
Investment securities:
Taxable Investments	$638,036	2.93%	$18,697	$567,969	4.68%	$26,599	$455,096	6.02%	$27,376
Nontaxable investments(1)	312,189	7.32	22,867	255,035	7.37	18,806	205,887	7.49	15,412

Total investment securities	950,225	4.37	41,564	823,004	5.52	45,405	660,983	6.47	42,788
Loans(1)(2)	1,354,127	6.42	86,877	1,333,300	7.05	93,994	1,264,750	7.98	100,869
Other rate-sensitive assets	28,782	1.21	348	25,411	2.19	556	19,228	4.23	814

Total earning assets	2,333,134	5.52	128,789	2,181,715	6.41	139,955	1,944,961	7.43	144,471

Noninterest-earning assets	132,936	—	—	127,707	—	—	113,777	—	—

Total assets	$2,466,070	5.22%	$128,789	$2,309,422	6.06%	$139,955	$2,058,738	7.02%	$144,471

Liabilities and Shareholders' Equity Deposits:
Demand	$265,399	—%	$—	$237,679	—%	$—	$219,368	—%	$—
Savings	954,443	0.81	7,777	823,375	1.46	12,060	701,819	2.46	17,258
Time	708,057	3.29	23,303	747,336	4.16	31,106	678,328	5.49	37,216

Total	1,927,899	1.61	31,080	1,808,390	2.39	43,166	1,599,515	3.41	54,474
Borrowings and other interest- bearing liabilities	270,325	3.33	8,999	247,221	3.82	9,444	226,247	4.62	10,463
Other liabilities	51,000	—	—	55,438	—	—	50,798	—	—

Total liabilities	2,249,224	1.78	40,079	2,111,049	2.49	52,610	1,876,560	3.46	64,937

Shareholders' equity	216,846	—	—	198,373	—	—	182,178	—	—
Total liabilities and shareholders' equity	$2,466,070	1.63%	$40,079	$2,309,422	2.28%	$52,610	$2,058,738	3.15%	$64,937

Average effective rate on interest-bearing liabilities	$1,932,825	2.07%	$40,079	$1,817,932	2.89%	$52,610	$1,606,394	4.04%	$64,937

Interest Income/Earning Assets	$2,333,134	5.52%	$128,789	$2,181,715	6.41%	$139,955	$1,944,961	7.43%	$144,471
Interest Expense/Earning Assets	$2,333,134	1.72%	40,079	$2,181,715	2.41	$52,610	$1,944,961	3.34	$64,937

Effective Interest Differential		3.80%			4.00%			4.09%

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

        The Corporation only utilizes derivative instruments for asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged.

        The Corporation entered into three interest-rate swaps with a notional value totaling $45.0 million during 2003. As of December 31, 2003, these interest-rate swaps have a positive fair market value of $173,000.

  Table 14

        The Corporation uses three principal reports to measure interest rate risk: asset/ liability simulation reports; gap analysis reports; and net interest margin reports. The Corporation's interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2003, is presented in Table 13. The data in the table was based in part on assumptions that are regularly reviewed for accuracy. The table presents data at a single point in time and includes management assumptions estimating the prepayment rate and the interest rate environment prevailing at December 31, 2003. The table indicates an asset sensitive one-year cumulative gap position of 14.66% of total earning assets.

	December 31, 2003
	0 to 90 days	91 to 365 days	> 1 year < 5 years	Over 5 years
	(Dollars in thousands)
ASSETS
Other rate-sensitive assets	$38,551	$—	$—	$—
Loans	512,705	180,155	503,292	212,239
Investment securities	278,507	258,461	239,005	148,901

Total	829,763	438,616	742,297	361,140

LIABILITIES
Noninterest-bearing deposits	294,121	—	—	—
Time deposits	150,816	235,254	286,959	30
Money market funds	21,095	63,285	337,516	84,620
Interest-bearing checking accounts	7,210	21,631	115,366	139,400
Savings accounts	7,476	22,426	119,611	72,265
Other borrowings	92,306	5,000	98,000	59,750

Total	573,024	347,596	957,452	356,065

Incremental gap	$256,739	$91,020	$(215,155)	$5,075

Cumulative gap*	$256,739	$347,759	$132,604	$137,679

% of earning assets	10.82%	14.66%	5.59%	5.80%

*
The information is based upon significant assumptions, including the following: loans and leases are repaid by contractual maturity and repricings; securities, except mortgage-backed securities, are repaid according to contractual maturity adjusted for call features; mortgage-backed security repricing is adjusted for estimated early paydowns; interest-bearing demand, regular savings, and money market savings deposits are estimated to exhibit some rate sensitivity based on management's analysis of deposit withdrawals; and time deposits are shown in the table based on contractual maturity.

        Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation's net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The report below forecasts changes in the Corporation's market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Corporation's existing assets and liabilities. The results of the December 31, 2003, rate shock simulations show that the Corporation is within all guidelines set by the Corporation's Asset/Liability policy.

  Table 15

	Market Value of Equity	Change in Market Value of Equity	Percentage Change	Asset/Liability Approved Percent Change
+300 Basis Points	303,986	(33,748)	-9.99%	+/- 45%
+200 Basis Points	322,599	(15,135)	-4.48%	+/- 30%
+100 Basis Points	341,530	3,796	1.12%	+/- 15%
Flat Rate	337,734	—	0.00%	—
- 100 Basis Points	314,310	(23,424)	-6.94%	+/- 15%
- 200 Basis Points	287,659	(50,075)	-14.83%	+/- 30%
- 300 Basis Points	266,338	(71,396)	-21.14%	+/- 45%

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

Provision for Loan Losses

        The provision for loan losses of $3,200,000 for 2003, reflected a decrease of $1,170,000, compared to the 2002 provision of $4,370,000. The decrease in the provision during 2003 is based on management's analysis of the adequacy of the reserve for losses in the loan portfolio. The allowance for loan losses to nonperforming loans ratio for December 31, 2003, 2002 and 2001 were 371.7%, 272.8%, and 187.9%, respectively. Total net loans charged off in 2003, 2002 and 2001 were $3,637,000, $2,738,000 and $3,582,000, respectively.

Other Operating Income

        The 2003 other operating income of $27,638,000 increased $5,115,000, or 22.7% higher than the $22,523,000 earned in 2002. This rise in other operating income is primarily the result of increases in security gains and income on life insurance of $3,138,000 and $1,119,000, respectively. Net of security gains and income on life insurance, other operating income grew 4.5%. This growth was primarily the result of increased service charges on deposit accounts.

        Service charges on deposit accounts of $7,855,000 in 2003 increased $923,000, or 13.5%, from the 2002 income from service charges on deposit accounts of $6,923,000. This rise is the result of management's continued effort to institute equitable fees for services performed and to closely manage the collection of these fees. The growth in 2003 overdraft fees contributed $732,000 of this increase. The remaining increase is related to the fees associated with the 15.0% growth in average fee generating deposits in 2003, compared to 2002.

        The 2003 net security gains on the sale of securities available for sale of $6,613,000 in 2003, were $3,138,000 higher than the $3,475,000 gains recorded in 2002. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio, and to reduce the interest rate risk within different interest rate environments. The 2001 net security gains were $4,629,000.

        Income from the Investment Management and Trust Services Division of $3,837,000 increased $73,000 in 2003, compared to 2002. This increase was the result of higher fees related to retail investment sales. The 2001 income from the Investment Management and Trust Services Division was $3,300,000.

        The Corporation's bank owned life insurance (BOLI) income decreased $74,000, or 2.8%, to $2,615,000 during 2003, compared to $2,689,000 in 2002. This reduction is related to the reinvestment of maturing BOLI investments into the current lower rate market environment. BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other operating income. The Corporation recognized $2,472,000 of BOLI income in 2001.

        The 2003 other income decreased $73,000 during 2003, compared to 2002, as a result of lower fees generated by HNC Reinsurance Company. HNC Reinsurance Company was formed during 2001 to generate fees through reinsuring consumer loan credit life and accident and health insurance. During

2003, fees generated from HNC Reinsurance Company decreased $1,111,000, compared to 2002. This reduction is due to the decrease in new consumer installment loans generated and a regulatory change related to the timing of the recognition of insurance income. The 2003 other income reduction associated to HNC Reinsurance Company of $1,111,000 was offset by lower other expenses related to HNC Reinsurance Company of $1,007,000. Net of the reduction in fees generated by HNC Reinsurance Company, other income grew $1,038,000 or 21.0%. This growth was the result of increases in gains on the sale of residential mortgage loans, mortgage servicing fees and ATM fees. The other income in 2001 of $6,354,000 was higher than the 2002 net income primarily due to higher fees generated by HNC Reinsurance Company.

Other Operating Expenses

        The Corporation's ratio of overhead expenses to average assets was 2.42% as of December 31, 2003, improved from 2.44% at December 31, 2002. The 2003 ratio was well below our peer ratio of 3.05% at September 30, 2003. Other operating expenses rose to $59,629,000 in 2003, an increase of $3,332,000, or 5.9% increase over the $56,297,000 recorded in 2002. During 2003, the Corporation paid off approximately $29 million of FHLB borrowings with rates over 6.0% prior to their scheduled maturity dates. This provided the opportunity to lock in historically low rates on new long-term borrowings. The early retirement of these borrowings resulted in a $2,594,000 prepayment fee. The 2003 expenses related to HNC Reinsurance Company were $1,007,000 less than 2002, due to a decrease in new policies generated. Net of the prepayment fee and the reduction in HNC Reinsurance Company expenses, other operating expenses increased $1,745,000, or 3.1%

        The 2003 employee salaries and benefits of $31,173,000 increased $1,360,000, or 4.6%, from $29,813,000 in 2002. The increase in 2003 salaries was 6.5% and benefits decreased 3.4%. The increase in salaries reflects additional staff necessitated by the growth of the Corporation, and both cost-of-living and merit increases. The decrease in employee benefits is the result of lower pension expenses, partially offset by higher medical insurance cost. The 2002 salaries and benefits expense increased 11.8% over the 2001 salary and benefits expense of $26,668,000.

        The 2003 net occupancy costs decreased by $59,000, or 1.5%, compared to the 2002 net occupancy expense of $3,829,000. Included in the 2002 net occupancy expense was a $365,000 expense related to a branch closure during the first quarter of 2002. Net of this branch closing related expense, occupancy expenses grew $306,000, or 8.8% in 2003. Contributing to this increase were higher expenses relating to snow removal, real estate taxes and utility expenses. Furniture and equipment expenses increased $308,000, or 5.6%, during 2003. The 2003 increase was the result of expenses related to equipment required for a new operational center and the continued enhancement of sales and application processing systems for the branches.

        Other expenses decreased $871,000, or 5.1%, from $17,120,000 in 2002 to $16,249,000 in 2003. This decrease was related to the $1,007,000 lower HNC Reinsurance Company expenses recorded in 2003. Net of this reduction, the 2003 other expenses were $136,000, or 0.8% higher than 2002. This increase in other expense was the result of a higher advertising, postage and insurance expenses. The 2002 other expenses were 13.7% lower than 2001, primarily due to both lower HNC Reinsurance Company expenses and the off-lease vehicle residual reserve expense.

Income Taxes

        The Corporation accounts for income taxes under the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, leased assets, deferred loan fees and compensation.

Capital

        Capital formation is important to the Corporation's well being and future growth. Capital, at the end of 2003, was $227,053,000, an increase of $20,847,000, or 10.1%, over the end of 2002. The increase was due to the retention of the Corporation's earnings and an increase in accumulated other comprehensive income, partially offset by the purchase of treasury stock. The accumulated other comprehensive income at December 31, 2003 was a gain of $8,098,000, compared to a gain of $6,937,000 at December 31, 2002. The corporation purchased $2,271,000 of treasury stock during 2003, compared to $6,244,000 in 2002. Management believes that the Corporation's current capital position and liquidity position are strong and that its capital position is adequate to support its operations. Management is not aware of any recommendation by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

        Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 capital ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At December 31, 2003, the Corporation's Tier 1 risk-adjusted capital ratio was 12.66%, and the total risk-adjusted capital ratio was 13.73%, both well above regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial banks also exceeded regulatory requirements at the end of 2003.

        To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board (FRB) established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% or 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 8.79% and 8.19% at December 31, 2003 and 2002, respectively.

        Under FDIC regulations, a "well capitalized" institution must have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and not be subject to a capital directive order. To be considered "adequately capitalized" an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. An institution is deemed to be "critically under capitalized" if it has a tangible equity ratio of 2% or less. As of December 31, 2003, the Banks are above the regulatory minimum guidelines and meet the criteria to be categorized as "well capitalized" institutions.

Liquidity

        Liquidity is a measure of the ability of the Banks to meet their needs and obligations on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, and the ability to fulfill the needs of borrowing customers. Generally, the Banks arrange their mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model's projection of potential sources and uses of funds for the next 120 days. The resulting projections as of December 31, 2003, show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds, which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. Unused lines of credit at the FHLB of Pittsburgh were $291,204,000, as of December 31, 2003. The Banks also have unused federal funds lines of credit of $60,000,000 and non-pledged investment securities available for sale of $434,119,000 as of December 31, 2003.

        There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way. Footnote number 13 contains information concerning the approximate minimum rental commitments for existing operating leases at December 31, 2003.

        The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2003:

	Total	Within one year	After one but within three years	After three but within five years	After five years
Minimum annual operating leases	$13,535	$2,054	$2,533	$1,983	$6,965
Remaining contractual maturities of time deposits	673,059	379,906	221,028	72,075	50
Long-term borrowings	172,750	—	20,000	93,000	59,750
Loan lines of credit	486,929	254,773	232,156	—	—
Unfunded residential mortgages	2,257	2,257	—	—	—
Standby letters of credit	13,644	13,644	—	—	—

Total	$1,362,174	$652,634	$475,717	$167,058	$66,765

Market Information

        The following table sets forth quarterly dividend information and the high and low prices for the Corporation's common stock for 2003 and 2002. The Corporation's stock is traded under the symbol HNBC on the NASDAQ National Market Systems.

        Table 16    Price of Common Stock

2003	Low Price	High Price	Dividend
First Quarter*	$19.46	$21.36	$0.152
Second Quarter*	19.61	23.73	0.152
Third Quarter	20.80	26.31	0.160
Fourth Quarter	23.08	32.70	0.190
2002	Low Price	High Price	Dividend
First Quarter**	$16.76	$18.67	$0.130
Second Quarter**	17.52	21.46	0.130
Third Quarter*	17.19	21.80	0.137
Fourth Quarter*	18.33	21.40	0.167

*
Adjusted for a five for four stock dividend effective 9/15/03.

**
Adjusted for a five for four stock split effective 9/15/03 and adjusted for a 5% stock dividend effective 9/16/02.

        The corporation has a stock repurchase program that permits the repurchase of 5% (approximately 1,189,000 shares) of its outstanding common stock. The repurchased shares will be used for general corporate purposes. A total of 822,633 shares have been repurchased since 2000, when stock repurchases began, through December 31, 2003. The shares purchased during 2003 and 2002 were 253,526 and 477,741, respectively. At December 31, 2003, there were 3,413 shareholders.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(Dollars in thousands)
Assets
Cash and due from banks	$56,306	$62,177
Federal funds sold	30,000	33,500
Interest-bearing deposits in banks	8,551	8,410

Total cash and cash equivalents	94,857	104,087
Investment securities available for sale	904,870	949,056
Investment securities held to maturity (fair value $21,497 and $23,650 respectively)	20,004	22,411
Loans	1,408,070	1,331,956
Less: Deferred costs, net	321	1,336
Allowance for loan losses	(16,753)	(17,190)

Net loans	1,391,638	1,316,102

Bank premises and equipment, net	23,329	21,645
Accrued interest receivable	10,169	13,140
Net assets in foreclosure	935	390
Bank-owned life insurance	50,693	48,631
Other assets	14,444	15,402

Total assets	$2,510,939	$2,490,864

Liabilities and Shareholders' Equity
Deposits
Noninterest-bearing	$294,121	$269,781
Interest-bearing:
Checking accounts	283,607	249,646
Money market accounts	506,516	488,944
Savings	221,778	202,003
Time, under $100,000	491,740	526,885
Time, $100,000 or greater	181,319	242,563

Total deposits	1,979,081	1,979,822
Accrued interest payable	22,920	21,991
U.S. Treasury demand notes	2,015	2,015
Federal funds purchased	3,000	—
Securities sold under agreements to repurchase	72,291	84,141
Long-term borrowings	172,750	162,750
Guaranteed preferred beneficial interest in Corporation's subordinated debentures	5,000	5,000
Other liabilities	26,829	28,939

Total liabilities	2,283,886	2,284,658

Shareholders' equity:
Series preferred stock, par value $1 per share; authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares; issued 24,667,707 shares in 2003 and 19,597,290 shares in 2002	24,668	19,597
Additional paid-in capital	98,646	96,585
Retained earnings	109,502	94,677
Treasury stock, at cost: 822,633 shares in 2003 and 569,107 shares in 2002	(13,861)	(11,590)
Accumulated other comprehensive income	8,098	6,937

Total shareholders' equity	227,053	206,206

Total liabilities and shareholders' equity	$2,510,939	$2,490,864

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2003	2002	2001
	(In thousands except share information)
Interest income
Loans, including fees	$79,064	$84,408	$90,294
Lease financing	6,582	8,448	9,717
Investment securities:
Taxable	18,697	26,599	27,376
Exempt from federal taxes	14,509	12,619	10,478
Federal funds sold	244	331	511
Deposits in banks	104	225	303

Total interest income	119,200	132,630	138,679

Interest expense
Savings deposits	7,777	12,060	17,258
Time, under $100,000	18,999	23,510	26,111
Time, $100,000 or greater	4,304	7,596	11,105
Borrowed funds	8,999	9,444	10,463

Total interest expense	40,079	52,610	64,937

Net interest income	79,121	80,020	73,742
Provision for loan losses	3,200	4,370	3,930

Net interest income after provision for Loan losses	75,921	75,650	69,812

Other operating income
Service charges	7,855	6,923	5,470
Gains on the sales of investment securities	6,613	3,475	4,629
Trust and investment services income	3,837	3,764	3,300
Bank-owned life insurance income	2,615	2,689	2,472
Income on life insurance	1,119	—	—
Other income	5,599	5,672	6,354

Total other operating income	27,638	22,523	22,225

Net interest income after provision for loan losses and other operating income	103,559	98,173	92,037

Other operating expenses
Salaries, wages and employee benefits	31,173	29,813	26,668
Occupancy	3,770	3,829	3,294
Furniture and equipment	5,843	5,535	5,244
Prepayment fee	2,594	—	—
Other expenses	16,249	17,120	19,837

Total other operating expenses	59,629	56,297	55,043

Income before income tax expense	43,930	41,876	36,994
Income tax expense	8,597	8,949	8,174

Net income	$35,333	$32,927	$28,820

Weighted average number of common shares:
Diluted	24,624,063	24,625,609	24,623,705
Basic	23,804,813	23,902,223	24,026,568
Net income per share information:
Diluted	$1.44	$1.34	$1.17

Basic	$1.48	$1.38	$1.20

Cash dividends per share	$0.654	$0.564	$0.495

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Par Value	Additional Paid in Capital	Retained Earnings		Treasury Stock	Total	Comprehensive Income
	(Dollars and share information in thousands)
Balance January 1, 2001	9,254	$9,254	$79,869	$83,244	$1,422	$(253)	$173,536
Stock options	44	44	812	—	—	—	856
Stock dividends	9,273	9,273	(9,273)	—	—	—	—
Stock awards	—	—	11	—	—	—	11
Net income for 2001	—	—	—	28,820	—	—	28,820	$28,820
Other comprehensive income, net of reclassifications and tax	—	—	—	—	3,112	—	3,112	3,112
Purchases of Treasury stock	—	—	—	—	—	(5,093)	(5,093)
Cash dividends	—	—	—	(11,893)	—	—	(11,893)

Comprehensive Income								$31,932

Balance December 31, 2001	18,571	18,571	71,419	100,171	4,534	(5,346)	189,349
Stock options	94	94	1,166	—	—	—	1,260
Stock dividends	932	932	23,994	(24,942)	—	—	(16)
Stock awards	—	—	6	—	—	—	6
Net income for 2002	—	—	—	32,927	—	—	32,927	$32,927
Other comprehensive income, net of reclassifications and tax	—	—	—	—	2,403	—	2,403	2,403
Purchases of Treasury stock	—	—	—	—	—	(6,244)	(6,244)
Cash dividends	—	—	—	(13,479)	—	—	(13,479)

Comprehensive income								$35,330

Balance December 31, 2002	19,597	19,597	96,585	94,677	6,937	(11,590)	206,206
Stock options	142	142	2,055	—	—	—	2,197
Stock dividend	4,929	4,929	—	(4,942)	—	—	(13)
Stock awards	—	—	6	—	—	—	6
Net Income for 2003	—	—	—	35,333	—	—	35,333	$35,333
Other comprehensive income, net of reclassifications and tax	—	—	—	—	1,161	—	1,161	1,161
Purchase of Treasury stock	—	—	—	—	—	(2,271)	(2,271)
Cash Dividends	—	—	—	(15,566)	—	—	(15,566)

Comprehensive income								$36,494

Balance December 31, 2003	24,668	$24,668	$98,646	$109,502	$8,098	$(13,861)	$227,053

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Operating activities
Net income	$35,333	$32,927	$28,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,200	4,370	3,930
Depreciation and amortization	3,124	2,922	2,866
Net amortization of investment securities discount/premiums	9,609	5,252	1,046
Deferred income taxes	(2,930)	(2,012)	2,034
Net gains on sales of investment securities	(6,613)	(3,475)	(4,629)
Decrease (increase) in accrued income receivable	2,971	(1,233)	484
Increase (decrease) in accrued interest payable	929	(5,123)	4,768
Net decrease (increase) in other assets	958	(2,475)	(3,566)
Net (decrease) increase in other liabilities	(246)	(168)	7,223
Decrease (increase) in deferred costs	1,015	1,339	(225)
Write-down of other real estate owned	—	98	44

Net cash provided by operating activities	47,350	32,422	42,795

Investing activities
Proceeds from sales of investment securities available for sale	1,233,050	897,327	468,270
Proceeds, maturity or calls of investment securities held to maturity	2,811	3,750	4,799
Proceeds, maturity or calls of investment securities available for sale	594,762	385,226	150,555
Purchases of investment securities available for sale	(1,784,799)	(1,523,379)	(746,263)
Net increase in loans	(81,528)	(21,851)	(109,625)
Net increase in premises and equipment	(4,808)	(3,128)	(2,435)
Purchase of bank-owned life insurance	(2,062)	(2,689)	(8,471)
Proceeds from sales of other real estate	1,232	1,212	1,349

Net cash used in investing activities	(41,342)	(263,532)	(241,821)

Financing activities
Net (decrease) increase in deposits	(741)	232,960	257,812
(Decrease) increase in U.S. Treasury demand notes	—	(662)	622
Increase (decrease) in federal funds purchased	3,000	—	(44,500)
Increase in long-term borrowings	10,000	35,000	17,000
(Decrease) increase in securities sold under agreement	(11,850)	3,748	6,310
Proceeds from issuance of guaranteed preferred beneficial interest in Corporation's subordinated debentures	—	—	5,000
Cash dividends and fractional shares	(15,566)	(13,479)	(11,893)
Repurchase of common stock	(2,271)	(6,244)	(5,093)
Stock options and awards	2,190	1,250	867

Net cash (used) provided by financing activities	(15,238)	252,573	226,125

Net (decrease) increase in cash and cash equivalents	(9,230)	21,463	27,099
Cash and cash equivalents at beginning of year	104,087	82,624	55,525

Cash and cash equivalents at end of year	$94,857	$104,087	$82,624

Cash paid during the year for:
Interest	$39,150	$57,732	$60,169

Income taxes	$10,700	$11,500	$4,900

Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$1,777	$1,091	$1,714

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies

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

        The Banks operate as commercial banks offering a wide variety of commercial loans and leases and, to a lesser degree, mortgage and consumer credits. The Banks compete with other banking and financial institutions in their primary market communities, including financial institutions with resources substantially greater than their own. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more services they render.

        The Corporation and the Banks are subject to regulations of certain state and federal agencies and, accordingly, these regulatory authorities periodically examine the Corporation and the Banks. As a consequence of the extensive regulation of commercial banking activities, the Corporation and the Banks' business is susceptible to being affected by state and federal legislation and regulations.

Basis of Financial Statement Presentation

        The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) applicable to banks. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform with the previous year's financial statements to the current year's presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates.

        The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses.

        The evaluation of the adequacy of the allowance for loan losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

Investment Securities

        The Corporation accounts for securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires, among other things, that debt and equity securities classified as available for sale be reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income taxes. The net effect of unrealized gains or losses, caused by marking an available for sale portfolio to market, could cause fluctuations in the level of shareholders' equity and equity-related financial ratios as changes in market interest rates cause the fair value of fixed-rate securities to fluctuate.

        Investment securities are classified as held to maturity when the Corporation and its subsidiaries have the ability and intent to hold those securities to maturity. These investment securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the life of the investment securities.

        Investment securities expected to be held for an indefinite period of time are classified as available for sale and are stated at fair value. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of income.

        The Bank adopted EITF 03-1 The Meaning of Other than Temporary Impairment and Its Application to Certain Investments as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosure under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

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

        The Corporation accounts for impaired loans under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

        The Corporation accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for the securitizations and other transfers of financial assets and collateral.

        The Corporation adopted FIN 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial and performance letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 applies prospectively to guarantees the Corporation issues or modifies subsequent to December 31, 2002.

        In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Corporation will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3 and does not anticipate its adoption to have a material affect on the Corporation's financial position or results of operations.

Allowance for Loan Losses

        The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks in the loan portfolio. Allowance for loan losses is based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case allowance for loan losses is based on fair value less selling costs. Management's periodic evaluation is based upon evaluation of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

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

Stock Based Compensation

        The Corporation follows the disclosures provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The Corporation has chosen an alternative permitted by SFAS No. 123 to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

        Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 has been applied.

        The Corporation has five shareholder approved fixed stock options plans that allow the Corporation to grant options up to an aggregate of 2,300,917 shares of common stock to key employees and directors. At December 31, 2003, 2,038,786 stock options had been granted under the stock option plans. The options have a term of ten years when issued and are completely vested over a five-year period. The exercise price of each option equals the market price of the Corporation's stock on the date of grant.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 2.17%, 2.72% and 3.00%; expected volatility of 5.30%, 2.37% and 3.61%; risk-free interest rate of 4.08%, 3.55% and 4.90%; and an expected life of 7.41 years, 7.74 years and 8.55 years.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

	Years ended December 31,
	2003	2002	2001
Net income
As reported	$35,333	$32,927	$28,820
Stock-based compensation costs determined under fair value method for all awards	2,046	893	1,552

Pro forma	$33,287	$32,034	$27,268

Earnings per share (Diluted)
As reported	$1.44	$1.34	$1.17
Pro forma	$1.35	$1.30	$1.11
Earnings per share (Basic)
As reported	$1.48	$1.38	$1.20
Pro forma	$1.40	$1.34	$1.13

Income Taxes

        The Corporation accounts for income taxes under the liability method whereby deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts, resulting in differences between assets and liabilities for financial statement and tax return purposes, are the allowance for loan losses, leased assets, deferred loan fees and compensation.

Pension Plans

        The Corporation has certain employee benefit plans covering substantially all employees. The Corporation accrues service cost as incurred.

Restrictions on Cash and Due From Banks

        As of December 31, 2003, the Banks did not need to maintain reserves (in the form of deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.

Bank Owned Life Insurance

        The Corporation invests in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Banks, is profitable to the Corporation. This profitability is used to offset a portion of future benefit cost increases. Banks' deposits fund BOLI and the earnings from BOLI are recognized as other operating income.

Advertising Costs

        The Corporation expenses advertising costs as incurred.

Net Income Per Share

        The Corporation follows the provisions of SFAS No. 128, "Earnings per Share." Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average, actual shares and per share information in these financial statements have been adjusted retroactively for the effect of stock dividends and splits. The reconciliation of the numerators and denominators of the basic and diluted EPS follows:

	Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common shareholders	$35,333,000	23,804,813	$1.48
Effect of Dilutive
Securities Stock options	—	819,250	(.04)

Diluted EPS
Income available to common shareholders	$35,333,000	24,624,063	$1.44

        Options to purchase 122,000 shares of common stock at $31.69 per share have been excluded in the computation of 2003 diluted EPS because the options' exercise price was greater than the average market price of the common stock.

	Year Ended December 31, 2002
Basic EPS
Income available to common shareholders	$32,927,000	23,902,223	$1.38
Effect of Dilutive
Securities Stock options	—	723,386	(.04)

Diluted EPS
Income available to common shareholders	$32,927,000	24,625,609	$1.34

        Options to purchase 12,500 shares of common stock at $19.54 per share have been excluded in the computation of 2002 diluted EPS because the options' exercise price was greater than the average market price of the common stock.

	Year Ended December 31, 2001
Basic EPS
Income available to common shareholders	$28,820,000	24,026,568	$1.20
Effect of Dilutive Securities
Stock options	—	597,137	(.03)

Diluted EPS
Income available to common shareholders	$28,820,000	24,623,705	$1.17

Comprehensive Income

        The Corporation follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards to provide prominent disclosure of comprehensive income items.

        The components of other comprehensive income are as follows (Dollars in thousands):

For the year ended December 31, 2003	Before tax amount	Tax Expense	Net of tax amount
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	$8,839	$(3,094)	$5,745
Less reclassification adjustment for gains realized in net income	6,613	(2,315)	4,298

Net unrealized gains	2,226	(779)	1,447
Minimum pension liability	(460)	—	(460)
Change in fair value of derivatives used for cash flow hedges	267	(93)	174

Other comprehensive income, net	$2,033	$(872)	$1,161

For the year ended December 31, 2002	Before tax amount	Tax Expense	Net of tax amount
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	$7,171	$(2,508)	$4,663
Less reclassification adjustment for gains realized in net income	3,475	(1,215)	2,260

Other comprehensive income, net	$3,696	$(1,293)	$2,403

For the year ended December 31, 2001	Before tax amount	Tax Expense	Net of tax amount
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	$9,416	$(3,295)	$6,121
Less reclassification adjustment for gains realized in net income	4,629	(1,620)	3,009

Other comprehensive income, net	$4,787	$(1,675)	$3,112

Derivatives

        The Corporation adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, as of January 1, 2001. The statement requires the Corporation to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

        The Corporation enters into interest rate swap contracts to modify the interest rate characteristics from variable to fixed in order to reduce the impact of interest rate changes on future net interest. Net amounts payable or receivable from this contract are accrued as an adjustment to net interest. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Amounts reclassed into earnings, when the hedged transaction culminates, are included in net interest. Ineffectiveness of the strategy, as defined under SFAS No. 133, if any, is reported in net interest. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items. The change in fair value of the swaps attributed to hedge ineffectiveness was not material for the year ended December 31, 2003.

Mortgage Servicing

        The Corporation performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 2003 and 2002, the Banks are servicing approximately $339,341,000 and $219,035,000, respectively, of loans for others.

        The Corporation accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Corporation originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Corporation records the servicing assets retained in accordance with SFAS No. 140. The Corporation records mortgage servicing rights and the loans based on relative fair values at the date of origination.

        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134, "Accounting for Mortgage Securities Retained after the Securitizations of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

        The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. Implementation issue C13 "When a Loan Commitment Is Included in the Scope of Statement 133" is included in SFAS No. 149. SFAS No. 149 amends SFAS No. 133 to add a scope exception for borrowers (all commitments) and lenders (all commitments except those relating to mortgage loans that will be held for sale). Statement 149 also amends paragraph SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Commitments to extend credit for loans the Corporation intends to sell are not material at December 31, 2003 and 2002.

Segment Information

        SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether the information is used in making operating decisions.

        The Corporation has one reportable segment, "Community Banking." All of the Corporation's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others. For example, commercial lending is dependent upon the ability of the Banks to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Corporation as one operating segment or unit.

        The Corporation has also identified several operating segments. These operating segments within the Corporation's operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These nonreportable segments include HNC Financial Company, HNC Reinsurance Company and the Parent.

Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

        Management has determined that Harleysville Statutory Trust 1 (the Trust) qualifies as a variable interest entity under FIN 46. The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. The Trust holds, as its sole asset, subordinated debentures issued by the Corporation in 2002. The Trust is currenly included in the Corporation's consolidated balance sheet and statements of income. The Corporation has evaluated the impact of FIN 46 and concluded it should continue to consolidate the Trust as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

        Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 45(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Corporation plans to adopt the provision under the revised interpretation in the first quarter of 2004. FIN 46(R) will require the Corporation to deconsolidate the Trust as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Corporation has the right to a majority of the Trust's expected residual returns. Accordingly, the Corporation will deconsolidate the Trust at the end of the first quarter, which will result in an increase in outstanding debt by $155,000. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by the Trust based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entites such as the Trust become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

Note 2—Acquisitions

        On October 15, 2003, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Millennium Bank. Under the terms of the merger, Millennium Bank's shareholders will receive 0.6256 shares of the Corporation's common stock or $16.00 cash per share. Sixty percent (60%) of the transaction value will be paid in common stock of Harleysville National Corporation and forty percent (40%) will be paid in cash, or approximately $21 million. Options held by Millennium Bank option holders will also be subject to 60% stock and 40% cash allocation. Upon completion of the acquisition, Millennium Bank will be merged into Harleysville National Bank and Trust Company, a wholly-owned subsidiary of the Corporation. This transaction will be accounted for in accordance with SFAS No. 141 "Business Combinations" and is subject to various regulatory approvals and other closing provisions.

Note 3—Investment Securities

        The amortized cost, unrealized gains and losses, and the estimated market value of the Corporation's investment securities held to maturity and available for sale are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(Dollars in thousands)
Held to maturity
Obligation of states and political subdivisions	$19,568	$1,460	$—	$21,028
Mortgage-backed securities	436	33	—	469

Totals	$20,004	$1,493	$—	$21,497

Available for sale
Obligations of other U.S. government agencies and corporations	$32,526	$111	$(142)	$32,495
Obligations of states and political subdivisions	231,508	9,455	(814)	240,149
Mortgage-backed securities	576,532	2,010	(2,754)	575,788
Other securities	51,405	5,047	(14)	56,438

Totals	$891,971	$16,623	$(3,724)	$904,870

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Held to maturity
Obligations of states and political subdivisions	$20,410	$1,126	$—	$21,536
Mortgage-backed securities	1,451	102	—	1,553
Other securities	550	11	—	561

Totals	$22,411	$1,239	$—	$23,650

Available for sale
U.S. Treasury notes	$17,967	$467	$—	$18,434
Obligations of other U.S. Government agencies and corporations	18,389	142	(22)	18,509
Obligations of states and political subdivisions	331,089	4,324	(1,750)	333,663
Mortgage-backed securities	513,616	5,108	(1,296)	517,428
Other securities	57,323	3,943	(244)	61,022

Totals	$938,384	$13,984	$(3,312)	$949,056

        The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003 (in thousands):

	Less than 12 months			12 months or longer			Total
Description of Securities	# of Sec.	Fair Value	Unrealized Losses	# of Sec.	Fair Value	Unrealized Losses	# of Sec.	Fair Value	Unrealized Losses
Obligations of other U.S. Government agencies and corporations	12	$18,584	$(142)	—	$—	$—	12	$18,584	$(142)
Obligations of states and political subdivisions	94	42,092	(812)	1	882	(2)	95	42,974	(814)
Mortgage-backed securities	189	331,656	(2,725)	8	6,080	(29)	197	337,736	(2,754)
Other securities	4	3,470	(14)	—	—	—	4	3,470	(14)

Totals	299	$395,802	$(3,693)	9	$6,962	$(31)	308	$402,764	$(3,724)

        There are no significant concentrations of securities (greater than 10% of shareholders' equity) in any individual security issuer.

        Securities with a carrying value of $457,569,000 and $481,989,000 at December 31, 2003 and 2002, respectively, were pledged to secure public funds, government deposits and repurchase agreements.

        The amortized cost and estimated market value of investment securities, at December 31, 2003, by contractual maturities, are shown below. Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity Estimated		Available for Sale Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in thousands)
Due in one year or less	$5,421	$5,628	$21,844	$21,899
Due after one year through five years	12,985	14,065	104,975	109,804
Due after five years through ten years	1,162	1,335	144,200	153,475
Due after ten years	—	—	44,420	43,904

	19,568	21,028	315,439	329,082
Mortgage-backed securities	436	469	576,532	575,788

Totals	$20,004	$21,497	$891,971	$904,870

        Proceeds from sales of investment securities available for sale during 2003 were $1,233,050,000. Gross gains of $11,420,000 and gross losses of $4,807,000 were realized on these sales. Proceeds from sales of investment securities available for sale during 2002 were $897,327,000. Gross gains of $4,902,000 and gross losses of $1,427,000 were realized on these sales. Proceeds of sales of investment securities available for sale during 2001 were $468,270,000. Gross gains of $5,415,000 and gross losses of $786,000 were realized on these sales.

        During July 2000, the Corporation reclassified $7,574,000 of investment securities from the held to maturity category to the available for sale category, due to its acquisition of Citizens Bank and Trust Company. As a result of the reclassification, the Corporation recorded $19,000 net of taxes unrealized holding losses in accumulated other comprehensive income.

Note 4—Loans

        Major classification of loans are as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Real estate	$499,672	$422,268
Commercial and industrial	385,187	376,029
Consumer loans	461,692	446,505
Lease financing	61,519	87,154

Total loans	1,408,070	1,331,956
Deferred costs, net	321	1,336
Allowance for loan losses	(16,753)	(17,190)

Net loans	$1,391,638	$1,316,102

        On December 31, 2003, nonaccrual loans were $3,343,000 and loans 90 days or more past due and still accruing interest were $1,164,000. On December 31, 2002, nonaccrual loans were $5,109,000 and loans 90 days or more past due and still accruing interest were $1,193,000.

        The balance of impaired loans was $1,811,000 at December 31, 2003, compared to $3,153,000 and $3,721,000 at December 31, 2002 and 2001, respectively. The Banks have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.

        The allowance for loan loss associated with the impaired loans was $185,000 at December 31, 2003, and $329,000 and $429,000 at December 31, 2002 and 2001, respectively. The average impaired loan balance was $2,189,000 in 2003, compared to $2,836,000 and $3,505,000 in 2002 and 2001, respectively. The income recognized on impaired loans during 2003, 2002 and 2001 was $63,000, $186,000 and $78,000, respectively. The Banks' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Banks recognize income on nonaccrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks. The Banks will not recognize income if these factors do not exist.

        The Banks have no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2003 and 2002. The Banks actively monitor the risk of this loan concentration. The Banks continued to pursue new lending opportunities while seeking to maintain a portfolio that is diverse as to industry concentration, type and geographic distribution. The Banks' geographic lending area is primarily concentrated in Montgomery, Carbon, Bucks, and Wayne counties, but also includes Chester, Berks, Bucks, Lehigh, Monroe, Northhampton and Schuylkill counties.

        Loans to directors, executive officers and their associates, are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Activity of these loans is as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance, January 1	$15,280	$16,483	$8,344
New loans	65,528	61,157	68,011
Repayments	(59,770)	(62,360)	(59,872)

Balance, December 31	$21,038	$15,280	$16,483

Note 5—Allowance for Loan Losses

        Transactions in the allowance for loan losses are as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance, beginning of year	$17,190	$15,558	$15,210

Provision charged to operating expenses	3,200	4,370	3,930

Loans charged off:
Commercial and industrial	(515)	(108)	(494)
Consumer	(2,173)	(2,589)	(2,594)
Real estate	(1,311)	(352)	(498)
Lease financing	(556)	(828)	(1,075)

Total charged off	(4,555)	(3,877)	(4,661)

Recoveries:
Commercial and industrial	33	105	38
Consumer	685	786	607
Real estate	80	163	328
Lease financing	120	85	106

Total recoveries	918	1,139	1,079

Balance, end of year	$16,753	$17,190	$15,558

Note 6—Bank Premises and Equipment

        Bank premises and equipment consist of the following:

		December 31,
	Estimated Useful Lives
		2003	2002
		(Dollars in thousands)
Land	Indefinite	$4,245	$4,230
Buildings	15-39 years	23,313	20,862
Furniture, fixtures and equipment	3-7 years	27,079	24,851

Total cost		54,637	49,943
Less accumulated depreciation and amortization		31,308	28,298

Total		$23,329	$21,645

Note 7—Deposits

        At December 31, 2003, scheduled maturities of certificates of deposit are as follows:

Amount
2004	$379,906
2005	127,333
2006	93,695
2007	67,615
2008	4,460
Thereafter	50

Total	$673,059

Note 8—Borrowings

Long-Term Borrowings

        Federal Home Loan Bank (FHLB) advances at December 31, 2003, totaled $172,750,000. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. First mortgages used as collateral for these advances totaled $59,352,000. These advances had a weighted average interest rate of 4.21%. Advances are made pursuant to several different credit programs offered from time to time by the FHLB. Unused lines of credit were $291,204,000 at December 31, 2003 and $292,813,000 at December 31, 2002. During 2003, the Corporation paid off approximately $29 million of FHLB borrowings with rates over 6.0% prior to their scheduled maturity dates. This provided the opportunity to lock in historically low rates on new long-term borrowings. The early retirement of these borrowings resulted in a $2,594,000 prepayment fee.

        The following table is a summary of long-term borrowings with the FHLB at December 31, 2003:

Balance
2004	$—
2005	—
2006	20,000
2007	35,000
2008	58,000
Thereafter	59,750

Total	$172,750

        The Banks, pursuant to a designated cash management agreement, utilize securities sold under agreements to repurchase as vehicles for customers' sweep and term investment products. Securitization under these cash management agreements are in U.S. Treasury Securities and obligations of states and political subdivisions securities.

Securities sold under agreement to repurchase

        These securities are held in a third-party custodian's account, designated by the Banks under a written custodial agreement that explicitly recognizes the Banks' interest in the securities. A detail of securities sold under agreement to repurchase are presented below:

	At or for the year ended December 31,
Securities sold under agreement to repurchase:
	2003	2002	2001
Balance at year-end	$72,291,000	$84,141,000	$80,393,000
Average during the year	83,277,000	83,750,000	88,418,000
Maximum month-end balance	101,991,000	96,665,000	96,224,000
Weighted average rate during the year	0.87%	1.51%	3.35%

Guaranteed Preferred Beneficial Interest in Corporation's Subordinated Debentures

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

Note 9—Federal Income Taxes

        Income tax expense from current operations is composed of the following:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Current tax payable	$11,512	$10,940	$6,847
Deferred income tax	(2,915)	(1,991)	1,327

Tax expense	$8,597	$8,949	$8,174

        The effective income tax rates of 19.6% for 2003, 21.4% for 2002 and 22.1% for 2001 were less than the applicable federal income tax rate of 35% for each year. The reason for these differences follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Expected tax expense	$15,374	$14,656	$12,946
Tax-exempt income net of interest disallowance	(6,769)	(5,717)	(4,749)
Other	(8)	10	(23)

Actual tax expense	$8,597	$8,949	$8,174

        The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2003		2002
	Asset	Liability	Asset	Liability
	(Dollars in thousands)
Allowance for loan losses	$5,724	$—	$5,877	$—
Lease assets	—	16,440	—	19,966
Deferred loan fees	—	12	—	12
Deferred compensation	2,279	—	1,986	—
Unrealized gain on investment securities	—	4,514	—	3,735
Net unrealized gain on derivative used for cash flow hedge	—	93	—	—
Pension	174	—	481	—
Depreciation	—	621	—	496
Other	—	9	310	—

Total deferred taxes	$8,177	$21,689	$8,654	$24,209

        The exercise of stock options which have been granted under the Corporation's various stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Corporation for income tax purposes. Compensation resulting from increases in the fair market value of the Corporation's common stock subsequent to the date of grant of the applicable exercised stock options is not recognized, in accordance with APB Opinion No. 25, as an expense for financial accounting purposes and the related tax benefits are taken directly to additional paid in capital.

Note 10—Pension Plans

Defined Benefit Pension Plan

        The Corporation has a noncontributory defined benefit pension plan covering substantially all employees. The plan's benefits are based on years of service and the employee's average compensation during any five consecutive years within the 10-year period preceding retirement. The plan's funded status and amounts recognized in the financial statements follow:

	2003	2002
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$8,330	$7,487
Service cost	785	593
Interest cost	488	437
Actual gain	217	(475)
Benefits paid	(381)	(414)
Change in assumptions	—	702

Benefits obligation at end of year	$9,439	$8,330

Change in plan assets:
Fair value of plan assets at beginning of year	$5,207	$5,373
Actual return on plan assets	1,044	(552)
Employer contribution	1,000	800
Benefits paid	(381)	(414)

Fair value of plan assets at end of year	$6,870	$5,207

Funded status	$(2,568)	$(3,123)
Unrecognized transition (asset)	(120)	(138)
Unrecognized prior service cost	(105)	(217)
Unrecognized net loss	3,123	3,806
Minimum liability recognized	(459)	(1,289)

Accrued benefit cost	$(129)	$(961)

	2003	2002
	(Dollars in thousands)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$330	$328
Accumulated other comprehensive income	(459)	(1,289)

Net amount recognized	$(129)	$(961)

	Year ended December 31,
Weighted-average assumptions used to determine pension plan obligations as of December 31,
	2003	2002	2001
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%	4.50%
	Year ended December 31,
Weighted-average assumptions used to determine pension plan net periodic benefit cost as of December 31,
	2003	2002	2001
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	6.50%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.50%
	Year ended December 31,
Components of net periodic benefit cost	2003	2002	2001
	(Dollars in thousands)
Service cost	$785	$593	$524
Interest cost	488	437	364
Expected return on plan assets	(359)	(398)	(402)
Amortization of prior service cost	(111)	(111)	(111)
Recognized net actuarial losses	195	251	95

Net periodic benefit cost	$998	$772	$470

        The pension plan assets are invested according to a growth and income strategy with target asset allocation. From an investment standpoint, the asset allocation parameter for equity securities ranges between 40% and 70%. The asset allocation parameter for debt securities is between 30% and 60%. Long-term rate of return assumptions of the various asset classes are based primarily on empirical long-term historical return data, adjusted for near-term expectations. To make the return expectations more conservative, our near-term expectations are for 8.0% equity and 4.5% fixed income returns for the next 10 years. The expected 2004 employer contribution to the pension plan is $1,300,000.

        As of December 31, 2003, Harleysville National Corporation's Pension Plans had an investment in the Corporation's stock with a market value of $236,000.

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

        The Corporation's pension plan weighted-average asset allocations by asset category is as follows:

	Plan Assets at December 31,
	2003	2002
Asset Category
Equity securities	67.0%	54.4%
Debt securities	32.9%	45.2%
Other	.1%	.4%

Total	100.0%	100.0%

Supplemental Benefit Plans

        The Corporation maintains a non-tax qualified plan for certain of its executives ("SERP") to supplement the benefit these executives can receive under the Company's 401(k) plan and defined benefit plans. The SERP plan's funded status follows:

	2003	2002
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,578	$2,580
Service cost	1,133	998

Benefits obligation at end of year	$4,711	$3,578

Funded status	$(4,711)	$(3,578)

Accrued benefit cost	$(4,711)	$(3,578)

	2003	2002	2001
Components of net benefit cost:
Service cost	$1,133	$998	$927

Net periodic benefit cost	$1,133	$998	$927

	2003	2002	2001
Weighted-average assumptions used to determine SERP plan obligations as of December 31,
Discount rate	6.00%	6.00%	6.00%
	2003	2002	2001
Weighted-average assumptions used to determine SERP plan net periodic benefit cost as of December 31,
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	6.50%	7.00%	7.00%

        The SERP provides for payments based on a certain percentage of salary for a period of 10 years after retirement. As of December 31, 2003, and 2002, the Corporation had accrued a liability of $4,655,000 and $3,781,000, respectively, for the SERP.

Defined Contribution Plan

        A 401(k) deferred savings plan covers eligible employees of the Banks. Employees may contribute up to a maximum of 15% of salary on a pretax basis with a 50% employer match up to a maximum of 3% of salary. Contributions charged to earnings were $471,000, $519,000, and $371,000 for 2003, 2002 and 2001, respectively.

Note 11—Shareholders' Equity

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

Note 12—Stock Options

        Information about stock options outstanding at December 31, 2003, is summarized as follows:

	Outstanding	Weighted-Average Exercise Price
Balance 1/1/01	1,896,305	$10.76
Granted	11,571	13.16
Exercised	(82,848)	10.42
Cancelled	(89,648)	10.64

Balance 12/31/01	1,735,380	10.79
Granted	50,563	18.12
Exercised	(122,670)	10.27
Cancelled	(4,725)	10.57

Balance 12/31/02	1,658,548	11.06
Granted	164,000	28.90
Exercised	(182,759)	10.58
Cancelled	(781)	10.57

Balance 12/31/03	1,639,008	$11.74

        The weighted average fair value of options granted during 2003, 2002 and 2001 were $28.90, $18.12 and $13.16, respectively.

        The following table summarizes information about options as of December 31, 2003:

	Options as of December 31, 2003
	Options Outstanding			Options Exercisable
Range of Exercise price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$9.51 — $12.68	1,403,044	6.6 Years	$10.82	933,936	$10.94
12.68 — 15.85	21,701	5.6 Years	$13.97	21,701	$13.97
15.85 — 19.01	37,763	8.0 Years	$17.66	37,106	$17.66
19.01 — 22.18	54,500	9.0 Years	$20.50	54,500	$20.50
28.52 — 31.69	122,000	10.0 Years	$31.69	—	$—

	1,639,008			1,047,243

Note 13—Commitments and Contingent Liabilities

Lease Commitments

        Lease commitments for equipment and banking locations expire intermittently over the years through 2036. Most banking location leases require the lessor to pay insurance, maintenance costs and property taxes. Approximate minimum rental commitments for existing operating leases at December 31, 2003, are as follows:

(In thousands)	Total Operating Leases
2004	$2,054
2005	1,501
2006	1,032
2007	1,012
2008	971
Thereafter	6,965

Total	$13,535

        Total lease expense amounted to $2,171,000, $2,090,000 and $2,109,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Other

        Based on consultation with the Corporation's legal counsel, management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Note 14—Financial Instruments with Off-Balance Sheet Risk

        The Banks are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

        The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amounts of those instruments. The Banks use the same stringent credit policies in extending these commitments as they do for recorded financial instruments and control their exposure to loss through credit approval and monitoring procedures. These commitments are generally issued for one year or less, often expire without being drawn upon, and often are secured with appropriate collateral.

        The Banks offer commercial, mortgage and consumer credit products to their customers in the normal course of business. These products represent a diversified credit portfolio and are generally issued to borrowers within the Banks' branch office systems in eastern Pennsylvania. The ability of the customers to repay their credits is, to some extent, dependent upon the economy in the Banks' market areas.

        Unless noted otherwise, the Banks do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows (in thousands):

Commitments	2003 Total Amount Committed	2002 Total Amount Committed
Financial Instruments whose contract amounts represent credit risk:
Commitments to extend credit	$489,186	$414,127
Standyby letters of credit and financial guarantees written	13,644	9,545
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	45,000	—

        The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market-driven floating rate typical of prime in order for the Banks to recognize a more even interest rate spread on this business segment. This strategy will cause the Banks to recognize, in a rising rate environment, a lower overall interest rate spread than it otherwise would have without the swaps in effect. Likewise, in a falling rate environment, the Banks will recognize a larger interest rate spread than it otherwise would have without the swaps in effect.

Note 15—Regulatory Capital

	Actual		For capital Adequacy purposes		To be well capitalized under prompt corrective Action provision
As of December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$242,363	13.73%	$141,260	8.00%	$—	—
Harleysville National Bank and Trust Co	148,666	11.44%	104,001	8.00%	130,002	10.00%
Citizens National Bank	39,397	13.07%	24,108	8.00%	30,135	10.00%
Security National Bank	18,511	12.56%	11,789	8.00%	14,736	10.00%
Tier 1 Capital (to risk weighted assets):
Corporation	$223,613	12.66%	$70,630	4.00%	$—	—
Harleysville National Bank and Trust Co	137,756	10.60%	52,001	4.00%	78,001	6.00%
Citizens National Bank	35,630	11.82%	12,054	4.00%	18,081	6.00%
Security National Bank	16,666	11.31%	5,895	4.00%	8,842	6.00%
Tier 1 Capital (to risk weighted assets):
Corporation	$223,613	8.79%	$101,731	4.00%	$—	—
Harleysville National Bank and Trust Co	137,756	7.45%	73,989	4.00%	92,486	5.00%
Citizens National Bank	35,630	7.49%	19,033	4.00%	23,791	5.00%
Security National Bank	16,666	7.90%	8,435	4.00%	10,544	5.00%
	Actual		For capital Adequacy purposes		To be well capitalized under prompt corrective Action provision
As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Corporation	$222,217	13.38%	$132,866	8.00%	$—	—
Harleysville National Bank and Trust Co	133,945	11.16%	96,034	8.00%	120,043	10.00%
Citizens National Bank	37,125	12.01%	24,722	8.00%	30,903	10.00%
Security National Bank	17,033	12.60%	10,814	8.00%	13,517	10.00%
Tier 1 Capital (to risk weighted assets):
Corporation	$203,896	12.28%	$66,433	4.00%	$—	—
Harleysville National Bank and Trust Co	122,990	10.25%	48,017	4.00%	72,026	6.00%
Citizens National Bank	33,258	10.76%	12,361	4.00%	18,542	6.00%
Security National Bank	15,338	11.35%	5,407	4.00%	8,110	6.00%
Tier 1 Capital (to average assets):
Corporation	$203,896	8.19%	$99,640	4.00%	$—	—
Harleysville National Bank and Trust Co	122,990	6.88%	71,493	4.00%	89,366	5.00%
Citizens National Bank	33,258	6.91%	19,255	4.00%	24,069	5.00%
Security National Bank	15,338	7.77%	7,896	4.00%	9,869	5.00%

        The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material affect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital to risk-weighted assets. Management believes, as of December 31, 2003, that the Banks meet all capital adequacy requirements to which they are subject. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that have occurred that management believes has changed the Banks' category.

        The National Banking Laws require the approval of the Office of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceed the net profits of the bank (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Banks may declare dividends in 2004 of approximately $39,000,000 plus an amount equal to the net profits of the Banks in 2004 up to the date of any such dividend declaration.

        Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances that one subsidiary bank can make to the Corporation at any time to 10% and in the aggregate 20% of the Banks' capital stock and surplus. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof. At December 31, 2003, there were no investments, loans, extensions of credit or advances from any of the Banks to the Corporation.

Note 16—Fair Value of Financial Instruments

        SFAS No. 107 "Disclosures about Fair Values of Financial Instruments," requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Corporation had to use significant estimates and present value calculations to prepare this disclosure.

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

        Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values and recorded book balances at December 31, 2003 and 2002 are outlined as follows:

        For cash and due from banks, interest-bearing deposits in banks and federal funds sold, the recorded book values of $94,857,000 and $104,087,000 at December 31, 2003 and 2002, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

        The loan portfolio, net of unearned income, at December 31, 2003 and 2002, has been valued using a present value discounted cash flow analysis where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value approximates its fair value.

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Investment Securities	$924,874	$926,367	$971,467	$972,706
Loans, Net	$1,408,391	$1,425,005	$1,333,292	$1,348,922

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

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Time Deposits	$673,059	$687,373	$769,448	$859,647
Borrowings	$250,056	$275,656	$248,906	$270,774

        The fair values of demand notes, federal funds purchased, borrowings, and securities sold under agreements to repurchase of $250,056,000 and $248,906,000 at December 31, 2003 and 2002, respectively, approximate their recorded book balances.

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

        The fair value of interest rate swaps are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of the interest rate swap agreements are $173,000 at December 31, 2003.

Note 17—Condensed Financial Information Parent-Company Only

        Condensed financial statements of Harleysville National Corporation follow:

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in thousands)
Assets:
Cash	$1,910	$2,031
Investments in subsidiaries	229,923	209,204
Other assets	308	136

Total assets	$232,141	$211,371

Liabilities and shareholders' equity:
Guaranteed preferred beneficial interest in Corporation's subordinated debentures	$5,000	$5,000
Other liabilities	88	165

Total liabilities	5,088	5,165

Shareholders' equity:
Common stock	24,668	19,597
Additional paid in capital	98,646	96,585
Retained earnings	109,502	94,677
Treasury stock	(13,861)	(11,590)
Net unrealized gain on investment securities available for sale	8,098	6,937

Total shareholders' equity	227,053	206,206

Total liabilities and shareholders' equity	$232,141	$211,371

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Dividends from subsidiaries	$16,566	$19,879	$12,293
Investment income	16	16	8

Total operating income	16,582	19,895	12,301

Interest on subordinated debt	517	517	451
Other expenses	9	10	22

Total operating expenses	526	527	473

Income before income tax expense and equity in undistributed net income of subsidiaries	16,056	19,368	11,828
Income tax expense	(179)	(179)	(163)

Income before equity in undistributed net income of subsidiaries	16,235	19,547	11,991
Equity in undistributed net income of subsidiaries	19,098	13,380	16,829

Net income	$35,333	$32,927	$28,820

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Operating activities:
Net income	$35,333	$32,927	$28,820
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of banks	(19,098)	(13,380)	(16,829)
Net (increase) decrease in assets	(172)	8	(144)
Net (decrease) increase in other liabilities	(537)	23	147

Net cash provided by operating activities	15,526	19,578	11,994

Investing activities:
Capital contributions made to the subsidiaries	—	(600)	—

Net cash used in investing activities	—	(600)	—

Financing activities:
Proceeds from issuance of long-term debt	—	—	5,000
Cash dividends and fractional shares	(15,566)	(13,495)	(11,893)
Repurchase of common stock	(2,271)	(6,244)	(5,093)
Stock options and awards	2,190	1,266	867

Net cash used in financing activities	(15,647)	(18,473)	(11,119)

Net (decrease) increase in cash	(121)	505	875
Cash and cash equivalents at beginning of year	2,031	1,526	651

Cash and cash equivalents at end of year	$1,910	$2,031	$1,526

Note 18—Quarterly Financial Data (Unaudited)

        The following is the summarized (unaudited) consolidated quarterly financial data of the Corporation which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Corporations' results of operations:

	Three Months Ended 2003
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share information)
Interest income	$30,585	$29,889	$28,439	$30,287
Net interest income	19,199	19,805	19,223	20,894
Provision for loan losses	609	1,320	630	641
Other operating income	7,211	9,959	5,252	5,216
Operating expenses	15,513	17,127	13,098	13,891
Income before income tax expense	10,288	11,317	10,747	11,578
Income tax expense	1,823	2,216	1,952	2,606

Net income	$8,465	$9,101	$8,795	$8,972

Net income per share
Diluted	$0.34	$0.37	$0.36	$0.37

Basic	$0.36	$0.38	$0.37	$0.37

	Three Months Ended 2002
	March 31	June 30	Sept. 30	Dec. 31
Interest income	$33,689	$33,452	$33,118	$32,371
Net interest income	20,608	20,450	19,679	19,283
Provision for loan losses	1,351	1,094	956	969
Other operating income	5,523	6,119	5,441	5,440
Operating expenses	14,479	14,714	13,501	13,603
Income before income tax expense	10,301	10,761	10,663	10,151
Income tax expense	2,488	2,383	2,250	1,828

Net income	$7,813	$8,378	$8,413	$8,323

Net income per share
Diluted	$0.32	$0.34	$0.34	$0.34

Basic	$0.33	$0.35	$0.35	$0.35

Accountants and Business Advisors

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Harleysville National Corporation

        We have audited the accompanying consolidated balance sheets of Harleysville National Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harleysville National Corporation as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania January 9, 2004
Suite 3100 Two Commerce Square 2001 Market Street Philadelphia, PA 19103-7080 T 215.561-4200 F 215.561.1066 W www.grantthorton.com
Grant Thornton LLP US Member of Grant Thornton International

Item 1. History and Business

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

        On October 15, 2003, the Corporation and HNB entered into an agreement and plan of merger with Millennium Bank whereby Millennium Bank will be merged into and with HNB. The transaction is expected to be consummated in the second quarter of 2004 providing all necessary shareholder and regulatory approvals are met.

        As of December 31, 2003, the Corporation had total assets of $2,510,939,000, total shareholders' equity of $227,053,000 and total deposits of $1,979,081,000.

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

        As of December 31, 2003, the Corporation and the Banks employed approximately 623 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

        Effective March 29, 2004, the charters of Citizens National Bank and Security National Bank will be combined into the charter of Harleysville National Bank. In combining the three banks, the Corporation reorganized internally to improve efficiencies and productivity, thus realizing cost savings. Streamlined operations will enable our employees to be more responsive to our customers. Our customers will be able to bank at any one of our 41 offices throughout 10 counties in Eastern Pennsylvania, no matter where they live or travel in the area.

Competition

        The Banks compete actively with other eastern Pennsylvania financial institutions, many larger than the Banks, as well as with financial and non-financial institutions headquartered elsewhere. The Banks are generally competitive with all competing institutions in their service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans, and fees and charges for trust services. At December 31, 2003, HNB's legal lending limit to a single customer was $22,295,000 and CNB's and SNB's legal lending limits to a single customer were $5,911,000 and $2,815,000, respectively. Many of the institutions with which the Banks compete are able to lend significantly more than these amounts to a single customer.

Supervision and Regulation—The Registrant

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

Supervision and Regulation—Banks

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

        Under the Community Reinvestment Act of 1977, the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating like "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. These ratings are publicly disclosed.

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

	Total Risk Based Ratio	Tier 1 Risk Based Ratio	Tier 1 Leverage Ratio	Under a Capital Order or Directive
Capital Category
Well capitalized	M10.0%	M6.0%	M5.0%	NO
Adequately capitalized	M8.0%	M4.0%	M4.0%*
Undercapitalized	<8.0%	<4.0%	<4.0%*
Significantly undercapitalized	<6.0%	<3.0%	<3.0%
Critically undercapitalized			<2.0%

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

        Annual full-scope, on site regulatory examinations are required for all the FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every 18 months. Banks with total assets of $500 million or more, as of the beginning of fiscal year 1993, are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of such banks are required to attest to the accuracy of management's report regarding the internal control structure of the bank. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the Banks' supervising government banking agencies. These accounting and reporting reforms do not apply to an institution such as a bank with total assets at the beginning of its fiscal year of less than $500 million, such as CNB or SNB.

        FDICIA also requires that banking agencies reintroduce loan-to-value ratio regulations which were previously repealed by the 1982 Act. Loan-to-values limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage, set by regulation, of the value of the real estate.

        A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991," requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, a bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. The operational cost of complying with the Truth-In-Savings law had no material impact on liquidity, capital resources or reported results of operations.

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

Office	Office Location	Owned/Leased
Harleysville	483 Main Street, Harleysville, PA	Owned
Skippack	Route 73, Skippack, PA	Owned
Limerick	Ridge Pike, Limerick, PA	Owned
North Penn	Welsh & North Wales Rd., North Wales, PA	Owned
Gilbertsville	Gilbertsville Shopping Center, Gilbertsville, PA	Leased
Hatfield	Snyder Square, Hatfield, PA	Leased
North Broad	North Broad Street, Lansdale, PA	Owned
Marketplace	Marketplace Shopping Center, Lansdale, PA	Leased
Normandy Farms	Morris Road, Blue Bell, PA	Leased
Horsham	Babylon Business Center, Horsham, PA	Leased
Meadowood	Route 73, Worcester, PA	Leased
Collegeville	364 Main Street, Collegeville, PA	Owned
Sellersville	209 North Main Street, Sellersville, PA	Owned
Trainers Corner	Trainers Corner Center, Quakertown, PA	Leased
Quakertown Main	224 West Broad Street, Quakertown, PA	Owned
Spring House	1017-1031 N. Bethlehem Pike, Spring House, PA	Owned
Red Hill	400 Main Street, Red Hill, PA	Owned
Doylestown	500 East State Road, Doylestown, PA	Leased
Audubon	2624 Egypt Road, Audubon, PA	Owned*
Chalfont	251 West Butler Avenue, Chalfont, PA	Leased
Royersford	440 W. Linfield-Trappe Road, Royersford, PA	Owned*
Souderton	702 Route 113, Souderton, PA	Leased
Foulkeways	1120 Meetinghouse Road, Gwynedd, PA	Leased
Lansford	13-15 West Ridge Street, Lansford, PA	Owned
Summit Hill	2 East Ludlow Street, Summit Hill, PA	Owned
Lehighton	904 Blakeslee Blvd, Lehighton, PA	Owned
Honesdale	1001 Main Street, Honesdale, PA	Owned
McAdoo	25 North Kennedy Drive, McAdoo, PA	Owned
Slatington	502 Main Street, Slatington, PA	Owned
Slatington Handi-Bank	705 Main Street, Slatington, PA	Owned
Lehigh Township	4421 Lehigh Drive, Walnutport, PA	Owned
Palmerton	372 Delaware Avenue, Palmerton, PA	Owned
Kresgeville	Route 209, Kresgeville, PA	Leased
Allentown	1602-1604 Allen Street, Allenton, PA	Leased
Pottstown	One Security Plaza, Pottstown, PA	Leased
Pottstown	1450 East High Street, Pottstown, PA	Leased
Pottstown	930 North Charlotte Street, Pottstown, PA	Leased
Pottstown	Rt. 100 and Shoemaker Road, Pottstown, PA	Owned*
Boyertown	Rt. 100 and Baus Road, Boyertown, PA	Leased
Douglassville	1191 Ben Franklin Parkway, Douglassville, PA	Leased

* Branch buildings are owned by the Banks and the land is leased.

        In management's opinion, all of the above properties are in good condition and are adequate for the Registrant's and the Banks' purposes.

Item 3.    Legal Proceedings

        Management, based on consultation with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries—HNB, CNB, SNB, HNC Financial Company and HNC Reinsurance Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Banks by government authorities.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 2003 to a vote of holders of the Corporation's Common Stock.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Within the ninety days prior to the filing of this report, the Corporation's management, under the supervision and with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures, as defined in Rule 13a-14c under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant or material weaknesses) in the Corporation's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

Item 10.    Executive Officers of Registrant

        The following listing sets forth the name, age (as of February 12, 2004) and principal position regarding the Executive Officers of the Corporation

Name	Age	Position
Walter E. Daller, Jr	64	Chairman of the Board, President and Chief Executive Officer of the Corporation.
Demetra M. Takes	53	President and Chief Executive Officer of Harleysville since 1999, prior position was President and Chief Operating Officer of Harleysville.
Thomas D. Oleksa	50	President and Chief Executive Officer of Citizens National Bank.
Fred C. Reim, Jr	60	President and Chief Executive Officer of Security National Bank since 1998, prior position was Senior Vice President of Harleysville.
Gregg J. Wagner	43	Executive Vice President and Chief Financial Officer since 2000, prior position was Senior Vice President of Finance.
Mikkalya W. Murray	48	Executive Vice President and Chief Credit Officer since 2000, prior position was Senior Vice President of Loan Administration.
Clay T. Henry	43	Executive Vice President of Trust and Investment Services since 2004, prior position was Senior Vice President.

        The rules of the Securities and Exchange Commission require that the corporation disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors and executive officers. To the best of the Corporation's knowledge, there were no late filings of reports of stock ownership by its directors and executive officers.

Exhibits

Exhibit No.	Description of Exhibits
(3.1)	Harleysville National Corporation Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3(a) to the Corporation's Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)
(3.2)	Harleysville National Corporation By-laws. (Incorporated by reference to Exhibit 3(b) to the Corporation's Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)
(10.1)	Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by Reference to Exhibit 4.3 of Registrant's Registration Statement No. 33-57790 on Form S-8, filed with the Commission on October 1, 1993.)
(10.2)	Harleysville National Corporation Stock Bonus Plan. (Incorporated by Reference to Exhibit 99A of Registrant's Registration Statement No. 33-17813 on Form S-8, filed with the Commission on December 13, 1996.)
(10.3)	Supplemental Executive Retirement Plan. (Incorporated by Reference to Exhibit 10.3 of Registrant's Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)
(10.4)	Walter E. Daller, Jr., Chairman, President and Chief Executive Officer's employment agreement. (Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)
(10.5)	Demetra M. Takes, President and Chief Executive Officer of Harleysville employment agreement. (Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)
(10.6)	Vernon L. Hunsberger, Senior Vice President/CFO and Cashier's employment agreement. (Incorporated by Reference to Registrant's Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)
(10.7)	Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to Registrant's Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June 4, 1999.)
(10.8)	Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by Reference to Registrant's Registration Statement No. 333-79973 on Form S-8 filed with the Commission on June 4, 1999.)
(10.9)	Agreement and Plan of Merger dated as of October 15, 2004, by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and Millennium Bank, as amended February 2, 2004. (Incorporated by reference to Appendix A to the proxy statement/prospectus on the Corporation's Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)
(10.10)	Employment Agreement by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and David E. Sparks, dated as of October 15, 2003 (incorporated by reference to Appendix A to the proxy statement/prospectus on the Corporation's Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(10.11)	Amendment to Employment Agreement by and among David R. Kotok, Millennium Bank, Cumberland Advisors, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company dated October 15, 2003 (incorporated by reference to Appendix A to the proxy statement/prospectus on the Corporation's Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)
(13)	Excerpts from the Corporation's 2003 Annual Report to Shareholders.
(14)	Code of Ethics
(21)	Subsidiaries of Registrant.
(23)	Consent of Grant Thornton LLP, Independent Certified Public Accountants.
(31.1)	Certification pursuant to Section 302. Walter E. Daller, Jr., Chairman, President and Chief Executive Officer.
(31.2)	Certification pursuant to Section 302. Gregg J. Wagner, Executive Vice President and Chief Financial Officer.
(32.1)	Certification pursuant to Section 906.
(32.2)	Certification pursuant to Section 906.

(b)    Report on Form 8-K.

        On October 14, 2003, the Registrant filed a Form 8-K containing the third quarter of 2003 earnings press release.

        On October 16, 2003, the Registrant filed a Form 8-K announcing its definitive agreement to acquire Millennium Bank signed on October 15, 2003.

        On November 20, 2003, the Registrant filed a Form 8-K announcing that on November 17, 2003 the Registrant declared a dividend of 16 cents per share and a special dividend of 3 cents per share, payable December 15, 2003.

        On December 1, 2003, the Registrant filed a Form 8-K announcing that the Registrant's audit committee amended and restated its charter.

        On December 24, 2003, the Registrant filed a Form 8-K announcing that the Registrant received approval of the OCC to combine the charters of its subsidiary banks, Security National Bank and Citizens National Bank into its largest subsidiary bank, Harleysville National Bank and Trust Company, as of March 26, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEYSVILLE NATIONAL CORPORATION
By:	/s/ WALTER E. DALLER, JR. Walter E. Daller, Jr. President

Date: February 25, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. BATEMAN II Walter R. Bateman II	Director	February 25, 2004
/s/ LEEANN BERGEY LeeAnn Bergey	Director	February 25, 2004
/s/ WALTER E. DALLER, JR. Walter E. Daller, Jr.	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2004
/s/ HAROLD A. HERR Harold A. Herr	Director	February 25, 2004
/s/ GREGG J. WAGNER Gregg J. Wagner	Treasurer (Principal Financial and Accounting Officer)	February 25, 2004
/s/ STEPHANIE S. MITCHELL Stephanie S. Mitchell	Director	February 25, 2004
/s/ THOMAS C. LEAMER Thomas C. Leamer	Director	February 25, 2004
/s/ JAMES A. WIMMER James A. Wimmer	Director	February 25, 2004
/s/ WILLIAM M. YOCUM William M. Yocum	Director	February 25, 2004

EXHIBIT INDEX

Exhibit
(13)	Excerpts from the Corporation's 2003 Annual Report to Shareholders
(14)	Code of Ethics
(21)	Subsidiaries of Registrant.
(23)	Consent of Grant Thornton LLP, Independent Certified Public Accountants.
(31.1)	Certification pursuant to Section 302. Walter E. Daller, Jr., Chairman, President and Chief Executive Officer.
(31.2)	Certification pursuant to Section 302. Gregg J. Wagner, Executive Vice President and Chief Financial Officer.
(32.1)	Certification pursuant to Section 906.
(32.2)	Certification pursuant to Section 906.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
HARLEYSVILLE NATIONAL CORPORATION Index
Form 10-K Cross Reference Sheet of Material Incorporated by Reference
Forward-Looking Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED SUMMARY OF OPERATIONS
HARLEYSVILLE NATIONAL CORPORATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF INCOME
CONDENSED STATEMENTS OF CASH FLOWS
Report of Independent Certified Public Accountants
Exhibits
SIGNATURES
EXHIBIT INDEX