Form 10-Q
period 2004-03-31
HARLEYSVILLE NATIONAL CORP
filed 2004-05-10
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ___________ to __________

Commission file number 0-15237

___________________

HARLEYSVILLE NATIONAL CORPORATION
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
Yes X  No ?

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X  No ?

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,936,580 shares of Common Stock, $1.00 par value, outstanding on May 6, 2004.

HARLEYSVILLE NATIONAL CORPORATION

INDEX TO FORM 10-Q REPORT

PAGE

Part I. Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets –March 31, 2004 and December 31, 2003	3

Consolidated Statements of Income – Three Months Ended March 31, 2004 and 2003	4

Consolidated Statements of Shareholders’ Equity – Three Months Ended March 31, 2004 and Year	5
Ended December 31, 2003

Consolidated Statements of Cash Flows – Three Months Ended March 31, 2004 and 2003	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	22

Part II. Other Information

Item 1. Legal Proceedings	23

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	26

Certifications	29-32

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)	March 31, 2004	December 31, 2003

Assets
Cash and due from banks	$49,310	$56,306
Federal funds sold	27,000	30,000
Interest-bearing deposits in banks	2,174	8,551

Total cash and cash equivalents	78,484	94,857

Residential mortgage loans held for sale	1,889	164
Investment securities available for sale	929,745	904,870
Investment securities held to maturity	19,004	20,004
(fair value $20,452 and $21,497, respectively)
Total loans and leases	1,426,256	1,408,227
Less: Allowance for loan losses	(16,464)	(16,753)

Net loans	1,409,792	1,391,474

Bank premises and equipment, net	24,391	23,329
Accrued interest receivable	10,357	10,169
Net assets in foreclosure	423	935
Intangible assets, net	2,743	2,731
Bank-owned life insurance	51,305	50,693
Other assets	14,195	11,713

Total assets	$2,542,328	$2,510,939

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$317,567	$294,121
Interest-bearing:
Checking accounts	268,110	283,607
Money market accounts	521,084	506,516
Savings	225,981	221,778
Time, under $100,000	481,400	491,740
Time, $100,000 or greater	154,379	181,319

Total deposits	1,968,521	1,979,081
Securities sold under agreements to repurchase	78,558	72,291
Federal funds purchased		3,000
U.S. Treasury demand notes	2,015	2,015
Long-term borrowings	172,750	172,750
Accrued interest payable	24,339	22,920
Subordinated debt	25,774	-
Guaranteed preferred beneficial interest in Corporation's
subordinated debentures	-	5,000
Other liabilities	32,407	26,829

Total liabilities	2,304,364	2,283,886

Shareholders' Equity:
Series preferred stock, par value $1 per share;
authorized 8,000,000 shares, none issued	-	-
Common stock, par value $1 per share; authorized 75,000,000
shares; issued 24,812,239 shares at March
31, 2004 and 24,667,707 shares at December 31, 2003	24,812	24,668
Additional paid in capital	100,828	98,646
Retained earnings	114,335	109,502
Treasury stock, at cost: 822,633 shares in 2004 and 2003	(13,861)	(13,861)
Accumulated other comprehensive income	11,850	8,098

Total shareholders' equity	237,964	227,053

Total liabilities and shareholders' equity	$2,542,328	$2,510,939

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except weighted average number of common shares and per share information)	Three months ended March 31,

	2004	2003

Interest Income:	(Unaudited )
Loans, including fees	$19,496	$19,722
Lease financing	1,305	1,849
Investment securities:
Taxable	5,521	5,081
Exempt from federal taxes	2,763	3,861
Federal funds sold	74	45
Deposits in banks	14	27

Total interest income	29,173	30,585

Interest Expense:
Savings deposits	1,727	2,594
Time, under $100,000	4,324	5,092
Time, $100,000 or greater	790	1,405
Borrowed funds	2,102	2,295

Total interest expense	8,943	11,386

Net interest income	20,230	19,199
Provision for loan losses	489	609

Net interest income after provision for loan losses	19,741	18,590

Other Operating Income:
Service charges	1,925	1,830
Gains on sales of investment securities, net	900	1,316
Trust and investment sevices income	1,121	888
Bank-owned life insurance income	611	631
Income on life insurance	-	1,119
Other Income	1,226	1,427

Total other operating income	5,783	7,211

Net interest income after provision for loan losses and other operating income	25,524	25,801

Other Operating Expenses:
Salaries, wages and employee benefits	8,277	7,841
Occupancy	1,084	1,023
Furniture and equipment	1,258	1,305
Other expenses	3,198	5,344

Total other operating expenses	13,817	15,513

Income before income tax expense	11,707	10,288

Income tax expense	2,800	1,823

Net income	$8,907	$8,465

Weighted average number of common shares:
Diluted	24,793,529	24,469,511

Basic	23,931,459	23,770,390

Net income per share information:
Diluted	$0.36	$0.34

Basic	$0.37	$0.36

Cash dividends per share	$0.17	$0.15

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

Harleysville National Corporation and Subsidiaries
(Unaudited)
(Dollars and share information in thousands)

Three Months Ended March 31, 2004

	Common Stock

	Number of shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total		Comprehensive Income

Balance, January 01, 2004	24,668	$24,668	$98,646	$109,502	$8,098	$(13,861)	$227,053	$
Issuance of stock for stock options	144	144	2,182	-	-	-	2,326
Net income	-	-	-	8,907	-	-	8,907		8,907
Other comprehensive income,
net of reclassifications and tax	-	-	-	-	3,752	-	3,752		3,752
Cash dividends	-	-	-	(4,074)	-	-	(4,074)

Comprehensive income									$12,659

Balance, March 31, 2004	24,812	$24,812	$100,828	$114,335	$11,850	$(13,861)	$237,964

For the Year Ended December 31, 2003

	Common Stock

	Number of shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total		Comprehensive Income

Balance, January 01, 2003	19,597	$19,597	$96,585	$94,677	$6,937	$(11,590)	$206,206	$
Stock options	142	142	2,055	-	-	-	2,197
Stock dividends	4,929	4,929	-	(4,942)	-	-	(13)
Stock awards	-	-	6	-	-	-	6
Net income	-	-	-	35,333	-	-	35,333		35,333
Other comprehensive income,
net of reclassifications and tax	-	-	-	-	1,161	-	1,161		1,161
Purchases of Treasury stock	-	-	-	-	-	(2,271)	(2,271)
Cash dividends	-	-	-	(15,566)	-	-	(15,566)

Comprehensive income									$36,494

Balance, December 31, 2003	24,668	$24,668	$98,646	$109,502	$8,098	$(13,861)	$227,053

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Three months ended March 31,
Operating Activities:	2004	2003

Net Income	$8,907	$8,465
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	489	940
Depreciation and amortization	875	678
Net amortization of investment
securities discount/premiums	974	2,685
Deferred income taxes	(733)	(2,012)
Gains on sale of investment securities, net	(900)	(1,316)
Decrease (increase) in accrued income receivable	(188)	586
Net increase (decrease) in accrued interest payable	1,419	(2,323)
Net increase in other assets	(2,903)	(495)
Net increase in other liabilities	4,360	4,621
(Increase) decrease in deferred cost, net	0	0
Net cash provided by operating activities	12,300	11,829

Investing Activities:
Proceeds from sales of investment securities available for sale	593,295	399,526
Proceeds, maturity or calls of investment securities held to maturity	1,000	301
Proceeds, maturity or calls of investment securities available for sale	55,727	189,276
Purchases of investment securities available for sale	(668,269)	(570,638)
Net increase in loans	(20,790)	(5,149)
Net increase in premises and equipment	(1,526)	(667)
Net increase in bank-owned life insurance	(612)	(78)
Proceeds from sales of other real estate	769	318

Net cash (used by) provided by investing activities	(40,406)	12,889

Financing Activities:
Net decrease in deposits	(10,559)	(26,356)
Net decrease in U.S. Treasury demand notes	0	(320)
Decrease in Federal Funds Purchased	(3,000)
Increase (decrease) in securities sold under agreement	6,267	(5,667)
Advances of long-term debt	20,774	0
Cash dividends	(4,074)	(3,611)
Repurchase of common stock	0	(991)
Proceeds from the exercise of stock options	2,326	283
Net cash (used by) provided by financing activities	11,734	(36,662)

Net decrease in cash and cash equivalents	(16,372)	(11,944)
Cash and cash equivalents at beginning of period	94,856	104,087

Cash and cash equivalents at end of the period	$78,484	$92,143

Cash paid during the period for:
Interest	$7,524	$13,709

Income taxes	$0	$0

Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$257	$413

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries, - Harleysville National Bank and Trust Company ("Harleysville"), HNC Financial Company and HNC Reinsurance Company, as of March 31, 2004, the results of its operations for the three month period ended March 31, 2004 and 2003 and the cash flows for the three month period ended March 31, 2004 and 2003. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the notes thereto in the corporation's 2003 Annual Report on Form 10-K.

The results of operations for the three-month period ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 –Comprehensive Income

Comprehensive income is the change in equity of a business enterprise, during a period, from transactions and other events and circumstances from non-owner sources. Other comprehensive income consists of net unrealized gains (losses) on investment securities available for sale.

The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax	Net of tax
March 31, 2004	amount	Expense	amount

Unrealized gains on available for sale securities:
Unrealized holding gains
arising during period	$ 6,603	$ (2,311)	$ 4,292
Less reclassification
adjustment for gains
realized in net income	900	(315)	585

Net unrealized gains	5,703	(1,996)	3,707
Minimum Pension Liability	-	161	161
Change in fair value of derivatives			-
used for cash flow hedges	(178)	62	(116)
Other comprehensive income, net	$ 5,525	$ (1,773)	$ 3,752

(Dollars in thousands)	Before tax	Tax	Net of tax
March 31, 2003	amount	Expense	amount

Unrealized gains on available for sale securities:
Unrealized holding gains
arising during period	$ 8,635	$ (3,022)	$ 5,613
Less reclassification
adjustment for gains
realized in net income	1,316	(460)	856

Net unrealized gains	7,319	(2,562)	4,757
Minimum Pension Liability	-	-	-
Change in fair value of derivatives			-
used for cash flow hedges	-	-	-
Other comprehensive income, net	$ 7,319	$ (2,562)	$ 4,757

Note 3 – Stock Based Compensation

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

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,380,917 shares of common stock to key employees and directors. At March 31, 2004, 2,098,036 stock options had been granted under the stock option plans. The options have a term of ten years when issued and vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants at March 31, 2004 and March 31, 2003, respectively: dividend yield of 2.37% and 2.79%; expected volatility of 1.83% and 1.78%; risk-free interest rate of 3.55% and 3.34%; and an expected life of 7.20 years and 7.45 years.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2004	March 31, 2003

Net Income
As reported	$8,907	$8,465
Less: Stock-based compensation cost determined
under fair value method for all awards	320	150

Proforma	$8,587	$8,315

Earnings per share (Diluted)
As reported	$0.36	$0.34
Proforma	$0.35	$0.34

Earnings per share (Basic)
As reported	$0.37	$0.36
Proforma	$0.36	$0.35

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

Note 4- Variable interest entities

Management has determined that HNC Statutory Trust I (Trust) qualifies as a variable interest entity under FIN 46, as revised.  The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trust is included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which must be applied to certain variable interest entities by March 31, 2004.

The Company adopted the provisions under the revised interpretation in the first quarter of 2004.  Accordingly, the Company no longer consolidates Harleysville Statutory Trust I as of March 31, 2004.  FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of Trust’s expected residual returns. The deconsolidation resulted in the investment in the common stock of the Trust entity to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $155,000. In addition, the income received on the

Corporation’s common stock investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by the Trust based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as Harleysville Statutory Trust I becomes available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

Note 5 - Pension Plan.

Net periodic defined benefit pension expense for the three months ended March 31, 2004 and 2003 included the following components:

	2004	2003

Service cost	$218,000	$196,000
Interest cost	141,000	122,000
Expected return on plan assets	(119,000)	(90,000)
Amortization of prior service cost	(26,000)	(28,000)
Amortization of unrecognized net actuarial loss	20,000	48,000

Net periodic benefit expense	$234,000	$250,000

We currently expect to contribute approximately $1,300,000 to our pension plan in 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. We made contributions of $500,000 to the plan in the three months ended March 31, 2004.

Note 6 –Acquisition

On October 15, 2003, the Corporation entered into a definitive Agreement and Plan of Merger to acquire Millennium Bank.  Under the terms of the merger, Millennium Bank's shareholders will receive 0.6256 shares of the Corporation's common stock or $16.00 cash per share. Sixty percent (60%) of the transaction value will be paid in common stock of Harleysville National Corporation and forty percent (40%) will be paid in cash, or approximately $21 million. Options held by Millennium Bank option holders will also be subject to 60% stock and 40% cash allocation. Upon completion of the acquisition, Millennium Bank will be merged into Harleysville National Bank and Trust Company, a wholly-owned subsidiary of the Corporation.  This transaction has received all regulatory approvals and will be accounted for in accordance with SFAS No. 141 "Business Combinations”. The Millennium shareholders voted to approve the transaction on March 24, 2004 and the Corporation expects the transaction to close on April 30, 2004.

Note 7 – Capital Securities

HNC Statutory Trust II, a Delaware statutory trust subsidiary of Corporation (the "Trust II"), completed an offering of $20,000,000 of floating rate (three- month LIBOR plus a margin of 2.70%) Capital Securities (the "Capital Securities"), which represent undivided beneficial interests in the assets of the Trust II on March 25, 2004. The Trust II qualifies as a variable interest entity under FIN 46. The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. The Trust II holds, as its sole asset, a subordinated debenture in the amount of $20,619,000 issued by the Corporation on March 25, 2004.

Note 8- Earnings Per Share

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

	For the three months ended March 31, 2004

	Income	Shares		Per-Share
	(Numerator)	(Denominator	)	Amount

Basic EPS
Income available to common stockholders	$8,907,000	23,931,459		$0.37

Effect of Dilutive Securities
Stock options	$-	862,070		$(0.01)

Diluted EPS
Income available to common stockholders	$8,907,000	24,793,529		$0.36

Options to purchase 209,000 shares of common stock at $30.75 per share have been excluded in the computation of March 31, 2004 diluted EPS because the options' exercise price was greater than the average market price of the common stock.

	For the three months ended March 31, 2003

	Income	Shares		Per-Share
	(Numerator)	(Denominator	)	Amount

Basic EPS
Income available to common stockholders	$8,465,000	23,770,390		$0.36

Effect of Dilutive Securities
Stock options	$-	699,121		$(0.02)

Diluted EPS
Income available to common stockholders	$8,465,000	24,469,511		$0.34

Options to purchase 42,000 shares of common stock at $20.79 per share have been excluded in the computation of March 31, 2003 diluted EPS because the options' exercise price was greater than the average market price of the common stock.

Note 9 –Stock Split

On September 15, 2003, the Corporation paid a five-for-four common stock split to shareholders of record as of September 2, 2003. On September 16, 2002, the Corporation paid a 5% stock dividend on its common stock to shareholders of record as of September 3, 2002. All prior period amounts were restated to reflect these stock dividends.

Note 10- Loan commitments

The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on the Corporation's consolidated financial statements.

Note 11 – Certain prior period numbers have been reclassified to conform to current year presentation.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation, Harleysville, HNC Financial Company and HNC Reinsurance Company. The Corporation’s consolidated financial condition and results of operations consist almost entirely of Harleysville’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future. These are unaudited financial statements and, as such, are subject to year-end audit review.

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

Overview

The Corporation earned $8,907,000 in the first quarter of 2004, a 5.2% increase over first quarter 2003 earnings of $8,465,000. Lower operating expenses, a reduction in the provision for loan losses, an increase in both deposit service charges and trust and investment services income, partially offset by lower security gains and non-recurring income from life insurance proceeds contributed to the first quarter 2004 performance. Asset quality at March 31, 2004 also improved through a reduction in non-performing assets, compared to both December 31, 2003 and March 31, 2003.

First quarter 2004 diluted earnings per share of $.36 increased 5.9% over the first quarter 2003 diluted earnings per share of $.34. First quarter basic earnings per share in 2004 of $.37 exceeded the first quarter 2003 basic earnings per share of $.36 by 2.8%. The Corporation’s consolidated total assets were $2,542,328,000 at March 31, 2004, 2.9% above the March 31, 2003 level of $2,470,414,000.

For the three months ended March 31, 2004, the annualized return on average shareholders’ equity and the annualized return on average assets were 15.33% and 1.43%, respectively. For the same period in 2003, the annualized return on average shareholders’ equity was 16.18% and the annualized return on average assets was 1.38%. Excluding accumulated other comprehensive income, the annualized return on average realized shareholders’ equity for the first quarters of 2004 and 2003 were 15.97% and 16.78%, respectively.

Asset quality continued to improve in this economy that is slowly beginning to show signs of strength, as reflected by the improvement in loan quality ratios at March 31, 2004. Nonperforming assets (nonaccruing loans, net assets in foreclosure and loans past due 90 days or more and still accruing interest) were .21%  of total assets at March 31, 2004, compared to .22%  at December 31, 2003 and .26%  at March 31, 2003. The ratio of loan loss reserve to nonperforming loans was 341.3%  at March 31, 2004, compared to 371.7%  at December 31, 2003 and 286.6%  at March 31, 2003. The annualized net loans charged-off to average loans was 0.22%  during the first quarter of 2004, compared to 0.27%  during the first quarter of 2003.

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

Net Interest Income and Related Assets and Liabilities

Net interest income for the first three months of 2004 of $20,230,000 was $1,031,000 or 5.4% higher than the same period in 2003 net interest income of $19,199,000. As shown in the table below, this increase in net interest income was primarily the result of the higher net interest margin and higher earning asset volumes. Interest income was lower in 2004 compared to 2003 as a result of the impact of lower interest rates partially offset by the effect of growth in the loan portfolio and lower investment portfolio during this period. The yield earned on the loan portfolio is higher than the yield earned on the investment portfolio. The lower interest income was entirely offset by the decrease in interest expense related to the reduction in deposit and other borrowing rates.

The rate-volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 2004 over March 31, 2003 by their rate and volume components.

	Three Months Ended
	March 31, 2004
	Over/Under
(In thousands)	March 31, 2003

		Caused by:

	Total Variance	Rate	Volume

Interest Income:
Investment securities *	$(982)	$(330)	$(652)
Federal funds sold and deposits in banks	16	(24)	40
Loans *	(757)	(2,035)	1,278

Total	(1,723)	(2,389)	666

Interest Expense:
Savings deposits	(867)	(1,001)	134
Time deposits and certificates of deposit	(1,383)	(649)	(734)
Borrowed funds	(193)	(183)	(10)

Total	(2,443)	(1,833)	(610)

Net Interest Income	$720	$(556)	$1,276

*Tax Equivalent Basis

BALANCE SHEET ANALYSIS

The table below presents the major asset and liability categories on an average daily basis for the periods presented, along with interest income and expense, and key rates and yields.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL:

(Dollars in thousands)	Three Months Ended Mar 31, 2004				Three Months Ended Mar 31, 2003

	Average	Average			Average	Average
Assets	Balance	Rate		Interest	Balance	Rate		Interest

Investment securities:
Taxable investments	$677,371	3.26	% $	5,521	$ 642,481	3.60	% $	5,776
Nontaxable investments (1)	232,943	7.48		4,354	327,855	6.20		5,081

Total investment securities	910,314	4.34		9,875	970,336	4.48		10,857

Loans (1) (2)	1,414,802	5.96		21,083	1,329,093	6.57		21,840
Other rate-sensitive assets	40,381	0.87		88	22,183	1.30		72

Total earning assets	2,365,497	5.25		31,046	2,321,612	5.65		32,769

Noninterest-earning assets	131,588	-			128,785	-		-

Total assets	$2,497,085	4.97%	% $	31,046	$ 2,450,397	5.35%	% $	32,769

Liabilities And Shareholders' Equity
Deposits:
Demand	$280,809	-		$ -	$ 242,793	-		$ -
Savings	1,020,795	0.68		1,727	941,342	1.10		2,594
Time	659,877	3.11		5,114	754,631	3.44		6,497

Total deposits	1,961,481	1.40		6,841	1,938,766	1.88		9,091
Borrowed funds	251,278	3.35		2,102	252,411	3.64		2,295

Total interest bearing liabilities	2,212,759	1.62		8,943	2,191,177	2.08		11,386
Other liabilities	51,940	-		-	49,979	-		-

Total liabilities	2,264,699	1.58		8,943	2,241,156	2.03		11,386

Shareholders' equity	232,386	-		-	209,241	-		-

Total liabilities and shareholders' equity	$2,497,085	1.44	% $	8,943	$ 2,450,397	1.86%	% $	11,386

Average effective rate on
interest-bearing liabilities	$1,931,950	1.86	% $	8,943	$1,948,384	2.34	% $	11,386

Interest Income/Earning Assets	$$2,365,497	5.25	% $	31,046	$ 2,321,612	5.65	% $	32,769
Interest Expense/Earning Assets	$$2,365,497	1.52	% $	8,943	$ 2,321,612	1.96	% $	11,386

Net interest margin		3.73%				3.68%

(1) The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis.
(2) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Net interest income on a fully tax-equivalent basis in the first quarter of 2004 increased $720,000 or 3.4% over the same period in 2003. This increase was the result of the rise in the net interest margin and higher earning asset volumes. The net interest margin for the first quarter of 2004 of 3.73%, increased 5 basis points from the first quarter of 2003 net interest margin of 3.68%. Average earning assets increased $43.9 million or 1.9% during the first quarter of 2004 versus the comparable period in 2003. Growth in the higher yielding loan portfolio and a lower investment portfolio during this period contributed to the increase in net interest income. During the first three months of 2004, the average investment portfolio represented 38.5% of total earning assets compared to 41.8% during the same period in 2003. Average total loans grew $85,709,000 compared to a $60,022,000 decrease in average investments in the first three months of 2004, compared to the first three months of 2003.

 The yield earned on average earning assets during the first quarter of 2004 of 5.25% was 40 basis points lower than the 5.65% earned during the first quarter of 2003. The rate paid on average deposits and other borrowings of 1.86% during the first quarter of 2004 was 48 basis points lower than the 2.34% rate paid during the first quarter of 2003. Lower rate average savings deposits grew $79,453,000 and higher rate average time deposits decreased $94,754,000. Borrowed funds decreased $1,133,000 during this period.

Net Interest Margin

The net interest margins for the three-month periods ending March 31, 2004 and March 31, 2003 were 3.73%  and 3.68%, respectively. The first quarter 2004 net interest margin was higher than the first quarter of 2003, but lower than the fourth quarter of 2003 net interest margins of 3.68% and 3.82%, respectively.

During the first quarter of 2004, the Corporation continued to manage its balance sheet in an effort to position it for the longer term and potentially higher rates. The Corporation maintained a larger portion of its investment securities in shorter term money market type securities during the first quarter of 2004, as a result the balance sheet is better positioned to benefit from rising interest rates once the economy begins to improve.

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

The Corporation entered into three interest-rate swaps with a notional value totaling $45.0 million and a positive fair value of $89,000 at March 31, 2004.

The Corporation uses three principal reports to measure interest rate risk: asset/liability simulation reports; gap analysis reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks. The results of the March 31, 2004 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates are shocked up 300 basis points, but is outside of guidelines when rates are shocked down over 100 basis points.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities.

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
	of Equity	of Equity	Change	Percent Change

? Basis Points	300,295	(37,175)	-11.02%	45%
? Basis Points	323,038	(14,432)	-4.28%	30%
? Basis Points	341,168	3,698	1.10%	15%
Flat Rate	337,470	-	0.00%
-100 Basis Points	313,553	(23,917)	-7.09%	15%
-200 Basis Points	295,777	(41,693)	-12.35%	30%
-300 Basis Points	278,794	(58,676)	-17.39%	45%

In the event the Corporation should experience a mismatch in its desired gap ranges or an excessive decline in their market value of equity resulting from changes in interest rates, it has a number of options that it could use to remedy the mismatch. The Corporation could restructure its investment portfolios through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize growth in loan products with appropriate maturities or repricing attributes, or attract deposits or obtain borrowings with desired maturities.

Provision for Loan Losses

Harleysville uses the reserve method of accounting for credit losses. The balance in the allowance for loan and lease losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans. In addition, the Office of the Comptroller of the Currency (the OCC), as an integral part of their examination process, periodically reviews Harleysville’s allowance for loan losses. The OCC may require Harleysville to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Harleysville’s allowance for loan and lease losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for loan losses are an estimation. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. Harleysville’s allowance for loan losses components include the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes, competence of the loan review process and other historical loss model imprecision. Harleysville’s historical loss component is the most significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

The historical loss components of the allowance represent the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, expressed as percentages, relative to delinquency, risk rating and non-accrual, by segment.

The historical loss components of the allowance for commercial loans is based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectibility of loans. Harleysville analyzes all commercial loans that have been identified as having potential risk. The review is accomplished via Watchlist Memorandum, and designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions.

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

For the first three months of 2004, the provision for loan losses was $489,000, compared to $609,000 for the same period in 2003. This reduction in the provision for loan losses is reflective of the improvement in key loan quality related ratios. Non-performing assets decreased in the first quarter of 2004 by $1,137,000 and $196,000 from the first and fourth quarters of 2003, respectively. The ratio of the allowance for loan losses to non-performing loans (non-accruing loans and loans 90 days or more past due) was 341.3% at March 31, 2004, compared to 371.7% at December 31, 2003, and 286.6% at March 31, 2003. Non-performing assets, including non-accrual loans, net assets in foreclosure and loans 90 days or more past due was .21% of total assets at March 31, 2004, an improvement from the .22% at December 31, 2003, and the .26% at March 31, 2003. The lower provision for loan losses in the first quarter of 2004, compared to the first quarter of 2003, is reflective of the improved loan quality. Net loans charged off was $778,000 for the three months ended March 31, 2004, compared to $897,000 for the three months ended March 31, 2003.

Allowance for Loan Losses

A summary of the allowance for loan losses is as follows:

(Dollars in thousands)	March 31,

<BTB>	2004	2003

Average loans	$1,414,802	$1,329,093

Allowance, beginning of period	16,753	17,190

Loans charged off:
Commercial and industrial	166	438
Consumer	490	554
Real estate	56	152
Lease financing	240	74

Total loans charged off	952	1,218

Recoveries:
Commercial and industrial	0	0
Consumer	132	285
Real estate	5	10
Lease financing	37	26

Total recoveries	174	321

Net loans charged off	778	897

Provision for loan losses	489	609

Allowance, end of period	$16,464	$16,902

Ratio of net charge offs to average
loans outstanding (annualized)	0.22%	0.27%

Analysis of Credit Risk

	March 31, 2004	December 31, 2003	March 31, 2003

Non-accrual loans and leases	$ 3,645,000	$ 3,343,000	$ 4,492,000
Loans and Leases 90 days or more past due	1,178,000	1,164,000	1,406,000

Total nonperforming loans and leases	4,823,000	4,507,000	5,898,000
Net assets in foreclosure	423,000	935,000	485,000

Total nonperforming assets	$ 5,246,000	$ 5,442,000	$ 6,383,000

Allowance for loan and lease losses to nonperforming loans and leases	341.3%	371.7%	286.6%

Nonperforming loans and leases to total net loans and leases	0.34%	0.32%	0.44%

Allowance for loan and lease losses to total loans and leases	1.15%	1.19%	1.26%

Nonperforming assets to total assets	0.21%	0.22%	0.26%

The following table sets forth an allocation of the allowance for loan losses by loan category:

	March 31, 2004

		Percent
(Dollars in thousands)	Amount	of Loans

Real estate	$3,619	32%
Commercial
and industrial	6,676	30%
Consumer	5,099	34%
Lease financing	1,070	4%

Total	$16,464	100%

Nonperforming assets (nonaccruing loans, loans 90 days past due and net assets in foreclosure) were 0.21% of total assets at March 31, 2004 and 0.22% and 0.26% at December 31, 2003 and March 31, 2003, respectively. The ratio of the allowance for loan losses to loans at March 31, 2004 of 1.15% was lower than the December 31, 2003 ratio of 1.19% and the March 31, 2003 ratios of 1.26%.

Nonaccruing loans at March 31, 2004 of $3,645,000, increased $302,000 from the December 31, 2003 level of $3,343,000, and decreased $847,000 from the March 31, 2003 level of $4,492,000. The decrease in nonaccruing loans at March 31, 2004, compared to March 31, 2003 was primarily the result of decreases in commercial real estate, and commercial loans.

Net assets in foreclosure were $423,000 as of March 31, 2004, a decrease of $512,000 from the December 31, 2003 balance of $935,000. During the first three months of 2004, transfers from loans to assets in foreclosure were $257,000 and payments on foreclosed properties were $769,000. There were no write-downs of assets in foreclosure during this period. The loans transferred to assets in foreclosure included vehicle leases of $149,000, equipment leases of $108,000. The balance of net assets in foreclosure at March 31, 2004 was $423,000. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of March 31, 2004, loans past due 90 days or more and still accruing interest were $1,178,000 compared to $1,164,000 as of December 31, 2003 and $1,406,000 as of March 31, 2003. The increase in loans past due 90 days at March 31, 2004, compared to December 31, 2003 was due to an increase in real estate loans past due 90 days or more. The reduction from March 31, 2003 is the result of the lower level of commercial real estate loans past due 90 days or more.

The following information concerns impaired loans:
	Mar. 31, 2004	Dec. 31, 2003	Mar. 31, 2003

Impaired Loans	$2,022,000	$1,811,000	$2,643,000

Average year-to-date impaired loans	$1,816,000	$2,189,000	$2,707,000

Impaired loans with specific loss allowances	$2,022,000	$1,811,000	$2,643,000

Loss allowances reserved on impaired loans	$219,000	$185,000	$333,000

Year-to-date income recognized on impaired loans	$0	$63,000	$33,000

Harleysville’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Harleysville. Harleysville will not recognize income if these factors do not exist.

Other Operating Income

In the three months ending March 31, 2004, other operating income of $5,783,000 decreased $1,428,000, or 19.8%, from $7,211,000 for the same period in 2003. This decrease in other operating income is primarily the result of decreases in gains on sales of investment securities and income on life insurance of $416,000 and $1,119,000, respectively. Net of gains on sales of investment securities and income on life insurance, other operating income grew $107,000 or 2.2%. The increase is primarily the result of higher fees related to deposits and trust and investment services income. Service charges and trust and investment services income for the quarter ended March 31, 2004, increased $95,000 and $233,000 or 5.2% and 26.2% respectively, from the same period a year ago.

The Corporation recorded net security gains of $900,000 in the first quarter of 2004 and $1,316,000 in the first quarter of 2003. The Corporation sold investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments.

Income from the Investment Management and Trust Services Division increased $233,000 from $888,000 at March 31, 2003 to $1,121,000 at March 31, 2004. The 2004 first quarter Investment Management and Trust Services Division experienced a $233,000, or 26.2% increase in income, compared to the first quarter of 2003. These increases were the result of both the growth in trust assets and the higher market value of equities in trust assets experienced during 2004, compared to 2003.

The Corporation’s bank owned life insurance (BOLI) income decreased $20,000 or 3.2% during the first three months of 2004, compared to the same period in 2003. The reduction is due to lower yields on the insurance contracts partially offset by higher amounts of BOLI insurance. BOLI involves the purchase of life insurance by the Corporation on a chosen group of employees. The corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to Harleysville, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases. Bank deposits fund BOLI and the earnings from BOLI are recognized as other income.

Other income for the first three months of 2004 decreased $201,000 or 14.1%, compared to the same period in 2003. This decrease was primarily associated with lower gains on the sale of residential mortgages. The quarter-to-date gain on the sale of residential mortgages was $194,000 in 2004, compared to $612,000 in the same period in 2003. During the first quarter of 2004, residential mortgage sales amounted to $24,496,000 compared to $56,379,000 during the same period in 2003.

Other Operating Expenses

   During the first quarter 2004, other operating expenses of $13,817,000 decreased $1,696,000 or 10.9% from $15,513,000 in the first quarter of 2003. The reduction in other operating expenses was primarily due to a $2,146,000 decrease in other expenses, which primarily consists of reduced off-lease vehicle residual reserve expense amounting to $1,800,000 in the first quarter of 2004, compared to the first quarter of 2003 Net of the reduction in other expenses, total operating expenses increased $450,000 or 4.4% in the first quarter of 2004, compared to the first quarter of 2003. Contributing to this growth were increases in salaries and employee benefits, and occupancy expense of $436,000 and $61,000, respectively.

Employee salaries increased $95,000 or 1.5% from $6,385,000 for the first three months of 2003 to $6,480,000 for the same period in 2004. This increase reflects cost of living increases, merit increases and additional staff necessitated by the growth of Harleysville. Employee benefits of $1,797,000 expensed in the first three months of 2004, were $341,000 or 23.4% higher than the $1,456,000 of employee benefits expensed during the same period in 2003. The increase in employee benefits is primarily the result of $268,997 higher pension expense experienced during the first three months of 2004, compared to the first three months of 2003.

Net occupancy expense increased $61,000 or 6.0%, from $1,023,000 in the first three months of 2003 to $1,084,000 in the first three months of 2004. This increase was primarily the result of higher rent expenses, partially offset by a decrease in snow removal expenses associated with a milder winter in 2004. Furniture and equipment expense decreased $47,000 or 3.6%, during the first three months of 2004, compared to the same period in 2003. This decrease was related to lower computer equipment rental expense during the first quarter of 2004.

Other expenses decreased $2,146,000, or 40.2%, from $5,344,000 in the first three months of 2003, compared to $3,198,000 in other expenses recorded during the same period in 2004. This decrease was largely due to $1,800,000 reduction in expenses related to the off-lease vehicle residual reserve expense and higher deferred loan origination costs of $157,000.  The company reviews and adjusts, if necessary, the off-lease vehicle residual reserve on a quarterly basis.

Income Taxes

The effective income tax rate for the quarter ended on March 31, 2004 was 23.9% versus the statutory rate of 35%. The Corporation’s lower effective rate is lower than the statutory tax rate primarily as a result of tax exempt income earned from state and municipal securities and loans. The lower effective rate of 17.7% for the first quarter of 2003 was primarily the result of non-taxable income on life insurance proceeds amounting to $1,119,000 received during 2003.

Balance Sheet Analysis

Total assets increased $31,389,000, or 1.3%, from $2,510,939,000 at December 31, 2003 to $2,542,328,000 at March 31, 2004. This increase in assets was the result of a $18,029,000 growth in loans, $24,875,000 rise in investment securities available for sale and $1,725,000 increase in residential mortgage loans held for sale. These increases were partially offset by a decrease of $16,373,000 in cash and cash equivalents.

The balance of securities available for sale at March 31, 2004 of $929,745,000 increased $24,875,000 compared to the December 31, 2003 balance of $904,870,000. The increase was primarily as a result of higher money market investments of $17,118, 000 and an improvement in market value of $5,703,000 during the first quarter of 2004. Total loans and leases grew by $18,029,000 from $1,408,227,000 at December 31, 2003 to $1,426,256,000 at March 31, 2004. This growth was primarily due to increases in commercial real estate loans and home equity loans, partially offset by lower indirect vehicle financing and vehicle leases. Residential mortgage loans held for sale was $1,889,000 at March 31, 2004 up from $164,000 at December 31, 2003 due to increased mortgage banking activity during the quarter.

Total deposits decreased $10,560,000, or 0.5% from $1,979,081 at December 31, 2003 to $1,968,521,000 at March 31, 2004. During this period, core deposits grew $26,720,000 or 2.0% and certificates of deposits decreased $37,280,000 or 5.4%. The change in deposit mix was due to the Harleysville’s strategy to de-emphasize higher costing certificates of deposit and increase core deposits (noninterest-bearing checking, interest-bearing checking, money market accounts and savings accounts) to lower overall funding costs.

Other borrowings increased $3,267,000 or 1.3% during the first three months of 2004. This increase was the result of a $6,267,000 rise in securities sold under agreement to repurchase, offset by lower federal funds purchased of $3,000,000. Subordinated debt increased $20,774,000 from $5,000,000 (previously classified as guaranteed preferred beneficial interest in Corporation’s subordinated debentures) at December 31, 2003 to $25,774,000 at March 31, 2004. The increase is a result of HNC Statutory Trust II, a Delaware statutory trust subsidiary of the Corporation (the "Trust"), completing an offering of $20,000,000 of floating rate (three- month LIBOR plus a margin of 2.70%) Capital Securities (the "Capital Securities"), which represent undivided beneficial interests in the assets of the Trust on March 25, 2004.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending March 31, 2004 was $237,964,000 an increase of $10,911,000 over the end of 2003. The increase is the result of the retention of the Corporation's earnings and an increase in accumulated other comprehensive income less dividends paid to the shareholders. The accumulated other comprehensive income at March 31, 2004 was a gain of $11,850,000, compared to a gain of $8,098,000 at December 31, 2003. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars in thousands)
As of March 31, 2004			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision

	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$269,098	14.83%	$145,135	8.00%	$-	-

Harleysville National Bank	210,915	11.78%	143,218	8.00%	179,022	10.00%

Tier 1 Capital (to risk weighted assets):

Corporation	$250,478	13.81%	$72,567	4.00%	$-	-

Harleysville National Bank	194,250	10.85%	71,609	4.00%	107,413	6.00%

Tier 1 Capital (to average assets):

Corporation	$250,478	10.03%	$99,870	4.00%	$-	-

Harleysville National Bank	194,250	7.90%	98,357	4.00%	122,946	5.00%

(Dollars in thousands)
As of December 31, 2003			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision

	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$242,363	13.73%	$141,260	8.00%	$-	-

Harleysville National Bank	148,666	11.44%	104,001	8.00%	130,002	10.00%

Citizens National Bank	39,397	13.07%	24,108	8.00%	30,135	10.00%

Security National Bank	18,511	12.56%	11,789	8.00%	14,736	10.00%

Tier 1 Capital (to risk weighted assets):

Corporation	$223,613	12.66%	$70,630	4.00%	$-	-

Harleysville National Bank	137,756	10.60%	52,001	4.00%	78,001	6.00%

Citizens National Bank	35,630	11.82%	12,054	4.00%	18,081	6.00%

Security National Bank	16,666	11.31%	5,895	4.00%	8,842	6.00%

Tier 1 Capital (to average assets):

Corporation	$223,613	8.79%	$101,731	4.00%	$-	-

Harleysville National Bank	137,756	7.45%	73,989	4.00%	92,486	5.00%

Citizens National Bank	35,630	7.49%	19,033	4.00%	23,791	5.00%

Security National Bank	16,666	7.90%	8,435	4.00%	10,544	5.00%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders’ equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 2004, the Corporation’s Tier 1 risk-adjusted capital ratio was 13.81%, and the total risk-adjusted capital ratio was 14.83%, both well above the regulatory requirements. The risk-based capital ratios of Harleysville also exceeded regulatory requirements at March 31, 2004.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 10.04% at March 31, 2004 and 8.77% at December 31, 2003.

The year-to-date March 31, 2004 cash dividend per share of $.17 was 11.8% higher than the cash dividend for the same period in 2003 of $.15. The dividend payout ratio for the first three months of 2004 was 47.2%, compared to 44.7% for the same period in 2003. Activity in both the Corporation’s dividend reinvestment and stock purchase plan and the stock option plan did not have a material impact on capital during the first three months of 2004.

Liquidity

Liquidity is a measure of the ability of Harleysville to meet its needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, Harleysville arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model’s projection of potential sources and uses of funds for the next 120 days. The resulting projections as of March 31, 2004 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the Federal Home Loan Bank of Pittsburgh (the “FHLB”). Unused lines of credit at the FHLB were $606,747,000 as of March 31, 2004. Harleysville also has unused federal funds lines of credit of $60,000,000 and non-pledged investment securities available for sale of $509,373,000 as of March 31, 2004.

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

Effects of Inflation

Inflation has some impact on the Corporation and Harleysville’s operating costs. Unlike many industrial companies, however, substantially all of Harleysville’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation’s and Harleysville’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

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

Harleysville is a member of the Federal Reserve and, therefore, the policies and regulations of the Federal Reserve have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect Harleysville’s operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation and Harleysville cannot be predicted.

Environmental Regulations

There are several federal and state statutes, which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of a loan issued by the bank. Currently, neither the Corporation nor Harleysville are a party to any pending legal proceeding pursuant to any environmental statute, nor are the Corporation and Harleysville aware of any circumstances that may give rise to liability under any such statute.

Branching

Harleysville currently plans to open two new branches. During the second quarter of 2004, Harleysville plans to open a new location in Lower Salford Township, Montgomery County, Pennsylvania and a second location in Plymouth Township, Montgomery County, Pennsylvania during late fourth quarter 2004 or early first quarter of 2005. Both new branch sites are contiguous to our current service area and was chosen to expand the Bank’s market area and market share of loans and deposits.

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

The Asset/Liability Committee, using policies and procedures approved by Harleysville’s Boards of Directors, is responsible for managing the rate sensitivity position.

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided on pages 14 and 15 of this Form 10-Q.

Item 4 – Controls and Procedures

(a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

(b)The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

                      Management, based upon discussions with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries - Harleysville, HNC Financial Company and HNC Reinsurance Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and its subsidiaries by government authorities.

Item 2.   Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

  There was no change in securities or issuer purchase of securities during the three months ended on March 31, 2004

Item 3.   Defaults Upon Senior Securities

  Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

    (a)   The 2004 Annual Meeting of Shareholders was held at 9:30 a.m., on Tuesday, April 13, 2004 at Presidential Caterers, 2910 DeKalb
           Pike, Norristown, Pennsylvania 19401.

     (b), (c)  Two matters were voted upon as follows:

 1.  Two directors were elected, as below:

Elected                                                                                               Term Expires
Walter R. Bateman, II                                                                               2008
LeeAnn B. Bergey                                                                                     2008

The results of the voting for the directors are as follows:

Walter R. Bateman, II                                                                For                        17,124,355
                                                                                                  Against                    1,265,295
                                                                                                  Abstain                                  0

LeeAnn B. Bergey                                                                     For                         17,689,250
                                                                                                 Against                        700,400
                                                                                                 Abstain                                   0

Directors whose term continued after the meeting:                             Term Expires
James A. Wimmer                                                                                    2005
William M. Yocum                                                                                   2005
Walter E. Daller, Jr.                                                                                  2006
Thomas C. Leamer                                                                                   2006
Harold A. Herr                                                                                          2007
Stephanie S. Mitchell                                                                                2007

2.  Proposal to approve and adopt the Harleysville National Corporation 2004 Omnibus Stock Incentive Plan.

The results of the voting for the Omnibus Stock Incentive Plan are as follows:

For                           13,629,854
Against                      1,713,356
Abstain                         759,412

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

   The following exhibits are being filed as part of this Report:

Exhibit No.  Description of Exhibits

(2)                   Agreement and Plan of Merger dated October 15, 2003, by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and Millennium Bank, as amended February 2, 2004. (Incorporated by reference to Appendix A to the proxy statement/prospectus on the Corporation’s Registration Statement No. 333-111709 Form S-4, as filed on January 5, 2004.)

(3.1)                Harleysville National Corporation amended and restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(3.2)                Harleysville National Corporation Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to the Corporation’s Registration Statement No. 333-111709 on Amendment No. 1 to Form S-4, as filed on February 6, 2004.)

(10.1)              Employment Agreement by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and David E. Sparks, dated as of October 15, 2003 (incorporated by reference to Appendix A to the proxy statement/prospectus on the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(10.2)              Amendment to Employment Agreement by and among David R. Kotok, Millennium Bank, Cumberland Advisors, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company dated October 15, 2003 (incorporated by referenced to Appendix A to the proxy statement/prospectus on the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(10.3)               Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by Reference to Exhibit 4.3 of Registrant’s Registration Statement No. 33-57790 on Form S-8, filed with the Commission on October 1, 1993.)

(10.4)               Harleysville National Corporation Stock Bonus Plan. (Incorporated by Reference to Exhibit 99A of Registrant’s Registration Statement No. 33-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.5)               Supplemental Executive Retirement Plan. (Incorporated by Reference to Exhibit 10.3 of Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)

(10.6)               Walter E. Daller, Jr., Chairman, President and Chief Executive Officer’s employment agreement.  (Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)

(10.7)                Demetra M. Takes, President and Chief Executive Officer of Harleysville employment agreement.  (Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)

(10.8)                Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to Registrant’s Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June 4, 1999.)

(10.9)               Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by Reference to Registrant’s Registration Statement No. 333-79973 on Form S-8 filed with the Commission on June 4, 1999.)

(10.10)             Employment agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer
and Harleysville Management Services, LLC.

(10.11)             Supplemental executive retirement benefit agreement dated February 23, 2004 between Michael B. High, Executive Vice President
& Chief Financial Officer and Harleysville Management Services, LLC.

(10.12)             Employment agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management
Services, LLC.

(11)                  Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to page 4, 9 and 10 of this Form 10-Q.

(31)                  Section 302 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and Michael B. High, Executive Vice President and Chief Financial Officer.

(32)                   Section 906 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and Michael B. High, Executive Vice President and Chief Financial Officer.

(b)   Reports on Form 8-K

During the quarter ended March 31, 2004, the Registrant filed a Form 8-K containing the following:

On January 16, 2004 the Corporation reported the fourth quarter of 2003 earnings press release.

On March 26, 2004 the Corporation announced that its subsidiary, HNC Statutory Trust II, completed an offering of $20.0 million of floating-rate capital securities, which represent undivided beneficial interests in the assets of the trust.

On Feb. 18,2004 the Corporation announced that it appointed Gregg J. Wagner as its executive vice president and COO and Michael B. High as its executive vice president and CFO, both will be effective Feb. 23, 2004.

On Feb. 17, 2004 the Corporation declared a dividend of 17 cents per share, payable March 15, 2004 to shareholders as of Feb. 27, 2004.

On Feb. 13, 2004 the Corporation’s board of directors approved a revised code of ethics.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARLEYSVILLE NATIONAL CORPORATION

                                 /s/ Walter E. Daller, Jr.
                                Walter E. Daller, Jr., Chairman, President and Chief Executive Officer
                                (Principal executive officer)

/s/ Michael B. High
Michael B. High, Executive Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.   Description of Exhibits

(2)                         Agreement and Plan of Merger dated October 15, 2003, by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and Millennium Bank, as amended February 2, 2004. (Incorporated by reference to Appendix A to the proxy statement/prospectus on the Corporation’s Registration Statement No. 333-111709 Form S-4, as filed on January 5, 2004.)

(3.1)     Harleysville National Corporation amended and restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(3.2)     Harleysville National Corporation Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to the Corporation’s Registration Statement No. 333-111709 on Amendment No. 1 to Form S-4, as filed on February 2, 2004.)

(10.1)     Employment Agreement by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and  David E. Sparks, dated as of October 15, 2003 (incorporated by reference to Appendix A to the proxy statement/prospectus on the  Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(10.2)     Amendment to Employment Agreement by and among David R. Kotok, Millennium Bank, Cumberland Advisors, Inc.,  Harleysville National Corporation and Harleysville National Bank and Trust Company dated October 15, 2003 (incorporated by  referenced to Appendix A to the proxy statement/prospectus on the Corporation’s Registration Statement No. 333-111709 on Form  S-4, as filed on January 5, 2004.)

(10.3)      Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by Reference to Exhibit 4.3 of Registrant’s Registration Statement No. 33-57790 on Form S-8, filed with the Commission on October 1, 1993.)

(10.4)     Harleysville National Corporation Stock Bonus Plan. (Incorporated by Reference to Exhibit 99A of Registrant’s Registration Statement No. 33-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.5)     Supplemental Executive Retirement Plan. (Incorporated by Reference to Exhibit 10.3 of Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)

(10.6)     Walter E. Daller, Jr., Chairman, President and Chief Executive Officer’s employment agreement. (Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)

(10.7)     Demetra M. Takes, President and Chief Executive Officer of Harleysville employment agreement.  (Incorporated by Reference to Registrant’s Registration Statement on Form 8-K, filed with the Commission on March 25, 1999.)

(10.8)     Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to Registrant’s Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June 4, 1999.)

(10.9)     Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by Reference to Registrant’s Registration Statement No. 333-79973 on Form S-8 filed with the Commission on June 4, 1999.)

(10.10)            Employment agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer
and Harleysville Management Services, LLC.

(10.11)                     Supplemental executive retirement benefit agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC.

(10.12)                     Employment agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management Services, LLC.

(11)      Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to pages 4 , 9 and 10 of this Form 10-Q.

(31)      Section 302 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and
Michael B. High, Executive Vice President and Chief Financial Officer.

(32)       Section 906 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and
Michael B. High, Executive Vice President and Chief Financial Officer.

