Form 10-Q
period 2004-06-30
HARLEYSVILLE NATIONAL CORP
filed 2004-08-06
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

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
Yes ☒ No ?

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,999,634 shares of Common Stock, $1.00 par value, outstanding on August 5, 2004.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)	June 30, 2004	December 31, 2003

Assets
Cash and due from banks	$55,674	$56,306
Federal funds sold and securities purchased under agreements to resell	36,000	30,000
Interest-bearing deposits in banks	1,846	8,551

Total cash and cash equivalents	93,520	94,857

Residential mortgage loans held for sale	488	164
Investment securities available for sale	938,466	904,870
Investment securities held to maturity	18,932	20,004
(fair value $19,870 and $21,497, respectively)
Total loans and leases	1,683,040	1,408,227
Less: Allowance for loan losses	(17,940)	(16,753)

Net loans	1,665,100	1,391,474

Premises and equipment, net	27,072	23,329
Accrued interest receivable	11,261	10,169
Net assets in foreclosure	389	935
Goodwill	32,229	-
Intangible assets, net	4,338	2,731
Bank-owned life insurance	51,825	50,693
Other assets	22,329	11,713

Total assets	$2,865,949	$2,510,939

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$345,191	$294,121
Interest-bearing:
Checking accounts	258,739	283,607
Money market accounts	561,823	506,516
Savings	245,768	221,778
Time, under $100,000	523,587	491,740
Time, $100,000 or greater	157,993	181,319

Total deposits	2,093,101	1,979,081
Federal funds purchased and securities sold under agreements to
repurchase	201,493	75,291
Other short-term borrowings	1,760	2,015
Long-term borrowings	241,750	172,750
Accrued interest payable	24,912	22,920
Subordinated debt	25,774	-
Guaranteed preferred beneficial interest in Corporation's
subordinated debentures	-	5,000
Other liabilities	25,282	26,829

Total liabilities	2,614,072	2,283,886

Shareholders' Equity:
Series preferred stock, par value $1 per share;
authorized 8,000,000 shares, none issued	-	-
Common stock, par value $1 per share; authorized 75,000,000
shares; issued 25,891,790 shares at June 30, 2004 and
24,667,707 shares at December 31, 2003	25,892	24,668
Additional paid in capital	129,818	98,646
Retained earnings	119,477	109,502
Accumulated other comprehensive income (loss)	(9,051)	8,098
Treasury stock, at cost: 849,533 shares at June 30, 2004 and
822,633 shares at December 31, 2003	(14,259)	(13,861)

Total shareholders' equity	251,877	227,053

Total liabilities and shareholders' equity	$2,865,949	$2,510,939

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except weighted average number of	Three Months Ended		Six Months Ended
common shares and per share information)	June 30,		June 30,
	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Interest Income:
Loans, including fees	$21,076	$19,726	$40,572	$39,448
Lease financing	1,193	1,731	2,498	3,580
Investment securities:
Taxable	5,721	4,462	11,242	9,543
Exempt from federal taxes	2,923	3,913	5,686	7,774
Federal funds sold and securities purchased under
agreements to resell	76	30	150	75
Deposits in banks	5	27	19	54

Total interest income	30,994	29,889	60,167	60,474

Interest Expense:
Savings deposits	1,769	1,850	3,496	4,444
Time, under $100,000	4,328	4,780	8,652	9,872
Time, $100,000 or greater	801	1,063	1,591	2,468
Short-term borrowings	444	522	559	522
Long-term debt	2,332	1,869	4,319	4,164

Total interest expense	9,674	10,084	18,617	21,470

Net interest income	21,320	19,805	41,550	39,004
Provision for loan losses	497	1,320	986	1,929

Net interest income after provision for loan losses	20,823	18,485	40,564	37,075

Noninterest Income:
Service charges	1,929	1,937	3,854	3,767
Gain on sales in investment securities, net	641	4,774	1,541	6,090
Trust, investment services and advisory income	1,576	978	2,697	1,866
Bank-owned life insurance income	521	631	1,132	1,262
Income on life insurance	0	0	0	1,119
Other income	1,620	1,639	2,846	3,066

Total noninterest income	6,287	9,959	12,070	17,170

Net interest income after provision for loan losses and
noninterest income	27,110	28,444	52,634	54,245

Noninterest Expense:
Salaries, wages and employee benefits	8,834	7,876	17,111	15,717
Occupancy	1,120	882	2,204	1,905
Furniture and equipment	1,510	1,376	2,768	2,681
Prepayment fee	0	2,594	0	2,594
Intangible assets amortization	283	369	494	698
Other expense	2,846	4,030	5,833	9,045

Total noninterest expense	14,593	17,127	28,410	32,640

Income before income tax expense	12,517	11,317	24,224	21,605
Income tax expense	3,135	2,216	5,935	4,039

Net income	$9,382	$9,101	$18,289	$17,566

Net income per share information:
Basic	$0.38	$0.38	$0.75	$0.74

Diluted	$0.37	$0.37	$0.73	$0.71

Cash dividends per share	$0.17	$0.15	$0.34	$0.30

Weighted average number of common shares:
Basic	24,630,047	23,779,235	24,280,753	23,774,838

Diluted	25,450,411	24,540,648	25,167,508	24,531,029

See accompanying notes to consolidated financial statements

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars and share information in thousands)

Six Months Ended June 30, 2004

	Common Stock	Treasury Stock

	Number of shares	Number of shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Comprehensive Income (Loss)

Balance, January 01, 2004	24,668	(823)	$ 24,668	$ 98,646	$ 109,502	$ 8,098	$ (13,861)	$ 227,053

Issuance of stock for stock options	278	-	278	3,644	-	-	-	3,922

Issuance of stock for stock awards	-	-	-	7	-	-	-	7

Net income	-	-	-	-	18,289	-	-	18,289	$ 18,289

Other comprehensive loss,

net of reclassifications and tax	-	-	-	-	-	(17,149)	-	(17,149)	(17,149)

Issuance of common stock for

acquisition of Millennium Bank	946	-	946	27,397	-	-	-	28,343

Purchases of treasury stock	-	(43)	-	399	-	-	(673)	(274)

Sale of treasury stock	-	16	-	(275)	-	-	275	-

Cash dividends	-	-	-	-	(8,314)	-	-	(8,314)

Comprehensive income									$ 1,140

Balance, June 30, 2004	25,892	(850)	$ 25,892	$ 129,818	$ 119,477	$ (9,051)	$ (14,259)	$ 251,877

Six Months Ended June 30, 2003

	Common Stock	Treasury Stock

	Number of shares	Number of shares	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Comprehensive Income

Balance, January 01, 2003	19,597	(569)	$ 19,597	$ 96,585	$ 94,677	$ 6,937	$ (11,590)	$ 206,206

Issuance of stock for stock options	86	-	86	985	-	-	-	1,071

Issuance of stock for stock awards	-	-	-	6	-	-	-	6

Net income	-	-	-	-	17,566	-	-	17,566	$ 17,566

Other comprehensive income,

net of reclassifications and tax	-	-	-	-	-	8,495	-	8,495	8,495

Purchases of treasury stock	-	(89)	-	-	-	-	(2,270)	(2,270)

Cash dividends	-	-	-	-	(7,225)	-	-	(7,225)

Comprehensive income									$ 26,061

Balance, June 30, 2003	19,683	(658)	$ 19,683	$ 97,576	$ 105,018	$ 15,432	$ (13,860)	$ 223,849

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Six months ended June 30,
Operating Activities:	2004	2003

Net income	$18,289	$17,566
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	986	1,929
Depreciation and amortization of intangible assets	1,948	1,401
Net amortization of investment securities discounts/premiums	2,903	5,247
Deferred income tax benefit	(563)	(2,106)
Gains on sales of investment securities, net	(1,541)	(6,090)
Net (increase) decrease in accrued interest receivable	(157)	2,372
Net increase (decrease) in accrued interest payable	1,482	(2,572)
Net increase in other assets	(1,180)	(80)
Net increase in other liabilities	1,988	3,132
Other, net	7	6

Net cash provided by operating activities	24,162	20,805

Investing Activities:
Proceeds from sales of investment securities available for sale	906,891	832,079
Proceeds, maturity or calls of investment securities held to maturity	1,097	704
Proceeds, maturity or calls of investment securities available for sale	166,288	326,582
Purchases of investment securities available for sale	(1,099,869)	(1,039,633)
Net increase in loans	(119,926)	(5,192)
Net cash paid due to acquisition, net of cash acquired	(18,697)	-
Net increase in premises and equipment	(3,440)	(1,737)
Net increase in bank-owned life insurance	(1,132)	(709)
Proceeds from sales of other real estate	983	645

Net cash provided by (used in) investing activities	(167,805)	112,739

Financing Activities:
Net decrease in deposits	(37,228)	(106,604)
Increase in federal funds purchased and securities sold under
agreements to repurchase	114,681	10,036
Decrease in short-term borrowings	(3,255)	(379)
Advances (payments) of long-term borrowings	52,000	(9,000)
Advances of long-term debt	20,774	-
Cash dividends	(8,314)	(7,225)
Repurchase of common stock	(274)	(2,270)
Proceeds from the exercise of stock options	3,922	1,071

Net cash provided by (used in) financing activities	142,306	(114,371)

Net increase (decrease) in cash and cash equivalents	(1,337)	19,173
Cash and cash equivalents at beginning of period	94,857	104,087

Cash and cash equivalents at end of the period	$93,520	$123,260

Cash paid during the period for:
Interest	$17,308	$24,042

Income taxes	$4,300	$4,600

Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$437	$984

Acquisition of Millennium Bank, common stock issued	$28,343	$-

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank and Trust Company ("Harleysville"), HNC Financial Company and HNC Reinsurance Company, as of June 30, 2004, the results of its operations for the three and six month periods, ended June 30, 2004 and 2003 and the cash flows for the six month periods, ended June 30, 2004 and 2003. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2003 Annual Report on Form 10-K. The results of operations for the three and six month periods, ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Comprehensive Income

The Corporation follows SFAS No. 130, Reporting Comprehensive Income, which establishes standards to provide prominent disclosure of comprehensive income items. The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Six months ended June 30, 2004	amount	(Expense )	amount

Net unrealized losses on available for sale securities:
Net unrealized holding losses
arising during period	$(25,512)	$8,929	$(16,583)
Less reclassification
adjustment for net gains
realized in net income	1,541	(539)	1,002

Net unrealized losses	(27,053)	9,468	(17,585)
Change in minimum pension liability	460	-	460
Change in fair value of derivatives			-
used for cash flow hedges	(37)	13	(24)

Other comprehensive loss, net	$(26,630)	$9,481	$(17,149)

(Dollars in thousands)	Before tax	Tax	Net of tax
Six months ended June 30, 2003	amount	(Expense )	amount

Net unrealized gains on available for sale securities:
Net unrealized holding gains
arising during period	$19,160	$(6,706)	$12,454
Less reclassification
adjustment for net gains
realized in net income	6,090	(2,131)	3,959

Net unrealized gains	13,070	(4,575)	8,495
Minimum pension liability	-	-	-
Change in fair value of derivatives
used for cash flow hedges	-	-	-

Other comprehensive income, net	$13,070	$(4,575)	$8,495

8

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

    The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,300,917 shares of common stock to key employees and directors. At June 30, 2004, 2,052,738 stock options had been granted under the stock option plans. The options have a term of ten years when issued and vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at June 30, 2004, the Corporation has 283,601 granted stock options, which were converted from the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $10.71 to $15.98, at June 30, 2004, except for 31,280 non-qualified stock options, which are performance based and exercisable at $13.59 per share after December 31, 2006.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants at June 30, 2004 and June 30, 2003, respectively: dividend yield of 2.50% and 2.80%; expected volatility of 28.94% and 5.39%; risk-free interest rate of 4.47% and 3.23%; and an expected life of 7.15 years and 7.37 years.

    The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,

	2004	2003	2004	2003

Net Income
As reported	$9,382	$9,101	$18,289	$17,566
Less: Stock-based compensation cost determined
under fair value method for all awards	515	252	965	505

Proforma	$8,867	$8,849	$17,324	$17,061

Earnings per share (Basic)
As reported	$.38	$.38	$.75	$.74
Proforma	$.36	$.37	$.71	$.72

Earnings per share (Diluted)
As reported	$.37	$.37	$.73	$.71
Proforma	$.35	$.36	$.69	$.70

    On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Corporation is currently evaluating this proposed statement and its effects on its results of operations.

Note 4 - Variable Interest Entities

Management has determined that HNC Statutory Trust I (“Trust I”) qualifies as a variable interest entity under FASB Interpretation 46 (FIN 46) Consolidation of Variable Interest Entities, as revised. Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust I is included in the Corporation’s consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which must be applied to certain variable interest entities by March 31, 2004.

The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Corporation no longer consolidates Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Corporation has the right to a majority of Trust I’s expected residual returns. The deconsolidiation resulted in the investment in the common stock of Trust I to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $155,000. In addition, the income received on the Corporation’s common stock investment is included in other income. The adoption of FIN 46(R)) did not have a material impact on the financial position or results of operations. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by Trust I as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule would take effect March 31, 2007; however, a three year transition period starting now and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

Note 5 - Pension Plan

The Corporation has a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the 10-year period preceding retirement.

Net periodic defined benefit pension expense for the six months ended June 30, 2004 and 2003 included the following components:

	2004	2003

Service cost	$436,000	$392,000
Interest cost	282,000	244,000
Expected return on plan assets	(238,000)	(180,000)
Amortization of prior service cost	(52,000)	(56,000)
Amortization of unrecognized net actuarial loss	40,000	96,000

Net periodic benefit expense	$468,000	$496,000

    We have contributed $1,250,000 to our pension plan in 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding.

Note 6 – Acquisition

On April 30, 2004, the Corporation completed its acquisition of Millennium Bank which was merged with and into Harleysville. Millennium Bank was based in Malvern, Pennsylvania with four banking offices, specializing in commercial lending and client relationship banking along with the wealth management unit, Cumberland Advisors, Inc. . Millennium Bank’s results of operations are included in the Corporation’s results beginning April 30, 2004 through June 30, 2004.

The aggregate purchase price was $52,819,000 in cash and stock which included $5,496,000 in expenses associated with the acquisition.. The Corporation acquired 100% of the outstanding shares of Millennium Bank. Millennium Bank shares of 1,511,624 were exchanged at a conversion ratio of .6256 for 945,672 common shares of the Corporation’s common stock and Millennium Bank shares of 1,008,050 were exchanged for cash consideration of $16,129,000. Millennium Bank options of 302,250 were cashed out for consideration of $2,274,000 and options of 453,325 were exchanged at a conversion ratio of .6256 to acquire 283,601 shares of the Corporation’s common stock (252,321 options at an exercise price of $10.71 to $15.98 and 31,280 performance based options at an exercise price of $13.59.)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. This transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations.”

At April 30, 2004
(Dollars in thousands)

Assets:
Cash and cash equivalents	$5,460
Investment securities available for sale	35,345
Loans	157,135
Less: Allowance for loan losses	(1,688)

Net loans	155,447
Other assets	8,330

Total assets	$204,582

Liabilities:
Noninterest-bearing deposits	$17,494
Interest-bearing deposits	133,754
Short-term borrowings	14,521
Long-term borrowings	17,000
Other liabilities	1,223

Total liabilities	$183,992

Net assets acquired	$20,590

    Goodwill of $32,229,000 was recorded in connection with the acquisition of Millennium Bank. The Corporation is in the process of obtaining third party valuation of certain intangible assets, thus the allocation of the purchase price is subject to refinement. The following table provides the calculation of the goodwill:

(Dollars in thousands)

Purchase Price:	$47,323
Expense associated with the acquisition	5,496

Total purchase price	52,819

Net Assets Acquired:
Seller shareholders’ equity, net of intangible assets	15,768
Estimated adjustments to reflect assets acquired at fair value:
Loans (seven year weighted average life)	1,432
Core deposit intangible (eight year amortization)	1,782
Estimated amount allocated to liabilities assumed at fair value:
Deposits (four year weighted average life)	(931)
Deferred tax and current taxes payable	2,539

Net assets acquired	20,590

Goodwill	$32,229

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

Note 8 - Earnings Per Share

The Corporation follows the provisions of SFAS No. 128, Earnings per Share (“EPS”). Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average, actual shares and per share information in these financial statements have been adjusted retroactively for the effect of stock dividends and splits. The calculation of basic earnings per share and diluted earnings per share are as follows:

For the three months ended June 30,	2004			2003

(Dollars in thousands, except number of shares and per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Income available to common shareholders	$9,382	24,630,047	$.38	$9,101	23,779,235	$.38
Effect of dilutive securities:
Stock options(1)	—	820,364	(0.01)	—	761,413	(0.01)

Diluted earnings per share:
Income available to common shareholders and assumed conversions	$9,382	25,450,411	$.37	$9,101	24,540,648	$.37

For the six months ended June 30,	2004			2003

(Dollars in thousands, except number of shares and per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic earnings per share:
Income available to common shareholders	$18,289	24,280,753	$.75	$17,566	23,774,838	$.74
Effect of dilutive securities:
Stock options(1)	—	886,755	(0.02)	—	756,191	(0.03)

Diluted earnings per share:
Income available to common shareholders and assumed conversions	$18,289	25,167,508	$.73	$17,566	24,531,029	$.71

(1)   For the three and six months ended June 30, 2004, options to purchase 218,000 shares of common stock at $30.62 per share have been excluded in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock. For the three and six months ended June 30, 2003, there were no antidilutive options.

Note 9 - Stock Split

On September 15, 2003, the Corporation paid a five-for-four common stock split to shareholders of record as of September 2, 2003. On September 16, 2002, the Corporation paid a 5% stock dividend on its common stock to shareholders of record as of September 3, 2002. All prior period amounts were restated to reflect these stock dividends.

Note 10 - Loan Commitments

The Corporation had commitments with customers to extend mortgage loans at a specified rate in the amount of $4,029,000 at June 30, 2004. The loan commitments are accounted for as a derivative and recorded at fair value. The Corporation estimates the fair value of these commitments by comparing the secondary market price at June 30, 2004 to the price specified in the contract to sell the loan initiated at the time of the loan commitment. At June 30, 2004, the fair value of the loan commitments was $24,000 which was recorded as other income.

Note 11 – New Accounting Pronouncement

    In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation’s 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Corporation is in the process of determining the impact that this EITF will have on its financial statements.

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

Critical Accounting Policies, Judgements and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America (US GAAP) and general practices with the financial services industry. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform with the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Accounting policies involving significant judgements and assumptions by management, which have, or could have a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Company recognizes the following as critical accounting policies: Allowance for Loan Loss, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, Unrealized Gains and Losses on Debt Securities Available for Sale, and Deferred Taxes.

    Allowance for Loan Losses: The Corporation maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Corporation’s results of operations in the future.

    Goodwill and Other Intangible Asset Impairment: The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. If the fair value exceeds book value, no write-down of recorded goodwill is necessary. If the fair value is less than book value, a charge may be required on the books to reduce the goodwill to the proper carrying value. Goodwill is subject to impairment testing annually. No assurance can be given that future impairment tests will not result in a charge to earnings.

    Stock-based Compensation: Under SFAS No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”), companies have a choice whether to adopt the fair value based method of accounting for stock-based compensation or remain with the intrinsic value based method prescribed under APB Opinion No. 25, “Account for Stock Issued to Employees” (APB 25) but provide pro-forma disclosure as if the fair value based method was applied. The Corporation chose the intrinsic value based method under APB 25 and provides pro-forma disclosure required under FAS 123. In preparing the pro-forma disclosure, the Corporation estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.

    Unrealized Gains and Losses on Debt Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities.

    Deferred Taxes: The Corporation recognizes deferred tax assets and liabilities for the future effects of temporary differences, not operating loss carryforwards, and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are likely. If management determines that the Corporation may not be able to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value.

    The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Overview

The Corporation earned $9,382,000 in the second quarter of 2004, a 3.1% increase over second quarter 2003 earnings of $9,101,000 and a 5.3% increase over $8,907,000 earned in the first quarter of 2004. Earnings for the first six months of 2004 increased 4.1% to $18,289,000 from $17,566,000 during the same period in 2003. Lower operating expenses, a reduction in the provision for loan losses, an increase in trust and investment services income, partially offset by lower security gains and non-recurring income from life insurance proceeds contributed to the first half of 2004 performance. Asset quality at June 30, 2004 also improved through a reduction in non-performing assets, compared to both December 31, 2003 and June 30, 2003.

    Second quarter 2004 diluted earnings per share of $.37 were equal to the $.37 earned during the second quarter of 2003, and basic earnings per share at $.38 were equal to $.38 in the second quarter of 2003.

    The current quarter results include the impact of operations from the acquisition of Millennium Bank effective April 30, 2004 and the related issuance by the Corporation of 945,672 common shares. The Corporation’s consolidated total assets were $2,865,949,000 at June 30, 2004, 19.1% above the June 30, 2003 level of $2,406,132,000. Of this increase, 9.6% or $230,738,000 was attributable to the acquisition of Millennium Bank and 8.3% or $200,177,000 was due to loan growth.

    For the three months ended June 30, 2004, the annualized return on average shareholders’ equity and the annualized return on average assets were 15.06% and 1.37%, respectively. For the same period in 2003, the annualized return on average shareholders’ equity was 16.67% and the annualized return on average assets was 1.49%. Excluding accumulated other comprehensive income, the annualized return on average realized shareholders’ equity for the second quarters of 2004 and 2003 was 15.17% and 17.53%, respectively. The decrease in the annualized return on average shareholders’ equity during 2004 was primarily due to the increase in equity in the Millennium Bank acquisition.

    Asset quality continued to improve in this economy that is slowly beginning to show signs of strength, as reflected by the improvement in loan quality ratios at June 30, 2004. Nonperforming assets (nonaccruing loans, net assets in foreclosure and loans past due 90 days or more and still accruing interest) were .16% of total assets at June 30, 2004, compared to .22% at December 31, 2003 and .27% at June 30, 2003. The ratio of the allowance for loan losses to nonperforming loans was 430.8% at June 30, 2004, compared to 371.7% at December 31, 2003 and 301.0% at June 30, 2003. The increase in the ratio of loan loss reserve to nonperforming loans was primarily due to improved loan quality. The annualized net loans charged-off to average loans was 0.18% during the second quarter of 2004, compared to 0.20% during the second quarter of 2003.

Net income is affected by five major elements: net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; noninterest income, which is made up primarily of certain fees, trust income and gains and losses from sales of securities; noninterest expenses, which consist primarily of salaries, employee benefits and other operating expenses; and income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

    On April 30, 2004, the Corporation completed the acquisition of Millennium Bank, Malvern, PA. Millennium Bank was merged into Harleysville. This transaction was accounted for in accordance with SFAS No. 141 “Business Combinations.” Millennium Bank’s shareholders received 945,672 of the Corporation’s common stock and $16,129,000 in exchange for all outstanding common shares. Millennium Bank option holders received $2,274,000 and options to acquire 283,601 shares of the Corporation’s common stock in exchange for all outstanding options.

Net Interest Income and Related Assets and Liabilities

Net interest income for the second quarter 2004 of $21,320,000 was $1,515,000 or 7.6% higher than the same period 2003 net interest income of $19,805,000. Net interest income of $41,550,000 for the first six months of 2004 was $2,546,000 or 6.5% higher than the same period 2003 net interest income of $39,004,000. This increase in net interest income was primarily the result of higher earning asset volumes partially offset by lower rates. Interest income was higher during the second quarter 2004 compared to 2003 as a result of the impact of the increase in earning assets acquired through growth and the Millennium Bank acquisition. Interest income for the first six months of 2004 of $60,167,000 was $307,000 or .5% lower than interest income of $60,474,000 during the same period in 2003. This is a result of the impact of lower interest rates partially offset by the effect of growth in the loan portfolio.

The rate-volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three and six months ended June 30, 2004 compared to June 30, 2003 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

	Three Months Ended			Six Months Ended
	June 30, 2004 compared to			June 30, 2004 compared to
(Dollars in thousands)	June 30, 2003			June 30, 2003

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate

Increase (decrease) in interest income:
Investment securities *	$ 0	$ 344	$ (344)	$ (994)	$ (310)	$ (684)
Federal funds sold and deposits in banks	25	59	(34)	40	103	(63)
Loans *	856	3,393	(2,537)	96	4,707	(4,611)

Total	881	3,796	(2,915)	(858)	4,500	(5,358)

Increase (decrease) in interest expense:
Savings deposits	(82)	210	(292)	(948)	424	(1,372)
Time deposits	(713)	(144)	(569)	(2,097)	(936)	(1,161)
Borrowed funds	385	954	(569)	192	1,014	(822)

Total	(410)	1,020	(1,430)	(2,853)	502	(3,355)

Net increase (decrease) in interest income	$1,291	$2,776	$(1,485)	$1,995	$3,998	$(2,003)

*Tax equivalent basis

BALANCE SHEET ANALYSIS

The table below presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

AVERAGE BALANCE SHEET AND INTEREST RATES

(Dollars in thousands)	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate

Earning assets:
Investment securities:
Taxable investments	$ 724,609	$ 5,721	3.18%	$ 608,181	$ 4,463	2.94%
Nontaxable investments (1)	258,811	4,608	7.16	340,601	5,866	6.89

Total investment securities	983,420	10,329	4.22	948,782	10,329	4.35
Federal funds sold and deposits in banks	36,855	81.88		14,050	56	1.59
Loans (1) (2)	1,572,830	22,580	5.77	1,342,758	21,724	6.47

Total earning assets	2,593,105	32,990	5.12	2,305,590	32,109	5.57
Noninterest-earning assets	166,458			129,990

Total assets	$2,759,563			$2,435,580

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,052,563	1,769.68		$ 933,158	1,851.79
Time	679,001	5,129	3.04	695,817	5,842	3.36

Total interest-bearing deposits	1,731,564	6,898	1.60	1,628,975	7,693	1.89
Borrowed funds	404,446	2,776	2.76	274,567	2,391	3.48

Total interest bearing liabilities	2,136,010	9,674	1.82	1,903,542	10,084	2.12
Noninterest-bearing liabilities:
Demand deposits	316,715			260,688
Other liabilities	56,334			52,987

Total noninterest-bearing liabilities	373,049			313,675
Total liabilities	2,509,059			2,217,217

Shareholders' equity	250,504			218,363
Total liabilities and shareholders' equity	$2,759,563			$2,435,580

Net interest spread			3.30			3.45
Effect of noninterest-bearing sources			.32			37

Net interest income/margin on earning assets		$23,316	3.62%		$22,025	3.82%

(Dollars in thousands)	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003

	Average			Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate

Earning assets:
Investment securities:
Taxable investments	$ 700,990	$ 11,242	3.23%	$ 625,236	$ 9,543	3.05%
Nontaxable investments (1)	245,877	8,962	7.33	334,263	11,655	6.97

Total investment securities	946,867	20,204	4.29	959,499	21,198	4.42
Federal funds sold and deposits in banks	38,618	169.88		18,094	129	1.43
Loans (1) (2)	1,493,816	43,663	5.88	1,335,963	43,567	6.52

Total earning assets	2,479,301	64,036	5.19	2,313,556	64,894	5.61
Noninterest-earning assets	149,023			129,392
Total assets	$2,628,324			$2,442,948

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,036,679	3,496.68		$ 937,226	4,444.95
Time	669,439	10,243	3.08	725,061	12,340	3.40

Total interest-bearing deposits	1,706,118	13,739	1.62	1,662,287	16,784	2.02
Borrowed funds	327,862	4,878	2.99	263,550	4,686	3.56

Total interest bearing liabilities	2,033,980	18,617	1.84	1,925,837	21,470	2.23
Noninterest-bearing liabilities:
Demand deposits	298,762			251,791
Other liabilities	54,137			51,493
Total noninterest-bearing liabilities	352,899			303,284

Total liabilities	2,386,879			2,229,121
Shareholders' equity	241,445			213,827
Total liabilities and shareholders' equity	$2,628,324			$2,442,948

Net interest spread			3.35			3.38
Effect of noninterest-bearing sources			.33			.37

Net interest income/margin on earning assets		$45,419	3.68%		$43,424	3.75%

(1) The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis (tax rate of 35%)
(2) Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

    Net interest income on a fully tax-equivalent basis in the second quarter of 2004 increased $1,291,000 or 5.9% over the same period in 2003. This increase was the result of higher earning asset volumes combined with lower rates on average deposits and borrowings. The net interest margin for the second quarter of 2004 of 3.62% decreased 20 basis points from the second quarter of 2003 net interest margin of 3.82%. Average earning assets increased $287,515,000 or 12.5% during the second quarter of 2004 versus the comparable period in 2003. This increase was primarily due to an increase in average loans of $230,072,000 or 17.1% and an increase in average investments of $34,638,000 or 3.7%. Loans totaling $157,135,000 and investments totaling $35,345,000 were acquired in the acquisition of Millennium Bank. The lower net interest margin is primarily due to the continuing decline in loan yields.

    The yield earned on average earning assets during the second quarter of 2004 of 5.12% was 45 basis points lower than the 5.57% earned during the second quarter of 2003. The rate paid on average deposits and other borrowings of 1.82% during the second quarter of 2004 was 30 basis points lower than the 2.12% rate paid during the second quarter of 2003. Lower rate average savings deposits grew $119,405,000 and higher rate average time deposits decreased $16,816,000. Savings deposits of $15,798,000 and time deposits of $91,421,000 were acquired from Millennium Bank during the quarter. Borrowed funds increased $129,879,000 during this period. The average rate paid on borrowed funds decreased 72 basis points, from 3.48% to 2.76%.

Net Interest Margin

The net interest margins for the three-month periods ending June 30, 2004 and June 30, 2003 were 3.62% and 3.82%, respectively. The second quarter 2004 net interest margin was lower than both the second and fourth quarter of 2003 net interest margins of 3.82% and 3.68%, respectively.

During the second quarter of 2004, the Corporation continued to manage its balance sheet in an effort to position it for the longer term and potentially higher rates. The Corporation maintained a larger portion of its investment securities in shorter-term securities with less extension risk during the first and second quarters of 2004. As a result the balance sheet is better positioned to benefit from rising interest rates once the economy begins to improve.

Interest Rate Sensitivity Analysis

The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix and repricing characteristics of its assets and liabilities through the management of its investment securities portfolios, its offering of loan and deposit terms and through borrowings from the Federal Home Loan Bank. The nature of the Corporation’s current operations is such that it is not subject to foreign currency exchange or commodity price risk.

The Corporation only utilizes derivative instruments for asset/liability management, specifically, to convert variable rate debt and loans to a fixed rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged.

The Corporation entered into three interest-rate swaps with a notional value totaling $45,000,000 on and a positive fair value of $230,000 at June 30, 2004.

The Corporation uses three principal reports to measure interest rate risk: asset/liability simulation reports; gap analysis reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks. The results of the June 30, 2004 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates are shocked up 300 basis points, but is outside of guidelines when rates are shocked down over 100 basis points.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities.

	Change in			Asset/Liability
(Dollars in thousands)	Market Value	Market Value	Percentage	Approved
	of Equity	of Equity	Change	Percent Change

+300 Basis Points	$326,634	$(66,819)	-16.98%	45%
+200 Basis Points	351,507	(41,946)	-10.66	30
+100 Basis Points	381,470	(11,983)	-3.05	15
Flat Rate	393,453	-	0.00
-100 Basis Points	384,413	(9,040)	-2.30	15
-200 Basis Points	348,761	(44,692)	-11.36	30
-300 Basis Points	24,442	(69,011)	-17.54	45

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

Harleysville’s allowance for loan and lease losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for loan losses are an estimation. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. Harleysville’s allowance for loan losses components includes the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes, competence of the loan review process and other historical loss model imprecision. Harleysville’s historical loss component is the most significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

The historical loss components of the allowance represent the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, expressed as percentages, relative to delinquency, risk rating and non-accrual, by segment.

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

The historic loss model includes an imprecision component that reflects management’s belief that there were additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. Furthermore, given that past performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit management staff to assess the direction of credit risk and its instant affect on losses. These reports include the exception tracking reports, the credit bureau score distribution report, the debt to income summary, etc. These are a few of the many reports that drive the judgmental component. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement.

For the second quarter of 2004, the provision for loan losses was $497,000, compared to $1,320,000 for the same period in 2003. This reduction in the provision for loan losses is reflective of the improvement in key loan quality related ratios. For the six months ended June 30, 2004, the provision for loan losses was $986,000, compared to $1,929,000 for the same period in 2003, a decrease of $943,000 or 48.9%. This decrease reflects improved loan quality and management’s periodic analysis as described above. Non-performing assets decreased in the second quarter of 2004 by $2,003,000 and $889,000 from the second and fourth quarters of 2003, respectively. The ratio of the allowance for loan losses to non-performing loans (non-accruing loans and loans 90 days or more past due) was 430.8% at June 30, 2004, compared to 371.7% at December 31, 2003, and 301.0% at June 30, 2003. Non-performing assets, including non-accrual loans, net assets in foreclosure and loans 90 days or more past due are .16% of total assets at June 30, 2004, an improvement from the .22% at December 31, 2003, and the .27% at June 30, 2003. Net loans charged off were $697,000 for the quarter ended June 30, 2004 compared to $684,000 for the quarter June 30, 2003. Net loans charged off for the six months ended June 30, 2004 were $1,476,000 compared to $1,581,000 for the same period in 2003.

Allowance for Loan Losses

A summary of the allowance for loan losses is as follows:

	Six Months Ended
(Dollars in thousands)	June 30,

	2004	2003

Average loans	$1,493,816	$1,335,963

Allowance, beginning of period	16,753	17,190

Loans charged off:
Commercial and industrial	188	439
Consumer	1,065	1,065
Real estate	159	312
Lease financing	416	276

Total loans charged off	1,828	2,092

Recoveries:
Commercial and industrial	0	8
Consumer	277	434
Real estate	30	15
Lease financing	45	54

Total recoveries	352	511

Net loans charged off	1,476	1,581
Reserve from Millennium Bank acquisition	1,677	—
Provision for loan losses	986	1,929

Allowance, end of period	$17,940	$17,538

Ratio of net charge offs to average
loans outstanding (annualized)	0.20%	0.24%

Analysis of Credit Risk

	June 30, 2004	December 31, 2003	June 30, 2003

(Dollars in thousands)

Non-accrual loans and leases	$3,245	$3,343	$4,146
Loans and leases 90 days or more past due	919	1,164	1,681

Total nonperforming loans and leases	4,164	4,507	5,827
Net assets in foreclosure	389	935	729

Total nonperforming assets	$4,553	$5,442	$6,556

Allowance for loan and lease losses to non performing loans and leases	430.8%	371.7%	301.0%
Nonperforming loans and leases to total net loans and leases	0.25%	0.32%	0.44%
Allowance for loan and lease losses to total loans and leases	1.07%	1.19%	1.31%
Nonperforming assets to total assets	0.16%	0.22%	0.27%

The following table sets forth an allocation of the allowance for loan losses by loan category:

	June 30, 2004		December 31, 2003

		Percent		Percent
(Dollars in thousands)	Amount	Of Loans	Amount	of Loans

Real estate	$4,468	33%	$3,919	35%
Commercial
and industrial	6,818	29%	6,840	27%
Consumer	5,446	35%	4,990	34%
Lease financing	1,208	3%	1,004	4%

Total	$17,940	100%	$16,753	100%

Nonperforming assets (nonaccruing loans, loans 90 days past due and net assets in foreclosure) were 0.16% of total assets at June 30, 2004 and 0.22% and 0.27% at December 31, 2003 and June 30, 2003, respectively. The ratio of the allowance for loan losses to loans at June 30, 2004 of 1.07% was lower than the December 31, 2003 ratio of 1.19% and the June 30, 2003 ratio of 1.31%.

Nonaccruing loans at June 30, 2004 of $3,245,000, decreased $98,000 from the December 31, 2003 level of $3,343,000, and decreased $901,000 from the June 30, 2003 level of $4,146,000. The decrease in nonaccruing loans at June 30, 2004, compared to June 30, 2003 was primarily the result of a decrease in nonaccruing commercial and residential real estate loans of $540,000 and a decrease in non-accruing leases of $344,000.

Net assets in foreclosure were $389,000 as of June 30, 2004, a decrease of $546,000 from the December 31, 2003 balance of $935,000. During the second quarter of 2004, transfers from loans to assets in foreclosure were $179,000, disposals on foreclosed properties were $179,000, and a write-down of $64,000 was made. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of June 30, 2004, loans past due 90 days or more and still accruing interest were $919,000 compared to $1,164,000, as of December 31, 2003, and $1,681,000 as of June 30, 2003. The decrease in loans past due 90 days at June 30, 2004, compared to December 31, 2003, was due to a decrease consumer and real estate loans past due 90 days or more. The reduction from June 30, 2003 is the result of the lower level of real estate loans past due 90 days or more.

The following information concerns impaired loans:

(Dollars in thousands)	June 30, 2004	Dec. 31, 2003	June 30, 2003

Impaired Loans	$1,969	$1,811	$2,213

Average year-to-date impaired loans	$1,997	$2,189	$2,424

Impaired loans with specific loss allowances	$1,969	$1,811	$2,213

Loss allowances reserved on impaired loans	$204	$185	$260

Year-to-date income recognized on impaired loans	$0	$63	$40

    Harleysville’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Harleysville. Harleysville will not recognize income if these factors do not exist.

Non-Interest Income

In the three months ending June 30, 2004, non-interest income of $6,287,000 decreased $3,672,000, or 36.9%, from $9,959,000 for the same period in 2003. This decrease in non-interest income is primarily the result of decreases in gains on sales of investment securities of $4,133,000 partially offset by an increase in trust and advisory services income of $598,000. Non-interest income for the six months ended June 30, 2004 decreased $5,100,000 or 29.7% to $12,070,000 from $17,170,000 during the comparable period of 2003. This was mainly due to a decrease of $4,549,000 in gain on sale of investment securities and a $1,119,000 decrease in life insurance income, partially offset by an increase of $831,000 in trust and investment advisory income.

The Corporation recorded net security gains of $641,000 in the second quarter of 2004 and $4,774,000 in the second quarter of 2003. The Corporation sold investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments.

Income from the Wealth Management and Private Banking Division increased $598,000 from $978,000 at June 30, 2003 to $1,576,000 at June 30, 2004, a 61.1% increase from the prior year. Of this increase, $442,000, or 45.2% was attributable to the Cumberland Advisors subsidiary acquired with the Millennium Bank acquisition. Additionally, the increase was due to growth in trust assets and the higher market value of equities in trust assets experienced in 2004, compared to 2003.

The Corporation’s bank owned life insurance (BOLI) income decreased $110,000 or 17.4% during the second quarter of 2004, compared to the same period in 2003, and decreased $130,000 or 10.3% during the first six months of 2004 compared to the same period in 2003. The reduction is due to lower yields on the insurance contracts partially offset by higher amounts of BOLI insurance. BOLI involves the purchase of life insurance by the Corporation on a chosen group of employees. The corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to Harleysville, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases.

Other income for the first six months of 2004 decreased $220,000 or 7.2%, compared to the same period in 2003. This decrease was primarily associated with lower gains on the sale of residential mortgages due to lower sales volume partially offset by an increase in miscellaneous fees. The year-to-date gain on the sale of residential mortgages was $343,000 in 2004, compared to $1,025,000 in the same period in 2003, and 2004 year-to-date miscellaneous fees were $2,436,000 compared to 1,941,000 in the same period of 2003.

Total non-interest income for the first six months of 2004 was $12,070,000, a decrease of $5,100,000 or 29.7% when compared to $17,170,000 for the same period in 2003. This decrease was mainly due to a decrease of $4,549,000 on gain on sale of investment securities and a $1,119,000 decrease in income on life insurance.

Non-Interest Expenses

    During the second quarter 2004, non-interest expenses of $14,593,000 decreased $2,534,000 or 14.8% from $17,127,000 in the second quarter of 2003. The reduction in non-interest expenses was primarily due to a $2,594,000 decrease in prepayment fees related to the early retirement of Federal Home Loan Bank borrowings during the second quarter of 2003 along with reduced off-lease vehicle residual reserve expense amounting to $800,000 in the second quarter of 2003 compared to no reserve in the second quarter of 2004. Net of these reductions, non-interest expenses increased $900,000 or 6.3% in the second quarter of 2004 compared to the second quarter of 2003. Contributing to this growth were increases in salaries and employee benefits of $958,000, occupancy expense of $238,000 and equipment expense $134,000. For the first six months of 2004, non-interest expense decreased $4,230,000 or 13.0% to $28,410,000 from $32,640,000 during the first six months of 2003. This decrease was mainly due to reduced off-lease residual reserve of $2,600,000 and a decrease of $2,594,000 in Federal Home Loan bank borrowing prepayment fees, partially offset by an increase in salaries and employees benefits of $1,394,000 and $299,000 in occupancy expense. Increases of $711,000 in salaries and employee benefits and $114,000 in occupancy expense are attributable to the Millennium Bank acquisition.

Employee salaries increased $721,000 or 5.6% from $12,899,000 for the first six months of 2003 to $13,620,000 for the same period in 2004. This increase reflects cost of living increases, merit increases, and additional staff necessitated by the growth of Harleysville and the acquisition of Millennium Bank. Employee benefits of $3,490,000 expensed in the first six months of 2004, were $674,000 or 23.9% higher than the $2,816,000 of employee benefits expensed during the same period in 2003. The increase in employee benefits is primarily the result of $346,000 higher pension expense experienced during the first six months of 2004 and an increase in health care coverage of $218,000 compared to the first six months of 2003.

Net occupancy expense increased $238,000 or 27.0%, from $882,000 in the second quarter of 2003 to $1,120,000 in the second quarter of 2004. For the first six months of 2004, occupancy expense increased $299,000 or 15.7% over the first six months of 2003. This increase was primarily the result of higher rent expenses and the Millennium Bank acquisition, partially offset by a decrease in snow removal expenses associated with a milder winter in 2004. Furniture and equipment expense increased $134,000 or 9.7% in the second quarter of 2004 as compared to the second quarter of 2003. This is mainly due to an increase in maintenance expense.

Amortization of intangible assets, which includes mortgage servicing rights and core deposit intangibles, decreased $86,000 or 23.3% for the second quarter of 2004 as compared with the second quarter of 2003. Year-to-date amortization decreased $204,000 or 29.2% when compared with 2003. This decrease was mainly due to a decrease in provision for valuation allowance of $145,000 during the second quarter of 2004 as compared to the second quarter of 2003 and a $225,000 decrease in the provision year-to-date.

Other expenses decreased $1,184,000, or 29.4%, from $4,030,000 in the second quarter of 2003, compared to $2,846,000 in other expenses recorded during the same period in 2004. This decrease was largely due to $800,000 reduction in expenses related to the off-lease vehicle residual reserve expense and higher deferred loan origination costs of $925,000 partially offset by increases in other expense related to mergers, charter collapse, and legal expenses. During the first six months of 2004, other expenses decreased $3,212,000 or 35.5% to $5,833,000 when compared to other expenses of $9,045,000 recorded during the first six months of 2003. This decrease is due to reduced off-lease vehicle residual reserve of $2,600,000 and higher deferred loan origination costs of $1,083,000 partially offset by increases in expenses of $393,000 related to the charter collapse and the acquisition of Millennium Bank. The Corporation reviews and adjusts, if necessary, the off-lease vehicle residual reserve on a quarterly basis.

Income Taxes

The effective income tax rate for the quarter ended June 30, 2004 was 25.0% and for the six months ended June 30, 2004 was 24.5% versus the statutory rate of 35%. The Corporation’s lower effective rate is lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The lower effective rate of 19.6% for the second quarter of 2003 and 18.7% for the six months ended June 30, 2003 was primarily the result of non-taxable income on life insurance proceeds amounting to $1,119,000 received during 2003.

Balance Sheet Analysis

    Total assets increased $355,010,000, or 14.1%, from $2,510,939,000 at December 31, 2003 to $2,865,949,000 at June 30, 2004. This increase in assets was primarily the result of a $230,738,000 from the acquisition of Millennium Bank and $118,000,000 growth in loans.

The balance of securities available for sale at June 30, 2004 of $938,466,000 increased $33,596,000 compared to the December 31, 2003 balance of $904,870,000. The increase was primarily as a result of security acquisitions from Millennium Bank of $35,345,000 and additional purchase of agencies partially offset by a decrease in market value of $25,688,000 during the first half of 2004. Total loans and leases grew by $274,813,000 from $1,408,227,000 at December 31, 2003 to $1,683,040,000 at June 30, 2004. This growth was primarily due to the increase of $157,135,000 with the Millennium acquisition along with increases in home equity loans, partially offset by lower indirect vehicle financing and vehicle leases.

Total deposits increased $114,020,000, or 5.8% from $1,979,081,000 at December 31, 2003 to $2,093,101,000 at June 30, 2004. During this period, deposits of $151,248,000 were acquired in the acquisition of Millennium Bank. Net of the acquisition, core deposits grew $12,096,000 or 1.2% and certificates of deposits decreased $82,900,000 or 12.3%. The change in deposit mix was due to the Harleysville’s strategy to de-emphasize higher costing certificates of deposit and increase core deposits (noninterest-bearing checking, interest-bearing checking, money market accounts and savings accounts) to lower overall funding costs.

Borrowings increased $194,947,000 or 78.1% during the first six months of 2004. This increase was the result of a $126,200,000 rise in securities sold under agreement to repurchase and a $69,000,000 increase in long-term Federal Home Loan Bank borrowings. Subordinated debt increased $20,774,000 from $5,000,000 (previously classified as guaranteed preferred beneficial interest in Corporation’s subordinated debentures) at December 31, 2003 to $25,774,000 at June 30, 2004. The increase is a result of HNC Statutory Trust II, a Delaware statutory trust subsidiary of the Corporation (the "Trust"), completing an offering of $20,000,000 of floating rate (three- month LIBOR plus a margin of 2.70%) Capital Securities (the "Capital Securities"), which represent undivided beneficial interests in the assets of the Trust on March 25, 2004.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending June 30, 2004 was $251,877,000 an increase of $24,824,000 over the end of 2003. The increase is primarily the result of the acquisition of Millennium Bank, the retention of the Corporation's earnings and the exercise of stock options, partially offset by a decrease in accumulated other comprehensive income and dividends paid to the shareholders. The accumulated other comprehensive income at June 30, 2004 was a loss of $9,051,000, compared to a gain of $8,098,000 at December 31, 2003. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars in thousands)

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of June 30, 2004	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$272,188	12.92%	168,533	8.00%	$210,666	-
Harleysville National Bank	231,475	11.11%	166,631	8.00%	208,289	10%
Tier 1 Capital (to risk weighted assets):

Corporation	252,514	11.99%	84,266	4.00%	126,400	-
Harleysville National Bank	213,435	10.25%	83,315	4.00%	124,973	6%
Tier 1 Capital (to average assets):

Corporation	252,514	9.28%	108,823	4.00%	136,028	-
Harleysville National Bank	213,435	7.96%	107,296	4.00%	134,121	5%

(Dollars in thousands)

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2003	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):

Corporation	$242,363	13.73%	$141,260	8.00%	$-	-
Harleysville National Bank	148,666	11.44%	104,001	8.00%	130,002	10.00%
Citizens National Bank	39,397	13.07%	24,108	8.00%	30,135	10.00%
Security National Bank	18,511	12.56%	11,789	8.00%	14,736	10.00%
Tier 1 Capital (to risk weighted assets):

Corporation	$223,613	12.66%	$70,630	4.00%	$-	-
Harleysville National Bank	137,756	10.60%	52,001	4.00%	78,001	6.00%
Citizens National Bank	35,630	11.82%	12,054	4.00%	18,081	6.00%
Security National Bank	16,666	11.31%	5,895	4.00%	8,842	6.00%
Tier 1 Capital (to average assets):

Corporation	$223,613	8.79%	$101,731	4.00%	$-	-
Harleysville National Bank	137,756	7.45%	73,989	4.00%	92,486	5.00%
Citizens National Bank	35,630	7.49%	19,033	4.00%	23,791	5.00%
Security National Bank	16,666	7.90%	8,435	4.00%	10,544	5.00%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders’ equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 2004, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.99%, and the total risk-adjusted capital ratio was 12.92%, both well above the regulatory requirements. The risk-based capital ratios of Harleysville also exceeded regulatory requirements at June 30, 2004.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 9.28% at June 30, 2004 and 8.77% at December 31, 2003.

The year-to-date June 30, 2004 cash dividend per share of $.34 was 13.3% higher than the cash dividend for the same period in 2003 of $.30. The dividend payout ratio for the first six months of 2004 was 46.6%, compared to 42.3% for the same period in 2003. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first half of 2004.

Liquidity

Liquidity is a measure of the ability of Harleysville to meet its needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, Harleysville arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model’s projection of potential sources and uses of funds for the next 120 days. The resulting projections as of June 30, 2004 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the Federal Home Loan Bank of Pittsburgh (the “FHLB”). Unused lines of credit at the FHLB were $750,504,000 as of June 30, 2004. Harleysville also has unused federal funds lines of credit of $58,000,000 and non-pledged investment securities available for sale of $453,605,000 as of June 30, 2004.

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

Branching

During the second quarter of 2004, Harleysville opened a new location in Lower Salford Township, Montgomery County, Pennsylvania. The Company discontinued plans to open a location in Plymouth Township, Montgomery County, Pennsylvania, but continues to evaluate potential new branch sites that are contiguous to our current service area and will expand Harleysville’s market area and market share of loans and deposits.

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

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided on page 17 of this Form 10-Q.

Item 4 – Controls and Procedures

(a)  We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. During the second quarter of 2004, management uncovered a defalcation in the pre-tax amount of $699,000. The Company determined the defalcation was the result of unauthorized activities by an officer of the bank who was immediately terminated. Restitution has been made in full. The appropriate regulatory and governmental authorities were notified in a timely manner.

(b) The Company has conducted a review of its controls and procedures, which has resulted in certain changes related to processing of employee personal accounts, account reconciliation procedures, and approvals related thereto. The Office of the Comptroller of the Currency (OCC) has also conducted a preliminary review in connection with the defalcation noted above and identified certain weaknesses in Harleysville’s internal controls and procedures. They suggested certain corrective actions which Harleysville has responded to in order to reduce the potential for internal fraud.

(c)  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the second quarter of 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our periodic Securities and Exchange Commission filings.

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

Item 2.   Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table presents the repurchase activity of the stock repurchase program during the second quarter of 2004:

	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased under the Plans(1)

April 1-30, 2004	16,457	$ -	16,457	350,035
May 1-31, 2004	3,000	24.25	3,000	347,035
June 1-30, 2004	23,900	25.13	23,900	323,135
Total	43,357	$15.53	43,357

(1) On December 14, 2000, the Board of Directors authorized a program to purchase up to 1,189,000 shares of its common stock.

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.   Other Information

  None
  There has been no change to manner shareholders may recommend nominees to Registrant’s Board of Directors.

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

(10.2)
Complete Settlement Agreement and General Release by and between David E. Sparks, Harleysville National Corporation and Harleysville National Bank (incorporated by reference to Exhibit 99.2 to the Corporation’s Current Report on Form 8-K, as filed on June 22, 2004).

(10.3)
Amendment to Employment Agreement by and among David R. Kotok, Millennium Bank, Cumberland Advisors, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company dated October 15, 2003 (incorporated by referenced to Appendix A to the proxy statement/prospectus on the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(10.4)
Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by Reference to Exhibit 4.3 of Registrant’s Registration Statement No. 33-57790 on Form S-8, filed with the Commission on October 1, 1993.)

(10.5)
Harleysville National Corporation Stock Bonus Plan. (Incorporated by Reference to Exhibit 99A of Registrant’s Registration Statement No. 33-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.6)
Supplemental Executive Retirement Plan. (Incorporated by Reference to Exhibit 10.3 of Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)

(10.7)
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

(10.9)	Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to Registrant’s Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June 4, 1999.)

(10.10)
Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by Reference to Registrant’s Registration Statement No. 333-79973 on Form S-8 filed with the Commission on June 4, 1999.)

(10.11)	Employment agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC.

(10.12)	Supplemental executive retirement benefit agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC.

(10.13)	Employment agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management Services, LLC.

(11)	Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to page 4 and 11 of this Form 10-Q.

(31)	Section 302 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and Michael B. High, Executive Vice President and Chief Financial Officer.

(32)	Section 906 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and Michael B. High, Executive Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, the Registrant filed a Form 8-K containing the following:

On June 22,2004 the Corporation filed a Current Report on Form 8-K announcing the resignation of David E. Sparks, as an executive vice president.

On May 5, 2004, the Corporation filed a Current Report on Form 8-K announcing the completion of the acquisition of Millennium Bank.

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

Exhibit No   Description of Exhibits

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

(10.2)
Complete Settlement Agreement and General Release by and between David E. Sparks, Harleysville National Corporation and Harleysville National Bank (incorporated by reference to Exhibit 99.2 to the Corporation’s current report on Form 8-K, as filed on Jun 22, 2004).

(10.3)
Amendment to Employment Agreement by and among David R. Kotok, Millennium Bank, Cumberland Advisors, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company dated October 15, 2003 (incorporated by referenced to Appendix A to the proxy statement/prospectus on the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(10.4)
Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by Reference to Exhibit 4.3 of Registrant’s Registration Statement No. 33-57790 on Form S-8, filed with the Commission on October 1, 1993.)

(10.5)
Harleysville National Corporation Stock Bonus Plan. (Incorporated by Reference to Exhibit 99A of Registrant’s Registration Statement No. 33-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.6)
Supplemental Executive Retirement Plan. (Incorporated by Reference to Exhibit 10.3 of Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)

(10.7)
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

(10.9)	Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by Reference to Registrant’s Registration Statement No. 333-79971 on Form S-8 filed with the Commission on June4, 1999.)

(10.10)
Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by Reference to Registrant’s Registration Statement No. 333-79973 on Form S-8 filed with the Commission on June 4, 1999.)

(10.11)	Employment agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC.

(10.12)	Supplemental executive retirement benefit agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC.

(10.13)	Employment agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management Services, LLC.

(11)	Computation of Earnings per Common Share. The information for this Exhibit is incorporated by reference to pages 4 and 11 of this Form 10-Q.

(31)	Section 302 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and Michael B. High, Executive Vice President and Chief Financial Officer.

(32)	Section 906 Certification. Walter E. Daller, Jr. Chairman, President and Chief Executive Officer and Michael B. High, Executive Vice President and Chief Financial Officer.