Form 10-Q
period 2004-09-30
HARLEYSVILLE NATIONAL CORP
filed 2004-11-05
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004

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
Yes ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,195,707 shares of Common Stock, $1.00 par value, outstanding on November 5, 2004.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$56,952	$56,306
Federal funds sold and securities purchased under agreements to resell	40,000	30,000
Interest-bearing deposits in banks	1,952	8,551
Total cash and cash equivalents	98,904	94,857
Residential mortgage loans held for sale	1,410	164
Investment securities available for sale	952,982	904,870
Investment securities held to maturity	22,768	20,004
(fair value $23,719 and $21,497, respectively)
Total loans and leases	1,772,779	1,408,227
Less: Allowance for loan losses	(17,795)	(16,753)
Net loans	1,754,984	1,391,474
Premises and equipment, net	26,886	23,329
Accrued interest receivable	11,782	10,169
Net assets in foreclosure	347	935
Goodwill	32,548	-
Intangible assets, net	4,217	2,731
Bank-owned life insurance	52,473	50,693
Other assets	16,872	11,713
Total assets	$2,976,173	$2,510,939
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$325,132	$294,121
Interest-bearing:
Checking accounts	320,276	283,607
Money market accounts	661,480	506,516
Savings	229,992	221,778
Time, under $100,000	527,971	491,740
Time, $100,000 or greater	144,902	181,319
Total deposits	2,209,753	1,979,081
Federal funds purchased and securities sold under agreements to repurchase	161,942	75,291
Other short-term borrowings	2,015	2,015
Long-term borrowings	257,750	172,750
Accrued interest payable	25,963	22,920
Subordinated debt	25,774	-
Guaranteed preferred beneficial interest in Corporation's
subordinated debentures	-	5,000
Other liabilities	26,010	26,829
Total liabilities	2,709,207	2,283,886
Shareholders' Equity:
Series preferred stock, par value $1 per share;
authorized 8,000,000 shares, none issued	-	-
Common stock, par value $1 per share; authorized 75,000,000
shares; issued 27,212,379 shares at September 30, 2004 and
24,667,707 shares at December 31, 2003	27,212	24,668
Additional paid in capital	159,118	98,646
Retained earnings	95,382	109,502
Accumulated other comprehensive income	2,436	8,098
Treasury stock, at cost: 1,019,634 shares at September 30, 2004 and
822,633 shares at December 31, 2003	(17,182)	(13,861)
Total shareholders' equity	266,966	227,053
Total liabilities and shareholders' equity	$2,976,173	$2,510,939
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except weighted average number of common	Three Months Ended		Nine Months Ended
shares and per share information)	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Interest Income:
Loans, including fees	$23,226	$19,820	$63,798	$59,268
Lease financing	1,072	1,517	3,570	5,097
Investment securities:
Taxable	6,448	3,388	17,690	12,931
Exempt from federal taxes	2,458	3,602	8,144	11,376
Federal funds sold and securities purchased under agreements to resell	155	48	305	123
Deposits in banks	7	64	26	118
Total interest income	33,366	28,439	93,533	88,913

Interest Expense:
Savings deposits	2,647	1,586	6,143	6,030
Time, under $100,000	4,490	4,641	13,142	14,513
Time, $100,000 or greater	837	919	2,428	3,387
Short-term borrowings	329	167	888	689
Long-term debt	2,983	1,903	7,302	6,067
Total interest expense	11,286	9,216	29,903	30,686

Net interest income	22,080	19,223	63,630	58,227
Provision for loan losses	499	630	1,485	2,559
Net interest income after provision for loan losses	21,581	18,593	62,145	55,668

Noninterest Income:
Service charges	2,000	2,007	5,854	5,774
Gain on sales in investment securities, net	112	359	1,653	6,449
Trust, investment services and advisory income	1,878	954	4,587	2,820
Bank-owned life insurance income	647	673	1,779	1,935
Income on life insurance	0	0	0	1,119
Other income	2,056	1,259	4,890	4,325
Total noninterest income	6,693	5,252	18,763	22,422
Net interest income after provision for loan losses and
noninterest income	28,274	23,845	80,908	78,090

Noninterest Expense:
Salaries, wages and employee benefits	9,754	7,938	26,865	23,655
Occupancy	1,135	941	3,339	2,846
Furniture and equipment	1,414	1,525	4,182	4,206
Prepayment fee	0	0	0	2,594
Other expense	2,174	2,694	8,501	12,437
Total noninterest expense	14,477	13,098	42,887	45,738

Income before income tax expense	13,797	10,747	38,021	32,352
Income tax expense	3,632	1,952	9,567	5,991
Net income	$10,165	$8,795	$28,454	$26,361

Net income per share information:
Basic	$0.39	$0.36	$1.11	$1.06
Diluted	$0.38	$0.34	$1.07	$1.02
Cash dividends per share	$0.18	$0.15	$0.50	$0.44
Weighted average number of common shares:
Basic	26,240,616	25,003,053	25,745,214	24,983,586
Diluted	27,055,603	25,816,995	26,614,877	25,782,847

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Nine Months Ended September 30, 2004

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss)	Stock	Total	Income (Loss)

Balance, January 1, 2004	24,668	(823)	$24,668	$98,646	$109,502	$8,098	$(13,861)	$227,053
Issuance of stock for stock options	303	-	303	3,911	-	-	-	4,214
Issuance of stock for stock awards	-	-	-	7	-	-	-	7
Stock dividend	1,295	(46)	1,295	28,456	(29,764)	-	-	(13)
Net income	-	-	-	-	28,454	-	-	28,454	$28,454
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(5,662)	-	(5,662)	(5,662)
Issuance of common stock for acquisition of Millennium Bank	946	-	946	27,974	-	-	-	28,920
Purchases of treasury stock	-	(167)	-	399	-	-	(3,596)	(3,197)
Sale of treasury stock	-	16	-	(275)	-	-	275	-
Cash dividends	-	-	-	-	(12,810)	-	-	(12,810)
Comprehensive income									$22,792
Balance, September 30, 2004	27,212	(1,020)	$27,212	$159,118	$95,382	$2,436	$(17,182)	$266,966

Nine Months Ended September 30, 2003

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss)	Stock	Total	Income (Loss)

Balance, January 1, 2003	19,597	(569)	$19,597	$96,585	$94,677	$6,937	$(11,590)	$206,206
Issuance of stock for stock options	130	-	130	1,415	-	-	-	1,545
Issuance of stock for stock awards	-	-	-	6	-	-	-	6
Stock dividend	4,929	(165)	4,929	-	(4,942)	-	-	(13)
Net income	-	-	-	-	26,361	-	-	26,361	$26,361
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(1,921)	-	(1,921)	(1,921)
Purchases of treasury stock	-	(89)	-	-	-	-	(2,271)	(2,271)
Cash dividends	-	-	-	-	(11,048)	-	-	(11,048)
Comprehensive income									$24,440
Balance, September 30, 2003	24,656	(823)	$24,656	$98,006	$105,048	$5,016	$(13,861)	$218,865

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Nine months ended September 30,
Operating Activities:	2004	2003
Net income	$28,454	$26,361
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	1,485	2,559
Depreciation and amortization	3,061	2,189
Net amortization of investment securities discounts/premiums	4,452	7,906
Deferred income tax benefit	(569)	(2,080)
Gains on sales of investment securities, net	(1,653)	(6,449)
Net (increase) decrease in accrued interest receivable	(678)	2,219
Net increase (decrease) in accrued interest payable	2,533	(1,230)
Net increase in other assets	(1,612)	(1,110)
Net increase in other liabilities	2,324	2,655
Other, net	7	6
Net cash provided by operating activities	37,804	33,026
Investing Activities:
Proceeds from sales of investment securities available for sale	1,148,686	965,232
Proceeds, maturity or calls of investment securities held to maturity	1,099	754
Proceeds, maturity or calls of investment securities available for sale	214,010	522,035
Purchases of investment held to maturity	(3,826)
Purchases of investment securities available for sale	(1,387,509)	(1,436,573)
Net increase in loans	(211,249)	(48,664)
Net cash paid due to acquisition, net of cash acquired	(18,439)	-
Net increase in premises and equipment	(4,159)	(2,771)
Net increase in bank-owned life insurance	(1,780)	(1,382)
Proceeds from sales of other real estate	1,043	875
Net cash used in investing activities	(262,124)	(494)
Financing Activities:
Net increase in deposits	79,424	11,010
Increase in federal funds purchased and securities sold under agreements to repurchase	75,130	3,973
Decrease in short-term borrowings	(3,000)	(52)
Advances of long-term borrowings	68,000	6,000
Advances of long-term subordinated debt	20,619	-
Cash dividends	(12,810)	(11,048)
Repurchase of common stock	(3,197)	(2,271)
Proceeds from the exercise of stock options	4,214	1,545
Other, net	(13)	-
Net cash provided by financing activities	228,367	9,157
Net increase in cash and cash equivalents	4,047	41,689
Cash and cash equivalents at beginning of period	94,857	104,087
Cash and cash equivalents at end of the period	$98,904	$145,776

Cash paid during the period for:
Interest	$27,753	$31,917
Income taxes	$7,400	$7,400
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$517	$1,378
Acquisition of Millennium Bank, common stock issued	$28,920	-

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the "Corporation") and its wholly owned subsidiaries - Harleysville National Bank ("Harleysville"), HNC Financial Company and HNC Reinsurance Company, as of September 30, 2004, the results of its operations for the three and nine month periods, ended September 30, 2004 and 2003 and the cash flows for the nine month periods, ended September 30, 2004 and 2003. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2003 Annual Report on Form 10-K. The results of operations for the three and nine month periods, ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Comprehensive Income

The Corporation follows SFAS No. 130, Reporting Comprehensive Income, which establishes standards to provide prominent disclosure of comprehensive income items. The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Nine months ended September 30, 2004	amount	(Expense)	amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(7,558)	$2,645	$(4,913)
Less reclassification adjustment for net gains realized in net income	1,653	(579)	1,074
Net unrealized losses	(9,211)	3,224	(5,987)
Change in minimum pension liability	460	-	460
Change in fair value of derivatives used for cash flow hedges	(207)	72	(135)
Other comprehensive loss, net	$(8,958)	$3,296	$(5,662)

(Dollars in thousands)	Before tax	Tax	Net of tax
Nine months ended September 30, 2003	amount	(Expense)	amount
Net unrealized losses on available for sale securities:
Net unrealized holding gains arising during period	$3,494	$(1,222)	$2,272
Less reclassification adjustment for net gains realized in net income	6,449	(2,256)	4,193
Net unrealized losses	(2,955)	1,034	(1,921)
Change in minimum pension liability	-	-	-
Change in fair value of derivatives used for cash flow hedges	-	-	-
Other comprehensive loss, net	$(2,955)	$1,034	$(1,921)

Note 3 - Stock Based Compensation

The Corporation follows SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The Corporation has chosen an alternative permitted by the standard to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 has been applied.

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,444,772 shares of common stock to key employees and directors. At September 30, 2004, 2,160,583 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at September 30, 2004, the Corporation has an additional 297,787 granted stock options, which were converted into the Corporation’s options as a result of the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $10.20 to $15.22, at September 30, 2004, except for 32,844 non-qualified stock options, which are performance based and exercisable at $12.94 per share after December 31, 2006.

Note 3 - Stock Based Compensation (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants at September 30, 2004 and September 30, 2003, respectively: dividend yield of 2.66% and 2.50%; expected volatility of 29.10% and 5.35%; risk-free interest rate of 3.94% and 2.77%; and an expected life of 6.96 years and 7.18 years. The options converted as a result of the Millennium Bank acquisition have been excluded from the valuation since they have been included in goodwill under the purchase method of accounting.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine months Ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2004	2003	2004	2003
Net Income
As reported	$10,165	$8,795	$28,454	$26,361
Less: Stock-based compensation cost determined
under fair value method for all awards	172	371	1,049	1,114
Proforma	$9,993	$8,424	$27,405	$25,247

Earnings per share (Basic)
As reported	$.39	$.36	$1.11	$1.06
Proforma	$.38	$.34	$1.06	$1.01

Earnings per share (Diluted)
As reported	$.38	$.34	$1.07	1.02
Proforma	$.37	$.33	$1.03	$.98

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

Note 4 - Variable Interest Entities

Management has determined that HNC Statutory Trust I ("Trust I") qualifies as a variable interest entity under FASB Interpretation 46 (FIN 46) Consolidation of Variable Interest Entities, as revised. Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust I is included in the Corporation’s consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which must be applied to certain variable interest entities by March 31, 2004.

The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Corporation no longer consolidates Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Corporation has the right to a majority of Trust I’s expected residual returns. The deconsolidiation resulted in the investment in the common stock of Trust I to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $155,000. In addition, the income received on the Corporation’s common stock investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by Trust I as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as "restricted core capital elements." The rule would take effect March 31, 2007; however, a three year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

Note 5 - Pension Plan

    The Corporation has a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the 10-year period preceding retirement.

Net periodic defined benefit pension expense for the nine months ended September 30, 2004 and 2003 included the following components:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
(Dollars in thousands)

Service cost	$655	$589
Interest cost	424	366
Expected return on plan assets	(358)	(269)
Amortization of prior service cost	(79)	(83)
Amortization of unrecognized net actuarial loss	60	146
Net periodic benefit expense	$702	$749

The Corporation has contributed $1.5 million to its pension plan in 2004. Management is currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on the Corporation’s projection. The Corporation does not anticipate any material changes to its financial statements as a result of adopting the requirements of the Pension Funding Equity Act of 2004.

Note 6 - Acquisition

On April 30, 2004, the Corporation completed its acquisition of Millennium Bank which was merged with and into Harleysville. Millennium Bank was based in Malvern, Pennsylvania a with four banking offices, specializing in commercial lending and client relationship banking along with the wealth management unit, Cumberland Advisors, Inc. Millennium Bank’s results of operations are included in the Corporation’s results beginning April 30, 2004 through September 30, 2004.

The aggregate purchase price was $52.8 million in cash and stock which included $5.5 million in expenses associated with the acquisition. The Corporation acquired 100% of the outstanding shares of Millennium Bank. Millennium Bank shares of 1,511,624 were exchanged at a conversion ratio of .6256 (.65688 restated *) for 945,672 (992,956 restated*) common shares of the Corporation’s common stock and Millennium Bank shares of 1,008,050 were exchanged for cash consideration of $16.1 million. Millennium Bank options of 302,250 were cashed out for consideration of $2.3 million and options of 453,325 were exchanged at a conversion ratio of .6256 (.65688 restated*) to acquire 283,601 shares (297,781 restated*) of the Corporation’s common stock (252,321 (264,937 restated*) options at an exercise price of $10.71 to $15.98 ($10.20 to $15.22 restated*) and 31,280 (32,844 restated*) performance based options at an exercise price of $13.59 ($12.94 restated*)).

* - Restated for stock dividend

Note 6 - Acquisition (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. This transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations."

At April 30, 2004
(Dollars in thousands)

Assets:
Cash and cash equivalents	$5,460
Investment securities available for sale	35,345
Loans	157,124
Less: Allowance for loan losses	(1,677)
Net loans	155,447
Other assets	8,011
Total assets	$204,263

Liabilities:
Noninterest-bearing deposits	$17,494
Interest-bearing deposits	133,754
Short-term borrowings	14,521
Long-term borrowings	17,000
Other liabilities	1,223
Total liabilities	$183,992

Net assets acquired (1)	$20,271

Goodwill of $32.5 million was recorded in connection with the acquisition of Millennium Bank. The following table provides the calculation of the goodwill:

(Dollars in thousands)

Purchase Price:	$47,323
Expense associated with the acquisition	5,496
Total purchase price	52,819

Net Assets Acquired:
Seller shareholders’ equity, net of intangible assets	15,449
Estimated adjustments to reflect assets acquired at fair value:
Loans (seven year weighted average life)	1,432
Core deposit intangible (eight year amortization)	1,782
Estimated amount allocated to liabilities assumed at fair value:
Deposits (four year weighted average life)	(931)
Deferred tax and current taxes payable	2,539
Net assets acquired	20,271

Goodwill (1)	$32,548

(1) Net assets acquired were reduced by $319,000 and goodwill was increased by $319,000 during the third quarter of 2004 after the Corporation finalized the allocation of the purchase price based upon third party valuation of certain intangible assets.

Note 7 - Capital Securities

HNC Statutory Trust II, a Delaware statutory trust subsidiary of Corporation (the "Trust II"), completed an offering of $20.0 million of floating rate (three- month LIBOR plus a margin of 2.70%) Capital Securities (the "Capital Securities"), which represent undivided beneficial interests in the assets of the Trust II on March 25, 2004. The Trust II qualifies as a variable interest entity under FIN 46. The Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. The Trust II holds, as its sole asset, a subordinated debenture in the amount of $20.6 million issued by the Corporation on March 25, 2004.

Note 8 - Earnings Per Share

The Corporation follows the provisions of SFAS No. 128, Earnings per Share ("EPS"). Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average, actual shares and per share information in these financial statements have been adjusted retroactively for the effect of stock dividends and splits. The calculation of basic earnings per share and diluted earnings per share are as follows:

For the three months ended September 30,	2004			2003
(Dollars in thousands, except number of shares and per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$10,165	26,240,616	$.39	$8,795	25,003,053	$.36
Effect of dilutive securities:
Stock options(1)	—	814,987	(0.01)	—	813,942	(0.02)
Diluted earnings per share:
Income available to common shareholders and assumed conversions	$10,165	27,055,603	$.38	$8,795	25,816,995	$.34

For the nine months ended September 30,	2004			2003
(Dollars in thousands, except number of shares and per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$28,454	25,745,214	$1.11	$26,361	24,983,586	$1.06
Effect of dilutive securities:
Stock options(1)	—	869,663	(0.04)	—	799,261	(0.04)
Diluted earnings per share:
Income available to common shareholders and assumed conversions	$28,454	26,614,877	$1.07	$26,361	25,782,847	$1.02

(1)    For the three and nine months ended September 30, 2004, options to purchase 233,000 shares of common stock at $29.04 per share and 228,000 common shares at $29.16 per share, respectively, have been excluded in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common stock. For the three and nine months ended September 30, 2003, there were no antidilutive options.

Note 9 - Stock Dividend/Split

On September 15, 2004, the Corporation paid a five percent stock dividend to shareholders of record as of August 30, 2004. On September 15, 2003, the Corporation paid a five-for-four stock split to shareholders of record as of September 2, 2003. All prior period amounts were restated to reflect these stock dividends/splits.

Note 10 - Loan Commitments

The Corporation had commitments with customers to extend mortgage loans at a specified rate in the amount of $1.4 million at September 30, 2004. The loan commitments are accounted for as a derivative and recorded at fair value. The Corporation estimates the fair value of these commitments by comparing the secondary market price at September 30, 2004 to the price specified in the contract to sell the loan initiated at the time of the loan commitment. At September 30, 2004, the fair value of the loan commitments was $3,000 which was recorded as other income.

Note 11 - New Accounting Pronouncement

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation’s 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay of the effective date will be superseded concurrent with the final issuance of EITF 03-1-a. The Corporation is in the process of determining the impact that this EITF will have on its financial statements.

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

Stock-based Compensation: Under SFAS No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), companies have a choice whether to adopt the fair value based method of accounting for stock-based compensation or remain with the intrinsic value based method prescribed under APB Opinion No. 25, "Account for Stock Issued to Employees" (APB 25) but provide pro-forma disclosure as if the fair value based method was applied. The Corporation chose the intrinsic value based method under APB 25 and provides pro-forma disclosure required under FAS 123. In preparing the pro-forma disclosure, the Corporation estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.

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

Overview

The Corporation earned $10.2 million in the third quarter of 2004, a 15.6% increase over third quarter 2003 earnings of $8.8 million and a 8.3% increase over $9.4 million earned in the second quarter of 2004. Higher earnings for the third quarter of 2004 as compared to the third quarter of 2003 was primarily due to increased trust and investment services income and loan interest income, and gains related to the auto leasing portfolio partially offset by an increase in operating expenses.

Earnings for the first nine months of 2004 increased 7.9% to $28.5 million from $26.4 million during the same period in 2003. Increased trust and investment services income and loan interest income, a reduction in the provision for loan losses and operating expenses, partially offset by lower security gains and non-recurring income from life insurance proceeds contributed to the first nine months of 2004 performance. Asset quality at September 30, 2004 also improved through a reduction in non-performing assets, compared to both December 31, 2003 and September 30, 2003.

Third quarter 2004 diluted earnings per share of $.38 increased 11.8% over the $.34 earned during the third quarter of 2003, and basic earnings per share at $.39 increased 8.3% over $.36 earned in the third quarter of 2003.

The financial results for 2004 include the impact of operations from the acquisition of Millennium Bank effective April 30, 2004 and the related issuance by the Corporation of 945,672 (992,956 restated for stock dividend) common shares, as well as the issuance of 1,294,627 shares for a 5% stock dividend payable September 15, 2004. The Corporation’s consolidated total assets were $2.98 billion at September 30, 2004, 18.0% above the September 30, 2003 level of $2.52 billion. Of this increase, 9.2% or $231.3 million was attributable to the acquisition of Millennium Bank and 10.4% or $261.4 million was due to loan growth partially offset by a net decrease in cash and investments of 1.1%, or $27.8 million.

For the three months ended September 30, 2004, the annualized return on average shareholders’ equity and the annualized return on average assets were 15.61% and 1.40%, respectively. For the same period in 2003, the annualized return on average shareholders’ equity was 16.11% and the annualized return on average assets was 1.44%. The annualized return on average realized shareholders’ equity for the third quarter of 2004 and 2003 (excluding accumulated other comprehensive loss of $3.6 million and other comprehensive income of $7.1 million respectively) was 15.40% and 16.65%. The decrease in the annualized return on average shareholders’ equity during 2004 was primarily due to the increase in equity in the Millennium Bank acquisition.

Asset quality continued to improve in an economy that is slowly beginning to show signs of strength, as reflected by the improvement in loan quality ratios at September 30, 2004. Nonperforming assets (nonaccruing loans, net assets in foreclosure and loans past due 90 days or more and still accruing interest) were .16% of total assets at September 30, 2004, compared to .22% at December 31, 2003 and .24% at September 30, 2003. The ratio of the allowance for loan losses to nonperforming loans was 414.0% at September 30, 2004, compared to 371.7% at December 31, 2003 and 326.5% at September 30, 2003. The increase in the ratio of loan loss reserve to nonperforming loans was primarily due to improved loan quality. The annualized net loans charged-off to average loans was 0.15% during the third quarter of 2004, compared to 0.39% during the third quarter of 2003.

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

On April 30, 2004, the Corporation completed the acquisition of Millennium Bank, Malvern, PA. Millennium Bank was merged into Harleysville. This transaction was accounted for in accordance with SFAS No. 141 "Business Combinations." Millennium Bank’s shareholders received 945,672 (992,956 restated for stock dividend) of the Corporation’s common stock and $16.1 million in exchange for all outstanding common shares. Millennium Bank option holders received $2.3 million and options to acquire 283,601 shares (297,781 restated for stock dividend) of the Corporation’s common stock in exchange for all outstanding options.

Net Interest Income and Related Assets and Liabilities

Net interest income for the third quarter 2004 of $22.1 million was $2.9 million or 14.9% higher than the same period 2003 net interest income of $19.2 million. Net interest income of $63.6 million for the first nine months of 2004 was $5.4 million or 9.3% higher than the same period 2003 net interest income of $58.2 million. This increase in net interest income was primarily the result of higher earning asset volumes partially offset by lower rates. Interest income was higher during the third quarter 2004 compared to 2003 as a result of the impact of the increase in earning assets acquired through growth and the Millennium Bank acquisition. Interest income for the first nine months of 2004 of $93.5 million was $4.6 million or 5.2% higher than interest income of $88.9 million during the same period in 2003. This was a result of the growth in the loan portfolio partially offset by the impact of lower interest rates on loans.

The rate-volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three and nine months ended September 30, 2004 compared to September 30, 2003 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

	Three Months Ended			Nine months Ended
	September 30, 2004 compared to			September 30, 2004 compared to
(Dollars in thousands)	September 30, 2003			September 30, 2003

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate

Increase (decrease) in interest income:
Investment securities *	$1,525	$ 352	$ 1,173	$ 513	$ 83	$ 430
Federal funds sold and deposits in banks	50	2	48	90	112	(22)
Loans *	2,995	5,455	(2,460)	3,088	10,226	(7,138)
Total	4,570	5,809	(1,239)	3,691	10,421	(6,730)

Increase (decrease) in interest expense:
Savings deposits	1,061	396	665	113	780	(667)
Time deposits	(233)	(45)	(188)	(2,330)	(965)	(1,365)
Borrowed funds	1,242	1,235	7	1,434	2,206	(772)
Total	2,070	1,586	484	(783)	2,021	(2,804)

Net increase (decrease) in interest income	$2,500	$4,223	$(1,723)	$4,474	$8,400	$(3,926)
*Tax equivalent basis

BALANCE SHEET ANALYSIS

The table below presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

AVERAGE BALANCE SHEET AND INTEREST RATES

(Dollars in thousands)	Three Months Ended September 30,			Three Months Ended September 30,
	2004			2003

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$709,890	$6,448	3.61%	$589,321	$3,388	2.30%
Nontaxable investments (1)	222,420	3,873	6.93	309,565	5,408	6.99
Total investment securities	932,310	10,321	4.40	898,886	8,796	3.91
Federal funds sold and deposits in banks	46,004	162	1.40	45,285	112	0.99
Loans (1) (2)	1,717,245	24,598	5.70	1,354,394	21,603	6.38
Total earning assets	2,695,559	35,081	5.18	2,298,565	30,511	5.31
Noninterest-earning assets	183,210			138,198
Total assets	$2,878,769			$2,436,763

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,143,618	2,647	0.92	$940,436	1,586	0.67
Time	681,266	5,327	3.11	687,670	5,560	3.23
Total interest-bearing deposits	1,824,884	7,974	1.74	1,628,106	7,146	1.76
Borrowed funds	412,797	3,312	3.19	260,383	2,070	3.18
Total interest bearing liabilities	2,237,681	11,286	2.01	1,888,489	9,216	1.95
Noninterest-bearing liabilities:
Demand deposits	329,559			278,267
Other liabilities	52,494			51,611
Total noninterest-bearing liabilities	382,053			329,878
Total liabilities	2,619,734			2,218,367
Shareholders' equity	259,035			218,396
Total liabilities and shareholders' equity	$2,878,769			$2,436,763
Net interest spread			3.17			3.36
Effect of noninterest-bearing sources			0.34			.35
Net interest income/margin on earning assets		$23,795	3.51%		$21,295	3.71%

Less tax equivalent adjustment		1,715			2,072
Net interest income		$22,080			$19,223

(Dollars in thousands)	Nine months Ended September 30,			Nine months Ended September 30,
	2004			2003

	Average			Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$703,978	$17,690	3.36%	$613,133	$12,931	2.81%
Nontaxable investments (1)	238,001	12,835	7.20	325,940	17,081	6.99
Total investment securities	941,979	30,525	4.33	939,073	30,012	4.26
Federal funds sold and deposits in banks	41,098	331	1.08	27,258	241	1.18
Loans (1) (2)	1,568,837	68,261	5.81	1,342,174	65,173	6.47
Total earning assets	2,551,914	99,117	5.19	2,308,505	95,426	5.51
Noninterest-earning assets	159,653			132,359
Total assets	$2,711,567			$2,440,864

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,072,585	6,143	0.77	$938,308	6,030.86
Time	673,411	15,570	3.09	712,461	17,900	3.35
Total interest-bearing deposits	1,745,996	21,713	1.66	1,650,769	23,930	1.93
Borrowed funds	356,380	8,190	3.07	262,483	6,756	3.43
Total interest bearing liabilities	2,102,376	29,903	1.90	1,913,252	30,686	2.14
Noninterest-bearing liabilities:
Demand deposits	309,102			260,712
Other liabilities	53,585			51,533
Total noninterest-bearing liabilities	362,687			312,245
Total liabilities	2,465,063			2,225,497
Shareholders' equity	246,504			215,367
Total liabilities and shareholders' equity	$2,711,567			2,440,864
Net interest spread			3.29			3.37
Effect of noninterest-bearing sources			0.33			.37
Net interest income/margin on earning assets		$69,214	3.62%		$64,740	3.74%

Tax equivalent adjustment		5,584			6,513
Net interest income		$63,630			$58,227

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis (tax rate of 35%)
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Net interest income on a fully tax-equivalent basis in the third quarter of 2004 increased $2.5 million or 11.7% over the same period in 2003. This increase was the result of higher earning asset volumes and higher rates on average investment securities partially offset by lower rates on average loans. The net interest margin for the third quarter of 2004 of 3.51% decreased 20 basis points from the third quarter of 2003 net interest margin of 3.71%. Average earning assets increased $397.0 million or 17.3% during the third quarter of 2004 versus the comparable period in 2003. This increase was primarily due to an increase in average loans of $362.9 million or 26.8% and an increase in average investments of $33.4 million or 3.7%. Loans totaling $157.1 million and investments totaling $35.3 million were acquired in the acquisition of Millennium Bank. The lower net interest margin is primarily due to the continuing decline in loan yields.

The yield earned on average earning assets during the third quarter of 2004 of 5.18% was 13 basis points lower than the 5.31% earned during the third quarter of 2003. The rate paid on average deposits and borrowings of 2.01% during the third quarter of 2004 was 6 basis points higher than the 1.95% rate paid during the third quarter of 2003. Lower rate average savings deposits grew $203.2 million and higher rate average time deposits decreased $6.4 million. Savings deposits of $42.3 million and time deposits of $91.4 million were acquired from Millennium Bank during the quarter. Borrowed funds increased $152.4 million during this period. The average rate paid on borrowed funds increased 1 basis point, from 3.18% to 3.19%.

Net Interest Margin

The net interest margins for the three-month periods ending September 30, 2004 and September 30, 2003 were 3.51% and 3.71%, respectively. The third quarter 2004 net interest margin was lower than both the third and fourth quarter of 2003 net interest margins of 3.71% and 3.68%, respectively. The net interest margin percentage was lower primarily due to the continuing decline in loan yields, although net interest income has increased primarily as a result of higher earning assets volume.

During the third quarter of 2004, the Corporation continued to manage its balance sheet in an effort to position it for the longer term and potentially higher rates. The Corporation sold securities that exhibit extension risk in a rising rate environment and purchased securities with more stable cash flows in such rate environment. As a result, the balance sheet is better positioned to minimize market risk from rising rates.

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

The Corporation entered into three interest-rate swaps with a notional value totaling $45.0 million and a positive fair value of $60,000 at September 30, 2004.

The Corporation uses three principal reports to measure interest rate risk: asset/liability simulation reports; gap analysis reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocks. The results of the September 30, 2004 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates are shocked up 300 basis points, but is outside of guidelines when rates are shocked down over 100 basis points.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of September 30, 2004. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

		Change in		Asset/Liability
(Dollars in thousands)	Market Value	Market Value	Percentage	Approved
	of Equity	of Equity	Change	Percent Change
+ Basis Points	$341,699	$(66,038)	-16.20%	+/-35%
+Basis Points	373,580	(34,157)	-8.38	+/-25
+ Basis Points	402,990	(4,747)	-1.16	+/-15
Flat Rate	407,737	-	0.00
-100 Basis Points	395,196	(12,541)	-3.08	+/-15
-200 Basis Points	368,953	(38,783)	-9.51	+/-25
-300 Basis Points	336,692	(71,045)	-17.42	+/-35

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

While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans. In addition, the Office of the Comptroller of the Currency (the "OCC"), as an integral part of their examination process, periodically reviews Harleysville’s allowance for loan losses. The OCC may require Harleysville to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

The historical loss components of the allowance for commercial loans is based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectibility of loans. Harleysville analyzes all commercial loans that have been identified as having potential risk. The review is accomplished via Watchlist Memoranda, and designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions.

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

The historic loss model includes an imprecision component that reflects management’s belief that there were additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. Furthermore, given that past performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit management staff to assess the direction of credit risk and its instant affect on losses. These reports include the exception tracking reports, the credit bureau score distribution report, the debt to income summary, etc. These are a few of the many reports that drive the judgmental component. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the specific segments of the portfolio based on the historic loss component.

For the third quarter of 2004, the provision for loan losses was $499,000, compared to $630,000 for the same period in 2003. For the nine months ended September 30, 2004, the provision for loan losses was $1.5 million compared to $2.6 million for the same period in 2003, a decrease of $1.1 million or 42.0%. This decrease reflects improved loan quality and management’s periodic analysis as described above. Non-performing assets decreased in the third quarter of 2004 by $1.4 million and $797,000 from the third and fourth quarters of 2003, respectively. The ratio of the allowance for loan losses to non-performing loans (non-accruing loans and loans 90 days or more past due) was 414.0% at September 30, 2004, compared to 371.7% at December 31, 2003, and 326.5% at September 30, 2003. Non-performing assets, including non-accrual loans, net assets in foreclosure and loans 90 days or more past due are .16% of total assets at September 30, 2004, an improvement from the .22% at December 31, 2003, and the .24% at September 30, 2003. Net loans charged off were $644,000 for the quarter ended September 30, 2004 compared to $1.3 million for the quarter September 30, 2003. Net loans charged off for the nine months ended September 30, 2004 were $2.1 million compared to $2.9 million for the same period in 2003.

Allowance for Loan Losses
A summary of the allowance for loan losses is as follows:
	Nine months Ended
(Dollars in thousands)	September 30,
	2004	2003

Average loans	$1,568,837	$1,342,174

Allowance, beginning of period	16,753	17,190
Loans charged off:
Commercial and industrial	255	473
Consumer	1,567	1,568
Real estate	189	1,193
Lease financing	646	371
Total loans charged off	2,657	3,605
Recoveries:
Commercial and industrial	4	16
Consumer	371	544
Real estate	107	71
Lease financing	55	79
Total recoveries	537	710
Net loans charged off	2,120	2,895
Reserve from Millennium Bank acquisition	1,677	—
Provision for loan losses	1,485	2,559
Allowance, end of period	$17,795	$16,854
Ratio of net charge offs to average
loans outstanding (annualized)	0.18%	0.29%

Analysis of Credit Risk

	September 30, 2004	December 31, 2003	September 30, 2003
(Dollars in thousands)

Non-accrual loans and leases	$3,350	$3,343	$3,962
Loans and leases 90 days or more past due	948	1,164	1,200
Total nonperforming loans and leases	4,298	4,507	5,162
Net assets in foreclosure	347	935	893
Total nonperforming assets	$4,645	$5,442	$6,055

Allowance for loan and lease losses to nonperforming loans and leases	414.0%	371.7%	326.5%
Nonperforming loans and leases to total net loans and leases	0.24%	0.32%	0.37%
Allowance for loan and lease losses to total loans and leases	1.00%	1.19%	1.22%
Nonperforming assets to total assets	0.16%	0.22%	0.24%

The following table sets forth an allocation of the allowance for loan losses by loan category:

	September 30, 2004		December 31, 2003
		Percent of		Percent of
(Dollars in thousands)	Amount	Reserve	Amount	Reserve

Real estate	$4,714	26%	$3,919	23%
Commercial
and industrial	6,378	36%	6,840	41%
Consumer	5,511	31%	4,990	30%
Lease financing	1,192	7%	1,004	6%
Total	$17,795	100%	$16,753	100%

Nonperforming assets (nonaccruing loans, loans 90 days past due and net assets in foreclosure) were 0.16% of total assets at September 30, 2004 and 0.22% and 0.24% at December 31, 2003 and September 30, 2003, respectively. The ratio of the allowance for loan losses to loans at September 30, 2004 of 1.00% was lower than the December 31, 2003 ratio of 1.19% and the September 30, 2003 ratio of 1.22%.

Nonaccruing loans at September 30, 2004 of $3.4 million, increased $7,000 from the December 31, 2003 level of $3.3 million, and decreased $612,000 from the September 30, 2003 level of $4.0 million. The decrease in nonaccruing loans at September 30, 2004, compared to September 30, 2003 was primarily the result of a decrease in nonaccruing commercial and residential real estate loans of $707,000 and a decrease in non-accruing leases of $248,000 partially offset by an increase in commercial and industrial loans of $446,000.

Net assets in foreclosure were $347,000 as of September 30, 2004, a decrease of $588,000 from the December 31, 2003 balance of $935,000. During the third quarter of 2004, transfers from loans to assets in foreclosure were $80,000, disposals on foreclosed properties were $60,000, and charge offs of $62,000 were recorded. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and expected to be restored to a current status in the near future. As of September 30, 2004, loans past due 90 days or more and still accruing interest were $948,000 compared to $1.2 million, as of December 31, 2003, and $1.2 million as of September 30, 2003. The decrease in loans past due 90 days or more at September 30, 2004, compared to December 31, 2003 and September 30, 2003, was due to a lower level of real estate loans past due 90 days or more.

The following information concerns impaired loans:

(Dollars in thousands)	September 30, 2004	Dec. 31, 2003	September 30, 2003
Impaired Loans	$1,300	$1,811	$2,016

Average year-to-date impaired loans	$1,277	$2,189	$2,322

Impaired loans with specific loss allowances	$1,300	$1,811	$2,016

Loss allowances reserved on impaired loans	$141	$185	$233

Year-to-date income recognized on impaired loans	$0	$63	$45

Harleysville’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to Harleysville. Harleysville will not recognize income if these factors do not exist.

Non-Interest Income

In the three months ending September 30, 2004, non-interest income of $6.7 million increased $1.4 million, or 27.4%, from $5.3 million for the same period in 2003. This increase in non-interest income is primarily the result of increases in trust and investment advisory income of $924,000 and gains related to the auto leasing portfolio of $680,000 partially offset by a decrease in gain of sale of investment securities of $247,000. Non-interest income for the nine months ended September 30, 2004 decreased $3.7 million or 16.3% to $18.8 million from $22.4 million during the comparable period of 2003. This was mainly due to a decrease of $4.8 million in gain on sale of investment securities and a $1.1 million decrease in life insurance income, partially offset by an increase of $1.8 million in trust and investment advisory income and an increase of $680,000 in gains related to the auto leasing portfolio.

The Corporation recorded net security gains of $1.7 million in the first nine months 2004 and $6.4 million in the comparable period of 2003. The Corporation sold investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments.

Income from the Wealth Management and Private Banking Division increased $1.8 million from $2.8 million at September 30, 2003 to $4.6 million at September 30, 2004, a 62.7% increase from the prior year. Of this increase, $1.1 million, or 39.3% was attributable to the Cumberland Advisors subsidiary acquired with the Millennium Bank acquisition. Additionally, the increase was due to growth in trust assets and the higher market value of equities in trust assets experienced in 2004, compared to 2003.

The Corporation’s bank owned life insurance (BOLI) income decreased $26,000 or 3.9% during the third quarter of 2004, compared to the same period in 2003, and decreased $156,000 or 8.1% during the first nine months of 2004 compared to the same period in 2003. The reduction is due to lower yields on the insurance contracts partially offset by higher amounts of BOLI insurance. BOLI involves the purchase of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to Harleysville, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases.

Other income for the third quarter of 2004 increased $797,000 or 63.3%, compared to the same period in 2003. This increase was primarily associated with an increase in gains related to the auto leasing portfolio of $680,000. Year-to-date other income increased $565,000 from $4.3 million in 2003 to $4.9 million in 2004, an increase of 13.1%. The increase was attributable to increases in miscellaneous fees of $410,000, an increase of $630,000 related to the auto leasing portfolio, and an increase in miscellaneous income of $204,000, partially offset by a decrease in gains on sale of mortgage loans of $704,000.

Non-Interest Expenses

During the third quarter 2004, non-interest expenses of $14.5 million increased $1.4 million or 10.5% from $13.1 million in the third quarter of 2003. The increase in non-interest expense was due to a $1.8 million increase in salaries and benefits primarily related to the acquisition of Millennium partially offset by a decrease in other expenses of $520,000. The decrease in other expenses was mainly due to higher deferred loan expenses of $1.3 million, partially offset by an increase of $398,000 in marketing costs and an increase of $427,000 in amortization of intangible assets. For the first nine months of 2004, non-interest expense decreased $2.9 million, or 6.2%, to $42.9 million from $45.7 million in 2003. This decrease was mainly due to lower off-lease vehicle residual reserve of $2.6 million, a decrease of $2.6 million in Federal Home Loan Bank borrowings prepayment fees, and higher loan origination expense deferrals amounting to $2.4 million, partially offset by an increase of $3.2 million in salary and employee benefit expense and $493,000 in occupancy expense, mostly related to the Millennium acquisition and a new branch opening.

Employee salaries and benefits increased $1.8 million or 22.9% during the third quarter of 2004 as compared to the third quarter of 2003. Employee salaries increased $2.0 million or 10.1% during the first nine months of 2004 as compared to 2003. The increases reflect merit and cost of living increases, additional staff necessitated by the growth of Harleysville, and the acquisition of Millennium Bank and Cumberland Advisors, Inc. Employee benefits of $5.4 million expensed in the first nine months of 2004 were $1.2 million or 29.8% higher than the $4.2 million of employee benefits expensed during the same period in 2003. The increase in employee benefits is primarily the result of higher pension and healthcare expenses experienced during the first nine months of 2004 compared to the first nine months of 2003.

Net occupancy expense increased $194,000 or 20.6%, from $941,000 in the third quarter of 2003 to $1.1 million in the third quarter of 2004. For the first nine months of 2004, occupancy expense increased $493,000 or 17.3% over the first nine months of 2003. This increase was primarily the result of higher rent and maintenance expenses and the Millennium Bank acquisition, partially offset by a decrease in snow removal expenses associated with a milder winter in 2004.

Prepayment fees on borrowings totaled $2.6 million during the first nine months of 2003. There were no prepayment fees to date during 2004.

Other expenses decreased $520,000, or 19.3%, from $2.7 million in the third quarter of 2003, compared to $2.2 million in other expenses recorded during the same period in 2004. This decrease was largely due to higher deferred loan expenses of $1.3 million as a result of increased loan volume and a higher deferred cost per loan partially offset by an increase of $398,000 in marketing costs and an increase of $427,000 in amortization of intangible assets, which includes mortgage servicing rights and core deposit intangibles. During the first nine months of 2004, other expenses decreased $3.9 million or 31.6% to $8.5 million when compared to other expenses of $12.4 million recorded during the first nine months of 2003. This decrease is mainly due to reduced off-lease vehicle residual reserve of $2.6 million and higher loan origination expense deferrals amounting to $2.4 million as a result of increased loan volume and a higher deferred cost per loan, partially offset by increases in expenses of $380,000 in marketing expenses, $331,000 related to the charter collapse and the acquisition of Millennium Bank, and an increase of $223,000 in amortization of intangible assets. The Corporation reviews and adjusts, if necessary, the off-lease vehicle residual reserve on a quarterly basis.

Income Taxes

The effective income tax rate for the quarter ended September 30, 2004 was 26.3% and for the nine months ended September 30, 2003 was 25.2% versus the statutory rate of 35%. The Corporation’s lower effective rate is lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The lower effective rate of 18.2% for the third quarter of 2003 and 18.5% for the nine months ended September 30, 2003 was primarily the result of non-taxable income on life insurance proceeds amounting to $1.1 million received during 2003 as well as lower nontaxable investment securities income and higher taxable loan interest during 2004.

Balance Sheet Analysis

Total assets increased $465.2 million, or 18.5%, from $2.51 billion at December 31, 2003 to $2.98 billion at September 30, 2004. This increase in assets was primarily the result of $231.3 million from the acquisition of Millennium Bank and $208.9 million growth in loans.

The balance of investment securities available for sale at September 30, 2004 of $953.0 million increased $48.1 million compared to the December 31, 2003 balance of $904.9 million. The increase was primarily as a result of security acquisitions from Millennium Bank of $35.3 million and additional purchase of agencies partially offset by a decrease in market value of $9.2 million during the first nine months of 2004. Total loans and leases grew by $364.6 million from $1.41 billion at December 31, 2003 to $1.77 billion at September 30, 2004. This growth was primarily due to the increase of $157.1 million with the Millennium acquisition along with increases in home equity loans and commercial real estate loans, partially offset by lower indirect vehicle financing and vehicle leases.

Total deposits increased $230.7 million, or 11.7% from $1.98 billion at December 31, 2003 to $2.21 billion at September 30, 2004. During this period, deposits of $151.2 million were acquired in the acquisition of Millennium Bank. Net of the acquisition, core deposits grew $171.0 million or 13.1% and certificates of deposits decreased $91.6 million, or 13.6%. The change in deposit mix was due to the Harleysville’s strategy to de-emphasize higher costing certificates of deposit and increase core deposits (noninterest-bearing checking, interest-bearing checking, money market accounts and savings accounts) to lower overall funding costs.

Borrowings increased $171.7 million, or 68.6% during the first nine months of 2004. This increase was the result of a $86.7 million rise in fed funds purchased and securities sold under agreement to repurchase, and a $85.0 million increase in long-term Federal Home Loan Bank borrowings. Subordinated debt increased $20.8 million from $5.0 million (previously classified as guaranteed preferred beneficial interest in Corporation’s subordinated debentures) at December 31, 2003 to $25.8 million at September 30, 2004. The increase is a result of Trust II completing an offering of $20.0 million of floating rate (three- month LIBOR plus a margin of 2.70%) Capital Securities which represent undivided beneficial interests in the assets of Trust II on March 25, 2004.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending September 30, 2004 was $267.0 million, an increase of $39.9 million over the end of 2003. The increase is primarily the result of the acquisition of Millennium Bank, the retention of the Corporation's earnings and the exercise of stock options, partially offset by a decrease in accumulated other comprehensive income and dividends paid to the shareholders. The accumulated other comprehensive income at September 30, 2004 was a gain of $2.4 million, compared to a gain of $8.1 million at December 31, 2003. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

(Dollars in thousands)

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of September 30, 2004	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$275,180	12.51%	$176,012	8.00%	$220,015	—
Harleysville National Bank	237,148	10.90%	174,128	8.00%	217,660	10%
Tier 1 Capital (to risk weighted assets):
Corporation	255,614	11.62%	88,006	4.00%	132,009	—
Harleysville National Bank	219,253	10.07%	87,064	4.00%	130,596	6%
Tier 1 Capital (to average assets):
Corporation	255,614	8.99%	113,794	4.00%	142,243	—
Harleysville National Bank	219,253	7.81%	112,307	4.00%	140,384	5%

(Dollars in thousands)

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2003	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$242,363	13.73%	$141,260	8.00%	$—	—
Harleysville National Bank	148,666	11.44%	104,001	8.00%	130,002	10.00%
Citizens National Bank (1)	39,397	13.07%	24,108	8.00%	30,135	10.00%
Security National Bank (1)	18,511	12.56%	11,789	8.00%	14,736	10.00%
Tier 1 Capital (to risk weighted assets):
Corporation	$223,613	12.66%	$70,630	4.00%	$—	—
Harleysville National Bank	137,756	10.60%	52,001	4.00%	78,001	6.00%
Citizens National Bank (1)	35,630	11.82%	12,054	4.00%	18,081	6.00%
Security National Bank (1)	16,666	11.31%	5,895	4.00%	8,842	6.00%
Tier 1 Capital (to average assets):
Corporation	$223,613	8.79%	$101,731	4.00%	$—	—
Harleysville National Bank	137,756	7.45%	73,989	4.00%	92,486	5.00%
Citizens National Bank (1)	35,630	7.49%	19,033	4.00%	23,791	5.00%
Security National Bank (1)	16,666	7.90%	8,435	4.00%	10,544	5.00%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders’ equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 2004, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.62%, and the total risk-adjusted capital ratio was 12.51%, both well above the regulatory requirements. The risk-based capital ratios of Harleysville also exceeded regulatory requirements at September 30, 2004.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 8.99% at September 30, 2004 and 8.77% at December 31, 2003.

The year-to-date September 30, 2004 cash dividend per share of $.50 was 13.6% higher than the cash dividend for the same period in 2003 of $.44. The dividend payout ratio for the first nine months of 2004 was 46.7%, compared to 43.1% for the same period in 2003. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first nine months of 2004.

(1)   At March 26, 2004, the charters of the Corporation's subsidiaries banks, Security National Bank and Citizens National Bank were combined into the largest subsidiary, Harleysville National Bank.

Liquidity

Liquidity is a measure of the ability of Harleysville to meet its needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, Harleysville arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model’s projection of potential sources and uses of funds for the next 120 days. The resulting projections as of September 30, 2004 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the Federal Home Loan Bank of Pittsburgh (the "FHLB"). As of September 30, 2004, Harleysville had long-term borrowings outstanding with the FHLB of $257.8 million, federal funds purchased of $62.0 million and pledged investment securities available for sale of $546.0 million. At September 30, 2004, Harleysville had unused lines of credit at the FHLB of $734.5 million, unused federal funds lines of credit of $33.0 million and unpledged investment securities available for sale of $340.9 million.

Other Information

Pending Legislation

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation’s results of operations. However, the Corporation is analyzing the potential impact of the recently enacted American Jobs Creation Act of 2004.

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

Branching

During the second quarter of 2004, Harleysville opened a new location in Lower Salford Township, Montgomery County, Pennsylvania. The Company continues to evaluate potential new branch sites that are contiguous to our current service area and will expand Harleysville’s market area and market share of loans and deposits.

Item 3 - Qualitative and Quantitative Disclosures About Market Risk

In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, using policies and procedures approved by Harleysville’s Boards of Directors, is responsible for managing the rate sensitivity position.

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided on page 17 of this Form 10-Q.

Item 4 - Controls and Procedures

(a)	We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. During the second quarter of 2004, management uncovered a defalcation in the pre-tax amount of $699,000. The Company determined the defalcation was the result of unauthorized activities by an officer of the bank who was immediately terminated. Restitution has been made in full. The appropriate regulatory and governmental authorities were notified in a timely manner.

(b)	The Company has conducted a review of its controls and procedures, which has resulted in certain changes related to processing of employee personal accounts, account reconciliation procedures, and approvals related thereto. The Office of the Comptroller of the Currency (OCC) has also conducted a preliminary review in connection with the defalcation noted above and identified certain weaknesses in Harleysville’s internal controls and procedures. They suggested certain corrective actions which Harleysville has responded to in order to reduce the potential for internal fraud.

(c)	We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the third quarter of 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our periodic Securities and Exchange Commission filings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the repurchase activity of the stock repurchase program during the third quarter of 2004 (all share information has been restated retroactively for the effect of stock dividends and splits):

	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased under the Plans(1)

July 1-31, 2004	27,825	$21.85	27,825	279,092
August 1-31, 2004	60,200	22.42	60,200	251,267
September 1-30, 2004	39,600	24.37	39,600	211,667
Total	127,625	$22.90	127,625

(1) On December 14, 2000, the Board of Directors authorized a program to purchase up to 1,249,000 shares of its common stock.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.  Other Information

(a)	None
(b)	There has been no change to manner shareholders may recommend nominees to Registrant’s Board of Directors.

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

(10.7)
Walter E. Daller, Jr., Chairman, President and Chief Executive Officer’s employment agreement. (Incorporated by Reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.8)
Demetra M. Takes, President and Chief Executive Officer of Harleysville employment agreement. (Incorporated by Reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

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

(10.11)
Employment agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).

(10.12)
Supplemental executive retirement benefit agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).

(10.13)
Employment agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).

(10.14)
Employment agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004).

(10.15)
Supplemental executive retirement benefit agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004).

(10.16)
Employment agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004).

(10.17)
Supplemental executive retirement benefit agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004).

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

During the quarter ended September 30, 2004, the Registrant filed a Form 8-K containing the following:

On August 17, 2004, the Corporation filed a Current Report on Form 8-K announcing the increase of the cash dividend in the 3rd quarter and a 5% stock dividend.

On August 25, 2004, the Corporation filed a Current Report on Form 8-K announcing the appointment of James F. McGowan, Jr. as Executive Vice President and Chief Credit Officer of Harleysville National Corporation and Harleysville National Bank.

On September 29, 2004, the Corporation filed a Current Report on Form 8-K announcing the appointment of John Eisele as Executive Vice President of Harleysville National Bank and Harleysville National Corporation and President of Millennium Wealth Management and Private Banking.

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

(10.7)
Walter E. Daller, Jr., Chairman, President and Chief Executive Officer’s employment agreement. (Incorporated by Reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.8)
Demetra M. Takes, President and Chief Executive Officer of Harleysville employment agreement. (Incorporated by Reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

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

(10.11)
Employment agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).

(10.12)
Supplemental executive retirement benefit agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).

(10.13)
Employment agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004).

(10.14)
Employment agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004).

(10.15)
Supplemental executive retirement benefit agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004).

(10.16)
Employment agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 29, 2004).

(10.17)
Supplemental executive retirement benefit agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by Reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 29, 2004).

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