Form 10-K
period 2004-12-31
HARLEYSVILLE NATIONAL CORP
filed 2005-03-09
CIK 702902

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-15237

Harleysville National Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2210237 (I.R.S. Employer Identification No.)
483 Main Street, Harleysville, Pennsylvania (Address of principal executive offices)	19438 (Zip Code)
(215) 256-8851 Registrant's telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
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

        The aggregate market value of the Registrant's Common Stock held by non-affiliates is $573,832,670 based on the June 30, 2004 closing price of the Registrant's Common Stock of $24.38 per share (restated for stock dividend).

        As of February 23, 2005, there were 26,230,056 outstanding shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.
Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 12, 2005 are incorporated by reference into Part II, Items 5 and 8 and Part III, Items 10-14 of this report.

HARLEYSVILLE NATIONAL CORPORATION

FORM 10-K

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

PART I

Item 1.    Business

        Harleysville National Corporation (the Corporation), a Pennsylvania corporation, was incorporated in June, 1982. On January 1, 1983, the Corporation became the parent bank holding company of Harleysville National Bank and Trust Company (the Bank or Harleysville National Bank), established in 1909, a wholly owned subsidiary of the Corporation. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956.

        Since commencing operations, the Corporation's business has consisted primarily of providing financial services through its subsidiaries and has acquired seven financial institutions since 1991. The Corporation is also the parent holding company of HNC Financial Company and HNC Reinsurance Company. HNC Financial Company was incorporated on March 17, 1997 as a Delaware Corporation and its principal business function is to expand the investment opportunities of the Corporation. HNC Reinsurance Company was incorporated on March 30, 2001 as an Arizona Corporation and reinsures consumer loan credit life and accident and health insurance.

        The Bank is a national banking association under the supervision of the Office of the Comptroller of the Currency (the OCC). The Corporation's and the Bank's legal headquarters are located at 483 Main Street, Harleysville, Pennsylvania 19438. HNC Financial Company's legal headquarters is located at 2751 Centerville Road, Suite 3164, Wilmington, Delaware 19808. HNC Reinsurance Company's legal headquarters is located at 101 North First Avenue, Suite 2460, Phoenix, AZ 85003.

        The Bank provides a full range of banking services including loans and deposits, investment management and trust and investment advisory services to individual and corporate customers located in eastern Pennsylvania The Bank engages in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal investment and trust services. Deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law. The Bank has 45 branch offices located in Montgomery, Bucks, Chester, Berks, Carbon, Wayne, Monroe, Lehigh, Northampton and Schuylkill counties, Pennsylvania. Cumberland Advisors, Inc. (Cumberland), a Registered Investment Advisor, has two offices located in New Jersey.

        The Bank enjoys a stable base of core deposits and is a leading community bank in its service areas. The Bank believes it has gained its position as a result of a customer-oriented philosophy and a strong commitment to service. Senior management has made the development of a sales orientation throughout the Bank one of their highest priorities and emphasizes this objective with extensive training and sales incentive programs. The Bank maintains close contact with the local business community to monitor commercial lending needs and believes it responds to customer requests quickly and with flexibility. Management believes these competitive strengths are reflected in the Corporation's results of operations.

        On April 30, 2004, the Corporation completed its acquisition of Millennium Bank, which was merged with and into Harleysville National Bank. Millennium Bank was based in Malvern, Pennsylvania with four banking offices, specializing in commercial lending and client relationship banking along with Cumberland, a Registered Investment Advisor specializing in money management fixed income and equities, using exchange traded funds.

        Effective March 29, 2004, the charters of the Corporation's subsidiary banks, Security National Bank and Citizens National Bank, were combined into the largest subsidiary, Harleysville National Bank. In combining the three banks, the Corporation reorganized internally to improve efficiencies and productivity, thus realizing cost savings. Streamlined operations will enable our employees to be more responsive to our customers. Our customers will be able to bank at any one of our 45 offices throughout 10 counties in Eastern Pennsylvania, no matter where they live or travel in the area.

        As of December 31, 2004, the Corporation had total assets of $3.02 billion, total shareholders' equity of $270.5 million and total deposits of $2.21 billion.

        As of December 31, 2004, the Corporation and the Bank employed approximately 689 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition

        The Bank competes actively with other eastern Pennsylvania financial institutions, many larger than the Bank, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more services they render. The Bank is generally competitive with all competing institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. At December 31, 2004, the Bank's legal lending limit to a single customer was $36.1 million. Many of the institutions with which the Bank competes are able to lend significantly more than this amount to a single customer.

Supervision and Regulation—The Registrant

        In November, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Modernization Act) became law. The Modernization Act allows bank holding companies meeting management, capital, and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than permissible before enactment, including underwriting insurance and making merchant banking investments in commercial and financial companies. It allows insurers and other financial services companies to acquire banks, removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies, and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

        The Modernization Act also modified law related to financial privacy and community reinvestment. The privacy provisions generally prohibit financial institutions, including the Corporation, from disclosing nonpublic financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

Pending Legislation

        Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

Effects of Inflation

        Inflation has some impact on the Corporation's and the Bank's operating costs. Unlike many industrial companies, however, substantially all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation's and the Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Effect of Government Monetary Policies

        The earnings of the Corporation are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. An important function of the Federal Reserve is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements to member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

        The Bank is a member of the Federal Reserve and, therefore, the policies and regulations of the Federal Reserve have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation and the Bank cannot be predicted.

Environmental Regulations

        There are several federal and state statutes which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of a loan issued by the bank. Currently, neither the Corporation nor the Bank are a party to any pending legal proceeding pursuant to any environmental statute, nor are the Corporation and the Bank aware of any circumstances that may give rise to liability under any such statute.

Supervision and Regulation—Banks

        The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve and to banks whose deposits are insured by the FDIC. The Bank's operations are also subject to regulations of the OCC, the Federal Reserve and the FDIC. The primary supervisory authority of the Bank is the OCC, who regularly examines the Bank. The OCC has authority to prevent a national bank from engaging in unsafe or unsound practices in conducting its business.

        Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

        The Corporation and the Bank are subject to regulations of certain state and federal agencies and, accordingly, these regulatory authorities periodically examine the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities, the Corporation and the Bank's business is susceptible to being affected by state and federal legislation and regulations.

        As a subsidiary bank of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, or investments in the stock or other securities as collateral for loans. The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

        Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or would otherwise be in violation of the law.

        Under the Community Reinvestment Act of 1977, the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating like "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance" and a statement describing the basis for the rating. These ratings are publicly disclosed.

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

	Total Risk Based Ratio	Tier 1 Risk Based Ratio	Tier 1 Leverage Ratio		Under a Capital Order or Directive
Capital category
Well capitalized	≥ 10.0%	≥ 6.0%	≥ 5.0%		NO
Adequately capitalized	≥ 8.0%	≥ 4.0%	≥ 4.0	%*
Undercapitalized	< 8.0%	< 4.0%	< 4.0	%(1)
Significantly undercapitalized	< 6.0%	< 3.0%	< 3.0%
Critically undercapitalized			< 2.0%

(1)
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

        Annual full-scope, on site regulatory examinations are required for all the FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every 18 months. Banks with total assets of $500 million or more, as of the beginning of fiscal year 1993, are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of such banks are required to attest to the accuracy of management's report regarding the internal control structure of the bank. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank's supervising government banking agencies. These accounting and reporting reforms do not apply to an institution such as a bank with total assets at the beginning of its fiscal year of less than $500 million.

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

        From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restriction on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

Additional Information

        The Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Corporation's website (www.hncbank.com under "Investor Information") as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to the Securities and Exchange

Commission. These filings are also accessible on the Securities and Exchange Commission's website (www.sec.gov). In addition, the Corporation makes available on www.hncbank.com under "Investor Information—Corporate Governance" the following: 1) Audit Committee Charter, 2) Code of Ethics, which applies to all directors and all employees, 3) Whistleblower Policy and 4) Nominating Committee Charter.

Item 2.  Properties

        The principal executive offices of the Corporation and of the Bank are located in Harleysville, Pennsylvania in a two-story office building owned by the Bank, built in 1929. The Bank also owns the buildings in which twenty-three of its branches are located and leases space for the other twenty-three branches from unaffiliated third parties under leases expiring at various times through 2036. The Bank leases office space for commercial business development in Lansdale, Pennsylvania. HNC Investment Company leases an office in Wilmington, Delaware. HNC Reinsurance Company leases an office in Phoenix, Arizona. Cumberland Advisors leases an office in Vineland, New Jersey and leases office space in Livingston, New Jersey. HNB Auto Sales re-markets off lease vehicles at a Bank owned property in Harleysville, Pennsylvania.

Office	Office Location	Owned/Leased
Harleysville	483 Main Street, Harleysville, PA	Owned
Harleysville	278 Main Street, Harleysville, PA	Leased
Skippack	3893 Skippack Pike, Skippack, PA	Owned
Limerick	260 West Ridge Pike, Limerick, PA	Owned
North Wales	1498 North Wales Road, North Wales, PA	Owned
Gilbertsville	1050 East Philadelphia Avenue, Gilbertsville, PA	Leased
Hatfield	1632 Cowpath Road, Hatfield, PA	Leased
North Broad	1804 North Broad Street, Lansdale, PA	Owned
Marketplace	1551 Valley Forge Road, Lansdale, PA	Leased
Normandy Farms	Morris Road & Route 202, Blue Bell, PA	Leased
Horsham	955 Horsham Road, Horsham, PA	Leased
Meadowood	3205 Skippack Pike, Worcester, PA	Leased
Collegeville	364 Main Street, Collegeville, PA	Owned
Sellersville	209 North Main Street, Sellersville, PA	Owned
Trainers Corner	120 North West End Boulevard, Quakertown, PA	Leased
Quakertown Main	224 West Broad Street, Quakertown, PA	Owned
Spring House	1017 North Bethlehem Pike, Spring House, PA	Owned
Red Hill	400 Main Street, Red Hill, PA	Owned
Doylestown	500 East Farm Lane, Doylestown, PA	Leased
Audubon	2624 Egypt Road, Norristown, PA	Owned(1)
Chalfont	251 West Butler Avenue, Chalfont, PA	Leased
Royersford	440 W. Linfield-Trappe Road, Royersford, PA	Owned(1)
Souderton	702 Route 113, Souderton, PA	Leased
Foulkeways	1120 Meetinghouse Road, Gwynedd, PA	Leased
Malvern(2)	30 Valley Stream Parkway, Malvern, PA	Leased
Malvern	83 Lancaster Avenue, Malvern, PA	Leased
Blue Bell(2)	721 Skippack Pike, Blue Bell, PA	Leased
Wyomissing(2)	2800 State Hill Road, Wyomissing, PA	Owned
Lansford	13-15 West Ridge Street, Lansford, PA	Owned
Summit Hill	2 East Ludlow Street, Summit Hill, PA	Owned
Lehighton	904 Blakeslee Blvd, Lehighton, PA	Owned
Honesdale	1001 Main Street, Honesdale, PA	Owned
McAdoo	25 North Kennedy Drive, McAdoo, PA	Owned
Slatington	502 Main Street, Slatington, PA	Owned
Slatington Handi-Bank	701-705 Main Street, Slatington, PA	Owned
Lehigh Township	4421 Lehigh Drive, Walnutport, PA	Owned
Palmerton	372 Delaware Avenue, Palmerton, PA	Owned
Kresgeville	Route 209, Kresgeville, PA	Leased
Allentown(2)	1602 Allen Street, Allenton, PA	Leased
Pottstown	One Security Plaza, Pottstown, PA	Leased
Pottstown	1450 East High Street, Pottstown, PA	Leased
Pottstown	930 North Charlotte Street, Pottstown, PA	Leased
Pottstown	Rt. 100 and Shoemaker Road, Pottstown, PA	Owned(1)
Pottstown	2 Glocker Way, Pottstown, PA	Leased
Boyertown	Rt. 100 and Baus Road, Boyertown, PA	Leased
Douglassville	1191 Ben Franklin Parkway, Douglassville, PA	Leased

(1)
Branch buildings are owned by the Bank and the land is leased.

(2)
Locations include Millennium Wealth Management and Private Banking offices.

        In management's opinion, all of the above properties are in good condition and are adequate for the Corporation's and the Bank's purposes.

Item 3.    Legal Proceedings

        Management, based on consultation with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries—the Bank, HNC Financial Company and HNC Reinsurance Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 2004 to a vote of holders of the Corporation's Common Stock.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table sets forth high and low closing sales prices for the Corporation's common stock and quarterly cash dividends paid per share for 2004 and 2003. The Corporation's stock is traded under the symbol "HNBC" on the NASDAQ National Market Systems. All share information has been restated to reflect stock dividends and splits. For certain limitations on the Bank's ability to pay dividends to the Corporation, see Item 1, "Supervision and Regulation—Bank" and Item 8, Note 18, "Notes to Consolidated Financial Statements—Regulatory Capital."

  Price of Common Stock and Cash Dividends

2004	High Price	Low Price	Cash dividends per share
First Quarter(1)	$29.69	$24.80	$0.16
Second Quarter(1)	27.87	22.49	0.16
Third Quarter	25.74	21.24	0.18
Fourth Quarter	28.45	23.86	0.22
2003	High Price	Low Price	Cash dividends per share
First Quarter(2)	$19.85	$18.54	$0.15
Second Quarter(2)	22.17	19.04	0.14
Third Quarter(1)	24.58	19.98	0.15
Fourth Quarter(1)	30.92	24.10	0.18

(1)
Adjusted for a five percent stock dividend effective 9/15/04.

(2)
Adjusted for a five percent stock dividend effective 9/15/04 and a five-for-four stock split effective 9/15/03.

        At December 31, 2004, there were 3,617 shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

        Information on the Corporation's equity compensation plans included under Item 8, Note 1, "Notes to Consolidated Financial Statements—Stock Based Compensation, Note 13, "Stock Options," and the 2005 Proxy Statement under the caption, "Equity Compensation Plan Information, is incorporated herein by reference.

        The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes. The following table presents the repurchase activity of the stock repurchase program during the fourth quarter of 2004:

  Issuer Purchases of Common Stock

	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased under the Plans(1)
October 1-31, 2004	3,100	$24.85	3,100	208,567
November 1-30, 2004	—	—	—	208,567
December 1-31, 2004	20,000	27.08	20,000	188,567

Total	23,100	$26.78	23,100

(1)
On December 14, 2000, the Board of Directors authorized a program to purchase up to 1,249,000 shares (restated for stock dividends and splits) of its common stock.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2004(2)	2003	2002	2001	2000
	(Dollars in thousands, except per share data and average shares outstanding)
Income and expense
Interest income	$127,729	$119,200	$132,630	$138,679	$131,811
Interest expense	42,638	40,079	52,610	64,937	65,774

Net interest income	85,091	79,121	80,020	73,742	66,037
Provision for loan losses	2,555	3,200	4,370	3,930	2,312

Net interest income after provision for loan losses	82,536	75,921	75,650	69,812	63,725
Noninterest income	28,158	27,638	22,523	22,225	12,206
Noninterest expense	59,561	59,629	56,297	55,043	44,677

Income before income tax expense	51,133	43,930	41,876	36,994	31,254
Income tax expense	12,566	8,597	8,949	8,174	5,650

Net income	$38,567	$35,333	$32,927	$28,820	$25,604

Per share information(1)
Basic earnings	$1.49	$1.41	$1.31	$1.14	$1.00
Diluted earnings	1.44	1.37	1.27	1.11	1.00
Cash dividends paid	0.72	0.62	0.54	0.47	0.41
Basic average common shares outstanding	25,855,230	24,995,054	25,097,334	25,227,896	25,546,802
Diluted average common shares outstanding	26,726,180	25,855,266	25,856,889	25,854,890	25,575,996
Average balance sheet
Loans	$1,625,419	$1,354,127	$1,333,300	$1,264,750	$1,166,684
Investments	941,910	950,225	823,004	660,983	562,508
Other interest-earning assets	41,064	28,782	25,411	19,228	9,876
Total assets	2,773,405	2,466,070	2,309,422	2,058,738	1,843,525
Deposits	2,094,998	1,927,899	1,808,390	1,599,515	1,436,781
Borrowed funds	372,141	270,325	247,221	226,247	218,811
Shareholders' equity	251,963	216,846	198,373	182,178	154,547
Balance sheet at year-end
Loans	$1,845,802	$1,408,391	$1,333,292	$1,316,609	$1,212,055
Investments	943,563	924,874	971,467	732,470	601,460
Other interest-earning assets	56,291	38,551	41,910	19,650	3,507
Total assets	3,024,515	2,510,939	2,490,864	2,208,971	1,935,213
Deposits	2,212,563	1,979,081	1,979,822	1,746,862	1,489,050
Borrowed funds	488,182	255,056	253,906	215,820	231,388
Shareholders' equity	270,532	227,053	206,206	189,349	173,536
Performance ratios
Return on average assets	1.39%	1.43%	1.43%	1.40%	1.39%
Return on average equity	15.31	16.29	16.60	15.82	16.57
Average equity to average assets	9.08	8.79	8.59	8.85	8.38
Dividend payout ratio	48.16	44.06	40.94	41.27	40.74

(1)
Adjusted for a five percent stock dividend effective 9/15/04, 9/16/02 and 11/9/00, a five-for-four stock split effective 9/15/03 and a one hundred percent stock dividend effective 8/10/01

(2)
The results of operations include the acquisition of Millennium Bank effective April 30, 2004

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Harleysville National Corporation (the Corporation), and its wholly owned subsidiaries—Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company. The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. The information in Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Corporation's consolidated financial statements and the accompanying footnotes under Item 8 of this report on Form 10-K.

Critical Accounting Estimates

        The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States and general practices with the financial services industry. The Corporation's significant accounting policies are described in Note 1of the consolidated financial statements and are essential in understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. In applying accounting policies and preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Judgements and assumptions required by management, which have, or could have a material impact on the Corporation's financial condition or results of operations are considered critical accounting estimates. The following is a summary of the policies the Corporation recognizes as involving critical accounting estimates: Allowance for Loan Loss, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, Unrealized Gains and Losses on Debt Securities Available for Sale, and Deferred Taxes.

        Allowance for Loan Losses: The Corporation maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated probable credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Corporation's results of operations in the future.

        Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuations: deposit premiums based on market deals, current stock pricing tracking as a multiple of book value, discounted cash flow of earnings with a terminal value and market multiple of earnings. No assurance can be given that future impairment tests will not result in a charge to earnings.

        Stock-based Compensation: Under SFAS No. 123 "Accounting for Stock-Based Compensation" (FAS 123), companies have a choice whether to adopt the fair value based method of accounting for stock-based compensation or remain with the intrinsic value based method prescribed under APB Opinion No. 25, "Account for Stock Issued to Employees" (APB 25) but provide pro-forma disclosure as if the fair value based method was applied. The Corporation chose the intrinsic value based method under APB 25 and provides pro-forma disclosure required under FAS 123. In preparing the pro-forma disclosure, the Corporation estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation's estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)). Under FAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement. Public entities (other than those filing as small business issuers) are required to apply the provisions of FAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. See Item 8, Note 1 "Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies" for additional information.

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

        Deferred Taxes: The Corporation recognizes deferred tax assets and liabilities for the future effects of temporary differences, net operating loss carryforwards, and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realizations are likely. If management determines that the Corporation may not be able to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value.

        The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Financial Overview

        The Corporation achieved its 29th consecutive year of record earnings and the 30th consecutive year of dividend increases to shareholders during 2004. Net income in 2004 exceeded 2003 net income by 9.2%. This increase in earnings was driven by an 11.8% growth in average earning assets and a persistent focus on controlling expenses.

        The Corporation's 2004 net income of $38.6 million increased $3.2 million, or 9.2% from the 2003 net income of $35.3 million. Diluted earnings per share of $1.44 in 2004 were 5.1% higher than the $1.37 earned during 2003. Basic earnings per share of $1.49 for 2004 were up 5.7% from $1.41 in 2003. The financial results for 2004 include the impact of operations from the acquisition of Millennium Bank effective April 30, 2004, and the related issuance of 946,000 (993,000 restated for stock dividend) common shares, as well as the issuance of 1,295,000 common shares for a 5% stock dividend paid on September 15, 2004. All share and per share information have been restated to reflect this stock dividend.

        The Corporation's consolidated total assets were $3.02 billion at December 31, 2004, an increase of 20.5%, or $513.6 million above the December 31, 2003 level of $2.51 billion. Of this increase, 9.2% or $231.3 million, was attributable to the acquisition of Millennium Bank and 11.2% or $280.3 million was due to loan growth. The return on average shareholders' equity was 15.31% in 2004 compared to 16.29% in 2003. The return on average assets was 1.39% in 2004 compared to 1.43% in 2003.

        Net interest income increased $6.0 million, or 7.5% primarily driven by higher loan levels from commercial mortgage and home equity loans. Partially offsetting these increases was the impact of lower interest rates on loans. The net interest margin on a tax equivalent basis for 2004 was 3.55% compared to 3.80% for 2003. Total noninterest income of $28.2 million and total noninterest expense of $59.6 million for 2004 remained relatively level compared to 2003.

        The quality of the loan portfolio is a key focus of the Corporation. Nonperforming assets, including nonaccrual loans, net assets in foreclosure and loans 90 days or more past due was .20% of total assets at December 31, 2004, compared to .22% at December 31, 2003. The ratio of the allowance for loan losses to nonperforming loans (nonaccruing loans and loans 90 days or more past due) was 324.6% at December 31, 2004, compared to 371.7% at December 31, 2003. The provision for loan losses declined $645,000, to $2.6 million in 2004 compared to 2003. The lower provision is reflective of improved loan quality during the early part of the year and management's ongoing analysis of the loan portfolio.

        Core deposits increased 20.6% or $269.2 million, to $1.58 billion at December 31, 2004 from $1.31 billion at December 31, 2003. Of this increase, 4.6% or $59.8 million was due to the acquisition of Millennium Bank. Total deposits increased $233.5 million for the same period, of which $151.2 million was attributable to the acquisition of Millennium Bank. Average borrowings increased $101.8 million or 37.7%, primarily to support loan growth and the Millennium Bank acquisition.

        At March 26, 2004, the charters of the Corporation's subsidiary banks, Security National Bank and Citizens National Bank, were combined into the largest subsidiary, Harleysville National Bank.

        On April 30, 2004, the Corporation completed the acquisition of Millennium Bank, Malvern, PA. Millennium Bank was merged into the Bank. This transaction was accounted for in accordance with SFAS No. 141 "Business Combinations." Millennium Bank's shareholders received 946,000 (993,000 restated for stock dividend) shares of the Corporation's common stock and $16.1 million in exchange for all outstanding common shares. Millennium Bank option holders received $2.3 million and options to acquire 284,000 shares (298,000 restated for stock dividend) of the Corporation's common stock in exchange for all outstanding options.

        For a five-year summary of financial information, see Item 6, "Selected Financial Data," which is incorporated herein by reference.

        For quarterly information for 2004 and 2003, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Fourth Quarter 2004 Results," and Table 17, "Selected Quarterly Financial Data," which are incorporated herein by reference.

Investment Securities

        SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The net effect of unrealized gains or losses, caused by marking an available for sale portfolio to market, causes fluctuations in the level of shareholders' equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate.

        Investment securities increased 2.02% to $943.6 million at December 31, 2004 from $924.9 million at December 31, 2003. The investment securities available for sale decreased $30.1 million and the investment securities held to maturity increased $48.8 million. During 2004, $1.35 billion of securities available for sale were sold which generated a pretax gain of $3.7 million. In comparison, $1.23 billion of securities available for sale were sold in 2003 which generated a pretax gain of $6.6 million. During the fourth quarter of 2004, the Corporation transferred $50.0 million of obligations of states and political subdivisions from available for sale to held to maturity. The Bank intends to hold these securities to maturity as these securities are an effective tool to lower the Corporation's effective tax rate. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio and to reduce the interest rate risk within different interest rate environments.

        The following table shows the carrying value of the Corporation's investment securities available for sale and held to maturity:

  Table 1—Investment Portfolio

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Investment securities available for sale:
U.S. Treasury notes	$—	$—	$18,434
Obligations of other U.S. Government agencies and corporations	153,103	32,495	18,509
Obligations of states and political subdivisions	198,499	240,149	333,663
Mortgage-backed securities	454,730	575,788	517,428
Other securities	68,400	56,438	61,022

Total investment securities available for sale	$874,732	$904,870	$949,056

Investment securities held to maturity:
Obligations of other U.S. Government agencies and corporations	$3,830	$—	$—
Obligations of states and political subdivisions	64,662	$19,568	$20,410
Mortgage-backed securities	339	436	1,451
Other securities	—	—	550

Total investment securities held to maturity	$68,831	$20,004	$22,411

        The maturity analysis of investment securities including the weighted average yield for each category as of December 31, 2004 is shown below. Actual maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  Table 2—Maturity and Tax-Equivalent Yield Analysis of Investment Securities

	December 31, 2004
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total
	(Dollars in thousands)
Investment securities available for sale
Obligations of other U.S. Government agencies and corporations:
Fair value	$26,578	$58,496	$58,847	$9,182	$153,103
Weighted average yield	4.16%	3.52%	4.62%	5.08%	4.15%
Weighted average maturity					5.0 years
Obligations of states and political subdivisions:
Fair value	177	56,591	98,212	43,519	198,499
Weighted average yield(1)	8.69%	6.61%	6.61%	6.22%	6.53%
Weighted average maturity					8.0 years
Mortgage-backed securities:
Fair value	26,334	316,164	53,484	58,748	454,730
Weighted average yield	2.42%	3.62%	4.06%	3.85%	3.63%
Weighted average maturity					4.7 years
Other securities:
Fair value	50	13,392	54,488	470	68,400
Weighted average yield	7.02%	5.75%	2.88%	8.57%	3.48%
Weighted average maturity					8.3 years
Total investment securities available for sale
Fair value	$53,139	$444,643	$265,031	$111,919	$874,732
Weighted average yield	3.32%	4.05%	4.89%	4.89%	4.37%
Weighted average maturity					5.7 years
Investment securities held to maturity
Obligations of other U.S. Government agencies and corporations:
Amortized cost	$—	$—	$—	$3,830	$3,830
Weighted average yield	—%	—%	—%	5.45%	5.45%
Weighted average maturity					13.5 years
Obligations of states and political subdivisions:
Amortized Cost	9,367	37,853	—	17,442	64,662
Weighted average yield(1)	8.60%	6.84%	—%	6.28%	6.52%
Weighted average maturity					6.5 years
Mortgage-backed securities:
Amortized Cost	—	—	—	339	339
Weighted average yield	—%	—%	—%	6.90%	6.90%
Weighted average maturity					14.7 years
Total investment securities held to maturity:
Amortized Cost	$9,367	$37,853	$—	$21,611	$68,831
Weighted average yield	8.60%	6.84%	—%	6.14%	6.88%
Weighted average maturity					6.9 years

(1)
Weighted average yield on nontaxable investment securities is shown on a tax equivalent basis (tax rate of 35%).

Loans

        Loans increased $437.4 million, or 31.1% in 2004, primarily due to growth in real estate loans and consumer loans along with $157.1 million in loans acquired in the acquisition of Millennium Bank. The growth in real estate loans was in commercial mortgages due to the Bank's strategy to be more aggressive in growing real estate loans in its primary market. One of the Bank's strategic objectives is to increase its loan to deposit ratio by growing its loan portfolio at a faster pace than it deposits. Consumer loans grew primarily due to growth in home equity loans and lines of credit. The planned reduction in lease financing was due to run-off and sales.

        The following table shows the composition of the Bank's loans:

  Table 3—Composition of Loan Portfolio

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
	(Dollars in thousands)
Real estate	$693,468	37%	$498,135	35%	$422,692	33%	$418,742	32%	$370,580	31%
Commercial and industrial	473,514	26%	385,554	27%	376,406	27%	349,849	26%	296,768	24%
Consumer	645,718	35%	463,492	34%	446,953	33%	440,182	34%	428,384	35%
Lease financing	33,102	2%	61,210	4%	87,241	7%	107,836	8%	116,323	10%

Total	$1,845,802	100%	$1,408,391	100%	$1,333,292	100%	$1,316,609	100%	$1,212,055	100%

        The following table details maturities and interest sensitivity of outstanding loans by type at December 31, 2004:

  Table 4—Selected Loan Maturity Data

	December 31, 2004
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
	(Dollars in thousands)
Real estate	$177,010	$338,069	$178,389	$693,468
Commercial and industrial	289,701	136,509	47,304	473,514
Consumer	324,685	141,144	179,889	645,718
Lease financing	22,095	11,007	—	33,102

Total	$813,491	$626,729	$405,582	$1,845,802

Loans with variable or floating interest rates	$662,332	$106,059	$25,249	$793,640
Loans with fixed predetermined interest rates	151,159	520,670	380,333	1,052,162

Total	$813,491	$626,729	$405,582	$1,845,802

        The following table details those loans that were placed on nonaccrual status, or were delinquent by 90 days or more and still accruing interest:

  Table 5—Nonaccrual Loans and Loans 90 Days or more Past Due Accruing Interest

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$4,705	$3,343	$5,109	$6,354	$5,370
Loans 90 days or more past due accruing interest	981	1,164	1,193	1,926	514

Total	$5,686	$4,507	$6,302	$8,280	$5,884

        The Bank had no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2004 and 2003. The Bank actively monitors the risk of this loan concentration. The Bank had no foreign loans, and the impact of nonaccrual and delinquent loans on total interest income was not material.

        A loan is generally classified as nonaccrual when principal or interest has consistently been in default for a period of 90 days or more, when there has been deterioration in the financial condition of the borrower, or payment in full of principal or interest is not expected. Delinquent loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future.

        Nonperforming assets, including nonaccrual loans, net assets in foreclosure and loans 90 days or more past due was .20% of total assets at December 31, 2004, compared to 0.22% at December 31, 2003 and 0.27% at December 31, 2002. The ratio of nonperforming loans and leases to total net loans and leases was 0.31% at December 31, 2004, compared to 0.32% at December 31, 2003 and 0.47% at December 31, 2002. These ratios reflect management's ongoing analysis of the loan portfolio.

        Nonaccruing loans increased $1.3 million to $4.7 million at December 31, 2004, as compared to December 31, 2003. The increase in nonaccruing loans was primarily the result of increases in nonaccruing commercial real estate loans of $1.4 million and commercial and industrial loans of $514,000 partially offset by decreases in nonaccruing residential real estate loans of $443,000. The increase in nonaccruing commercial real estate consists primarily of two loans to one borrower in the amount of $1.3 million. Nonaccruing loans decreased $1.8 million to $3.3 million at December 31, 2003, as compared to December 31, 2002. All loan categories experienced decreases in nonaccrual loans during 2003. The Bank's policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2004, interest accrued on nonaccruing loans and not recognized as interest income was $238,000 and interest paid on nonaccruing loans of $47,000 was recognized as interest income. During 2003, interest accrued on nonaccruing loans and not recognized as interest income was $227,000, and interest paid on nonaccruing loans of $29,000 was recognized as interest income.

        Net assets in foreclosure were $370,000 at December 31, 2004, a decrease of $565,000 from December 31, 2003. During 2004, transfers from loans to assets in foreclosure were $586,000, disposals on foreclosed properties were $1.1 million, and charge offs of $66,000 were recorded. The December 31, 2003 net assets in foreclosure balance of $935,000, increased $545,000 from December 31, 2002. During 2003, transfers from loans to assets in foreclosure were $1.8 million and disposals on foreclosed properties were $1.2 million. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of the asset or fair value at date of acquisition) or estimated fair value.

        Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. As of December 31, 2004, loans past due 90 days or more and still accruing interest were $981,000, compared to $1.2 million at December 31, 2003 and $1.2 million at December 31, 2002. The decrease in loans past due 90 days or more at December 31, 2004, compared to December 31, 2003 was due to a lower level of residential real estate loans partially offset by a higher level of commercial real estate loans.

        The Bank uses the reserve method of accounting for loan losses. The balance in the allowance for loan and lease losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Additions to the allowances are charged to operations. The allowance for loan losses increased $1.7 million, or 10.2%, to $18.5 million at December 31, 2004 as compared to December 31, 2003. The increase in the allowance was primarily due to loan growth and the increase in nonperforming loans of $1.3 million. The allowance for loan losses decreased $437,000, or 2.6%, to $16.8 million at December 31, 2003, from December 31, 2002.

  Table 6—Nonperforming Assets

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$4,705	$3,343	$5,109	$6,354	$5,370
Loans 90 days or more past due	981	1,164	1,193	1,926	514

Total nonperforming loans	5,686	4,507	6,302	8,280	5,884
Net assets in foreclosure	370	935	390	609	288

Total nonperforming assets	$6,056	$5,442	$6,692	$8,889	$6,172

Allowance for loan losses to nonperforming loans	324.6%	371.7%	272.8%	187.9%	258.5%
Nonperforming loans to total loans	0.31%	0.32%	0.47%	0.63%	0.49%
Allowance for loan losses to total loans	1.00%	1.19%	1.29%	1.18%	1.25%
Nonperforming assets to total assets	0.20%	0.22%	0.27%	0.40%	0.32%

Allowance for Loan Losses

        A summary of the activity in the allowance for loan losses is as follows:

  Table 7—Allowance for Loan Losses

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Average loans	$1,625,419	$1,354,127	$1,333,300	$1,264,750	$1,166,684

Allowance, beginning of period	16,753	17,190	15,558	15,210	14,887

Loans charged off:
Commercial and industrial	522	515	108	494	123
Consumer	1,921	2,173	2,589	2,594	1,470
Real estate	208	1,311	352	498	610
Lease financing	883	556	828	1,075	450

Total loans charged off	3,534	4,555	3,877	4,661	2,653

Recoveries:
Commercial and industrial	58	33	105	38	60
Consumer	496	685	786	607	289
Real estate	307	80	163	328	274
Lease financing	143	120	85	106	41

Total recoveries	1,004	918	1,139	1,079	664

Net loans charged off	2,530	3,637	2,738	3,582	1,989
Reserve from Millennium Bank acquisition	1,677	—	—	—	—
Provision for loan losses	2,555	3,200	4,370	3,930	2,312

Allowance, end of period	$18,455	$16,753	$17,190	$15,558	$15,210

Ratio of net charge offs to average loans outstanding	0.16%	0.27%	0.21%	0.28%	0.17%

        The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

  Table 8—Allocation of the Allowance for Loan Losses by Loan Type

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Reserve	Amount	Percent of Reserve	Amount	Percent of Reserve	Amount	Percent of Reserve	Amount	Percent of Reserve
	(Dollars in thousands)
Real estate	$4,923	27%	$3,919	23%	$2,980	17%	$2,874	19%	$3,116	21%
Commercial and industrial	7,456	40%	6,840	41%	5,248	31%	5,482	35%	7,021	46%
Consumer	5,515	30%	4,990	30%	7,392	43%	5,432	35%	4,450	29%
Lease financing	561	3%	1,004	6%	1,570	9%	1,770	11%	623	4%

Total	$18,455	100%	$16,753	100%	$17,190	100%	$15,558	100%	$15,210	100%

Allowance for Loan Losses

        The Bank uses the reserve method of accounting for loan losses. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

        While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management's assumptions as to future delinquencies, recoveries and losses and management's intent with regard to the disposition of loans and leases. In addition, the Office of the Comptroller of the Currency (the OCC), as an integral part of their examination process, periodically reviews the Bank's allowance for loan losses. The OCC may require the Bank to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination.

        The Bank's allowance for loan losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for credit losses are an estimation. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan and lease losses. The Bank's allowance for loan and lease losses components includes the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes, competence of the loan review process and other historical loss model imprecision. The Bank's historical loss component is the most significant component of the allowance for loan and lease losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

        The historical loss components of the allowance represent the results of analysis of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, expressed as percentages, relative to delinquency, risk rating and non-accrual, by segment.

        The historical loss components of the allowance for commercial loans are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analysis of other factors that may have affected the collectibility of loans. The Bank analyzes all commercial loans that have been identified as having potential credit risk. The review is accomplished via Watchlist Memorandum, and designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by altering the risk window, to reflect current events and conditions.

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

        The historic loss model includes an imprecision component (soft factors) that reflects management's belief that there were additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. There was a slight upward modification in the soft factors component to account for the significant growth in loan volume and size and the recognition that credit quality statistics have shown some signs of deterioration. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit management staff to assess the direction of credit risk and its instant effect on losses. These reports include the exception tracking reports, the credit bureau score distribution report, the debt to income summary, etc. These are a few of the many reports that drive the judgmental component. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the specific segments of the portfolio based on the historic loss component.

Deposits and Borrowings

        Deposits and borrowings are the primary funding sources of the Corporation. Starting in 2003, the Corporation defined a strategy to reduce higher costing time deposits and grow lower costing core deposits (noninterest-bearing checking, interest-bearing checking, money market accounts and savings accounts.) Core deposits increased 20.6%, or $269.2 million, to $1.58 billion at December 31, 2004 from $1.31 billion at December 31, 2003. Of this increase, 4.6% or $59.8 million was due to the acquisition of Millennium Bank. During 2004, the largest growth in core deposits was in money market accounts. Total deposits increased $233.5 million for the same period, which was primarily due to the growth in core deposits partially offset by a 5.3%, or $35.7 million decrease in time deposits in alignment with the Corporation's strategy.

Deposit Structure

        The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

  Table 9—Average Deposits

	December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand—noninterest-bearing	$312,963	—%	$265,399	—%	$237,679	—%
Demand—interest-bearing	289,611	0.66%	245,116	0.56%	200,215	0.87%
Money market and savings	824,123	0.96%	709,327	0.90%	623,160	1.66%
Time—under $100,000	509,695	3.47%	509,757	3.73%	514,782	4.57%
Time—$100,000 or greater	158,606	2.04%	198,300	2.17%	232,554	3.27%

Total interest-bearing deposits	1,782,035	1.73%	1,662,500	1.87%	1,570,711	2.75%

Total deposits	$2,094,998		$1,927,899		$1,808,390

        The maturity distribution of certificates of deposit of $100,000 and over as of December 31, 2004 is as follows:

  Table 10—Maturity Distribution of Certificates of Deposit $100,000 and Over

(Dollars in thousands)
Three months or less	$54,434
Over three months to six months	19,552
Over six months to twelve months	20,176
Over twelve months	35,213

Total	$129,375

Borrowings

        Borrowings increased $233.1 million to $488.2 million at December 31, 2004 from $255.1 million at December 31, 2003. This increase was primarily to support loan growth and the Millennium acquisition. Federal Home Loan Bank (FHLB) advances increased $145.0 million of which $45.0 million was short-term and $100.0 million was long-term. Fed funds purchased and securities sold under agreements to repurchase rose $67.2 million. Subordinated debt increased $20.8 million from $5.0 million (previously classified as guaranteed preferred beneficial interest in Corporation's subordinated debentures) at December 31, 2003 to $25.8 million at December 31, 2004. The increase is a result of Trust II completing an offering of $20.0 million of floating rate (three-month LIBOR plus a margin of 2.70%) Capital Securities which represent undivided beneficial interests in the assets of Trust II on March 25, 2004. During 2003, the Corporation paid off $29 million of FHLB borrowings with rates over 6.0% prior to their scheduled maturity dates. This provided the opportunity to lock in historically low rates on new long-term borrowings. The early retirement of these borrowings resulted in a $2.6 million prepayment fee.

        The Bank, pursuant to a designated cash management agreement, utilizes securities sold under agreements to repurchase as vehicles for customers' sweep and term investment products. Securitization under these cash management agreements are in U.S. Treasury Securities and obligations of states and political subdivisions securities. Securities sold under agreements to repurchase are generally overnight transactions. These securities are held in a third-party custodian's account, designated by the Bank under a written custodial agreement that explicitly recognizes the Bank's interest in the securities.

  Table 11—Securities Sold under Agreements to Repurchase

	At or for the year ended December 31,
Securities sold under agreement to repurchase:
	2004	2003	2002
	(Dollars in thousands)
Balance at year-end	$84,945	$72,291	$84,141
Weighted average rate at year-end	1.51%	0.62%	1.01%
Maximum month-end balance	$199,493	$101,991	$96,665
Average balance during the year	$106,169	$83,277	$83,750
Weighted average rate during the year	0.93%	0.87%	1.51%

Results of Operations

        Net income is affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; (3) noninterest income, which is made up primarily of certain fees, trust income and gains and losses from sales of securities; (4) noninterest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes. Each of these major elements is reviewed in more detail in the following discussion.

Net Interest Income

        Net interest income on a tax equivalent basis in 2004 increased $3.8 million, or 4.3% to $92.5 million. The increase in 2004 was primarily the result of loan growth partially offset by lower loan rates and a higher level of borrowings. The lower loan rates were largely attributable to the general decline in market interest rates. Net interest income on a tax equivalent basis in 2003 increased $1.4 million, or 1.6% to $88.7 million. The increase in 2003 was primarily due to a higher level of investment securities partially offset by the decrease in net interest income related to rates.

        The rate volume analysis in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the last three years by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

  Table 12—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	2004 compared to 2003			2003 compared to 2002
		Due to Change in			Due to Change in
	Net Change			Net Change
		Volume	Rate		Volume	Rate
	(Dollars in thousands)
Increase (decrease) in interest income:
Investment securities(1)	$(658)	$(348)	$(310)	$(3,841)	$5,565	$(9,406)
Federal funds sold and deposits in banks	176	155	21	(208)	41	(249)
Loans(1)	6,848	16,198	(9,350)	(7,117)	1,336	(8,453)

Total	6,366	16,005	(9,639)	(11,166)	6,942	(18,108)

Increase (decrease) in interest expense:
Savings deposits	2,094	1,348	746	(4,283)	1,068	(5,351)
Time deposits	(2,401)	(1,282)	(1,119)	(7,803)	(1,293)	(6,510)
Borrowed funds	2,866	3,257	(391)	(445)	769	(1,214)

Total	2,559	3,323	(764)	(12,531)	544	(13,075)

Net increase (decrease) in interest income	$3,807	$12,682	$(8,875)	$1,365	$6,398	$(5,033)

(1)
The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis using a tax rate of 35%.

        Interest income on a tax-equivalent basis in 2004 increased $6.4 million, or 4.9% to $135.2 million. This increase was mainly due to an increase in average loans of $271.3 million, or 20.0% partially offset by a 65 basis point reduction in the average rates earned on loans. Loans totaling $157.1 million were acquired in the acquisition of Millennium Bank which contributed to the increase in average loans. Interest expense increased $2.6 million, or 6.4% to $42.6 million during 2004 primarily due to a higher level of borrowings partially offset by lower rates paid on deposits. Average borrowings increased $101.8 million, or 37.7% during 2004 to support loan growth and the Millennium Bank acquisition. The rate paid on average deposits during 2004 of 1.73% was 14 basis points lower than the 1.87% rate paid during 2003. This decrease was the result of the Corporation's strategy to reduce higher costing time deposits and grow lower costing savings deposits. Lower rate average savings deposits grew $159.3 million and higher rate average time deposits decreased $39.8 million during 2004. Savings deposits of $42.3 million and time deposits of $91.4 million were acquired from Millennium Bank.

        Interest income on a tax-equivalent basis in 2003 decreased $11.2 million, or 8.0% to $128.8 million. The decrease was primarily the result of lower rates earned on investment securities and loans, partially offset by higher investment volume. Interest expense decreased $12.5 million, or 23.8% during 2003. This decrease was the result of the lower interest rate environment experienced during 2003 and the Corporation's strategy to reduce higher costing time deposits and grow lower costing savings deposits.

Net Interest Margin

        The 2004 net interest margin of 3.55% was lower than the net interest margins for 2003 and 2002 of 3.80% and 4.00%, respectively. The lower interest rate environment during the last few years has impacted the net interest margin. The net interest margin percentage has decreased primarily due to the continuing decline in loan yields, although net interest income has increased primarily as a result of higher earning assets volume.

        During 2004, the Corporation continued to manage its balance sheet in an effort to position it for the longer term and potentially higher rates. The Corporation sold securities that exhibit extension risk in a rising rate environment and purchased securities with more stable cash flows in such rate environment. As a result, the balance sheet is better positioned to minimize market risk from rising rates.

        The table below presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields:

  Table 13—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets
Earning Assets:
Investment securities:
Taxable Investments	$702,183	$23,891	3.40%	$638,036	$18,697	2.93%	$567,969	$26,599	4.68%
Nontaxable investments(1)	239,727	17,015	7.10	312,189	22,867	7.32	255,035	18,806	7.37

Total investment securities	941,910	40,906	4.34	950,225	41,564	4.37	823,004	45,405	5.52
Federal funds sold and deposits in banks	41,064	524	1.28	28,782	348	1.21	25,411	556	2.19
Loans(1)(2)	1,625,419	93,725	5.77	1,354,127	86,877	6.42	1,333,300	93,994	7.05

Total earning assets	2,608,393	135,155	5.18	2,333,134	128,789	5.52	2,181,715	139,955	6.41
Noninterest-earning assets	165,012			132,936			127,707

Total assets	$2,773,405			$2,466,070			$2,309,422

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,113,734	9,871	0.89%	$954,443	7,777	0.81%	$823,375	12,060	1.46%
Time	668,301	20,902	3.13	708,057	23,303	3.29	747,336	31,106	4.16

Total interest-bearing deposits	1,782,035	30,773	1.73	1,662,500	31,080	1.87	1,570,711	43,166	2.75
Borrowed funds	372,141	11,865	3.19	270,325	8,999	3.33	247,221	9,444	3.82

Total interest-bearing liabilities	2,154,176	42,638	1.98	1,932,825	40,079	2.07	1,817,932	52,610	2.89
Noninterest-bearing liabilities:
Demand deposits	312,963			265,399			237,679
Other liabilities	54,303			51,000			55,438

Total noninterest-bearing liabilities	367,266			316,399			293,117

Total liabilities	2,521,442			2,249,224			2,111,049
Shareholders' equity	251,963			216,846			198,373

Total liabilities and shareholders' equity	$2,773,405			$2,466,070			$2,309,422

Net interest spread			3.20			3.45			3.52
Effect of noninterest-bearing sources			0.35			0.35			0.48

Net interest income/margin on earning assets		$92,517	3.55%		$88,710	3.80%		$87,345	4.00%

Less tax equivalent adjustment		7,426			9,589			7,325

Net interest income		$85,091			$79,121			$80,020

(1)
The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis (tax rate of 35%).

(2)
Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest Rate Sensitivity Analysis

        In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and value of financial instruments.

        The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Corporation's Board of Directors, is responsible for managing the rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix and repricing characteristics of its assets and liabilities through the management of its investment securities portfolio, its offering of loan and deposit terms and through borrowings from the Federal Home Loan Bank. The nature of the Corporation's current operations is such that it is not subject to foreign currency exchange or commodity price risk.

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

        The Corporation entered into three interest-rate swaps with a notional value totaling $45.0 million during 2003. As of December 31, 2004, these interest-rate swaps have a positive fair market value of $53,000. During 2005, the Corporation terminated a swap with a notional value of $25.0 million. The Corporation estimates a loss of $159,000 will be recorded during 2005 into net interest from accumulated other comprehensive income related to this swap.

        The Corporation uses three principal reports to measure interest rate risk: asset/liability simulation reports; gap analysis reports; and net interest margin reports. The Corporation's interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2004, is presented in Table 14. The data in the table was based in part on assumptions that are regularly reviewed for accuracy. The table presents data at a single point in time and includes management assumptions estimating the prepayment rate and the interest rate environment prevailing at December 31, 2004. The table indicates an asset sensitive one-year cumulative gap position of 10.23% of total earning assets.

  Table 14—Contractual Repricing Data of Interest Sensitive Assets and Liabilities

	December 31, 2004
	0 to 90 days	91 to 365 days	After 1 year through 5 years	Over 5 years	Total
	(Dollars in thousands)
Earning assets
Investment securities	$154,551	$299,819	$252,065	$237,128	$943,563
Federal funds sold and deposits in banks	56,291	—	—	—	56,291
Loans	655,591	157,900	626,729	405,582	1,845,802

Total earning assets	$866,433	$457,719	$878,794	$642,710	$2,845,656

Interest-bearing liabilities
Interest-bearing checking accounts	$55,180	$76,872	$173,532	$—	$305,584
Money market funds	93,141	225,458	394,440	—	713,039
Savings accounts	11,152	33,456	178,431	—	223,039
Time deposits	118,471	189,102	329,762	50	637,385
Borrowed funds	225,277	—	178,750	84,155	488,182

Total interest-bearing liabilities	$503,221	$524,888	$1,254,915	$84,205	$2,367,229
Interest rate swaps	$(5,000)	$—	$5,000	$—	$—

Incremental gap	$358,212	$(67,169)	$(371,121)	$558,505

Cumulative gap(1)	$358,212	$291,043	$(80,078)	$478,427

Cumulative gap as a percentage of earning assets	12.59%	10.23%	-2.81%	16.81%

(1)
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

        Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation's net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the December 31, 2004 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation's Asset/Liability Policy when rates are shocked up 300 basis points, but is outside of guidelines when rates are shocked down over 100 basis points.

        The table below forecasts changes in the Corporation's market value of equity under alternative interest rate environments as of December 31, 2004. The market value of equity is defined as the net present value of the Corporation's existing assets and liabilities. The Corporation is within guidelines set by the Corporation's Asset/Liability Policy for the percentage change in the market value of equity.

  Table 15—Market Value of Equity

	December 31, 2004
	Market Value of Equity	Change in Market Value of Equity	Percentage Change	Asset/Liability Approved Percent Change
	(Dollars in thousands)
+300 Basis Points	$330,568	$(73,428)	-18.18%	+/-45%
+200 Basis Points	356,885	(47,111)	-11.66	+/-30
+100 Basis Points	390,320	(13,676)	-3.39	+/-15
Flat Rate	403,996	—	0.00	—
-100 Basis Points	395,757	(8,239)	-2.04	+/-15
-200 Basis Points	374,061	(29,935)	-7.41	+/-30
-300 Basis Points	333,052	(70,944)	-17.56	+/-45

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

Provision for Loan Losses

        The provision for loan losses of $2.6 million for 2004, reflected a decrease of $645,000 compared to the 2003 provision of $3.2 million. The decrease in the provision during 2004 is reflective of improved loan quality during the early part of the year and management's ongoing analysis of the loan portfolio. The allowance for loan losses to nonperforming loans ratio for December 31, 2004, 2003 and 2002 were 324.6%, 371.7% and 272.8%, respectively. Total net loans charged off in 2004, 2003 and 2002 were $2.5 million, $3.6 million and $2.7 million, respectively.

Noninterest Income

        Noninterest income increased $520,000, or 1.9%, to $28.2 million for the year ended December 31, 2004, compared to 2003. This was mainly due to an increase of $2.7 million in trust and investment advisory fees and an increase of $1.4 million in the gains related to the auto leasing portfolio, partially offset by a decrease of $2.9 million in the gain on sales of investment securities and a decrease of $868,000 in gains related to the sale of residential mortgages. The increase in trust and investment advisory fees of $2.7 million, or 71.6% during 2004, was primarily attributable to the Cumberland subsidiary acquired with the Millennium Bank acquisition, growth in trust assets and the higher market value of equities in trust assets experienced in 2004, compared to 2003. Gains related to the auto leasing portfolio increased $1.4 million during 2004 mainly due to residual insurance fund valuations. The gain on the sale of investment securities available for sale decreased $2.9 million during 2004 from 2003. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments. Gains related to the sale of residential mortgages decreased $868,000 in 2004 primarily attributable to lower origination volume. The Corporation's bank-owned life insurance (BOLI) income decreased $209,000, or 8.0% during 2004 as compared to 2003. The reduction is due to lower yields on the insurance contracts partially offset by higher amounts of BOLI insurance. BOLI involves the purchase of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Bank, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases.

        Noninterest income increased $5.1 million, or 22.7%, to $27.6 million during 2003, compared to 2002, primarily due to increases in the gain on sale of investment securities of $3.1 million and income on life insurance of $1.1 million.

Noninterest Expense

        Noninterest expense remained level at $59.6 million for the year ended December 31, 2004, compared to 2003. Salary and employee benefits expense increased $5.9 million in 2004 primarily due to the Millennium acquisition and higher pension and medical costs. Occupancy expense increased $787,000 during 2004 mostly due to the Millennium acquisition and a new branch opening. Partially offsetting these variances was Federal Home Loan Bank borrowings prepayment fees which decreased $2.6 million and other expenses which decreased $4.1 million in 2004. The decrease in other expenses was primarily due to lower off-lease vehicle residual reserve of $2.6 million, higher loan origination expense deferrals amounting to $3.8 million mainly related to higher loan origination volume, partially offset by an increase in deferred compensation expense for directors and employees of $717,000.

        Noninterest expense rose $3.3 million, or 5.9%, to $59.6 million during 2003, compared to 2002. During 2003, the Corporation paid off approximately $29 million of FHLB borrowings with rates over 6.0% prior to their scheduled maturity dates. This provided the opportunity to lock in historically low rates on new long-term borrowings. The early retirement of these borrowings resulted in a $2.6 million prepayment fee. The increase in salaries and employee benefits expense of $1.4 million in 2003 from 2002 reflects additional staff necessitated by the growth of the Corporation and higher medical insurance cost.

Federal Income Taxes

        The effective income tax rate for 2004 was 24.4% versus the statutory rate of 35%. The Corporation's effective rate is lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The lower effective tax rate of 19.6% for 2003 was primarily the result of higher non-taxable income on life insurance proceeds during 2003 as well as lower non-taxable investment securities income and higher taxable loan interest during 2004. The effective income tax rate for 2002 was 21.4%.

Capital

        Capital formation is important to the Corporation's well being and future growth. Capital, at the end of 2004, was $270.5 million, an increase of $43.5 million, or 19.1%, over the end of 2003. The increase was primarily due to the acquisition of Millennium Bank and the retention of the Corporation's earnings partially offset by dividends paid to shareholders and a decrease in accumulated other comprehensive income. The issuance of common stock for the acquisition of Millennium Bank resulted in an increase in capital of $28.9 million. The accumulated other comprehensive income at December 31, 2004 was a gain of $1.2 million, compared to a gain of $8.1 million at December 31, 2003. Management believes that the Corporation's current capital position and liquidity position are strong and that its capital position is adequate to support its operations. Management is not aware of any recommendation by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

        Pursuant to the federal regulators' risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 capital ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At December 31, 2004, the Corporation's Tier 1 risk-adjusted capital ratio was 11.36%, and the total risk-adjusted capital ratio was 12.21%, both well above regulatory requirements. The risk-based capital ratios of each of the Corporation's commercial bank also exceeded regulatory requirements at the end of 2004.

        To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board (FRB) established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% or 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation's leverage ratios were 8.91% and 8.79% at December 31, 2004 and 2003, respectively.

        Under FDIC regulations, a "well capitalized" institution must have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and not be subject to a capital directive order. To be considered "adequately capitalized" an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. An institution is deemed to be "critically under capitalized" if it has a tangible equity ratio of 2% or less. As of December 31, 2004, the Bank is above the regulatory minimum guidelines and meets the criteria to be categorized as a "well capitalized" institution.

Liquidity

        Liquidity is a measure of the ability of the Bank to meet its needs and obligations on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, and the ability to fulfill the needs of borrowing customers. Generally, the Bank arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model's projection of potential sources and uses of funds for the next 120 days. The resulting projections as of December 31, 2004, show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds, which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the Federal Home Loan Bank of Pittsburgh (the FHLB). As of December 31, 2004, the Bank had borrowings outstanding with the FHLB of $345.8 million ($28.0 million in federal funds purchased, $45.0 million in short-term borrowings and $272.8 million in long-term borrowings), other federal funds purchased of $29.5 million and pledged investment securities available for sale of $436.4 million. At December 31, 2004, the Bank had unused lines of credit at the FHLB of $578.8 million, unused federal funds lines of credit with commercial banks of $65.5 million and unpledged investment securities available for sale of $368.4 million.

        There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way.

        The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2004:

  Table 16—Contractual Obligations and Other Commitments

	December 31, 2004
	Total	One year or less	After one year through three years	After three years through five years	After five years
	(Dollars in thousands)
Minimum annual operating leases	$15,617	$2,248	$3,289	$2,681	$7,399
Remaining contractual maturities of time deposits	637,385	306,070	313,589	17,676	50
Long-term borrowings and subordinated debt	298,524	—	95,000	98,750	104,774
Loan lines of credit	656,410	277,635	378,775	—	—
Unfunded residential mortgages	3,828	3,828	—	—	—
Standby letters of credit	17,217	13,529	3,638	50	—

Total	$1,628,981	$603,310	$794,291	$119,157	$112,223

        During December 2004, the Bank sold lease financing receivables of $9.1 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure related to the sold leases is $2.0 million. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value.

        For information on known uncertainties, see Item 1, "Business."

Fourth Quarter 2004 Results (Unaudited)

        Net income for the fourth quarter of 2004 was $10.1 million, an increase of 12.7% over the fourth quarter of 2003. Diluted earnings per share of $.37 increased 5.7% over the $.35 earned during the fourth quarter of 2003, and basic earnings per share at $.38 increased 8.6% over $.35 earned in the fourth quarter of 2003.

        Net interest income on a fully tax-equivalent basis in the fourth quarter of 2004 increased $307,000 or 1.3% over the same period in 2003. This increase was primarily the result of higher loan volume partially offset by lower loan rates. The net interest margin for the fourth quarter of 2004 was 3.34%, compared to 3.82% for the fourth quarter of 2003, the decline being primarily due to lower loan yields and higher funding costs, particularly increased volumes in higher-rate money market accounts. Average earning assets increased $367.6 million or 15.3% during the fourth quarter of 2004 versus the comparable period in 2003, while average loans increased $404.3 million or 29.1% during the same period. Loans totaling $157.1 million were acquired in the acquisition of Millennium Bank, which contributed to the increase in average loans.

        Total noninterest income of $9.4 million for the fourth quarter of 2004 reflects an increase of $4.2 million from the comparable period in 2003, primarily due to increases of $1.9 million in the gain on sales of investment securities, $982,000 in trust and investment advisory fees, $586,000 in life insurance income and $785,000 in gains related to the auto leasing portfolio, partially offset by a $440,000 loss on the sale of equipment lease receivables.

        Noninterest expense of $16.7 million increased $2.8 million or 20.0% from $13.9 million in the fourth quarter of 2003. The increase in noninterest expense was due to a $2.7 million increase in salaries and benefits, primarily related to the acquisition of Millennium Bank, higher pension and healthcare costs and an increase in bonus expense related to the Corporation's improved financial performance. In addition, deferred compensation expense for directors and employees was $874,000 higher during the fourth quarter of 2004 over the comparable period in 2003 while deferred loan origination expenses increased $1.3 million. Deferred compensation expense includes a one-time after tax expense amounting to $819,000 associated with the retirement announcement of the Chief Executive Officer under the terms of his employment agreement.

        The following is the summarized (unaudited) consolidated quarterly financial data of the Corporation which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Corporation's results of operations:

  Table 17—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended 2004				Three Months Ended 2003
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in thousands, except per share information)
Interest income	$34,196	$33,366	$30,994	$29,173	$30,287	$28,439	$29,889	$30,585
Interest expense	12,735	11,286	9,674	8,943	9,393	9,216	10,084	11,386

Net interest income	21,461	22,080	21,320	20,230	20,894	19,223	19,805	19,199
Provision for loan losses	1,070	499	497	489	641	630	1,320	609

Net interest income after provision for loan losses	20,391	21,581	20,823	19,741	20,253	18,593	18,485	18,590

Noninterest income	9,395	6,693	6,287	5,783	5,216	5,252	9,959	7,211
Noninterest expense	16,674	14,477	14,593	13,817	13,891	13,098	17,127	15,513

Income before income tax expense	13,112	13,797	12,517	11,707	11,578	10,747	11,317	10,288
Income tax expense	2,999	3,632	3,135	2,800	2,606	1,952	2,216	1,823

Net income	$10,113	$10,165	$9,382	$8,907	$8,972	$8,795	$9,101	$8,465

Net income per share(1)
Basic	$0.38	$0.39	$0.37	$0.35	$0.35	$0.36	$0.36	$0.34

Diluted	$0.37	$0.38	$0.35	$0.34	$0.35	$0.34	$0.35	$0.33

(1)
Adjusted for five percent stock dividend effective 9/15/04 and a five-for-four stock split effective 9/15/03.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Incorporated by reference to the discussion contained in Item 7, under the caption "Interest Rate Sensitivity," and Table 14, "Contractual Repricing Data of Interest Sensitive Assets and Liabilities," and Table 15, "Market Value of Equity."

Item 8. Financial Statements and Supplementary Data

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands)
Assets
Cash and due from banks	$50,699	$56,306
Federal funds sold and securities purchased under agreements to resell	52,000	30,000
Interest-bearing deposits in banks	4,291	8,551

Total cash and cash equivalents	106,990	94,857
Residential mortgage loans held for sale	1,236	164
Investment securities available for sale	874,732	904,870
Investment securities held to maturity (market value $69,704 and $21,497, respectively)	68,831	20,004
Loans and leases	1,844,566	1,408,227
Less: Allowance for loan losses	(18,455)	(16,753)

Net loans	1,826,111	1,391,474

Premises and equipment, net	26,963	23,329
Accrued interest receivable	12,089	10,169
Net assets in foreclosure	370	935
Goodwill	32,548	—
Intangible assets, net	4,168	2,731
Bank-owned life insurance	52,109	50,693
Other assets	18,368	11,713

Total assets	$3,024,515	$2,510,939

Liabilities and Shareholders' Equity
Deposits
Noninterest-bearing	$333,516	$294,121
Interest-bearing:
Checking accounts	305,584	283,607
Money market accounts	713,039	506,516
Savings	223,039	221,778
Time, under $100,000	508,010	491,740
Time, $100,000 or greater	129,375	181,319

Total deposits	2,212,563	1,979,081
Federal funds purchased and securities sold under agreements to repurchase	142,445	75,291
Other short-term borrowings	47,213	2,015
Long-term borrowings	272,750	172,750
Accrued interest payable	26,613	22,920
Subordinated debt	25,774	—
Guaranteed preferred beneficial interest in Corporation's subordinated debentures	—	5,000
Other liabilities	26,625	26,829

Total liabilities	2,753,983	2,283,886

Shareholders' equity:
Series preferred stock, par value $1 per share; authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares; issued 27,319,988 shares in 2004 and 24,667,707 shares in 2003	27,320	24,668
Additional paid-in capital	160,039	98,646
Retained earnings	99,730	109,502
Accumulated other comprehensive income	1,243	8,098
Treasury stock, at cost: 1,042,734 shares in 2004 and 822,633 shares in 2003	(17,800)	(13,861)

Total shareholders' equity	270,532	227,053

Total liabilities and shareholders' equity	$3,024,515	$2,510,939

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except weighted average number of common shares and per share information)
Interest income
Loans, including fees	$88,079	$79,064	$84,408
Lease financing	4,439	6,582	8,448
Investment securities:
Taxable	23,891	18,697	26,599
Exempt from federal taxes	10,796	14,509	12,619
Federal funds sold and securities purchased under agreements to resell	489	244	331
Deposits in banks	35	104	225

Total interest income	127,729	119,200	132,630

Interest expense
Savings deposits	9,871	7,777	12,060
Time, under $100,000	17,662	18,999	23,510
Time, $100,000 or greater	3,240	4,304	7,596
Short-term borrowings	1,381	946	1,312
Long-term borrowings	10,484	8,053	8,132

Total interest expense	42,638	40,079	52,610

Net interest income	85,091	79,121	80,020
Provision for loan losses	2,555	3,200	4,370

Net interest income after provision for loan losses	82,536	75,921	75,650

Noninterest income
Service charges	7,807	7,855	6,923
Gains on sales of investment securities, net	3,689	6,613	3,475
Trust, investment services and advisory income	6,586	3,837	3,764
Bank-owned life insurance income	2,406	2,615	2,689
Income on life insurance	586	1,119	—
Other income	7,084	5,599	5,672

Total noninterest income	28,158	27,638	22,523

Net interest income after provision for loan losses and other noninterest income	110,694	103,559	98,173

Noninterest expense
Salaries, wages and employee benefits	37,080	31,173	29,813
Occupancy	4,557	3,770	3,829
Furniture and equipment	5,636	5,843	5,535
Prepayment fee	—	2,594	—
Other expense	12,288	16,249	17,120

Total noninterest expense	59,561	59,629	56,297

Income before income tax expense	51,133	43,930	41,876
Income tax expense	12,566	8,597	8,949

Net income	$38,567	$35,333	$32,927

Net income per share information:
Basic	$1.49	$1.41	$1.31

Diluted	$1.44	$1.37	$1.27

Cash dividends per share	$0.72	$0.62	$0.54

Weighted average number of common shares:
Basic	25,855,230	24,995,054	25,097,334
Diluted	26,726,180	25,855,266	25,856,889

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Treasury Stock	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Number of Shares	Par Value	Additional Paid in Capital	Retained Earnings		Treasury Stock	Total	Comprehensive Income (Loss)
	(Dollars and share information in thousands)
Balance January 1, 2002	18,571	(287)	$18,571	$71,419	$100,171	$4,534	$(5,346)	$189,349
Issuance of stock for stock options	94	—	94	1,166	—	—	—	1,260
Issuance of stock for stock awards	—	—	—	6	—	—	—	6
Stock dividend	932	(22)	932	23,994	(24,942)	—	—	(16)
Net income	—	—	—	—	32,927	—	—	32,927	$32,927
Other comprehensive income, net of reclassifications and tax	—	—	—	—	—	2,403	—	2,403	2,403
Purchases of treasury stock	—	(260)	—	—	—	—	(6,244)	(6,244)
Cash dividends	—	—	—	—	(13,479)	—	—	(13,479)

Comprehensive income									$35,330

Balance December 31, 2002	19,597	(569)	19,597	96,585	94,677	6,937	(11,590)	206,206
Issuance of stock for stock options and tax benefits	142	—	142	2,055	—	—	—	2,197
Issuance of stock for stock awards	—	—	—	6	—	—	—	6
Stock dividend	4,929	(165)	4,929	—	(4,942)	—	—	(13)
Net income	—	—	—	—	35,333	—	—	35,333	$35,333
Other comprehensive income, net of reclassifications and tax	—	—	—	—	—	1,161	—	1,161	1,161
Purchases of treasury stock	—	(89)	—	—	—	—	(2,271)	(2,271)
Cash dividends	—	—	—	—	(15,566)	—	—	(15,566)

Comprehensive income									$36,494

Balance December 31, 2003	24,668	(823)	24,668	98,646	109,502	8,098	(13,861)	227,053
Issuance of stock for stock options and tax benefits	411	—	411	4,832	—	—	—	5,243
Issuance of stock for stock awards	—	—	—	7	—	—	—	7
Stock dividend	1,295	(46)	1,295	28,456	(29,764)	—	—	(13)
Net income	—	—	—	—	38,567	—	—	38,567	$38,567
Other comprehensive loss, net of reclassifications and tax	—	—	—	—	—	(6,855)	—	(6,855)	(6,855)
Issuance of common stock for acquisition of Millennium Bank	946	—	946	27,974	—	—	—	28,920
Purchases of treasury stock	—	(190)	—	399	—	—	(4,214)	(3,815)
Sale of treasury stock	—	16		(275)	—	—	275	—
Cash dividends	—	—	—	—	(18,575)	—	—	(18,575)

Comprehensive income									$31,712

Balance December 31, 2004	27,320	(1,043)	$27,320	$160,039	$99,730	$1,243	$(17,800)	$270,532

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Operating activities
Net income	$38,567	$35,333	$32,927
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,555	3,200	4,370
Depreciation and amortization	4,178	3,124	2,922
Net amortization of investment securities discounts/premiums	6,011	9,609	5,252
Deferred income expense (benefit)	(3,582)	(2,930)	(2,012)
Gains on sales of investment securities, net	(3,689)	(6,613)	(3,475)
Net (increase) decrease in accrued interest receivable	(985)	2,971	(1,233)
Net increase (decrease) in accrued interest payable	3,183	929	(5,123)
Net (increase) decrease in other assets	(2,997)	958	(2,475)
Net increase (decrease) in other liabilities	6,416	(246)	(168)
Other, net	7	6	104

Net cash provided by operating activities	49,664	46,341	31,089

Investing activities
Proceeds from sales of investment securities available for sale	1,348,441	1,233,050	897,327
Proceeds, maturity or calls of investment securities held to maturity	5,040	2,811	3,750
Proceeds, maturity or calls of investment securities available for sale	260,892	594,762	385,226
Purchases of investment securities held to maturity	(3,826)	—	—
Purchases of investment securities available for sale	(1,607,251)	(1,784,799)	(1,523,379)
Net increase in loans	(283,337)	(80,513)	(20,512)
Net cash paid due to acquisition, net of cash acquired	(18,439)	—	—
Net increase in premises and equipment	(5,244)	(4,808)	(3,128)
Net increase in bank-owned life insurance	(1,416)	(2,062)	(2,689)
Proceeds from sales of other real estate	1,085	1,232	1,212

Net cash used in investing activities	(304,055)	(40,327)	(262,193)

Financing activities
Net increase (decrease) in deposits	82,234	(741)	232,960
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	55,633	(8,850)	3,748
Increase (decrease) in short-term borrowings	42,198	—	(662)
Advances of long-term borrowings	83,000	10,000	35,000
Advances of long-term subordinated debt	20,619	—	—
Cash dividends	(18,575)	(15,566)	(13,479)
Repurchase of common stock	(3,815)	(2,271)	(6,244)
Proceeds from the exercise of stock options	5,243	2,197	1,260
Other, net	(13)	(13)	(16)

Net cash provided by (used in) financing activities	266,524	(15,244)	252,567

Net increase (decrease) in cash and cash equivalents	12,133	(9,230)	21,463
Cash and cash equivalents at beginning of year	94,857	104,087	82,624

Cash and cash equivalents at end of year	$106,990	$94,857	$104,087

Cash paid during the year for:
Interest	$39,994	$39,150	$57,732

Income taxes	$10,600	$10,700	$11,500

Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$586	$1,777	$1,091

Transfer of investments available for sale to investments held to maturity	50,009	—	—

Acquisition of Millennium Bank, common stock issued	28,920	—	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies

        Harleysville National Corporation (the Corporation) through its subsidiary bank, Harleysville National Bank (the Bank), provides a full range of banking services including loans and deposits, investment management, and trust and investment advisory services to individual and corporate customers located in eastern Pennsylvania. HNC Financial Company and HNC Reinsurance Company are wholly owned subsidiaries of the Corporation. HNC Financial Company's principal business function is to expand the investment opportunities of the Corporation. HNC Reinsurance Company functions as a reinsurer of consumer loan credit life and accident and health insurance. At March 26, 2004, the charters of the Corporation's subsidiary banks, Security National Bank and Citizens National Bank, were combined into the largest subsidiary, Harleysville National Bank.

        The Corporation and the Bank are subject to regulations of certain state and federal agencies and, accordingly, these regulatory authorities periodically examine the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities, the Corporation's and the Bank's businesses are susceptible to being affected by state and federal legislation and regulations.

        A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the Corporation and its wholly owned subsidiaries, the Bank, HNC Financial Company, and HNC Reinsurance Company. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation. The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States and general practices within the financial services industry.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits in banks with an original maturity of generally three months or less.

Investment Securities

        The Corporation accounts for securities under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Debt securities, which management has the intent and ability to hold until maturity, are classified as held to maturity and reported at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the life of the securities. Debt and equity securities expected to be held for an indefinite period of time are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income taxes. The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments.

        Amortization of premiums and accretion of discounts for investment securities available for sale and held to maturity are included in interest income. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of income.

        In November 2003, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed, Staff Position, EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1" (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, "EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1" (EITF 03-1-1). EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1." The delay of the effective date will be superseded concurrent with the final issuance of EITF 03-1-a. Upon final issuance, the Corporation will determine the impact that this EITF will have on its financial statements.

Loans

        Loans that management intends to hold to maturity are stated at the principal amount outstanding. Net loans represent the principal loan amount outstanding net of deferred fees and costs, unearned income and the allowance for loan losses. Interest on loans is credited to income based on the principal amount outstanding.

        Lease financing represents automobile and equipment leasing. The lease financing receivable included in loans is stated at the gross amount of lease payments receivable, plus the residual value, less income to be earned over the life of the leases. Income is recognized over the term of the leases using the level yield method.

        Loan origination fees and direct loan origination costs of completed loans are deferred and recognized over the life of the loan as an adjustment to the yield. The net loan origination fees recognized as yield adjustments are reflected in loan interest income in the consolidated statements of income and the unamortized balance of the net loan origination fees is reported in loans outstanding in the consolidated balance sheets.

        Income recognition of interest on loans is discontinued when, in the opinion of management, the collectibility of principal or interest becomes doubtful. A loan is generally classified as nonaccrual when principal or interest has consistently been in default for a period of 90 days or more or because of deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, all accrued but uncollected interest is reversed from income. The Corporation recognizes income on nonaccrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Corporation. The Corporation will not recognize income if these factors do not exist. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future.

        A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Corporation accounts for impaired loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." Individually impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is based on the fair value of the collateral when foreclosure is probable. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a specific allowance is established as a component of the allowance for loan losses. The Corporation's policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method.

        The Corporation accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

        The Corporation adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (FIN 45), on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

        In October 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Corporation will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is permitted. The adoption of SOP 03-3 did not have a material affect on the Corporation's financial position or results of operations.

Allowance for Loan Losses

        The allowance for loan losses is maintained at a level that management believes is sufficient to absorb estimated probable credit losses. The allowance for loan losses is based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case allowance for loan losses is based on fair value less selling costs. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, borrowers' perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Corporation's results of operations in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

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

        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134, "Accounting for Mortgage Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

        The Corporation adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. Implementation issue C13, "When a Loan Commitment Is Included in the Scope of Statement 133," is included in SFAS No. 149. SFAS No. 149 amends SFAS No. 133 to add a scope exception for borrowers (all commitments) and lenders (all commitments except those relating to mortgage loans that will be held for sale). Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. The Corporation periodically enters into commitments with its customers, which it intends to sell in the future.

Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line and accelerated depreciation methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful lives, whichever is shorter.

Net Assets in Foreclosure

        Net assets in foreclosure include foreclosed real estate which is carried at the lower of cost (lesser of carrying value of loan or fair value at date of acquisition) or estimated fair value less selling costs. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent write-downs and expenses incurred in connection with holding such assets are recorded in other expenses. Any gain or loss upon the sale of real estate owned is charged to operations as incurred. Net assets in foreclosure also includes foreclosed leases which are carried at lower of cost (lesser of carrying value of loan or fair value at date of acquisition) or estimated fair value less selling costs.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangible assets with finite useful lives are amortized over their estimated lives and are evaluated for impairment if events and circumstances indicate a possible impairment. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuations: deposit premiums based on market deals, current stock pricing tracking as a multiple of book value, discounted cash flow of earnings with a terminal value and market multiple of earnings. Any impairment loss related to goodwill and other intangible assets is reflected as other noninterest expense in the statement of operations in the period in which the impairment was determined. No assurance can be given that future impairment tests will not result in a charge to earnings. Amortization of intangible assets was $171,000 for the year ended December 31, 2004.

Derivatives

        The Corporation accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. The statement requires the Corporation to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

        The Corporation enters into interest rate swap contracts to modify the interest rate characteristics from variable to fixed in order to reduce the impact of interest rate changes on future net interest income. Net amounts payable or receivable from these contracts are accrued as an adjustment to net interest. The fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Amounts reclassed into earnings, when the hedged transaction culminates, are included in net interest. Ineffectiveness of the strategy, as defined under SFAS No. 133, if any, is reported in net interest. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

Stock Based Compensation

        The Corporation follows SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The Corporation has chosen an alternative permitted by the standard to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

        Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 has been applied. In preparing the pro-forma disclosure, the Corporation estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation's estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.

        The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,444,772 shares of common stock to key employees and directors. At December 31, 2004, 2,210,711 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation's stock on the date of grant. Additionally, at December 31, 2004, the Corporation has an additional 297,787 granted stock options, which were converted into the Corporation's options as a result of the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $10.20 to $15.22, at December 31, 2004, except for 32,844 non-qualified stock options, which are performance based and exercisable at $12.94 per share after December 31, 2006.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 2.83%, 2.17% and 2.72%; expected volatility of 29.38%, 28.91% and 27.57%; risk-free interest rate of 4.06%, 4.08% and 3.55%; and an expected life of 7.06 years, 7.41 years and 7.74 years. The options converted as a result of the Millennium Bank acquisition have been excluded from the valuation since they have been included in goodwill under the purchase method of accounting.

        The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation. See Note 14, "Earnings Per Share," for calculation of earnings per share.

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net income
As reported	$38,567	$35,333	$32,927
Less: Stock-based compensation costs determined under fair value method for all awards	1,148	2,046	893

Pro forma	$37,419	$33,287	$32,034

Earnings per share (Basic)
As reported	$1.49	$1.41	$1.31
Pro forma	$1.45	$1.33	$1.28
Earnings per share (Diluted)
As reported	$1.44	$1.37	$1.27
Pro forma	$1.40	$1.29	$1.24

        On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award will generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. FAS 123(R) will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25. Public entities (other than those filing as small business issuers) are required to apply the provisions of FAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Corporation is currently evaluating this statement and its effects on its results of operations.

Income Taxes

        There are two components of income tax expense: current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are recognized due to differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax assets are subject to management's judgment based upon available evidence that future realizations are likely. If management determines that the Corporation may not be able to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is recognized for the change in deferred tax liabilities or assets between periods.

Pension Plans

        The Corporation has certain employee benefit plans covering substantially all employees. The Corporation accrues service cost as incurred.

Bank-Owned Life Insurance

        The Corporation invests in bank-owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Bank, is profitable to the Corporation. This profitability is used to offset a portion of future benefit cost increases. The Bank's deposits fund BOLI and the earnings from BOLI are recognized as noninterest income.

Earnings Per Share

        The Corporation follows the provisions of SFAS No. 128, "Earnings per Share." Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of the Corporation's common stock at the average market price during the period, as required by the "treasury stock method" of accounting. The effects of securities or other contracts to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

Comprehensive Income

        The Corporation records unrealized gains and losses on available for sale investment securities and gains and losses on cash flow hedges in other comprehensive income in shareholders' equity. Gains and losses on available for sale investments securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge. Gains or losses on derivatives are reclassified to net income as the hedged item affects earnings. The Corporation follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards to provide prominent disclosure of comprehensive income items.

Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether the information is used in making operating decisions.

        The Corporation has one reportable segment, "Community Banking." All of the Corporation's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Corporation as one operating segment or unit.

        The Corporation has also identified several operating segments. These operating segments within the Corporation's operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These nonreportable segments include HNC Financial Company, HNC Reinsurance Company, Cumberland and the Parent.

Variable Interest Entities

        Management has determined that HNC Statutory Trust I ("Trust I") qualifies as a variable interest entity under FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities," as revised. Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust I is included in the Corporation's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R), "Consolidation of Variable Interest Entities," the provisions of which were to be applied to certain variable interest entities by March 31, 2004.

        The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Corporation no longer consolidates Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Corporation has the right to a majority of Trust I's expected residual returns. The deconsolidiation resulted in the investment in the common stock of Trust I to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $155,000. In addition, the income received on the Corporation's common stock investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by Trust I as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as "restricted core capital elements." The rule would take effect March 31, 2007; however, a three year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN 46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized. On December 6, 2004, the FASB issued a proposed FASB Staff Position 46(R)-b, "Implicit Variable Interests Resulting from Related Party Relationships under FIN 46." FSP 46(R)-b is intended to give guidance to a reporting enterprise on determining whether it has an implicit variable interest in a variable interest entity, when specific conditions exist.

Note 2—Acquisition

        On April 30, 2004, the Corporation completed its acquisition of Millennium Bank which was merged with and into Harleysville National Bank. Millennium Bank was based in Malvern, Pennsylvania with four banking offices, specializing in commercial lending and client relationship banking along with the wealth management unit, Cumberland Advisors, Inc. Millennium Bank's results of operations are included in the Corporation's results beginning April 30, 2004 through December 31, 2004.

        The aggregate purchase price was $52.8 million in cash and stock which included $5.5 million in expenses associated with the acquisition. The Corporation acquired 100% of the outstanding shares of Millennium Bank. Millennium Bank shares of 1,511,624 were exchanged at a conversion ratio of .6256 (.65688 restated*) for 945,672 (992,956 restated*) common shares of the Corporation's common stock and Millennium Bank shares of 1,008,050 were exchanged for cash consideration of $16.1 million. Millennium Bank options of 302,250 were cashed out for consideration of $2.3 million and options of 453,325 were exchanged at a conversion ratio of .6256 (.65688 restated*) to acquire 283,601 shares (297,787 restated*) of the Corporation's common stock (252,321 (264,943 restated*) options at an exercise price of $10.71 to $15.98 ($10.20 to $15.22 restated*) and 31,280 (32,844 restated*) performance based options at an exercise price of $13.59 ($12.94 restated*)).

        *  Restated for stock dividend paid on September 15, 2004.

        The following table summarizes the fair values of Millennium Bank's assets acquired and liabilities assumed at the date of acquisition. This transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations."

At April 30, 2004
(Dollars in thousands)
Assets:
Cash and cash equivalents	$5,460
Investment securities available for sale	35,345
Loans	157,124
Less: Allowance for loan losses	(1,677)

Net loans	155,447
Other assets	8,011

Total assets	$204,263

Liabilities:
Noninterest-bearing deposits	$17,494
Interest-bearing deposits	133,754
Short-term borrowings	14,521
Long-term borrowings	17,000
Other liabilities	1,223

Total liabilities	$183,992

Net assets acquired(1)	$20,271

        Goodwill of $32.5 million was recorded in connection with the acquisition of Millennium Bank. The following table provides the calculation of the goodwill:

(Dollars in thousands)
Purchase Price:	$47,323
Expense associated with the acquisition	5,496

Total purchase price	52,819
Net Assets Acquired:
Seller shareholders' equity, net of intangible assets	15,449
Estimated adjustments to reflect assets acquired at fair value:
Loans (seven year weighted average life)	1,432
Core deposit intangible (eight year amortization)(2)	1,782
Estimated amount allocated to liabilities assumed at fair value:
Deposits (four year weighted average life)	(931)
Deferred tax and current taxes payable	2,539

Net assets acquired	20,271

Goodwill(1)	$32,548

(1)
Net assets acquired were reduced by $319,000 and goodwill was increased by $319,000 during the third quarter of 2004 after the Corporation finalized the allocation of the purchase price based upon third party valuation of certain intangible assets.

(2)
The amortization expense on the core deposit intangible was $149,000 for the year ended December 31, 2004.

Note 3—Restrictions on Cash and Due From Banks

        As of December 31, 2004, the Bank did not need to maintain reserves (in the form of deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.

Note 4—Investment Securities

        The amortized cost, unrealized gains and losses, and the estimated market value of the Corporation's investment securities available for sale and held to maturity are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of other U.S. government agencies and corporations	$154,482	$57	$(1,436)	$153,103
Obligations of states and political subdivisions	195,614	3,556	(671)	198,499
Mortgage-backed securities	457,171	600	(3,041)	454,730
Other securities	65,606	3,168	(374)	68,400

Total investment securities available for sale	$872,873	$7,381	$(5,522)	$874,732

Held to maturity
Obligations of other U.S. government agencies and corporations	$3,830	$14	$—	$3,844
Obligations of states and political subdivisions	64,662	1,106	(275)	65,493
Mortgage-backed securities	339	28	—	367

Total investment securities held to maturity	$68,831	$1,148	$(275)	$69,704

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of other U.S. Government agencies and corporations	$32,526	$111	$(142)	$32,495
Obligations of states and political subdivisions	231,508	9,455	(814)	240,149
Mortgage-backed securities	576,532	2,010	(2,754)	575,788
Other securities	51,405	5,047	(14)	56,438

Total investment securities available for sale	$891,971	$16,623	$(3,724)	$904,870

Held to maturity
Obligations of states and political subdivisions	$19,568	$1,460	$—	$21,028
Mortgage-backed securities	436	33	—	469

Total investment securities held to maturity	$20,004	$1,493	$—	$21,497

        The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004:

	December 31, 2004
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of other U.S. Government agencies and corporations	$136,246	$(1,429)	$4,993	$(7)	$141,239	$(1,436)
Obligations of states and political subdivisions	85,736	(878)	3,162	(68)	88,898	(946)
Mortgage-backed securities	277,251	(2,766)	23,302	(275)	300,553	(3,041)
Other securities	19,611	(346)	589	(28)	20,200	(374)

Totals	$518,844	$(5,419)	$32,046	$(378)	$550,890	$(5,797)

        The unrealized losses associated with these securities that management has the ability and intent to hold, are not considered to be other-than-temporary because the unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. There were twenty-two individual securities in a continuous unrealized loss position for twelve months or longer.

        Securities with a carrying value of $475.2 million and $457.6 million at December 31, 2004 and 2003, respectively, were pledged to secure public funds, government deposits and repurchase agreements.

        The amortized cost and estimated market value of investment securities, at December 31, 2004, by contractual maturities are shown in the following table. Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$9,367	$9,533	$26,937	$26,805
Due after one year through five years	37,853	38,642	126,986	128,479
Due after five years through ten years	—	—	208,320	211,547
Due after ten years	21,272	21,162	53,459	53,171

	68,492	69,337	415,702	420,002
Mortgage-backed securities	339	367	457,171	454,730

Totals	$68,831	$69,704	$872,873	$874,732

        The components of net realized gains on sales of investment securities were as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Gross realized gains	$7,642	$11,420	$4,902
Gross realized losses	(3,953)	(4,807)	(1,427)

Net realized gains on sales of investment securities	$3,689	$6,613	$3,475

Note 5—Loans

        Major classification of loans are as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Real estate	$694,536	$499,672
Commercial and industrial	471,415	385,187
Consumer loans	643,340	461,692
Lease financing	33,219	61,519

Total loans	1,842,510	1,408,070
Deferred costs, net	3,292	321
Allowance for loan losses	(18,455)	(16,753)

Net loans and loans held for sale	$1,827,347	$1,391,638

        On December 31, 2004, nonaccrual loans were $4.7 million and loans 90 days or more past due and still accruing interest were $981,000. On December 31, 2003, nonaccrual loans were $3.3 million and loans 90 days or more past due and still accruing interest were $1.2 million. The Bank's policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2004, interest accrued on nonaccruing loans and not recognized as interest income was $238,000 and interest paid on nonaccruing loans of $47,000 was recognized as interest income. During 2003, interest accrued on nonaccruing loans and not recognized as interest income was $227,000, and interest paid on nonaccruing loans of $29,000 was recognized as interest income.

        The balance of impaired loans was $2.1 million at December 31, 2004 compared to $1.8 million at December 31, 2003. At December 31,2004 and 2003, impaired loans with specific loss allowances were $2.1 million and $1.8 million and the related allowance for loan losses was $243,000 and $185,000, respectively. The average impaired loan balance was $1.8 million in 2004, compared to $2.2 million and $2.8 million in 2003 and 2002, respectively. The income recognized on impaired loans during 2004, 2003 and 2002 was $2,000, $63,000 and $186,000, respectively.

        The Bank has no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2004 and 2003. The Bank actively monitors the risk of this loan concentration.

The Bank continued to pursue new lending opportunities while seeking to maintain a portfolio that is diverse as to industry concentration, type and geographic distribution. The Bank's geographic lending area is primarily concentrated in Montgomery, Carbon, Bucks, Chester, Berks and Wayne counties, but also includes Lehigh, Monroe, Northhampton and Schuylkill counties.

        At December 31, 2004 and 2003, loans serviced for others totaled approximately $329.0 million and $339.3 million, respectively.

        Loans to directors, executive officers and their associates are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Activity of these loans is as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance, January 1	$21,038	$15,280	$16,483
New loans	70,711	65,528	61,157
Repayments	(68,886)	(59,770)	(62,360)

Balance, December 31	$22,863	$21,038	$15,280

Note 6—Allowance for Loan Losses

        The table below summarizes the changes in the allowance for loan losses:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$16,753	$17,190	$15,558
Provision for loan losses	2,555	3,200	4,370
Reserve from Millennium Bank acquisition	1,677	—	—
Loans charged off	(3,534)	(4,555)	(3,877)
Recoveries	1,004	918	1,139

Balance, end of year	$18,455	$16,753	$17,190

Note 7—Premises and Equipment

        Premises and equipment consist of the following:

		December 31,
	Estimated Useful Lives
		2004	2003
		(Dollars in thousands)
Land	Indefinite	$5,008	$4,245
Buildings	15-39 years	24,815	23,313
Furniture, fixtures and equipment	3-7 years	31,027	27,079

Total cost		60,850	54,637
Less accumulated depreciation and amortization		(33,887)	(31,308)

Premises and equipment, net		$26,963	$23,329

        Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $3.4 million, $3.1 million and $2.9 million, respectively.

Note 8—Deposits

        At December 31, 2004, scheduled maturities of certificates of deposit are as follows:

Amount
(Dollars in thousands)
2005	$306,070
2006	155,326
2007	158,263
2008	13,795
2009	3,881
Thereafter	50

Total	$637,385

Note 9—Borrowings

Federal Funds Lines of Credit with Commercial Banks

        Total federal funds lines of credit with commercial banks at December 31, 2004 are $95.0 million of which $65.5 million is unused. The weighted average rate on the outstanding balance at December 31, 2004 is 2.43%. These lines of credit are available for overnight funds and the rate is based on the commercial bank's quoted rate at the time of the transaction.

Federal Home Loan Bank Advances

        Federal Home Loan Bank (FHLB) advances at December 31, 2004, totaled $317.8 million of which $272.8 million was long-term and $45.0 million was short-term. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. The long-term advances had a weighted average interest rate of 4.10%. Advances are made pursuant to several different credit programs offered from time to time by the FHLB. Unused lines of credit with the FHLB were $578.8 million at December 31, 2004 and $291.2 million at December 31, 2003. During 2003, the Corporation paid off approximately $29 million of FHLB borrowings with rates over 6.0% prior to their scheduled maturity dates. This provided the opportunity to lock in historically low rates on new long-term borrowings. The early retirement of these borrowings resulted in a $2.6 million prepayment fee.

        At December 31, 2004, scheduled maturities of long-term borrowings with the FHLB are as follows:

	Balance	Weighted Average Rate
	(Dollars in thousands)
2006	40,000	3.38%
2007	55,000	4.08%
2008	58,000	4.49%
2009	40,750	4.13%
2010	4,000	4.13%
Thereafter	75,000	4.18%

Total	$272,750	4.10%

Trust Preferred Securities

        On March 25, 2004, HNC Statutory Trust II (Trust II), a Delaware statutory trust subsidiary of the Corporation, issued $20.0 million of floating rate (three-month LIBOR plus a margin of 2.70%) trust preferred securities, which represent undivided beneficial interests in the assets of Trust II on March 25, 2004. Trust II issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust II holds, as its sole asset, a subordinated debenture in the amount of $20.6 million issued by the Corporation on March 25, 2004. Trust II qualifies as a variable interest entity under FIN 46. The trust preferred securities must be redeemed upon maturity of the subordinate debentures on April 6, 2034. The Corporation may redeem the debentures prior to their stated maturity upon the occurrence of specified special events or at the specified optional redemption dates. The Corporation may redeem the debentures, in whole or in part, at any time, within 90 days following the occurrence and continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval if required. The Corporation also may redeem the debentures, in whole or in part, at the stated optional redemption date of April 7, 2009 and quarterly thereafter, subject to regulatory approval if required. The special and optional redemption price is equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest on the debentures to the redemption date.

        On February 22, 2001, the Corporation issued $5.0 million of 10.2% junior subordinate deferrable interest debentures (the debentures) to Harleysville Statutory Trust I (Trust I), a Connecticut business trust, in which the Corporation owns all of the common equity. Management has determined that Trust I qualifies as a variable interest entity under FIN 46, as revised. Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust I is included in the Corporation's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R), the provisions of which were to be applied to certain variable interest entities by March 31, 2004. The trust preferred securities must be redeemed upon maturity of the subordinate debentures on February 22, 2031. The Corporation may redeem the debentures prior to their stated maturity upon the occurrence of specified special events or at the specified optional redemption dates. The Corporation may redeem the debentures, in whole but not in part, at any time, within 90 days following the occurrence and continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval if required. If the special redemption date is before February 22, 2011, the special redemption price is the greater of (i) 100% of the principal amount of the debentures, plus accrued and unpaid interest on the debentures to the special redemption date, or (ii) as determined by a quotation agent, the sum of (a) the present value of the principal amount of the debentures at 105.10% of the principal amount and the present value of interest payable from the special redemption date to February 22, 2011, each discounted to the special redemption date on a semi-annual basis, plus (b) accrued and unpaid interest on the debentures to the special redemption date. If the special redemption date is on February 22, 2011, the redemption price is 105.10% of the principal amount, and declines annually to 100.00% on February 22, 2021 and thereafter, plus accrued and unpaid interest on the debentures to the redemption date. The Corporation also may redeem the debt securities, in whole or in part, at the stated optional redemption date of February 22, 2011 and semi-annually thereafter, subject to regulatory approval if required. The redemption price on February 22, 2011 is equal to 105.10% of the principal amount, and declines annually to 100.00% on February 22, 2021 and thereafter, plus accrued and unpaid interest on the debentures to the redemption date.

        The Corporation adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Corporation no longer consolidates Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Corporation has the right to a majority of Trust I's expected residual returns. The deconsolidiation resulted in the investment in the common stock of Trust I to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $155,000. In addition, the income received on the Corporation's common stock investment is included in other income.

        The Corporation's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of Trust I's and Trust II's obligations under the trust preferred securities.

Note 10—Federal Income Taxes

        Federal income tax expense from current operations is composed of the following:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Current tax payable	$16,029	$11,512	$10,940
Deferred income tax	(3,580)	(2,915)	(1,991)

Income tax expense	$12,449	$8,597	$8,949

        The effective income tax rates of 24.4% for 2004, 19.6% for 2003 and 21.4% for 2002 were less than the applicable federal income tax rate of 35% for each year. The reason for these differences follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Expected income tax expense	$17,855	$15,374	$14,656
Tax-exempt income net of interest disallowance	(5,365)	(6,769)	(5,717)
Other	(41)	(8)	10

Actual income tax expense	$12,449	$8,597	$8,949

        The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2004		2003
	Asset	Liability	Asset	Liability
	(Dollars in thousands)
Allowance for loan losses	$6,274	$—	$5,724	$—
Lease assets	—	9,683	—	16,440
Deferred loan fees	—	1,810	—	12
Deferred compensation	2,489	—	2,279	—
Pension	—	23	174	—
Depreciation	—	1,409	—	621
Net operating loss carryforward	1,414	—	—	—
Unrealized gain on investment securities	433	—	—	4,514
Net unrealized gain on derivative used for cash flow hedge	—	18	—	93
Other	—	835	—	9

Total deferred taxes	$10,610	$13,778	$8,177	$21,689

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

        As a result of the acquisition of Millennium Bank, the Corporation acquired a net deferred tax asset of $1.7 million, which included a $2.1 million net operating loss carryforward.

Note 11—Pension Plans

Defined Benefit Pension Plan

        The Corporation has a non-contributory defined benefit pension plan covering substantially all employees. The plan's benefits are based on years of service and the employee's average compensation during any five consecutive years within the ten-year period preceding retirement. The plan's funded status and amounts recognized in the financial statements follow:

	2004	2003
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$9,439	$8,330
Service cost	873	785
Interest cost	564	488
Actual loss	218	217
Benefits paid	(465)	(381)
Change in assumptions	292	—

Benefits obligation at end of year	$10,921	$9,439

Change in plan assets:
Fair value of plan assets at beginning of year	$6,870	$5,207
Actual return on plan assets	564	1,044
Employer contribution	1,500	1,000
Benefits paid	(465)	(381)

Fair value of plan assets at end of year	$8,469	$6,870

Funded status	$(2,452)	$(2,568)
Unrecognized transition (asset)	(103)	(120)
Unrecognized prior service cost	—	(105)
Unrecognized net loss	2,624	3,123
Minimum liability recognized	—	(459)

Accrued benefit cost	$69	$(129)

	2004	2003
	(Dollars in thousands)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$(390)	$330
Accumulated other comprehensive income (loss)	459	(459)

Net amount recognized	$69	$(129)

	Year Ended December 31,
Weighted-average assumptions used to determine pension plan obligations as of December 31,
	2004	2003	2002
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%
	Year Ended December 31,
Weighted-average assumptions used to determine pension plan net periodic benefit cost as of December 31,
	2004	2003	2002
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	6.50%	6.50%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%
	Year Ended December 31,
Components of net periodic defined benefit expense
	2004	2003	2002
	(Dollars in thousands)
Service cost	$873	$785	$593
Interest cost	564	488	437
Expected return on plan assets	(477)	(359)	(398)
Amortization of prior service cost	(105)	(111)	(111)
Amortization of unrecognized net actuarial losses	79	195	251

Net periodic benefit expense	$934	$998	$772

        The pension plan assets are invested in a growth and income strategy with a target asset allocation of 60% equity and 40% fixed income securities. The allocation range for equities is between 55 to 65% and between 35 to 45% for fixed income. Long-term rate of return assumptions of the various asset classes are based primarily on empirical long-term historical return data, adjusted for near-term expectations. To make the return expectations more conservative, our near-term expectations are for 8.0% equity and 4.5% fixed income returns for the next 10 years. The expected 2005 employer contribution to the pension plan is $1.5 million.

        As of December 31, 2004, Harleysville National Corporation's Pension Plans had an investment in the Corporation's stock with a market value of $219,000.

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

The Corporation's pension plan weighted-average asset allocations by asset category is as follows:

	Percentage of
	Plan Assets at December 31,
	2004	2003
Asset Category
Equity securities	64.4%	67.0%
Debt securities	31.8%	32.9%
Other	3.8%	.1%

Total	100.0%	100.0%

Supplemental Benefit Plans

        The Corporation maintains a non-tax qualified, unfunded Supplemental Executive Retirement Plan (SERP) for certain of its executives to supplement the benefit those executives will receive under the Corporation's 401(k) plan and defined benefit plans. The agreements provide for fixed lifetime benefits up to 70% of the executives' final compensation commencing at their normal retirement age of 65. The agreements terminate upon the executives' termination of employment with the Corporation. The agreements also provide for survivor and certain other benefits. The Corporation's liability under these agreements is being accrued over the participants' remaining service period. The accrued benefit obligation as of December 31, 2004 and 2003 was $4.7 million and $4.7 million, respectively.

Defined Contribution Plan

        The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Corporation matches 50% of pre-tax employee contributions up to a maximum of 3%. Contributions charged to earnings were $514,000, $471,000 and $519,000 for 2004, 2003 and 2002, respectively.

Note 12—Stock Dividend/Split

        The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes. As of December 31, 2004, the maximum number of shares that may yet be purchased under the plan is 188,567.

        On September 15, 2004, the Corporation paid a five percent stock dividend on its common stock to shareholders of record as of August 30, 2004.

        On September 15, 2003, the Corporation paid a five-for-four common stock split to shareholders of record as of September 2, 2003.

        On September 16, 2002, the Corporation paid a five percent stock dividend on its common stock to shareholders of record as of September 3, 2002.

        All prior period amounts in the consolidated financial statements and footnotes have been restated to reflect these stock dividends/splits.

Note 13—Stock Options

        The Corporation has five shareholder approved fixed stock option plans that are maintained to advance the development, growth and financial condition of the Corporation as described below. Additionally, in connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. All share information has been adjusted to reflect stock dividends and splits. For additional information on the accounting for stock based compensation plans and pro-forma disclosures, see Note 1, "Significant Accounting Policies—Stock Based Compensation."

        1998 Independent Directors Stock Option Plan:    This plan provides that shares of the Corporation's stock be issued to non-employee directors. During 2004, there were 38,591 shares granted under the plan. As of December 31, 2004, a total of 86,241 shares remained available for grant under the plan. At December 31, 2004, there were 238,391 options outstanding under the plan.

        1993 Stock Incentive Plan:    This plan provides that shares of the Corporation's common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. No stock options remain available for grant under the 1993 Stock Incentive Plan. At December 31, 2004, there were 80,011 options outstanding under the plan.

        1998 Stock Incentive Plan:    This plan provides that shares of the Corporation's common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. At December 31, 2004, a total of 90,214 stock options remain available for grant under the plan. During 2004, 143,963 stock options were granted. At December 31, 2004, there were 1,197,420 options outstanding under the plan.

        2004 Omnibus Stock Incentive:    This plan provides that shares of the Corporation's common stock be issued to certain employees and/or directors of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. No shares have been granted under the 2004 Omnibus Stock Incentive Plan. 1,050,000 stock options were allocated and remain available for grant.

        Millennium Stock Compensation Program Converted to Harleysville Stock Options:    In connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to pro-ration parameters outlined in the merger agreement. 297,787 stock options were assumed on the effective date of the merger. Since the effective date, 118,574 stock options have been exercised. A total of 179,213 stock options remain outstanding under the program. No further stock options may be granted under the program.

        The following table presents a summary of the status of all stock option plans at December 31, 2004, 2003 and 2002, and the changes during the years then ended. The number of options and option prices have been adjusted to reflect stock dividends and splits.

	Shares Under Option	Weighted-Average Exercise Price
Balance 1/1/02	1,822,149	$10.28
Granted	53,091	17.26
Exercised	(128,804)	9.78
Cancelled	(4,961)	10.07

Balance 12/31/02	1,741,475	$10.53

Options exercisable at 12/31/02	985,409	$10.75

Balance 1/1/03	1,741,475	$10.53
Granted	172,200	27.52
Exercised	(191,897)	10.08
Cancelled	(820)	10.07

Balance 12/31/03	1,720,958	$12.28

Options exercisable at 12/31/03	1,099,605	$11.18

Balance 1/1/04	1,720,958	$12.28
Granted	182,554	27.41
Options from Millennium Bank acquisition (see note 2)	297,787	11.86
Exercised	(432,283)	10.91
Cancelled	(73,981)	11.93

Balance 12/31/04	1,695,035	$14.20

Options exercisable at 12/31/04	1,300,602	$13.40

        The weighted average fair value of options granted during 2004, 2003 and 2002 were $7.48, $8.26 and $4.45, respectively.

        The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options as of December 31, 2004
	Options Outstanding			Options Exercisable
Range of Exercise price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$9.05—$12.07	1,184,057	5.4 Years	$10.28	966,170	$10.33
12.07—15.09	110,608	6.6 Years	$13.29	77,764	$13.44
15.09—18.11	44,298	6.3 Years	$16.64	44,298	$16.64
18.11—21.13	51,716	8.0 Years	$19.50	51,716	$19.50
21.13—24.14	5,250	9.6 Years	$23.85	—	$—
24.14—27.16	87,000	9.9 Years	$27.02	—	$—
27.16—30.18	212,106	9.0 Years	$29.25	160,654	$28.95

	1,695,035	6.3 Years	$14.20	1,300,602	$13.40

Note 14—Earnings Per Share

        The calculation of basic earnings per share and diluted earnings per share is presented below. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Note 1 of the consolidated financial statements for a discussion on the calculation of earnings per share.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except number of shares and per share data)
Basic earnings per share
Net income available to common shareholders	$38,567	$35,333	$32,927
Weighted average common shares outstanding	25,855,230	24,995,054	25,097,334
Basic earnings per share	$1.49	$1.41	$1.31
Diluted earnings per share
Net income available to common shareholders and assumed conversions	$38,567	$35,333	$32,927
Weighted average common shares outstanding	25,855,230	24,995,054	25,097,334
Dilutive potential common shares(1),(2)	870,950	860,212	759,555

Total diluted weighted average common shares outstanding	26,726,180	25,855,266	25,856,889
Diluted earnings per share	$1.44	$1.37	$1.27

(1)
Includes incremental shares from assumed conversions of stock options.

(2)
For 2004, 2003, and 2002, options to purchase 299,106, 128,100 and 13,125 shares of common stock at $28.60, $30.18, and $18.61 per share, respectively have been excluded in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

Note 15—Comprehensive Income

        The components of other comprehensive income (loss) are as follows:

For the year ended December 31, 2004	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(Dollars in thousands)
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(7,350)	$2,573	$(4,777)
Less reclassification adjustment for net gains realized in net income	3,689	(1,291)	2,398

Net unrealized losses	(11,039)	3,864	(7,175)
Change in minimum pension liability	459	—	459
Change in fair value of derivatives used for cash flow hedges	(214)	75	(139)

Other comprehensive loss, net	$(10,794)	$3,939	$(6,855)

For the year ended December 31, 2003	Before tax amount	Tax Expense	Net of tax amount
	(Dollars in thousands)
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$8,839	$(3,094)	$5,745
Less reclassification adjustment for net gains realized in net income	6,613	(2,315)	4,298

Net unrealized gains	2,226	(779)	1,447
Change in minimum pension liability	(459)	—	(459)
Change in fair value of derivatives used for cash flow hedges	266	(93)	173

Other comprehensive income, net	$2,033	$(872)	$1,161

For the year ended December 31, 2002	Before tax amount	Tax Expense	Net of tax amount
	(Dollars in thousands)
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$7,171	$(2,508)	$4,663
Less reclassification adjustment for net gains realized in net income	3,475	(1,215)	2,260

Other comprehensive income, net	$3,696	$(1,293)	$2,403

Note 16—Commitments and Contingent Liabilities

Lease Commitments

        Lease commitments for equipment and banking locations expire intermittently over the years through 2036. Most banking location leases require the lessor to pay insurance, maintenance costs, and property taxes. Approximate minimum rental commitments for non-cancelable operating leases at December 31, 2004, are as follows:

Minimum Lease Payments
(Dollars in thousands)
For the year ending:
2005	$2,248
2006	1,653
2007	1,636
2008	1,422
2009	1,259
Thereafter	7,399

Total	$15,617

        Total rent expense amounted to $2.2 million, $2.1 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Note 17—Financial Instruments with Off-Balance Sheet Risk

        The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amounts of those instruments. The Bank uses the same stringent credit policies in extending these commitments as they do for recorded financial instruments and controls exposure to loss through credit approval and monitoring procedures. These commitments are generally issued for one year or less, often expire without being drawn upon, and often are secured with appropriate collateral.

        The Bank offers commercial, mortgage and consumer credit products to their customers in the normal course of business. These products represent a diversified credit portfolio and are generally issued to borrowers within the Bank's branch office systems in eastern Pennsylvania. The ability of the customers to repay their credits is, to some extent, dependent upon the economy in the Bank's market areas.

        Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	Total Amount Committed at December 31,
Commitments
	2004	2003
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$660,238	$489,186
Standby letters of credit and financial guarantees written	17,217	13,644
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	45,000	45,000

        Standby letters of credit expire as follows: $13.5 million in one year or less, $3.6 million after one year through three years, and $50,000 after three years through five years. The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more market-driven floating rate typical of the prime rate in order for the Bank to recognize a more even interest rate spread on this business segment. This strategy will cause the Bank to recognize, in a rising rate environment, a lower overall interest rate spread than it otherwise would have without the swaps in effect. Likewise, in a falling rate environment, the Bank will recognize a larger interest rate spread than it otherwise would have without the swaps in effect.

        The Bank also had commitments with customers to extend mortgage loans at a specified rate at December 31, 2004 and 2003 of $5.1 million and $1.4 million, respectively and commitments to sell mortgage loans at a specified rate at December 31, 2004 and 2003 of $2.2 million and $1.4 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At December 31, 2004 and 2003, the fair values of the loan commitments were $5,000 and $29,000, respectively, which were recorded as other income.

        During December 2004, the Bank sold lease financing receivables of $9.1 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure related to the sold leases is $2.0 million. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value.

Note 18—Regulatory Capital

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Actual
As of December 31, 2004
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$280,055	12.21%	$183,436	8.00%	$229,295	—
Harleysville National Bank	240,695	10.60%	181,647	8.00%	227,059	10%
Tier 1 Capital (to risk weighted assets):
Corporation	260,480	11.36%	91,718	4.00%	137,577	—
Harleysville National Bank	222,140	9.78%	90,823	4.00%	136,235	6%
Tier 1 Capital (to average assets):
Corporation	260,480	8.91%	116,950	4.00%	146,187	—
Harleysville National Bank	222,140	7.70%	115,439	4.00%	144,299	5%
			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Actual
As of December 31, 2003
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$242,363	13.73%	$141,260	8.00%	$—	—
Harleysville National Bank	148,666	11.44%	104,001	8.00%	130,002	10.00%
Citizens National Bank(1)	39,397	13.07%	24,108	8.00%	30,135	10.00%
Security National Bank(1)	18,511	12.56%	11,789	8.00%	14,736	10.00%
Tier 1 Capital (to risk weighted assets):
Corporation	$223,613	12.66%	$70,630	4.00%	$—	—
Harleysville National Bank	137,756	10.60%	52,001	4.00%	78,001	6.00%
Citizens National Bank(1)	35,630	11.82%	12,054	4.00%	18,081	6.00%
Security National Bank(1)	16,666	11.31%	5,895	4.00%	8,842	6.00%
Tier 1 Capital (to average assets):
Corporation	$223,613	8.79%	$101,731	4.00%	$—	—
Harleysville National Bank	137,756	7.45%	73,989	4.00%	92,486	5.00%
Citizens National Bank(1)	35,630	7.49%	19,033	4.00%	23,791	5.00%
Security National Bank(1)	16,666	7.90%	8,435	4.00%	10,544	5.00%

(1)
At March 26, 2004, the charters of the Corporation's subsidiary banks, Security National Bank and Citizens National Bank, were combined into the largest subsidiary, Harleysville National Bank.

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital to risk-weighted assets. Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that have occurred that management believes have changed the Bank's category.

        The National Banking Laws require the approval of the Office of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceed the net profits of the bank (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank may declare dividends in 2005 of approximately $39.8 million plus an amount equal to the net profits of the Bank in 2005 up to the date of any such dividend declaration.

        Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances that a subsidiary bank can make to an affiliate at any time to 10% and in the aggregate, 20% of the Bank's capital stock and surplus. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof. At December 31, 2004, the Bank did not engage in any material transactions with affiliates.

Note 19—Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Corporation had to use significant estimates and present value calculations to prepare this disclosure.

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

        Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at December 31, 2004 and 2003 are outlined as follows:

Short-term financial instruments

        The carrying value of short-term financial instruments including cash and due from banks, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits in banks and other short-term investments and borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities with interest rates that approximate market rates.

Investment securities

        The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

Loans

        The loan portfolio, net of unearned income, has been valued using a present value discounted cash flow analysis where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Deposits

        The estimated fair values of demand deposits (i.e., interest and noninterest-bearing checking accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. The fair value for deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying amount of accrued interest receivable and payable approximates fair value.

Long-term borrowings and subordinated debt

        The amounts assigned to long-term borrowings and subordinated debt was based on quoted market prices, when available, or were based on discounted cash flow calculations using prevailing market interest rates for debt of similar terms.

Off-balance sheet instruments

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

        The fair value of interest rate swaps are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of the interest rate swap agreements are $53,000 at December 31, 2004 and $173,000 at December 31, 2003.

The carrying and fair values of certain financial instruments were as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Investment securities	$943,563	$944,436	$924,874	$926,367
Loans, net	1,845,802	1,824,984	1,408,391	1,425,005
Time deposits	637,385	639,822	673,059	687,373
Long-term borrowings and subordinated debt	298,524	300,858	177,750	203,353
Bank-owned life insurance	52,109	52,109	50,693	50,693

Note 20—Parent-Company Only Financial Information

        Condensed financial statements of Harleysville National Corporation follow:

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands)
Assets
Cash	$3,456	$1,910
Investments in subsidiaries	291,126	229,923
Other investments	774	—
Other assets	1,578	308

Total assets	$296,934	$232,141

Liabilities and shareholders' equity
Subordinated debt	25,774	—
Guaranteed preferred beneficial interest in Corporation's subordinated debentures	—	$5,000
Other liabilities	628	88

Total liabilities	26,402	5,088
Shareholders' equity	270,532	227,053

Total liabilities and shareholders' equity	$296.934	$232,141

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Dividends from subsidiaries	$18,575	$16,566	$19,879
Investment income	29	16	16

Total income	18,604	16,582	19,895

Interest on subordinated debt	1,249	517	517
Noninterest expense	23	9	10

Total expense	1,272	526	527

Income before income tax benefit and equity in undistributed net income of subsidiaries	17,332	16,056	19,368
Income tax benefit	(426)	(179)	(179)

Income before equity in undistributed net income of subsidiaries	17,758	16,235	19,547
Equity in undistributed net income of subsidiaries	20,809	19,098	13,380

Net income	$38,567	$35,333	$32,927

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Operating activities:
Net income	$38,567	$35,333	$32,927
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(20,809)	(19,098)	(13,380)
Net (increase) decrease in assets	(1,115)	(172)	8
Net increase (decrease) in other liabilities	540	(537)	23
Other, net	(693)	6	6

Net cash provided by operating activities	16,490	15,532	19,584

Investing activities:
Net cash paid due to acquisition	(18,403)	—	—
Capital contributions made to the subsidiaries	—	—	(600)

Net cash used in investing activities	(18,403)	—	(600)
Financing activities:
Advances of long-term subordinated debt	20,619	—	—
Cash dividends	(18,575)	(15,566)	(13,479)
Repurchase of common stock	(3,815)	(2,271)	(6,244)
Proceeds from the exercise of stock options	5,243	2,197	1,260
Other, net	(13)	(13)	(16)

Net cash provided by (used in) financing activities	3,459	(15,653)	(18,479)

Net increase (decrease) in cash	1,546	(121)	505
Cash and cash equivalents at beginning of year	1,910	2,031	1,526

Cash and cash equivalents at end of year	$3,456	$1,910	$2,031

Accountants and Business Advisors

Report of Independent Registered Public Accounting Firm

Board of Directors
Harleysville National Corporation

        We have audited the accompanying consolidated balance sheets of Harleysville National Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harleysville National Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harleysville National Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2005 expressed an unqualified opinion on management's assessment and an adverse opinion on internal control effectiveness due to the effects of a material weakness identified in management's assessment process.

Philadelphia, Pennsylvania
March 9, 2005

Suite 3100
Two Commerce Square
2001 Market Street
Philadelphia, PA 19103-7080
 T 215.561.4200
 F 215.561.1066
 W www.grantthorton.com

Grant Thornton, LLP
US Member of Grant Thornton International

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.    Controls and Procedures

  (i)    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

        During the second quarter of 2004, management uncovered a defalcation in the pre-tax amount of $699,000. The Corporation determined the defalcation was the result of unauthorized activities by an officer of the Bank who was immediately terminated. Restitution has been made in full. The appropriate regulatory and governmental authorities were notified in a timely manner.

        The Corporation has conducted a review of its controls and procedures, which has resulted in certain changes related to processing of employee personal accounts, account reconciliation procedures, and approvals related thereto. The Office of the Comptroller of the Currency (OCC) has also conducted a preliminary review in connection with the defalcation noted above and identified certain weaknesses in the Bank's internal controls and procedures. They suggested certain corrective actions which the Bank has responded to in order to reduce the potential for internal fraud.

  (ii)    Management's Report on Internal Control Over Financial Reporting

        Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Corporation's principal executive and principal financial officers and effected by the Corporation's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect of the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

        Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. Management's assessment identified the following material weakness in the Corporation's internal control over financial reporting:

  •
  Ineffective controls over employee access to the computer system which were identified in the areas of general ledger, deposits, loans, the Bank's Automated Clearing House, and central information files. As a result of this deficiency, management has performed a thorough review of activity processed on these systems and found no evidence of inappropriate actions due to this deficiency.

        In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2004, the Corporation's internal control over financial reporting was not effective.

Post year-end remediation to address the material weakness is as follows:

  •
  Access control issues relative to general ledger, deposits, loans, the Bank's Automated Clearing House, and central information files, have been remediated through adjustment of menu options and/or access rights. Additional control procedures and related documentation requirements will be put in place during the first quarter of 2005.

        The Corporation's independent registered Public Accounting Firm has issued an audit report on management's assessment of the Corporation's internal control over financial reporting. This report appears herein on page 76.

        There have been no changes in the Corporation's internal control over financial reporting during the most recent fiscal year that have materially affected, or reasonably likely to materially affect, the Corporation's internal control over financial reporting except as disclosed in item 9A(i) on page 75 herein.

  (iii)    Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Harleysville National Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weakness identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harleysville National Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. There were ineffective controls over employee access to the computer system which were identified in the areas of general ledger, deposits, loans, customer information files, and the Bank's Automated Clearing House. The purpose of these controls is to ensure proper segregation of duties within the identified functional areas. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 9, 2005 on those financial statements.

        In our opinion, management's assessment that Harleysville National Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Harleysville National Corporation has not maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville National Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion on those financial statements.

        We do not express an opinion or any other form of assurance on management's statement referring to post year-end remediation to address the material weaknesses.

Philadelphia, Pennsylvania
March 9, 2005

PART III

Item 10.    Directors and Executive Officers of Registrant

        The Corporation has adopted a Code of Ethics for directors, officers and employees of the corporation. It is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

        The SEC recently adopted a rule requiring disclosure concerning the presence of at least one "audit committee financial expert" on the Audit Committee. During 2004, Walter R. Bateman, II was the committee's independent financial expert, as defined by SEC regulations, and chaired the committee.

        Additional information regarding directors and executives is included under the following captions in the Corporation's proxy statement relating to its 2005 annual meeting of shareholders (the "2005 Proxy Statement") and is incorporated herein by reference:

"Directors"
"Executive Officers"
"Executive Compensation and Plan Information—Executive Employment Agreements"
"Corporate Governance"
"Meetings and Committees of the Board of Directors"
"Section 16(a) Beneficial Ownership Reporting Compliance"

        In addition, the Corporation makes available on www.hncbank.com (under "Investor Information—Corporate Governance") the following: 1) Audit Committee Charter, 2) Code of Ethics, 3) Whistleblower Policy and 4) Nominating Committee Charter.

Item 11.    Executive Compensation

        Information regarding executive compensation included under the following captions in the 2005 Proxy Statement is incorporated herein by reference:

"Directors"
"Meetings and Committees of the Board of Directors"
"Compensation of Directors"
"Executive Compensation and Plan Information"

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information included under the captions, "Equity Compensation Plan Information" and "Beneficial Ownership," in the 2005 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information included in Part II, Item 8, Footnote 5 "Loans" of this Report on Form 10-K is incorporated herein by reference.

        Information included under the caption, "Executive Compensation and Plan Information—Certain Transactions," in the 2005 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information included under the caption, "Independent Registered Public Accounting Firm," in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as part of this report (see Part II, Item 8, "Financial Statements and Supplementary Data"):

(1)
Financial Statements:

(a)
Consolidated Balance Sheets at December 31, 2004 and 2003
(b)
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
(c)
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002
(d)
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
(e)
Notes to Consolidated Financial Statements
(f)
Report of Independent Registered Public Accounting firm

(2)
Financial Statement Schedules are not applicable

(3)
The exhibits filed as part of this Report on Form 10-K and exhibits incorporated herein by reference to other documents are listed as follows:

Exhibits

Exhibit No.	Description of Exhibits
(3.1)	Harleysville National Corporation Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)
(3.2)
Harleysville National Corporation Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement No. 333-111709 on Amendment No. 1 to Form S-4, as filed on February 6, 2004.)
(10.1)
Employment Agreement by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and David E. Sparks, dated as of October 15, 2003. (Incorporated by reference to Appendix A to the proxy statement/prospectus on the Corporation's Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)
(10.2)
Complete Settlement Agreement and General Release by and between David E. Sparks, Harleysville National Corporation and Harleysville National Bank (incorporated by reference to Exhibit 99.2 to the Corporation's current report on Form 8-K, as filed on June 22, 2004.)
(10.3)
Amendment to Employment Agreement by and among David R. Kotok, Millennium Bank, Cumberland Advisors, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company dated October 15, 2003 (incorporated by reference to Appendix "A" to the proxy statement/prospectus on the Corporation's Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)
(10.4)
Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement No. 33-69784 on Form S-8, filed with the Commission on October 1, 1993.)

(10.5)
Harleysville National Corporation Stock Bonus Plan. (Incorporated by reference to Exhibit 99A of Registrant's Registration Statement No. 333-17813 on Form S-8, filed with the Commission on December 13, 1996.)
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
(10.8)
Consulting Agreement and General Release dated November 12, 2004 between Walter E. Daller, Jr., Harleysville National Corporation and Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on November 16, 2004.)
(10.9)
Employment Agreement dated October 26, 1998 by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1999.)
(10.10)	Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by reference to Registrant's Registration Statement No. 333-79971 on Form S-8, filed with the Commission on June 4, 1999.)
(10.11)
Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by reference to Registrant's Registration Statement No. 333-79973 on Form S-8, filed with the Commission on June 4, 1999.)
(10.12)
Employment Agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)
(10.13)
Employment Agreement effective April 1, 2005 between Michael B. High, the current Executive Vice President and Chief Financial Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on November 16, 2004.)
(10.14)
Supplemental Executive Retirement Benefit Agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)
(10.15)
Employment Agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)
(10.16)
Employment Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2004.)

(10.17)
Supplemental Executive Retirement Benefit Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2004.)
(10.18)
Employment Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on September 29, 2004.)
(10.19)
Supplemental Executive Retirement Benefit Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on September 29, 2004.)
(10.20)
Employment Agreement effective January 1, 2005 between Gregg J. Wagner, the current t President and Chief Operating Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on November 16, 2004.)
(10.21)
Harleysville National Corporation 2004 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit 4 of Registrant's Registration Statement No. 333-116183 on Form S-8, filed with the Commission on June 4, 2004).
(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, Footnote 14, "Earnings Per Share," of this Report on Form 10-K
(21)	Subsidiaries of Registrant
(23)	Consent of Grant Thornton LLP, Independent Registered Public Accounting firm
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
During the quarter ended December 31, 2004, the Registrant filed a Form 8-K containing the following:

        On November 15, 2004, the Corporation filed a Current Report on Form 8-K announcing the 4th quarter dividend and a special cash dividend.

        On November 16, 2004, the Corporation filed a Current Report on Form 8-K announcing executive changes and the retirement of Walter E. Daller, Jr. as President and Chief Executive Officer of Harleysville National Corporation

        On December 17, 2004, the Corporation filed a Current Report on Form 8-K, announcing the sale of its McAdoo, Pennsylvania branch to The Legacy Bank.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEYSVILLE NATIONAL CORPORATION
By:	/s/ WALTER E. DALLER, JR. Walter E. Daller, Jr. Chief Executive Officer

Date: March 3, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. BATEMAN, II Walter R. Bateman, II	Director	March 3, 2005
/s/ LEEANN BERGEY LeeAnn Bergey	Director	March 3, 2005
/s/ WALTER E. DALLER, JR. Walter E. Daller, Jr.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2005
/s/ HAROLD A. HERR Harold A. Herr	Director	March 3, 2005
/s/ MICHAEL B. HIGH Michael B. High	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2005
/s/ STEPHANIE S. MITCHELL Stephanie S. Mitchell	Director	March 3, 2005
/s/ THOMAS C. LEAMER Thomas C. Leamer	Director	March 3, 2005

/s/ VINCENT P. SMALL, JR. Vincent P. Small, Jr.	Director	March 3, 2005
/s/ DEMETRA M. TAKES Demetra M. Takes	Director and Executive Vice President	March 3, 2005
/s/ GREGG J WAGNER Gregg J. Wagner	President, Chief Operating Officer and Director	March 3, 2005
/s/ JAMES A. WIMMER James A. Wimmer	Director	March 3, 2005
/s/ WILLIAM M. YOCUM William M. Yocum	Director	March 3, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
(3.1)	Harleysville National Corporation Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)
(3.2)
Harleysville National Corporation Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement No. 333-111709 on Amendment No. 1 to Form S-4, as filed on February 6, 2004.)
(10.1)
Employment Agreement by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and David E. Sparks, dated as of October 15, 2003. (Incorporated by reference to Appendix A to the proxy statement/prospectus on the Corporation's Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)
(10.2)
Complete Settlement Agreement and General Release by and between David E. Sparks, Harleysville National Corporation and Harleysville National Bank (incorporated by reference to Exhibit 99.2 to the Corporation's current report on Form 8-K, as filed on June 22, 2004.)
(10.3)
Amendment to Employment Agreement by and among David R. Kotok, Millennium Bank, Cumberland Advisors, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company dated October 15, 2003 (incorporated by reference to Appendix "A" to the proxy statement/prospectus on the Corporation's Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)
(10.4)
Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement No. 33-69784 on Form S-8, filed with the Commission on October 1, 1993.)
(10.5)
Harleysville National Corporation Stock Bonus Plan. (Incorporated by reference to Exhibit 99A of Registrant's Registration Statement No. 333-17813 on Form S-8, filed with the Commission on December 13, 1996.)
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
(10.8)
Consulting Agreement and General Release dated November 12, 2004 between Walter E. Daller, Jr., Harleysville National Corporation and Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on November 16, 2004.)
(10.9)
Employment Agreement dated October 26, 1998 by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.10)	Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by reference to Registrant's Registration Statement No. 333-79971 on Form S-8, filed with the Commission on June 4, 1999.)
(10.11)
Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by reference to Registrant's Registration Statement No. 333-79973 on Form S-8, filed with the Commission on June 4, 1999.)
(10.12)
Employment Agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)
(10.13)
Employment Agreement effective April 1, 2005 between Michael B. High, the current Executive Vice President and Chief Financial Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on November 16, 2004.)
(10.14)
Supplemental Executive Retirement Benefit Agreement dated February 23, 2004 between Michael B. High, Executive Vice President & Chief Financial Officer and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)
(10.15)
Employment Agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)
(10.16)
Employment Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2004.)
(10.17)
Supplemental Executive Retirement Benefit Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on August 25, 2004.)
(10.18)
Employment Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on September 29, 2004.)
(10.19)
Supplemental Executive Retirement Benefit Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on September 29, 2004.)
(10.20)
Employment Agreement effective January 1, 2005 between Gregg J. Wagner, the current President and Chief Operating Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant's Current Report on Form 8-K, filed with the Commission on November 16, 2004.)
(10.21)
Harleysville National Corporation 2004 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit 4 of Registrant's Registration Statement No. 333-116183 on Form S-8, filed with the Commission on June 4, 2004).

(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, "Earnings Per Share" of this Report on Form 10K
(21)	Subsidiaries of Registrant
(23)	Consent of Grant Thornton LLP, Independent Registered Public Accounting firm
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
HARLEYSVILLE NATIONAL CORPORATION
FORM 10-K
INDEX
Forward-Looking Statements
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF INCOME
CONDENSED STATEMENTS OF CASH FLOWS
Report of Independent Registered Public Accounting Firm
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Exhibits
SIGNATURES
EXHIBIT INDEX