Form 10-Q
period 2005-03-31
HARLEYSVILLE NATIONAL CORP
filed 2005-05-06
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,243,722 shares of Common Stock, $1.00 par value, outstanding on May 4, 2005.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)	March 31, 2005	December 31, 2004

Assets
Cash and due from banks	$52,731	$50,699
Federal funds sold and securities purchased under agreements to resell	42,000	52,000
Interest-bearing deposits in banks	2,936	4,291
Total cash and cash equivalents	97,667	106,990
Residential mortgage loans held for sale	2,898	1,236
Investment securities available for sale	843,427	874,732
Investment securities held to maturity	63,952	68,831
(market value $64,310 and $69,704, respectively)
Total loans and leases	1,862,743	1,844,566
Less: Allowance for loan losses	(18,724)	(18,455)
Net loans	1,844,019	1,826,111
Premises and equipment, net	27,003	26,963
Accrued interest receivable	12,958	12,089
Net assets in foreclosure	411	370
Goodwill	32,548	32,548
Intangible assets, net	4,243	4,168
Bank-owned life insurance	52,593	52,109
Other assets	20,853	18,368
Total assets	$3,002,572	$3,024,515
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$332,525	$333,516
Interest-bearing:
Checking accounts	352,132	305,584
Money market accounts	679,872	713,039
Savings	222,553	223,039
Time, under $100,000	523,782	508,010
Time, $100,000 or greater	126,703	129,375
Total deposits	2,237,567	2,212,563
Federal funds purchased and securities sold under agreements to repurchase	137,936	142,445
Other short-term borrowings	1,675	47,213
Long-term borrowings	272,750	272,750
Accrued interest payable	27,998	26,613
Subordinated debt	25,774	25,774
Other liabilities	30,148	26,625
Total liabilities	2,733,848	2,753,983
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	-	-
Common stock, par value $1 per share; authorized 75,000,000
Shares; issued 27,413,811 shares at March 31, 2005 and
27,319,988 shares at December 31, 2004	27,414	27,320
Additional paid in capital	162,370	160,039
Retained earnings	104,172	99,730
Accumulated other comprehensive income (loss)	(4,299)	1,243
Treasury stock, at cost: 1,173,234 shares at March 31, 2005 and
1,042,734 shares at December 31, 2004	(20,933)	(17,800)
Total shareholders' equity	268,724	270,532
Total liabilities and shareholders' equity	$3,002,572	$3,024,515
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
(Dollars in thousands, except weighted average number of common	March 31,
Shares and per share information)	2005	2004

Interest Income:
Loans, including fees	$25,537	$19,496
Lease financing	649	1,305
Investment securities:
Taxable	6,054	5,521
Exempt from federal taxes	2,763	2,763
Federal funds sold and securities purchased under agreements to resell	245	74
Deposits in banks	24	14
Total interest income	35,272	29,173

Interest Expense:
Savings deposits	4,280	1,727
Time, under $100,000	4,434	4,324
Time, $100,000 or greater	873	790
Short-term borrowings	814	116
Long-term borrowings	3,201	1,986
Total interest expense	13,602	8,943

Net interest income	21,670	20,230
Provision for loan losses	750	489
Net interest income after provision for loan losses	20,920	19,741

Noninterest Income:
Service charges	1,957	1,925
Gain on sales in investment securities, net	923	900
Trust, investment services and advisory income	1,929	1,121
Bank-owned life insurance income	493	611
Other income	1,641	1,226
Total noninterest income	6,943	5,783
Net interest income after provision for loan losses and
noninterest income	27,863	25,524

Noninterest Expense:
Salaries, wages and employee benefits	9,500	8,277
Occupancy	1,391	1,084
Furniture and equipment	1,373	1,258
Other expense	3,239	3,198
Total noninterest expense	15,503	13,817

Income before income tax expense	12,360	11,707
Income tax expense	3,195	2,800
Net income	$9,165	$8,907

Net income per share information:
Basic	$0.35	$0.35
Diluted	$0.34	$0.34
Cash dividends per share	$0.18	$0.16
Weighted average number of common shares:
Basic	26,247,137	25,128,032
Diluted	26,967,759	26,033,205

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Three Months Ended March 31, 2005

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss )	Stock	Total	Income (Loss	)

Balance, January 1, 2005	27,320	(1,043)	$27,320	$160,039	$99,730	$1,243	$(17,800)	$270,532
Issuance of stock for stock options and tax benefits	94	-	94	2,331	-	-	-	2,425
Net income	-	-	-	-	9,165	-	-	9,165	$9,165
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(5,542)	-	(5,542)	(5,542)
Purchases of treasury stock	-	(131)	-	-	-	-	(3,133)	(3,133)
Cash dividends	-	-	-	-	(4,723)	-	-	(4,723)
Comprehensive income									$3,623
Balance, March 31, 2005	27,414	(1,174)	$27,414	$162,370	$104,172	$(4,299)	$(20,933)	$268,724

Three Months Ended March 31, 2004

						Accumulated
	Common Stock	Treasury Stock		Additional		Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income	Stock	Total	Income

Balance, January 1, 2004	24,668	(823)	$24,668	$98,646	$109,502	$8,098	$(13,861)	$227,053
Issuance of stock for stock options and tax benefits	144	-	144	2,182	-	-	-	2,326
Net income	-	-	-	-	8,907	-	-	8,907	$8,907
Other comprehensive income, net of reclassifications and tax	-	-	-	-	-	3,752	-	3,752	3,752
Cash dividends	-	-	-	-	(4,074)	-	-	(4,074)
Comprehensive income									$12,659
Balance, March 31, 2004	24,812	(823)	$24,812	$100,828	$114,335	$11,850	$(13,861)	$237,964

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
(Dollars in thousands)	March 31,
	2005	2004
Operating Activities:
Net income	$9,165	$8,907
Adjustments to reconcile net income to
Net cash provided by operating activities:
Provision for loan losses	750	489
Depreciation and amortization	883	875
Net amortization of investment securities discounts/premiums	1,448	974
Deferred income benefit	(896)	(733)
Gains on sales of investment securities, net	(923)	(900)
Net increase in accrued interest receivable	(869)	(188)
Net increase in accrued interest payable	1,385	1,419
Net (increase) decrease in other assets	204	(2,748)
Net increase in other liabilities	4,722	4,360
Net cash provided by operating activities	15,869	12,455
Investing Activities:
Proceeds from sales of investment securities available for sale	124,955	593,295
Proceeds, maturity or calls of investment securities held to maturity	4,872	1,000
Proceeds, maturity or calls of investment securities available for sale	33,800	55,727
Purchases of investment securities available for sale	(136,586)	(668,269)
Net increase in loans	(20,427)	(20,790)
Net increase in premises and equipment	(914)	(1,526)
Net increase in bank-owned life insurance	(484)	(612)
Proceeds from sales of other real estate	66	769
Net cash provided by (used) in investing activities	5,282	(40,406)
Financing Activities:
Net increase (decrease) in deposits	25,004	(10,559)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(4,509)	3,267
Decrease in short-term borrowings	(45,538)	—
Advances of long-term subordinated debt	—	20,619
Cash dividends	(4,723)	(4,074)
Repurchase of common stock	(3,133)	—
Proceeds from the exercise of stock options	2,425	2,326
Net cash provided by (used in) financing activities	(30,474)	11,579
Net decrease in cash and cash equivalents	(9,323)	(16,372)
Cash and cash equivalents at beginning of period	106,990	94,856
Cash and cash equivalents at end of the period	$97,667	$78,484

Cash paid during the period for:
Interest	$12,328	$7,524
Income taxes	$2,052	$—
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$138	$257

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries - Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of March 31, 2005, the results of its operations for the three month periods, ended March 31, 2005 and 2004 and the cash flows for the three month periods, ended March 31, 2005 and 2004. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2004 Annual Report on Form 10-K. The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.

Intangible Assets

Amortization and valuation adjustments of core deposit intangibles and other intangible assets was $9,000 and $211,000 for the three months ended March 31, 2005 and 2004, respectively.

Stock Based Compensation

The Corporation follows Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The Corporation has chosen an alternative permitted by the standard to continue accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 has been applied.

      The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,444,772 shares of common stock to key employees and directors. At March 31, 2005, 2,242,732 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at March 31, 2005, the Corporation has an additional 297,787 granted stock options, which were converted into the Corporation’s options as a result of the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $10.20 to $15.22, at March 31, 2005, except for 32,844 non-qualified stock options, which are performance based and exercisable at $12.94 per share after December 31, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants at March 31, 2005 and March 31, 2004, respectively: dividend yield of 2.83% and 2.37%; expected volatility of 29.38% and 28.89%; risk-free interest rate of 4.06% and 3.55%; and an expected life of 7.06 years and 7.20 years. The options converted as a result of the Millennium Bank acquisition have been excluded from the valuation since they have been included in goodwill under the purchase method of accounting.

Note 1 - Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31,
	2005	2004
Net Income
As reported	$9,165	$8,907
Less: Stock-based compensation cost determined
under fair value method for all awards	200	320
Proforma	$8,965	$8,587

Earnings per share (Basic) (1)
As reported	$.35	$.35
Proforma	$.34	$.34

Earnings per share (Diluted) (1)
As reported	$.34	$.34
Proforma	$.33	$.33

(1)	Restated for five percent stock dividend paid on September 15, 2004.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)). FAS 123(R) replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award will generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. FAS 123(R) will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25. In April 2005, the Securities and Exchange Commission adopted a new rule amending Regulation S-X to amend the date for compliance with FAS 123(R). Under FAS 123(R), registrants would have been required to apply the provisions of FAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005, or after December 15, 2005 for small business issuers. The Commission’s new rule allows registrants to implement FAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, or after December 15, 2005 for small business issuers. The Corporation is currently evaluating this statement and its effects on its results of operations.

For additional information on other significant accounting policies, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report on Form 10-K.

Note 2 - Acquisition

On April 30, 2004, the Corporation completed its acquisition of Millennium Bank which was merged with and into Harleysville National Bank. Millennium Bank was based in Malvern, Pennsylvania with four banking offices, specializing in commercial lending and client relationship banking along with the wealth management unit, Cumberland Advisors, Inc. Millennium Bank’s results of operations are included in the Corporation’s results beginning April 30, 2004 through March 31, 2005.

The aggregate purchase price was $52.8 million in cash and stock which included $5.5 million in expenses associated with the acquisition. The Corporation acquired 100% of the outstanding shares of Millennium Bank. Millennium Bank shares of 1,511,624 were exchanged at a conversion ratio of ..6256 (.65688 restated*) for 945,672 (992,956 restated*) common shares of the Corporation’s common stock and Millennium Bank shares of 1,008,050 were exchanged for cash consideration of $16.1 million. Millennium Bank options of 302,250 were cashed out for consideration of $2.3 million and options of 453,325 were exchanged at a conversion ratio of .6256 (.65688 restated*) to acquire 283,601 shares (297,787 restated*) of the Corporation’s common stock (252,321 (264,943 restated*) options at an exercise price of $10.71 to $15.98 ($10.20 to $15.22 restated*) and 31,280 (32,844 restated*) performance based options at an exercise price of $13.59 ($12.94 restated*)).

* - Restated for stock five percent stock dividend paid on September 15, 2004.

Note 3 - Trust Preferred Securities

On March 25, 2004, HNC Statutory Trust II (Trust II), a Delaware statutory trust subsidiary of the Corporation, issued $20.0 million of floating rate (three-month LIBOR plus a margin of 2.70%) trust preferred securities, which represent undivided beneficial interests in the assets of Trust II on March 25, 2004. Trust II issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust II holds, as its sole asset, a subordinated debenture in the amount of $20.6 million issued by the Corporation on March 25, 2004. Trust II qualifies as a variable interest entity under FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” The trust preferred securities must be redeemed upon maturity of the subordinate debentures on April 6, 2034. The Corporation may redeem the debentures prior to their stated maturity upon the occurrence of specified special events or at the specified optional redemption dates. The Corporation may redeem the debentures, in whole or in part, at any time, within 90 days following the occurrence and continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval if required. The Corporation also may redeem the debentures, in whole or in part, at the stated optional redemption date of April 7, 2009 and quarterly thereafter, subject to regulatory approval if required. The special and optional redemption price is equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest on the debentures to the redemption date.

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

    The Corporation’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of Trust I’s and Trust II’s obligations under the trust preferred securities.

Note 4 - Pension Plan

    The Corporation has a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the 10-year period preceding retirement.

Net periodic defined benefit pension expense for the three months ended March 31, 2005 and 2004 included the following components:

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004

Service cost	$263	$218
Interest cost	161	141
Expected return on plan assets	(131)	(119)
Amortization of prior service cost	—	(26)
Amortization of unrecognized net actuarial loss	23	20
Net periodic benefit expense	$316	$234

The Corporation has contributed $1.0 million to its pension plan in 2005.

Note 5 - Stock Dividend/Split

On September 15, 2004, the Corporation paid a five percent stock dividend to shareholders of record as of August 30, 2004. On September 15, 2003, the Corporation paid a five-for-four stock split to shareholders of record as of September 2, 2003. All prior period amounts were restated to reflect these stock dividends/splits.

Note 6 - Earnings Per Share

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

	Three Months Ended
	March 31,
(Dollars in thousands, except number of shares and per share data)	2005	2004

Basic earnings per share
Net income available to common shareholders	$9,165	$8,907
Weighted average common shares outstanding	26,247,137	25,128,032
Basic earnings per share	$.35	$.35

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$9,165	$8,907
Weighted average common shares outstanding	26,247,137	25,128,032
Dilutive potential common shares (1), (2)	720,622	905,173
Total diluted weighted average common shares outstanding	26,967,759	26,033,205
Diluted earnings per share	$.34	$.34

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
For the three months ended March 31, 2005 and March 31, 2004, options to purchase 346,301 shares of common stock at an average price of $28.27 per share and 219,450 common shares at an average price of $29.29 per share, respectively, have been excluded in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

Note 7 - Comprehensive Income

The Corporation follows SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards to provide prominent disclosure of comprehensive income items. The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Three months ended March 31, 2005	Amount	(Expense )	amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(7,695)	$2,693	$(5,002)
Less reclassification adjustment for net gains realized in net income	923	(323)	600
Net unrealized losses	(8,618)	3,016	(5,602)
Change in fair value of derivatives used for cash flow hedges	378	(132)	246
Unrealized loss on termination of cash flow hedge	(286)	100	(186)
Other comprehensive loss, net	$(8,526)	$2,984	$(5,542)

(Dollars in thousands)	Before tax	Tax	Net of tax
Three months ended March 31, 2004	amount	(Expense )	amount
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$6,603	$(2,311)	$4,292
Less reclassification adjustment for net gains realized in net income	900	(315)	585
Net unrealized gains	5,703	(1,996)	3,707
Change in minimum pension liability	—	161	161
Change in fair value of derivatives used for cash flow hedges	(178)	62	(116)
Other comprehensive income, net	$5,525	$(1,773)	$3,752

Note 8 - Financial Instruments with Off-Balance Sheet Risk

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amounts of those instruments. The Bank uses the same stringent credit policies in extending these commitments as they do for recorded financial instruments and controls exposure to loss through credit approval and monitoring procedures.

The approximate contract amounts are as follows:

	Total Amount Committed at

Commitments	March 31, 2005	December 31, 2004
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$688,335	$660,238
Standby letters of credit and financial guarantees written	18,676	17,217
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	20,000	45,000

The interest rate swaps have the effect of converting the rates on money market deposit accounts to a more fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. During the first quarter of 2005, the Corporation terminated a swap with a notional value of $25.0 million. The loss related to the termination of this swap is $202,000, net of tax, which will be amortized through October 2006. The loss will be recorded into net interest income from accumulated other comprehensive income. For the three months ended March 31, 2005, the Corporation recorded a loss of $15,000, net of tax, related to this swap.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at March 31, 2005 and December 31, 2004 of $5.2 million and $5.1 million, respectively and commitments to sell mortgage loans at a specified rate at March 31, 2005 and December 31, 2004 of $1.4 million and $2.2 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At March 31, 2005, the commitments had a negative fair value of $7,000 which was recorded as a reduction of other income. At December 31, 2004, the commitments had a positive fair value of $5,000 which was recorded as other income.

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure related to the sold leases is $2.0 million. During the first quarter of 2005, the Corporation recorded a recourse liability of $216,000. This estimate was based on our historic loss as experienced on lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value.

Note 9 - Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises), although early adoption is encouraged. FIN 47 is not expected to have a material impact on the Corporation’s financial position or results of operations.

Note 9 - Recent Accounting Pronouncements (Continued)

In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in tier 1 capital of bank holding companies. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the quantitative limits. In addition, the requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for tier 1 capital treatment have been clarified. Management has evaluated the effects of the rule and does not anticipate a material impact on its capital ratios upon implementation.

In March 2004, the Emerging Issues Task Force (EITF) issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1” (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1” (EITF 03-1-1). EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay of the effective date will be superseded concurrent with the final issuance of EITF 03-1-a. Upon final issuance, the Corporation will determine the impact that this EITF will have on its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Corporation, the Bank, HNC Financial Company and HNC Reinsurance Company. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative, of similar performance in the future. These are unaudited financial statements and, as such, are subject to year-end audit review.

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

Critical Accounting Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States and general practices with the financial services industry. The Corporation’s significant accounting policies are described in Note 1 of the consolidated financial statements in this Form 10-Q and in the Corporation’s 2004 Annual Report on Form 10-K and are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. In applying accounting policies and preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Judgments and assumptions required by management, which have, or could have a material impact on the Corporation’s financial condition or results of operations are considered critical accounting estimates. The following is a summary of the policies the Corporation recognizes as involving critical accounting estimates: Allowance for Loan Loss, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, Unrealized Gains and Losses on Debt Securities Available for Sale, and Deferred Taxes.

Allowance for Loan Losses: The Corporation maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Corporation’s results of operations in the future.

Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuations: deposit premiums based on market deals, current stock pricing tracking as a multiple of book value, discounted cash flow of earnings with a terminal value and market multiple of earnings. No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock-based Compensation: Under SFAS No. 123 “Accounting for Stock-Based Compensation” (FAS 123), companies have a choice whether to adopt the fair value based method of accounting for stock-based compensation or remain with the intrinsic value based method prescribed under APB Opinion No. 25, “Account for Stock Issued to Employees” (APB 25) but provide pro-forma disclosure as if the fair value based method was applied. The Corporation chose the intrinsic value based method under APB 25 and provides pro-forma disclosure required under FAS 123. In preparing the pro-forma disclosure, the Corporation estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)). Under FAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement. Registrants are required to implement FAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, or after December 15, 2005 for small business issuers, per the Securities and Exchange Commission’s rule issued in April 2005 amending the FAS 123(R) compliance date.

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

Financial Overview

The Corporation earned $9.2 million in the first quarter of 2005, a 2.9% increase over first quarter 2004 earnings of $8.9 million. Earnings for the first quarter of 2005 as compared to the first quarter of 2004 reflected increases in loan interest income and trust and investment services income partially offset by increases in interest expense on deposits and salaries and benefits expense.

First quarter 2005 diluted earnings per share of $.34 and basic earnings per share of $.35 remained level with the earnings during the first quarter of 2004.

The financial results for the first quarter of 2005 include the impact of operations from the acquisition of Millennium Bank effective April 30, 2004 and the related issuance by the Corporation of 946,000 (993,000 restated for stock dividend) common shares, as well as the issuance of 1,295,000 shares for a 5% stock dividend payable September 15, 2004. All share and per share information have been restated to reflect this stock dividend.

The Corporation’s consolidated total assets were $3.0 billion at March 31, 2005, an 18.1% increase above the March 31, 2004 level of $2.54 billion. Of this increase, 11.0% or $279.8 million, was due to loan growth and 9.1% or $231.3 million, was attributable to the acquisition of Millennium Bank partially offset by a net decrease in cash and investments of 2.5% or $63.0 million. Total assets at March 31, 2005 decreased $21.9 million from $3.02 billion at December 31, 2004. The decrease in assets was primarily due to a $36.2 million decrease in investment securities partially offset by $19.6 million growth in loans.

For the three months ended March 31, 2005, the annualized return on average shareholders’ equity and the annualized return on average assets were 13.69% and 1.25%, respectively. For the same period in 2004, the annualized return on average shareholders’ equity was 15.33% and the annualized return on average assets was 1.43%. The decrease in the annualized return on average shareholders’ equity during 2005 was primarily due to the increase in equity in the Millennium Bank acquisition.

Nonperforming assets (nonaccruing loans, net assets in foreclosure and loans past due 90 days or more and still accruing interest) were .19% of total assets at March 31, 2005, compared to .20% at December 31, 2004 and .21% at March 31, 2004. The ratio of the allowance for loan losses to nonperforming loans was 362.1% at March 31, 2005, compared to 324.6% at December 31, 2004 and 341.3% at March 31, 2004. The annualized net loans charged-off to average loans was 0.11% during the first quarter of 2005, compared to 0.22% during the first quarter of 2004.

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

On April 30, 2004, the Corporation completed the acquisition of Millennium Bank, Malvern, PA. Millennium Bank was merged into Harleysville National Bank. This transaction was accounted for in accordance with SFAS No. 141 “Business Combinations.” Millennium Bank’s shareholders received 946,000 (993,000 restated for stock dividend) of the Corporation’s common stock and $16.1 million in exchange for all outstanding common shares. Millennium Bank option holders received $2.3 million and options to acquire 284,000 shares (298,000 restated for stock dividend) of the Corporation’s common stock in exchange for all outstanding options.

Net Interest Income

Net interest income on a tax equivalent basis in the first quarter of 2005 increased $1.2 million, or 5.3% over the same period in 2004. This increase was primarily the result of loan growth partially offset by a higher level of borrowings and higher deposit rates.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 2005 compared to March 31, 2004 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended
	March 31, 2005 compared to
(Dollars in thousands)	March 31, 2004

	Total	Due to change in:
	Change	Volume	Rate

Increase (decrease) in interest income:
Investment securities *	$ 311	$ 5	$ 306
Federal funds sold and deposits in banks	181	12	169
Loans *	5,348	5,909	(561)
Total	5,840	5,926	(86)

Increase (decrease) in interest expense:
Savings deposits	2,553	422	2,131
Time deposits	193	(185)	378
Borrowed funds	1,913	1,755	158
Total	4,659	1,992	2,667

Net increase (decrease) in interest income	$1,181	$3,934	$(2,753)
*Tax equivalent basis using a tax rate of 35%

The table below presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2005			2004

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$652,314	$6,054	3.76%	$677,371	$5,521	3.26%
Nontaxable investments (1)	258,667	4,132	6.48	232,943	4,354	7.48
Total investment securities	910,981	10,186	4.53	910,314	9,875	4.34
Federal funds sold and deposits in banks	45,428	269	2.40	40,381	88	0.87
Loans (1) (2)	1,845,408	26,431	5.81	1,414,802	21,083	5.96
Total earning assets	2,801,817	36,886	5.34	2,365,497	31,046	5.25
Noninterest-earning assets	174,544			131,588
Total assets	$2,976,361			$2,497,085

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,236,536	4,280	1.40	$1,020,795	1,727	0.68
Time	638,136	5,307	3.37	659,877	5,114	3.11
Total interest-bearing deposits	1,874,672	9,587	2.07	1,680,672	6,841	1.64
Borrowed funds	453,897	4,015	3.59	251,278	2,102	3.35
Total interest bearing liabilities	2,328,569	13,602	2.37	1,931,950	8,943	1.86
Noninterest-bearing liabilities:
Demand deposits	321,912			280,809
Other liabilities	54,349			51,940
Total noninterest-bearing liabilities	376,261			332,749
Total liabilities	2,704,830			2,264,699
Shareholders' equity	271,531			232,386
Total liabilities and shareholders' equity	$2,976,361			$2,497,085
Net interest spread			2.97			3.39
Effect of noninterest-bearing sources			0.40			.34
Net interest income/margin on earning assets		$23,284	3.37%		$22,103	3.73%

Less tax equivalent adjustment		1,614			1,873
Net interest income		$21,670			$20,230

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the first quarter of 2005 increased $5.8 million, or 18.8% over the same period in 2004. This increase was primarily due to an increase in average loans of $430.6 million, or 30.4% partially offset by a 15 basis point reduction in the average rate earned on loans. Loans totaling $157.1 million were acquired in the acquisition of Millennium Bank which contributed to the increase in average loans. Interest expense increased $4.7 million during the first quarter of 2005 versus the comparable period in 2004 mainly due to an increase in average borrowings and higher deposit rates. Average borrowings increased $202.6 million primarily to support loan growth and the Millennium Bank acquisition. The rate paid on average deposits during the first quarter of 2005 of 2.07% was 43 basis points higher compared to the same period in 2004 primarily due to an increase in average higher-rate money market accounts of $170.8 million.

Net Interest Margin

The net interest margin for the first quarter of 2005 was 3.37%, compared to 3.73% for the first quarter of 2004, the decline being primarily due to higher funding costs, particularly increased volumes in higher-rate money market accounts and lower loan yields.  Although the net margin has declined, net interest income has increased primarily as a result of higher loan volume. The net interest margin increased 3 basis points over the fourth quarter of 2004 after declines during the previous four quarters.

During the first quarter of 2005, the Corporation continued to manage its balance sheet in an effort to position it for the longer term and potentially higher rates. The Corporation continued to sell securities that exhibit extension risk in a rising rate environment and purchased securities with more stable cash flows in such a rate environment. As a result, the balance sheet is better positioned to minimize market risk from rising rates.

Interest Rate Sensitivity Analysis

In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and value of financial instruments.

The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix and repricing characteristics of its assets and liabilities through the management of its investment securities portfolios, its offering of loan and deposit terms and through borrowings from the Federal Home Loan Bank of Pittsburgh (the FHLB). The nature of the Corporation’s current operations is such that it is not subject to foreign currency exchange or commodity price risk.

The Corporation only utilizes derivative instruments for asset/liability management, specifically, to convert variable rate debt to a fixed rate. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged.

The Corporation had two interest-rate swaps with a notional value totaling $20.0 million and a positive fair value of $658,000 at March 31, 2005. During the first quarter of 2005, the Corporation terminated a swap with a notional value of $25.0 million. The loss related to the termination of this swap is $202,000, net of tax, which will be amortized through October 2006. For the three months ended March 31, 2005, the Corporation recorded a loss of $15,000, net of tax, related to this swap.

The Corporation uses three principal reports to measure interest rate risk: asset/liability simulation reports; gap analysis reports; and net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the March 31, 2005 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates are shocked up 300 basis points, but is outside of guidelines when rates are shocked down 200 or more basis points.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of March 31, 2005. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	of Equity	Change	Percent Change

+300 Basis Points	$351,166	$(74,370)	-17.48%	+/- 35%
+200 Basis Points	379,871	(45,665)	-10.73	+/- 25
+100 Basis Points	409,273	(16,263)	-3.82	+/- 15
Flat Rate	425,536	-	0.00
-100 Basis Points	417,637	(7,899)	-1.86	+/- 15
-200 Basis Points	399,156	(26,380)	-6.20	+/- 25
-300 Basis Points	367,581	(57,955)	-13.62	+/- 35

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

While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans. In addition, the Office of the Comptroller of the Currency (the OCC), as an integral part of their examination process, periodically reviews the Bank’s allowance for loan losses. The OCC may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

The Bank’s allowance for loan and lease losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for loan losses are an estimation. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Bank’s allowance for loan losses components includes the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes, competence of the loan review process and other historical loss model imprecision. The Bank’s historical loss component is the most significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

The historical loss components of the allowance represent the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, expressed as percentages, relative to delinquency, risk rating and nonaccrual, by segment.

The historical loss components of the allowance for commercial loans is based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectibility of loans. The Bank analyzes all commercial loans that have been identified as having potential risk. The review is accomplished via Watchlist Memoranda, and designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions.

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

The historic loss model includes an imprecision component (soft factors) that reflects management’s belief that there were additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. Furthermore, given that past performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit management staff to assess the direction of credit risk and its instant affect on losses. These reports include the exception tracking reports, the credit bureau score distribution report, the debt to income summary, etc. These are a few of the many reports that drive the judgmental component. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the specific segments of the portfolio based on the historic loss component.

For the first quarter of 2005, the provision for loan losses was $750,000, compared to $489,000 for the same period in 2004. The increase in the provision for the first quarter of 2005 compared to the first quarter of 2004 was primarily due to inherent risk related to loan growth and an increase in nonperforming loans of $348,000. Nonperforming assets, including nonaccrual loans, net assets in foreclosure and loans 90 days or more past due was .19% of total assets at March 31, 2005, compared to .20% at December 31, 2004, and .21% at March 31, 2004. The ratio of the allowance for loan losses to nonperforming loans (nonaccruing loans and loans 90 days or more past due) was 362.1% at March 31, 2005, compared to 324.6% at December 31, 2004 and 341.3% at March 31, 2004. The increase in the ratio at March 31, 2005 compared to December 31, 2004 was primarily due to a $410,000 commercial real estate loan which was no longer classified as non-performing at March 31, 2005 as a result of payments made. Net loans charged off were $481,000 for the quarter ended March 31, 2005 compared to $778,000 for the quarter ending March 31, 2004.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004

Average loans	$1,845,408	$1,414,802

Allowance, beginning of period	18,455	16,753
Loans charged off:
Commercial and industrial	133	166
Consumer	457	490
Real estate	20	56
Lease financing	6	240
Total loans charged off	616	952
Recoveries:
Commercial and industrial	4	—
Consumer	90	132
Real estate	16	5
Lease financing	25	37
Total recoveries	135	174
Net loans charged off	481	778
Provision for loan losses	750	489
Allowance, end of period	$18,724	$16,464
Ratio of net charge offs to average
loans outstanding (annualized)	0.11%	0.22%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

	March 31, 2005		December 31, 2004
		Percent of		Percent of
(Dollars in thousands)	Amount	Reserve	Amount	Reserve

Real estate	$5,034	27%	$4,923	27%
Commercial
and industrial	7,705	41%	7,456	40%
Consumer	5,482	29%	5,515	30%
Lease financing	503	3%	561	3%
Total	$18,724	100%	$18,455	100%

Table 6—Nonperforming Assets

(Dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004

Nonaccrual loans	$4,572	$4,705	$3,645
Loans 90 days or more past due	599	981	1,178
Total nonperforming loans	5,171	5,686	4,823
Net assets in foreclosure	411	370	423
Total nonperforming assets	$5,582	$6,056	$5,246

Allowance for loan losses to nonperforming loans	362.1%	324.6%	341.4%
Nonperforming loans to total net loans	0.28%	0.31%	0.34%
Allowance for loan and lease losses to total loans	1.00%	1.00%	1.15%
Nonperforming assets to total assets	0.19%	0.20%	0.21%

Nonaccruing loans at March 31, 2005 of $4.6 million, decreased $133,000 from the December 31, 2004 level of $4.7 million, and increased $927,000 from the March 31, 2004 level of $3.6 million. The increase in nonaccruing loans at March 31, 2005, compared to March 31, 2004 was primarily the result of an increase in nonaccruing commercial real estate loans of $1.3 million partially offset by a decrease in residential real estate loans of $554,000.

Net assets in foreclosure were $411,000 as of March 31, 2005 compared to $370,000 at December 31, 2004. During the first quarter of 2005, transfers from loans to assets in foreclosure were $138,000, disposals on foreclosed properties were $66,000 and charge offs of $31,000 were recorded. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. As of March 31, 2005, loans past due 90 days or more and still accruing interest were $599,000 compared to $981,000, as of December 31, 2004, and $1.2 million as of March 31, 2004. The decrease in loans past due 90 days or more at March 31, 2005, compared to December 31, 2004 and March 31, 2004, was mainly due to a lower level of real estate loans past due 90 days or more as a result of payments made.

Table 7—Impaired Loans

(Dollars in thousands)	March 31, 2005	Dec. 31, 2004	March 31, 2004

Impaired Loans	$1,276	$2,144	2,022

Average year-to-date impaired loans	$1,278	$1,795	$1,816

Impaired loans with specific loss allowances	$1,276	$2,144	$2,022

Loss allowances reserved on impaired loans	$138	$243	$219

Year-to-date income recognized on impaired loans	$15	$2	$—

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

For the three months ending March 31, 2005, noninterest income of $6.9 million increased $1.2 million, or 20.1%, from $5.8 million for the same period in 2004. The increase in noninterest income is primarily the result of increases of $808,000 in trust and investment advisory fees, $225,000 in income from reinsurance activities and $226,000 in gains related to the auto leasing portfolio, partially offset by $223,000 in losses related to the equipment leasing portfolio.

The Corporation recorded net security gains of $923,000 in the first three months of 2005 and $900,000 in the comparable period of 2004. The net security gains during the three months ended March 31, 2005 were primarily the result of the sale of equity securities. During the comparable period in 2004, the Corporation sold investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments.

Income from the Wealth Management and Private Banking Division increased $808,000 from $1.1 million at March 31, 2004 to $1.9 million at March 31, 2005, a 72.1% increase from the prior year. This increase was primarily attributable to the Cumberland subsidiary acquired with the Millennium Bank acquisition and growth in assets under management.

The Corporation’s bank owned life insurance (BOLI) income decreased $118,000 or 19.3% during the first quarter of 2005, compared to the same period in 2004. The reduction is due to lower yields on the insurance contracts partially offset by higher amounts of BOLI insurance. BOLI involves the purchase of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Bank, is profitable to the Corporation. This profitability is used to offset a portion of future employee benefit cost increases.

Other income for the first quarter of 2005 increased $415,000 or 33.8%, compared to the same period in 2004. This increase was primarily associated with increases of $225,000 in income from reinsurance activities, $226,000 in gains related to the auto leasing portfolio and $103,000 in ATM fees partially offset by $223,000 in losses related to the equipment leasing portfolio.

Noninterest Expense

During the first quarter of 2005, noninterest expense of $15.5 million increased $1.7 million, or 12.2% from $13.8 million in the first quarter of 2004. The increase in noninterest expense was mainly due to a $1.2 million increase in salaries and benefits, primarily related to the acquisition of Millennium Bank and higher healthcare costs.

Occupancy expense increased $307,000 or 28.3% in the first quarter of 2005. This increase was primarily due to the Millennium acquisition and a new branch opening during the second quarter of 2004.

Other expenses for the first quarter of 2005 remained level compared to same period in 2004. Deferred compensation expense for directors and employees increased $168,000 and advertising expense increased $223,000. Offsetting these variances were higher loan origination expense deferrals amounting to $457,000 related to a higher deferred cost per loan.

Federal Income Taxes

The effective income tax rate for the quarter ended March 31, 2005 was 25.0% versus the statutory rate of 35%. The Corporation’s effective rate is lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The effective income tax rate for the first quarter of 2004 was 23.9%.

Balance Sheet Analysis

Total assets decreased $21.9 million to $3.0 billion at March 31, 2005 from $3.02 billion at December 31, 2004. The decrease in assets was primarily due to a $36.2 million decrease in investment securities partially offset by $19.6 million growth in loans.

The balance of investment securities available for sale at March 31, 2005 of $843.4 million decreased $31.3 million compared to the December 31, 2004 balance of $874.7 million. The decrease was primarily the result of sales of mortgage-backed securities and a decrease in the market value of investment securities of $8.6 million during the first three months of 2005. Investment securities held to maturity decreased $4.9 million. Loans grew by $19.6 million to $1.85 billion at March 31, 2005 from $1.83 billion at December 31, 2004. This growth was primarily due to an increase in commercial loans.

Total deposits increased $25.0 million to $2.24 billion at March 31, 2005 from $2.21 billion at December 31, 2004. Core deposits increased $11.9 million and certificates of deposits increased $13.1 million.

Borrowings decreased $50.0 million during the first three months of 2005. The decrease was the result of reductions of $45.0 million in short-term Federal Home Loan Bank borrowings and $4.5 million in fed funds purchased and securities sold under agreement to repurchase.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending March 31, 2005 was $268.7 million, a decrease of $1.8 million over the end of 2004. The decrease was primarily the result of a decrease in accumulated other comprehensive income and dividends paid to the shareholders partially offset by the retention of the Corporation's earnings. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of March 31, 2005	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$283,538	12.27%	$184,819	8.00%	$231,024	-
Harleysville National Bank	244,921	10.70%	183,049	8.00%	228,811	10%
Tier 1 Capital (to risk weighted assets):
Corporation	264,420	11.45%	92,409	4.00%	138,614	-
Harleysville National Bank	226,097	9.88%	91,524	4.00%	137,286	6%
Tier 1 Capital (to average assets):
Corporation	264,420	8.99%	117,710	4.00%	147,138	-
Harleysville National Bank	226,097	7.78%	116,213	4.00%	145,266	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2004	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$280,055	12.21%	$183,436	8.00%	$229,295	—
Harleysville National Bank	240,695	10.60%	181,647	8.00%	227,059	10%
Tier 1 Capital (to risk weighted assets):
Corporation	260,480	11.36%	91,718	4.00%	137,577	—
Harleysville National Bank	222,140	9.78%	90,823	4.00%	136,235	6%
Tier 1 Capital (to average assets):
Corporation	260,480	8.91%	116,950	4.00%	146,187	—
Harleysville National Bank	222,140	7.70%	115,439	4.00%	144,299	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders’ equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 2005, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.45%, and the total risk-adjusted capital ratio was 12.27%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at March 31, 2005.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 8.99% at March 31, 2005 and 8.91% at December 31, 2004.

The year-to-date March 31, 2005 cash dividend per share of $.18 was 12.5% higher than the cash dividend for the same period in 2004 of $.16. The dividend payout ratio for the first three months of 2005 was 52.9%, compared to 47.1% for the same period in 2004. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first three months of 2005.

Liquidity

Liquidity is a measure of the ability of the Bank to meet its needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Bank arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model’s projection of potential sources and uses of funds for the next 120 days. The resulting projections as of March 31, 2005 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB. As of March 31, 2005, the Bank had borrowings outstanding with the FHLB of $282.8 million ($10.0 million in federal funds purchased and $272.8 million in long-term borrowings), other federal funds purchased of $36.0 million and pledged investment securities available for sale of $364.7 million. At March 31, 2005, the Bank had unused lines of credit at the FHLB of $420.2 million, unused federal funds lines of credit of $79.0 million and unpledged investment securities available for sale of $406.9 million.

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

Effects of Inflation

Inflation has some impact on the Corporation and the Bank’s operating costs. Unlike many industrial companies, however, substantially all of the Bank’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation’s and the Bank’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

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

The Bank is a member of the Federal Reserve and, therefore, the policies and regulations of the Federal Reserve have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank’s operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation and the Bank cannot be predicted.

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

Branching

The Corporation is currently planning to open a new location in South Whitehall Township, Lehigh County during the third quarter of 2005. The location will house a retail branch as well as a Millennium Wealth Management office. We also plan to open a new retail branch in Warminster Township, Bucks County during 2005. The Corporation continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

Item 3 - Qualitative and Quantitative Disclosures About Market Risk

In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, using policies and procedures approved by the Bank’s Boards of Directors, is responsible for managing the rate sensitivity position.

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided on page 17 of this Form 10-Q.

Item 4 - Controls and Procedures

(i) Management’s Report on Disclosure Controls

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(ii) Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and in response to the material weakness identified in the Annual Report on Form 10-K for the fiscal year end December 31, 2004, the Corporation has remediated a significant number of access control issues relative to general ledger, deposits, loans, the Bank’s Automated Clearing House, and central information files through the adjustment of menu options and/or access rights. Additional control procedures and related documentation requirements have also been implemented. The Corporation continues to implement access control remediation procedures. The Corporation has initiated a Company-wide project to develop new access menus for all employees to further strengthen access controls. Upon completion of the project, the new access menu controls will be tested for effectiveness.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Management, based upon discussions with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries - the Bank, HNC Financial Company and HNC Reinsurance Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and its subsidiaries by government authorities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes. The following table presents the repurchase activity of the stock repurchase program during the first quarter of 2005 (all share information has been restated retroactively for the effect of stock dividends and splits):
	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased under the Plans(1)

January 1-31, 2005	62,500	$24.32	62,500	126,067
February 1-28, 2005	42,000	24.04	42,000	84,067
March 1-31, 2005	26,000	23.19	26,000	58,067
Total	130,500	$24.01	130,500
(1) On December 14, 2000, the Board of Directors authorized a program to purchase up to 1,249,000 shares (restated for stock dividends and splits) of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2005 Annual Meeting of Shareholders was held at 9:30 a.m., on Tuesday, April 12, 2005 at Presidential Caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

(b),(c) One matter was voted upon as follows:
1.	Three directors were elected, as below:

Elected                         Term Expires
Gregg J. Wagner                          2009
James A. Wimmer                        2009
William M. Yocum                       2009

The results of the voting for the directors are as follows:

Gregg J. Wagner                         For     19,513,346
   Against        632,650
   Abstain                       0

James A. Wimmer                        For      19,535,353
   Against    610,643
   Abstain                       0

William M. Yocum                        For     19,461,816
 Against      684,180
 Abstain         0

Directors whose term continued after the meeting:             Term Expires
Walter E. Daller, Jr.                                   2006
Thomas C. Leamer                                   2006
Harold A. Herr                                     2007
Stephanie S. Mitchell                             2007
                    Demetra M. Takes                                                                                                        2008
       Walter R. Bateman, II                                                                                                   2008
Lee Ann B. Bergey                                                                                                                     2008

Vincent P. Small, Jr. whose term was to expire in 2007, notified the Corporation on April 11, 2005, that he was resigning as a director effective April 13, 2005.

Item 5. Other Information

(a)	None to report.

(b)	There were no material changes in the manner shareholders may recommend nominees to the Registrant’s Board of Directors.

Item 6.     Exhibits

(a) Exhibits:

        The following exhibits are being filed as part of this Report:

Exhibit No.     Description of Exhibits

(3.1)
Harleysville National Corporation Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(3.2)
Harleysville National Corporation Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed with the Commission on February 14, 2005.)

(10.1)
Amendment to Employment Agreement by and among David R. Kotok, Millennium Bank, Cumberland Advisors, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company dated October 15, 2003 (incorporated by reference to Appendix ”A” to the proxy statement/prospectus on the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(10.2)
Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement No. 33-69784 on Form S-8, filed with the Commission on October 1, 1993.)

(10.3)
Harleysville National Corporation Stock Bonus Plan. (Incorporated by reference to Exhibit 99A of Registrant’s Registration Statement No. 333-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.4)
Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)

(10.5)
Walter E. Daller, Jr., Chairman and former President and Chief Executive Officer’s Employment Agreement. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.6)
Consulting Agreement and General Release dated November 12, 2004 between Walter E. Daller, Jr., Harleysville National Corporation and Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.7)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Walter E. Daller, Jr. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.8)
Employment Agreement dated October 26, 1998 by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.9)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.10)	Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by reference to Registrant’s Registration Statement No. 333-79971 on Form S-8, filed with the Commission on June 4, 1999.)
(10.11)
Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by reference to Registrant’s Registration Statement No. 333-79973 on Form S-8, filed with the Commission on June 4, 1999.)

(10.12)
Supplemental Executive Retirement Benefit Agreement dated February 23, 2004 between Michael B. High, Executive Vice President and Chief Financial Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.13)
Employment Agreement effective April 1, 2005 between Michael B. High, the current Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.14)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Michael B. High, the current Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.15)
Employment Agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.16)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Mikkalya Murray, Executive Vice President. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.17)
Harleysville National Corporation 2004 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit 4 of Registrant’s Registration Statement No. 333-116183 on Form S-8, filed with the Commission on June 4, 2004).

(10.18)
Employment Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004.)

(10.19)
Supplemental Executive Retirement Benefit Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004.)

(10.20)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and James F. McGowan, Jr., Executive Vice President & Chief Credit Officer. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.21)
Employment Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.22)
Supplemental Executive Retirement Benefit Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.23)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.24)
Employment Agreement effective January 1, 2005 between Gregg J. Wagner, the current President and Chief Executive Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.25)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Gregg J. Wagner, the current President and Chief Executive Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(11)	Computation of Earnings per Common Share, incorporated by reference to Note 6 of the Consolidated Financial Statements of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HARLEYSVILLE NATIONAL CORPORATION

Date: May 6, 2005                                              /s/ Gregg J. Wagner____________________
Gregg J. Wagner, President, Chief Executive Officer and Director
                                            (Principal executive officer)

          Date: May 6, 2005                                                 /s/ Michael B. High___________________________________
                                            Michael B. High, Executive Vice President, Chief Operating Officer
                   and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No     Description of Exhibits

(3.1)
Harleysville National Corporation Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(3.2)
Harleysville National Corporation Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed with the Commission on February 14, 2005.)

(10.1)
Amendment to Employment Agreement by and among David R. Kotok, Millennium Bank, Cumberland Advisors, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company dated October 15, 2003 (incorporated by reference to Appendix ”A” to the proxy statement/prospectus on the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(10.2)
Harleysville National Corporation 1993 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement No. 33-69784 on Form S-8, filed with the Commission on October 1, 1993.)

(10.3)
Harleysville National Corporation Stock Bonus Plan. (Incorporated by reference to Exhibit 99A of Registrant’s Registration Statement No. 333-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.4)
Supplemental Executive Retirement Plan. (Incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)

(10.5)
Walter E. Daller, Jr., Chairman and former President and Chief Executive Officer’s Employment Agreement. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.6)
Consulting Agreement and General Release dated November 12, 2004 between Walter E. Daller, Jr., Harleysville National Corporation and Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.7)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Walter E. Daller, Jr. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.8)
Employment Agreement dated October 26, 1998 by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.9)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.10)	Harleysville National Corporation 1998 Stock Incentive Plan. (Incorporated by reference to Registrant’s Registration Statement No. 333-79971 on Form S-8, filed with the Commission on June 4, 1999.)
(10.11)
Harleysville National Corporation 1998 Independent Directors Stock Option Plan. (Incorporated by reference to Registrant’s Registration Statement No. 333-79973 on Form S-8, filed with the Commission on June 4, 1999.)

(10.12)
Supplemental Executive Retirement Benefit Agreement dated February 23, 2004 between Michael B. High, Executive Vice President and Chief Financial Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.13)
Employment Agreement effective April 1, 2005 between Michael B. High, the current Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.14)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Michael B. High, the current Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.15)
Employment Agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.16)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Mikkalya Murray, Executive Vice President. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.17)
Harleysville National Corporation 2004 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit 4 of Registrant’s Registration Statement No. 333-116183 on Form S-8, filed with the Commission on June 4, 2004).

(10.18)
Employment Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004.)

(10.19)
Supplemental Executive Retirement Benefit Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004.)

(10.20)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and James F. McGowan, Jr., Executive Vice President & Chief Credit Officer. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.21)
Employment Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.22)
Supplemental Executive Retirement Benefit Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.23)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.24)
Employment Agreement effective January 1, 2005 between Gregg J. Wagner, the current President and Chief Executive Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.25)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Gregg J. Wagner, the current President and Chief Executive Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(11)	Computation of Earnings per Common Share, incorporated by reference to Note 6 of the Consolidated Financial Statements of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002