Form 10-Q
period 2005-06-30
HARLEYSVILLE NATIONAL CORP
filed 2005-08-09
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,227,583 shares of Common Stock, $1.00 par value, outstanding on August 5, 2005.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)	June 30, 2005	December 31, 2004

Assets
Cash and due from banks	$66,675	$50,699
Federal funds sold and securities purchased under agreements to resell	40,000	52,000
Interest-bearing deposits in banks	11,984	4,291
Total cash and cash equivalents	118,659	106,990
Residential mortgage loans held for sale	2,475	1,236
Investment securities available for sale	829,921	874,732
Investment securities held to maturity (market value $64,484 and $69,704, respectively)	63,666	68,831
Total loans and leases	1,889,217	1,844,566
Less: Allowance for loan losses	(18,890)	(18,455)
Net loans	1,870,327	1,826,111
Premises and equipment, net	26,458	26,963
Accrued interest receivable	12,525	12,089
Net assets in foreclosure	459	370
Goodwill	31,552	32,548
Intangible assets, net	4,125	4,168
Bank-owned life insurance	53,238	52,109
Other assets	19,183	18,368
Total assets	$3,032,588	$3,024,515
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$360,695	$333,516
Interest-bearing:
Checking accounts	331,201	305,584
Money market accounts	676,260	713,039
Savings	209,865	223,039
Time, under $100,000	508,313	508,010
Time, $100,000 or greater	136,970	129,375
Total deposits	2,223,304	2,212,563
Federal funds purchased and securities sold under agreements to repurchase	187,109	142,445
Other short-term borrowings	1,578	47,213
Long-term borrowings	272,750	272,750
Accrued interest payable	27,558	26,613
Subordinated debt	25,774	25,774
Other liabilities	19,031	26,625
Total liabilities	2,757,104	2,753,983
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	-	-
Common stock, par value $1 per share; authorized 75,000,000
Shares; issued 27,462,378 shares at June 30, 2005 and
27,319,988 shares at December 31, 2004	27,462	27,320
Additional paid in capital	162,578	160,039
Retained earnings	109,137	99,730
Accumulated other comprehensive income (loss)	(1,458)	1,243
Treasury stock, at cost: 1,229,573 shares at June 30, 2005 and
1,042,734 shares at December 31, 2004	(22,235)	(17,800)
Total shareholders' equity	275,484	270,532
Total liabilities and shareholders' equity	$3,032,588	$3,024,515
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except weighted average number of common	June 30,		June 30,
shares and per share information)	2005	2004	2005	2004

Interest Income:
Loans, including fees	$27,457	$21,076	$52,994	$40,572
Lease financing	579	1,193	1,228	2,498
Investment securities:
Taxable	5,630	5,721	11,684	11,242
Exempt from federal taxes	2,916	2,923	5,679	5,686
Federal funds sold and securities purchased under agreements to resell	290	76	535	150
Deposits in banks	17	5	41	19
Total interest income	36,889	30,994	72,161	60,167

Interest Expense:
Savings and money market deposits	5,039	1,769	9,319	3,496
Time, under $100,000	4,504	4,328	8,938	8,652
Time, $100,000 or greater	1,156	801	2,029	1,591
Short-term borrowings	1,040	444	1,854	559
Long-term borrowings	3,303	2,332	6,504	4,319
Total interest expense	15,042	9,674	28,644	18,617

Net interest income	21,847	21,320	43,517	41,550
Provision for loan losses	650	497	1,400	986
Net interest income after provision for loan losses	21,197	20,823	42,117	40,564

Noninterest Income:
Service charges	2,044	1,929	4,001	3,854
Gain on sales in investment securities, net	226	641	1,149	1,541
Gain on sale of branch	690	-	690	-
Trust, investment services and advisory income	2,051	1,588	3,980	2,709
Bank-owned life insurance income	645	521	1,138	1,132
Income on life insurance	177	-	177	-
Other income	1,919	1,608	3,560	2,834
Total noninterest income	7,752	6,287	14,695	12,070
Net interest income after provision for loan losses and
Noninterest income	28,949	27,110	56,812	52,634

Noninterest Expense:
Salaries, wages and employee benefits	10,180	8,834	19,680	17,111
Occupancy	1,243	1,120	2,634	2,204
Furniture and equipment	1,151	1,510	2,321	2,768
Other expense	4,319	3,129	7,761	6,327
Total noninterest expense	16,893	14,593	32,396	28,410

Income before income tax expense	12,056	12,517	24,416	24,224
Income tax expense	2,366	3,135	5,561	5,935
Net income	$9,690	$9,382	$18,855	$18,289

Net income per share information:
Basic	$0.37	$0.37	$0.72	$0.72
Diluted	$0.36	$0.35	$0.70	$0.69
Cash dividends per share	$0.18	$0.16	$0.36	$0.32
Weighted average number of common shares:
Basic	26,240,307	25,861,549	26,243,704	25,494,791
Diluted	26,775,115	26,722,932	26,822,850	26,425,884

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Six Months Ended June 30, 2005

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss)	Stock	Total	Income (Loss)

Balance, January 1, 2005	27,320	(1,043)	$27,320	$160,039	$99,730	$1,243	$(17,800)	$270,532
Issuance of stock for stock options and tax benefits	142	22	142	2,534	-	-	393	3,069
Issuance of stock for stock awards	-	-	-	5	-	-	-	5
Net income	-	-	-	-	18,855	-	-	18,855	$18,855
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(2,701)	-	(2,701)	(2,701)
Purchases of treasury stock	-	(208)	-	-	-	-	(4,828)	(4,828)
Cash dividends	-	-	-	-	(9,448)	-	-	(9,448)
Comprehensive income									$16,154
Balance, June 30, 2005	27,462	(1,229)	$27,462	$162,578	$109,137	$(1,458)	$(22,235)	$275,484

Six Months Ended June 30, 2004

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss)	Stock	Total	Income (Loss)

Balance, January 1, 2004	24,668	(823)	$24,668	$98,646	$109,502	$8,098	$(13,861)	$227,053
Issuance of stock for stock options and tax benefits	278	-	278	3,644	-	-	-	3,922
Issuance of stock for stock awards	-	-	-	7	-	-	-	7
Net income	-	-	-	-	18,289	-	-	18,289	$18,289
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(17,149)	-	(17,149)	(17,149)
Issuance of common stock for acquisition of Millennium Bank	946	-	946	27,397	-	-	-	28,343
Purchases of treasury stock	-	(43)	-	399	-	-	(673)	(274)
Sale of treasury stock	-	16	-	(275)	-	-	275	-
Cash dividends	-	-	-	-	(8,314)	-	-	(8,314)
Comprehensive income									$1,140
Balance, June 30, 2004	25,892	(850)	$25,892	$129,818	$119,477	$(9,051)	$(14,259)	$251,877

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
(Dollars in thousands)	June 30,
	2005	2004
Operating Activities:
Net income	$18,855	$18,289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,400	986
Depreciation and amortization	1,567	1,948
Net amortization of investment securities discounts/premiums	3,020	2,903
Deferred income tax benefit	(1,727)	(563)
Gains on sales of investment securities, net	(1,149)	(1,541)
Gain on sale of branch	(690)	-
Gain on sale of bank subsidiary	(287)	-
Net increase in accrued interest receivable	(448)	(157)
Net increase in accrued interest payable	1,321	1,482
Net (increase) decrease in other assets	140	(1,025)
Net increase (decrease) in other liabilities	(5,384)	1,988
Other, net	5	7
Net cash provided by operating activities	16,623	24,317
Investing Activities:
Proceeds from sales of investment securities available for sale	182,390	906,891
Proceeds, maturity or calls of investment securities held to maturity	5,156	1,097
Proceeds, maturity or calls of investment securities available for sale	83,132	166,288
Purchases of investment securities available for sale	(227,466)	(1,099,869)
Net increase in loans	(52,202)	(119,926)
Net cash paid in sale of branch	(7,431)	—
Net cash received from sale of bank subsidiary	1,931	—
Net cash paid due to acquisition, net of cash acquired	—	(18,697)
Net increase in premises and equipment	(1,552)	(3,440)
Net increase in bank-owned life insurance	(1,129)	(1,132)
Proceeds from sales of other real estate	76	983
Net cash provided used in investing activities	(17,095)	(167,805)
Financing Activities:
Net increase (decrease) in deposits	24,319	(37,228)
Increase in federal funds purchased and securities sold under agreements to repurchase	44,664	114,681
Decrease in short-term borrowings	(45,635)	(3,255)
Advances of long-term borrowings	—	52,000
Advances of long-term subordinated debt	—	20,619
Cash dividends	(9,448)	(8,314)
Repurchase of common stock	(4,828)	(274)
Proceeds from the exercise of stock options	3,069	3,922
Net cash provided by financing activities	12,141	142,151
Net increase (decrease) in cash and cash equivalents	11,669	(1,337)
Cash and cash equivalents at beginning of period	106,990	94,857
Cash and cash equivalents at end of the period	$118,659	$93,520

Cash paid during the period for:
Interest	$27,522	$17,308
Income taxes	$9,850	$4,300
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$203	$437
Acquisition of Millennium Bank, common stock issued	$—	$28,343

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries - Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of June 30, 2005, the results of its operations for the three and six month periods, ended June 30, 2005 and 2004 and the cash flows for the six month periods, ended June 30, 2005 and 2004. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2004 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.

Goodwill and Intangible Assets

Goodwill decreased to $31.6 million from $32.5 million at December 31, 2004 due to the sale of Cumberland Advisors, Inc. Amortization and valuation adjustments of core deposit intangibles and other intangible assets was $194,000 and $283,000 for the three months ended June 30, 2005 and 2004, respectively and $203,000 and $494,000 for the six months ended June 30, 2005 and 2004, respectively. Management performed its annual review of goodwill at June 30, 2005 and determined there was no impairment of goodwill.

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
The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,444,772 shares of common stock to key employees and directors. At June 30, 2005, 2,232,909 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at June 30, 2005, the Corporation has an additional 297,787 granted stock options, which were converted into the Corporation’s options as a result of the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $10.20 to $15.22, at June 30, 2005, except for 32,844 non-qualified performance based stock options which were cancelled in conjunction with the sale of Cumberland Advisors, Inc.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants at June 30, 2005 and June 30, 2004, respectively: dividend yield of 2.86% and 2.50%; expected volatility of 29.66% and 28.94%; risk-free interest rate of 4.04% and 4.47%; and an expected life of 6.96 years and 7.15 years. The options converted as a result of the Millennium Bank acquisition have been excluded from the valuation since they have been included in goodwill under the purchase method of accounting.

Note 1 - Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2005	2004	2005	2004
Net Income
As reported	$9,690	$9,382	$18,855	$18,289
Less: Stock-based compensation cost determined
Under fair value method for all awards	203	515	403	965
Proforma	$9,487	$8,867	$18,452	$17,324

Earnings per share (Basic) (1)
As reported	$.37	$.37	$.72	$.72
Proforma	$.36	$.34	$.70	$.68

Earnings per share (Diluted) (1)
As reported	$.36	$.35	$.70	$.69
Proforma	$.35	$.33	$.69	$.66

(1)	Restated for five percent stock dividend paid on September 15, 2004.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)). FAS 123(R) replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award will generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. FAS 123(R) will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25. In April 2005, the Securities and Exchange Commission adopted a new rule amending Regulation S-X to amend the date for compliance with FAS 123(R). Under FAS 123(R), the Corporation would have been required to apply the provisions of FAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Commission’s new rule allows registrants to implement FAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. The Corporation is currently evaluating this statement and its effects on its results of operations.

For additional information on other significant accounting policies, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report on Form 10-K.

Note 2 - Dispositions / Acquisition
On June 30, 2005, the Bank sold its former subsidiary, Cumberland Advisors, Inc., to David R. Kotok and Associates, Inc. in a management buyout. The sale price was $2.0 million cash and resulted in a $287,000 after-tax gain recorded in the second quarter of 2005. Cumberland Advisors had assets of $1.8 million. Cumberland Advisors, based in Vineland, New Jersey, is a SEC registered investment advisor specializing in fixed income money management and equities with approximately $700 million in assets under management at June 30, 2005. It was acquired by the Corporation on April 30, 2004 as part of its Millennium Bank acquisition. Based upon management’s analysis of Cumberland Advisors’ results of operations and assets in comparison to the Corporation’s, management determined the impact of the sale of Cumberland Advisors is immaterial, and therefore the transaction is not presented as discontinued operations.

On April 1, 2005, the Bank completed the sale of its McAdoo branch located in Schuylkill County, Pennsylvania with deposits of $13.9 million as well as certain loans and other assets of $5.8 million to The Legacy Bank. In connection with the sale, the Bank paid net cash of $7.4 million and recorded a pre-tax profit of $690,000 during the second quarter of 2005.

Note 2 - Dispositions / Acquisition (Continued)

On April 30, 2004, the Corporation completed its acquisition of Millennium Bank which was merged with and into the Bank. Millennium Bank was based in Malvern, Pennsylvania with four banking offices, specializing in commercial lending and client relationship banking along with the wealth management unit, Cumberland Advisors, Inc. Millennium Bank’s results of operations are included in the Corporation’s results beginning April 30, 2004 through June 30, 2005.

The aggregate purchase price was $52.8 million in cash and stock which included $5.5 million in expenses associated with the acquisition. The Corporation acquired 100% of the outstanding shares of Millennium Bank. Millennium Bank shares of 1,511,624 were exchanged at a conversion ratio of .6256 (.65688 restated*) for 945,672 (992,956 restated*) common shares of the Corporation’s common stock and Millennium Bank shares of 1,008,050 were exchanged for cash consideration of $16.1 million. Millennium Bank options of 302,250 were cashed out for consideration of $2.3 million and options of 453,325 were exchanged at a conversion ratio of .6256 (.65688 restated*) to acquire 283,601 shares (297,787 restated*) of the Corporation’s common stock (252,321 (264,943 restated*) options at an exercise price of $10.71 to $15.98 ($10.20 to $15.22 restated*) and 31,280 (32,844 restated*) performance based options at an exercise price of $13.59 ($12.94 restated*)).

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

On February 22, 2001, the Corporation issued $5.0 million of 10.2% junior subordinate deferrable interest debentures (the debentures) to Harleysville Statutory Trust I (Trust I), a Connecticut business trust, in which the Corporation owns all of the common equity. Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. Management has determined that Trust I qualifies as a variable interest entity under FIN 46, as revised. The Corporation deconsolidated Trust I during the first quarter of 2004 which resulted in the investment in the common stock of Trust I to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $155,000. The trust preferred securities must be redeemed upon maturity of the subordinate debentures on February 22, 2031. The Corporation may redeem the debentures prior to their stated maturity upon the occurrence of specified special events or at the specified optional redemption dates. The Corporation may redeem the debentures, in whole but not in part, at any time, within 90 days following the occurrence and continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval if required. If the special redemption date is before February 22, 2011, the special redemption price is the greater of (i) 100% of the principal amount of the debentures, plus accrued and unpaid interest on the debentures to the special redemption date, or (ii) as determined by a quotation agent, the sum of (a) the present value of the principal amount of the debentures at 105.10% of the principal amount and the present value of interest payable from the special redemption date to February 22, 2011, each discounted to the special redemption date on a semi-annual basis, plus (b) accrued and unpaid interest on the debentures to the special redemption date. If the special redemption date is on February 22, 2011, the redemption price is 105.10% of the principal amount, and declines annually to 100.00% on February 22, 2021 and thereafter, plus accrued and unpaid interest on the debentures to the redemption date. The Corporation also may redeem the debt securities, in whole or in part, at the stated optional redemption date of February 22, 2011 and semi-annually thereafter, subject to regulatory approval if required. The redemption price on February 22, 2011 is equal to 105.10% of the principal amount, and declines annually to 100.00% on February 22, 2021 and thereafter, plus accrued and unpaid interest on the debentures to the redemption date.

The Corporation’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of Trust I’s and Trust II’s obligations under the trust preferred securities.

Note 3 - Trust Preferred Securities (Continued)

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

Net periodic defined benefit pension expense for the six months ended June 30, 2005 and 2004 included the following components:

	Six Months Ended
	June 30,
(Dollars in thousands)	2005	2004

Service cost	$526	$436
Interest cost	321	282
Expected return on plan assets	(262)	(238)
Amortization of prior service cost	—	(52)
Amortization of unrecognized net actuarial loss	46	40
Net periodic benefit expense	$631	$468

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

	Three Months Ended		Six Months Ended
	June 30,		June 30
(Dollars in thousands, except number of shares and per share data)	2005	2004	2005	2004

Basic earnings per share
Net income available to common shareholders	$9,690	$9,382	$18,855	$18,289
Weighted average common shares outstanding	26,240,307	25,861,549	26,243,704	25,494,791
Basic earnings per share	$.37	$.37	$.72	$.72

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$9,690	$9,382	$18,855	$18,289
Weighted average common shares outstanding	26,240,307	25,861,549	26,243,704	25,494,791
Dilutive potential common shares (1), (2)	534,808	861,383	579,146	931,093
Total diluted weighted average common shares outstanding	26,775,115	26,722,932	26,822,850	26,425,884
Diluted earnings per share	$.36	$.35	$.70	$.69

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three and six months ended June 30, 2005, there were 337,786 antidilutive options at an average price of $28.27. For the three and six months ended June 30, 2004, there were 228,900 antidilutive options at an average price of $29.16.

Note 7 - Comprehensive Income

The Corporation follows SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards to provide prominent disclosure of comprehensive income items. The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Six months ended June 30, 2005	Amount	(Expense)	aamount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(3,132)	$1,096	$(2,036)
Less reclassification adjustment for net gains realized in net income	1,149	(402)	747
Net unrealized losses	(4,281)	1,498	(2,783)
Change in fair value of derivatives used for cash flow hedges	367	(128)	239
Unrealized loss on termination of cash flow hedge	(242)	85	(157)
Other comprehensive loss, net	$(4,156)	$1,455	$(2,701)

(Dollars in thousands)	Before tax	Tax	Net of tax
Six months ended June 30, 2004	amount	(Expense )	amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(25,512)	$8,929	$(16,583)
Less reclassification adjustment for net gains realized in net income	1,541	(539)	1,002
Net unrealized losses	(27,053)	9,468	(17,585)
Change in minimum pension liability	460	—	460
Change in fair value of derivatives used for cash flow hedges	(37)	13	(24)
Other comprehensive loss, net	$(26,630)	$9,481	$(17,149)

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

The approximate contract amounts are as follows:

	Total Amount Committed at

Commitments	June 30, 2005	December 31, 2004
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$688,710	$660,238
Standby letters of credit and financial guarantees written	20,432	17,217
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	20,000	45,000

The interest rate swaps have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. During the first quarter of 2005, the Corporation terminated a swap with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006. The loss is being recorded into net interest income from accumulated other comprehensive loss. For the three and six months ended June 30, 2005, the Corporation amortized into net interest income $45,000 and $69,000, respectively, related to this swap.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at June 30, 2005 and December 31, 2004 of $5.6 million and $5.1 million, respectively and commitments to sell mortgage loans at a specified rate at June 30, 2005 and December 31, 2004 of $1.3 million and $2.2 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At June 30, 2005, the commitments had a positive fair value of $12,000 which was recorded as other income. At December 31, 2004, the commitments had a positive fair value of $5,000 which was recorded as other income.

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure related to the sold leases is $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which is the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Corporation will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010 with approximately 90% of the lease financing receivables estimated to be paid down by 2007. The outstanding balance of these sold leases at June 30, 2005 was $7.8 million.

Note 9 - Recent Accounting Pronouncements

In June 2005, the FASB approved the issuance of proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final without providing additional guidance on the meaning of other-than-temporary impairment. The final FSP will be retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and will supersede EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP will replace the guidance in paragraphs 10-18 of EITF Issue 03-1 (which had been deferred by FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”) with references to existing other-than-temporary impairment guidance, such as FAS 115,“Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion 18,“The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The FASB approved the proposed FSP subject to a vote on the final draft. Upon final issuance, the Corporation will determine the impact FSB FAS 115-1 will have on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (FAS 154). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. FAS 154 carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. FAS 154 carries forward the provisions of SFAS No. 3 that govern reporting accounting changes in interim financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections of errors made in fiscal years beginning after June 1, 2005. FAS 154 is not expected to have a material impact on the Corporation’s financial position or results of operations.

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

In addition to historical information, this Form 10-Q contains forward-looking statements. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When we use words such as “believes,”“expects,”“anticipates,” or similar expressions, we are making forward-looking statements.

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

Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuations: deposit premiums based on market deals, current stock pricing tracking as a multiple of book value, discounted cash flow of earnings with a terminal value and market multiple of earnings. Management performed its annual review of goodwill at June 30, 2005 and determined there was no impairment of goodwill. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Financial Overview

The Corporation earned $9.7 million in the second quarter of 2005, a 3.3% increase over second quarter 2004 earnings of $9.4 million. Earnings for the first six months of 2005 increased 3.1% to $18.9 million from $18.3 million during the same period in 2004. The higher earnings for 2005 reflected increases in trust and investment services income and loan interest income, gain on sale of the Bank’s McAdoo branch partially offset by increases in interest expense on deposits and salaries and benefits expense.

For the quarter ending June 30, 2005, diluted earnings per share of $.36 increased 2.9% over the $.35 earned during the second quarter of 2004 and basic earnings per share of $.37 remained level with the earnings during the same period last year. For the six-month period ended June 30, 2005, diluted earnings per share were $.70 compared to $.69 for the same period in 2004, and basic earnings per share of $.72 remained level with earnings during the first six months of 2004. The financial results for 2005 include the impact of operations from the acquisition of Millennium Bank effective April 30, 2004.

The Corporation’s consolidated total assets were $3.03 billion at June 30, 2005, an increase of 5.8% or $166.6 million above the June 30, 2004, level of $2.87 billion. Of this increase, 7.2% or $207.2 million was due to loan growth partially offset by a net decrease in cash and investments of 1.3% or $38.7 million. Total assets at June 30, 2005 remained level compared to December 31, 2004 with $45.5 million growth in loans offset by a decrease in cash and investment securities of $38.3 million.

For the three months ended June 30, 2005, the annualized return on average shareholders’ equity and the annualized return on average assets were 14.30% and 1.29%, respectively. For the same period in 2004, the annualized return on average shareholders’ equity was 15.06% and the annualized return on average assets was 1.37%. The decrease in the annualized return on average shareholders’ equity during 2005 was primarily due to the increase in equity in the Millennium Bank acquisition.

Nonperforming assets (nonaccruing loans, net assets in foreclosure and loans past due 90 days or more and still accruing interest) were .15% of total assets at June 30, 2005, an improvement compared to .20% at December 31, 2004 and .16% at June 30, 2004. The ratio of the allowance for loan losses to nonperforming loans was 448.7% at June 30, 2005, compared to 324.6% at December 31, 2004 and 430.8% at June 30, 2004. The annualized net loans charged-off to average loans was 0.10% during the second quarter of 2005, compared to 0.18% during the second quarter of 2004.

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

On April 30, 2004, the Corporation completed the acquisition of Millennium Bank, Malvern, PA. Millennium Bank was merged into the Bank. This transaction was accounted for in accordance with SFAS No. 141 “Business Combinations.” Millennium Bank’s shareholders received 946,000 (993,000 restated for a five percent stock dividend) of the Corporation’s common stock and $16.1 million in exchange for all outstanding common shares. Millennium Bank option holders received $2.3 million and options to acquire 284,000 shares (298,000 restated for a five percent stock dividend) of the Corporation’s common stock in exchange for all outstanding options.

Net Interest Income

Net interest income on a fully tax-equivalent basis in the second quarter of 2005 increased $217,000, or .9% over the same period in 2004 and $1.4 million, or 3.1% from the six-month period ending June 30, 2004. This increase was primarily due to higher loan volume partially offset by higher deposit rates and an elevated level of borrowings.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three and six months ended June 30, 2005 compared to June 30, 2004 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended			Six Months Ended
	June 30, 2005 compared to			June 30, 2005 compared to
(Dollars in thousands)	June 30, 2004			June 30, 2004

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate

Increase (decrease) in interest income:
Investment securities *	$ (346)	$ (895)	$ 549	$ (35)	$ (923)	$ 888
Federal funds sold and deposits in banks	226	19	207	407	31	376
Loans *	5,705	4,599	1,106	11,053	10,757	296
Total	5,585	3,723	1,862	11,425	9,865	1,560

Increase (decrease) in interest expense:
Savings and money market deposits	3,270	355	2,915	5,823	781	5,042
Time deposits	531	(191)	722	724	(369)	1,093
Borrowed funds	1,567	400	1,167	3,480	2,162	1,318
Total	5,368	564	4,804	10,027	2,574	7,453

Net increase (decrease) in interest income	$ 217	$3,159	$(2,942)	$ 1,398	$7,291	$(5,893)
*Tax equivalent basis using a tax rate of 35%

The table below presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended June 30,			Three Months Ended June 30,
	2005			2004

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$628,696	$5,630	3.59%	$724,609	$5,721	3.18%
Nontaxable investments (1)	271,761	4,353	6.42	258,811	4,608	7.16
Total investment securities	900,457	9,983	4.45	983,420	10,329	4.22
Federal funds sold and deposits in banks	44,347	307	2.78	36,855	81	0.88
Loans (1) (2)	1,879,028	28,285	6.04	1,572,830	22,580	5.77
Total earning assets	2,823,832	38,575	5.48	2,593,105	32,990	5.12
Noninterest-earning assets	182,244			166,458
Total assets	$3,006,076			$2,759,563

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,233,472	5,039	1.64	$1,052,563	1,769	0.68
Time	653,903	5,660	3.47	679,001	5,129	3.04
Total interest-bearing deposits	1,887,375	10,699	2.27	1,731,564	6,898	1.60
Borrowed funds	457,129	4,343	3.81	404,446	2,776	2.76
Total interest bearing liabilities	2,344,504	15,042	2.57	2,136,010	9,674	1.82
Noninterest-bearing liabilities:
Demand deposits	339,234			316,715
Other liabilities	50,603			56,334
Total noninterest-bearing liabilities	389,837			373,049
Total liabilities	2,734,341			2,509,059
Shareholders' equity	271,735			250,504
Total liabilities and shareholders' equity	$3,006,076			$2,759,563
Net interest spread			2.91			3.30
Effect of noninterest-bearing sources			0.43			.32
Net interest income/margin on earning assets		$23,533	3.34%		$23,316	3.62%

Less tax equivalent adjustment		1,686			1,996
Net interest income		$21,847			$21,320

(Dollars in thousands)	Six Months Ended June 30,			Six Months Ended June 30,
	2005			2004

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$640,440	$11,684	3.68%	$700,990	$11,242	3.23%
Nontaxable investments (1)	265,250	8,485	6.45	245,877	8,962	7.33
Total investment securities	905,690	20,169	4.49	946,867	20,204	4.29
Federal funds sold and deposits in banks	44,885	576	2.59	38,618	169	0.88
Loans (1) (2)	1,862,311	54,716	5.92	1,493,816	43,663	5.88
Total earning assets	2,812,886	75,461	5.41	2,479,301	64,036	5.19
Noninterest-earning assets	178,416			149,023
Total assets	$2,991,302			$2,628,324

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,234,995	9,319	1.52	$1,036,679	3,496	0.68
Time	646,064	10,967	3.42	669,439	10,243	3.08
Total interest-bearing deposits	1,881,059	20,286	2.17	1,706,118	13,739	1.62
Borrowed funds	455,522	8,358	3.70	327,862	4,878	2.99
Total interest bearing liabilities	2,336,581	28,644	2.47	2,033,980	18,617	1.84
Noninterest-bearing liabilities:
Demand deposits	330,621			298,762
Other liabilities	52,464			54,137
Total noninterest-bearing liabilities	383,085			352,899
Total liabilities	2,719,666			2,386,879
Shareholders' equity	271,636			241,445
Total liabilities and shareholders' equity	$2,991,302			$2,628,324
Net interest spread			2.94			3.35
Effect of noninterest-bearing sources			0.42			.33
Net interest income/margin on earning assets		$46,817	3.36%		$45,419	3.68%

Less tax equivalent adjustment		3,300			3,869
Net interest income		$43,517			$41,550

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the second quarter of 2005 increased $5.6 million, or 16.9% over the same period in 2004. This increase was primarily due to higher average loans of $306.2 million, or 19.5% and a 27 basis point increase in the average rate earned on loans. Interest expense increased $5.4 million during the second quarter of 2005 versus the comparable period in 2004 mainly due to higher deposit and borrowing rates. The rate paid on average deposits during the second quarter of 2005 of 2.27% was 67 basis points higher compared to the same period in 2004 primarily due to higher rates on money market accounts as well as interest checking and time deposits accounts. The rate paid on average borrowings for the second quarter of 2005 of 3.81% was 105 basis points higher than the comparable period in 2004 mainly due to an increase in short-term borrowing rates.

Net Interest Margin

The net interest margin for the second quarter of 2005 was 3.34%, compared to 3.37% for the first quarter of 2005 and 3.62% for the second quarter of 2004. The decline in the net interest margin from 2004 is primarily due to higher funding costs, particularly in money market deposit accounts and short-term borrowings.

During the second quarter of 2005, the Corporation continued to manage its balance sheet in an effort to position it for the longer term and potentially higher rates. The Corporation continued to sell securities that exhibit extension risk in a rising rate environment and purchased securities with more stable cash flows in such a rate environment. As a result, the balance sheet is better positioned to minimize market risk from rising rates.

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

The Corporation had two interest-rate swaps with a notional value totaling $20.0 million and a positive fair value of $420,000 at June 30, 2005. During the first quarter of 2005, the Corporation terminated a swap with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006. For the three and six months ended June 30, 2005, the Corporation amortized into net interest income $45,000 and $69,000, respectively, related to this swap.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the June 30, 2005 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates are shocked up to 300 basis points and down to 200 basis points, but is outside of guidelines when rates are shocked down 300 basis points.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of June 30, 2005. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	of Equity	Change	Percent Change

+300 Basis Points	$334,006	$(77,557)	-18.84%	+/- 35%
+200 Basis Points	364,099	(47,464)	-11.53	+/- 25
+100 Basis Points	396,563	(15,000)	-3.64	+/- 15
Flat Rate	411,563	-	0.00
-100 Basis Points	402,583	(8,980)	-2.18	+/- 15
-200 Basis Points	381,312	(30,251)	-7.35	+/- 25
-300 Basis Points	349,833	(61,730)	-15.00	+/- 35

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

The historic loss model includes an imprecision component (soft factors) that reflects management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. Furthermore, given that past performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit management staff to assess the direction of credit risk and its instant affect on losses. These reports include the exception tracking reports, the credit bureau score distribution report, the debt to income summary, etc. These are a few of the many reports that drive the judgmental component. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the specific segments of the portfolio based on the historic loss component.

For the second quarter of 2005, the provision for loan losses was $650,000, compared to $497,000 for the same period in 2004. For the six months ended June 30, 2005, the provision for loan losses was $1.4 million compared to $986,000 for the same period in 2004. The increase in the provision was primarily due to inherent risk related to loan growth. Nonperforming assets, including nonaccrual loans, net assets in foreclosure and loans 90 days or more past due was .15% of total assets at June 30, 2005, an improvement compared to .20% at December 31, 2004, and .16% at June 30, 2004. Nonperforming assets decreased $1.4 million at June 30, 2005, in relation to December 31, 2004 mainly due to a lower level of commercial real estate loans past due 90 days or more and nonaccrual loans as a result of payments made. The ratio of the allowance for loan losses to nonperforming loans (nonaccruing loans and loans 90 days or more past due) was 448.7% at June 30, 2005, compared to 324.6% at December 31, 2004 and 430.8% at June 30, 2004. The increase in the ratio at June 30, 2005 compared to December 31, 2004 was primarily due to the aforementioned decrease in nonperforming loans. Net loans charged off were $484,000 for the second quarter of 2005 compared to $698,000 for the same quarter in 2004. Net loans charged off for the six months ended June 30, 2005 were $965,000 compared to $1.5 million for the comparable period in 2004.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses

	Six Months Ended
	June 30,
(Dollars in thousands)	2005	2004

Average loans	$1,862,311	$1,493,816

Allowance, beginning of period	18,455	16,753
Loans charged off:
Commercial and industrial	229	188
Consumer	922	1,065
Real estate	117	159
Lease financing	31	416
Total loans charged off	1,299	1,828
Recoveries:
Commercial and industrial	13	—
Consumer	207	277
Real estate	80	30
Lease financing	34	45
Total recoveries	334	352
Net loans charged off	965	1,476
Reserve from Millennium Bank acquisition	—	1,677
Provision for loan losses	1,400	986
Allowance, end of period	$18,890	$17,940
Ratio of net charge offs to average
Loans outstanding (annualized)	0.10%	0.20%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

	June 30, 2005		December 31, 2004
		Percent of		Percent of
(Dollars in thousands)	Amount	Reserve	Amount	Reserve

Real estate	$5,174	27%	$4,923	27%
Commercial
and industrial	7,860	42%	7,456	40%
Consumer	5,432	29%	5,515	30%
Lease financing	424	2%	561	3%
Total	$18,890	100%	$18,455	100%

Table 6—Nonperforming Assets

(Dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004

Nonaccrual loans	$3,531	$4,705	$3,245
Loans 90 days or more past due	679	981	919
Total nonperforming loans	4,210	5,686	4,164
Net assets in foreclosure	459	370	389
Total nonperforming assets	$4,669	$6,056	$4,553

Allowance for loan losses to nonperforming loans	448.7%	324.6%	430.8%
Nonperforming loans to total net loans	0.22%	0.31%	0.25%
Allowance for loan and lease losses to total loans	1.00%	1.00%	1.07%
Nonperforming assets to total assets	0.15%	0.20%	0.16%

Nonaccruing loans at June 30, 2005 of $3.5 million, decreased $1.2 million from the December 31, 2004 level of $4.7 million, and increased $286,000 from the June 30, 2004 level of $3.2 million. The decrease in nonaccruing loans at June 30, 2005, compared to December 31, 2004 was primarily the result of a decrease in nonaccruing commercial real estate loans of $624,000 and residential real estate loans of $300,000 as a result of payments made.

Net assets in foreclosure of $459,000 at June 30, 2005 were relatively unchanged compared to $370,000 at December 31, 2004, and $389,000 at June 30, 2004. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. As of June 30, 2005, loans past due 90 days or more and still accruing interest were $679,000 compared to $981,000, as of December 31, 2004, and $919,000 as of June 30, 2004. The decrease in loans past due 90 days or more at June 30, 2005, compared to December 31, 2004 and June 30, 2004, was mainly due to a lower level of commercial real estate loans past due 90 days or more as a result of payments made.

Table 7—Impaired Loans

(Dollars in thousands)	June 30, 2005	Dec. 31, 2004	June 30, 2004

Impaired Loans	$1,278	$2,144	$1,969

Average year-to-date impaired loans	$1,256	$1,795	$1,997

Impaired loans with specific loss allowances	$1,278	$2,144	$1,969

Loss allowances reserved on impaired loans	$145	$243	$204

Year-to-date income recognized on impaired loans	$19	$2	$—

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Total noninterest income of $7.8 million for the second quarter of 2005 reflects an increase of $1.5 million, or 23.3% from the comparable period in 2004 and $2.6 million, or 21.7% for the six-month period ended June 30, 2005, from $12.1 million for the same period in 2004. The second quarter increase is primarily due to an increase of $463,000 in trust and investment advisory fees and gains on sales of $690,000 for the Bank’s McAdoo branch and $287,000 for Cumberland Advisors, Inc. The increase over the first six months of 2004 was attributed to the aforementioned gains on sales as well as a cumulative increase in trust and investment advisory fees of $1.3 million and an additional $245,000 in income from credit life reinsurance activities.

Income from the Millenniun Wealth Management and Private Banking Division increased $463,000, or 29.2% during the second quarter of 2005 over the same period in 2004 and $1.3 million, or 46.9% during the six-month period ending June 30, 2005 over the comparable in 2004. This increase was primarily attributable to the former Cumberland Advisors subsidiary acquired with the Millennium Bank acquisition and growth in assets under management. Management does not believe the sale of Cumberland Advisors on June 30, 2005 (discussed below) will have a material impact on the Corporation’s future results of operations.

On April 1, 2005, the Bank completed the sale of its McAdoo branch located in Schuylkill County, Pennsylvania with deposits of $13.9 million as well as certain loans and other assets of $5.8 million to The Legacy Bank. In connection with the sale, the Bank paid net cash of $7.4 million and recorded a pre-tax profit of $690,000 during the second quarter of 2005. The Legacy Bank is a Pennsylvania commercial bank with 9 offices in 5 counties throughout central Pennsylvania.

Other income for the second quarter of 2005 increased $311,000, or 19.3% compared to the same period in 2004 and year-to-date other income increased $726,000, or 25.6%. On June 30, 2005, the Bank sold its former subsidiary, Cumberland Advisors, Inc., to David R. Kotok and Associates, Inc. in a management buyout. The sale price was $2.0 million cash and resulted in a $287,000 after-tax gain recorded in the second quarter of 2005. Cumberland Advisors had assets of $1.8 million. Cumberland Advisors, based in Vineland, New Jersey, is a SEC registered investment advisor specializing in fixed income money management and equities with approximately $700 million in assets under management at June 30, 2005. The increase in other income over the first six months of 2004 was primarily due to the gain on sale of Cumberland Advisors, as well as an additional $245,000 in income from credit life reinsurance activities.

The Corporation’s net security gains decreased $415,000 and $392,000 for the first three and six months of 2005, respectively, compared to the same periods in 2004. The net security gains were primarily the result of the sale of equity securities during the first quarter of 2005 and the sale of trust-preferred securities with call provisions in the near term during the second quarter of 2005. During the comparable periods in 2004, the Corporation sold investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments.

Noninterest Expense

Noninterest expense of $16.9 million for the second quarter of 2005 increased $2.3 million, or 15.8% from $14.6 million in the second quarter of 2004 and $4.0 million, or 14.0% for the first six months of 2005 in comparison to the same period in 2004.

Salaries and benefits expense increased $1.3 million during the second quarter of 2005 from the comparable period in 2004 and $2.6 million for the six months ended June 30, 2005 over the same period in 2004. These increases are primarily related to the acquisition of Millennium Bank and higher pension and healthcare costs.

Occupancy expense increased $430,000 for the first six months ended June 30, 2005 over the same period in 2004 mostly due to the Millennium acquisition and a new branch opening.

Other expense increased $996,000 for the second quarter of 2005 and $1.1 million for the six-month period mainly due to increased expenses for professional fees (Sarbanes-Oxley Act related mandatory evaluations) and advertising as well as deferred compensation expense for directors and employees. Partially offsetting the variances for the six-month period were higher loan origination expense deferrals related to increased loan origination volume.

Federal Income Taxes

The effective income tax rate for the quarter ended June 30, 2005 was 19.3% and for the six months ended June 30, 2005 was 22.2% versus the statutory rate of 35%. The Corporation’s effective rate is lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance as well as the non-taxable gain on the sale of Cumberland Advisors, Inc. during the second quarter of 2005. The effective income tax rate for the second quarter of 2004 was 24.1% and for the first six months of 2004 was 24.0%.

Balance Sheet Analysis

Total assets at June 30, 2005 remained level compared to December 31, 2004 with $45.5 million growth in loans offset by a decrease in cash and investment securities of $38.3 million.

Loans grew by $45.5 million to $1.87 billion at June 30, 2005 from $1.83 billion at December 31, 2004. This growth was primarily due to increases in commercial mortgage loans and consumer loans. The balance of investment securities available for sale at June 30, 2005 of $829.9 million decreased $44.8 million compared to the December 31, 2004 balance while cash increased by $11.7 million. The decrease in investment securities was primarily the result of sales of mortgage-backed and U.S. government agency securities. Total deposits of $2.22 billion at June 30, 2005, remained level with December 31, 2004.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending June 30, 2005 was $275.5 million, an increase of $5.0 million over the end of 2004. The increase was primarily the result of the retention of the Corporation's earnings partially offset by dividends paid to the shareholders and the accumulated other comprehensive loss. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of June 30, 2005	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$288,759	12.36%	$186,950	8.00%	$233,687	-
Harleysville National Bank	251,013	10.81%	185,764	8.00%	232,205	10%
Tier 1 Capital (to risk weighted assets):
Corporation	269,373	11.53%	93,475	4.00%	140,212	-
Harleysville National Bank	232,023	9.99%	92,882	4.00%	139,323	6%
Tier 1 Capital (to average assets):
Corporation	269,373	9.06%	118,940	4.00%	148,675	-
Harleysville National Bank	232,023	7.90%	117,508	4.00%	146,885	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2004	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$280,055	12.21%	$183,436	8.00%	$ 229,295	—
Harleysville National Bank	240,695	10.60%	181,647	8.00%	227,059	10%
Tier 1 Capital (to risk weighted assets):
Corporation	260,480	11.36%	91,718	4.00%	137,577	—
Harleysville National Bank	222,140	9.78%	90,823	4.00%	136,235	6%
Tier 1 Capital (to average assets):
Corporation	260,480	8.91%	116,950	4.00%	146,187	—
Harleysville National Bank	222,140	7.70%	115,439	4.00%	144,299	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders’ equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 2005, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.53%, and the total risk-adjusted capital ratio was 12.36%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at June 30, 2005.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 9.06% at June 30, 2005 and 8.91% at December 31, 2004.

The year-to-date June 30, 2005 cash dividend per share of $.36 was 12.5% higher than the cash dividend for the same period in 2004 of $.32. The dividend payout ratio for the first six months of 2005 was 51.4%, compared to 45.5% for the same period in 2004. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first six months of 2005.

Liquidity

Liquidity is a measure of the ability of the Bank to meet its needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Bank arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model’s projection of potential sources and uses of funds for the next 120 days. The resulting projections as of June 30, 2005 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB. As of June 30, 2005, the Bank had borrowings outstanding with the FHLB of $282.8 million ($10.0 million in federal funds purchased and $272.8 million in long-term borrowings), other federal funds purchased of $30.0 million and pledged investment securities available for sale of $440.3 million. At June 30, 2005, the Bank had unused lines of credit at the FHLB of $372.5 million, unused federal funds lines of credit of $100.0 million and unpledged investment securities available for sale of $332.6 million.

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

Branching

The Corporation is currently planning to open a new location in South Whitehall Township, Lehigh County during the fourth quarter of 2005. The location will house a retail branch as well as a Millennium Wealth Management office. We also plan to open a new retail branch in Warminster Township, Bucks County during 2006. The Corporation continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

Item 3 - Qualitative and Quantitative Disclosures About Market Risk

In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, using policies and procedures approved by the Bank’s Board of Directors, is responsible for managing the rate sensitivity position.

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided on page 19 of this Form 10-Q.

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

(ii) Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and in response to the material weakness identified in the Annual Report on Form 10-K for the fiscal year end December 31, 2004, the Corporation has remediated a significant number of access control issues relative to general ledger, deposits, loans, the Bank’s Automated Clearing House, and central information files through the adjustment of menu options and/or access rights. Additional control procedures and related documentation requirements have also been implemented. The Corporation continues to implement access control remediation procedures. The Corporation has initiated a Company-wide project to develop new access menus for all employees to further strengthen access controls. Upon completion of the project during the third quarter of 2005, the new access menu controls will be tested for effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents the repurchase activity of the Corporation’s stock repurchase programs during the second quarter of 2005 (all share information has been restated retroactively for the effect of stock dividends and splits). The repurchased shares will be used for general corporate purposes.

	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased under the Plans(1)

April 1-30, 2005	32,000	$ 20.25	32,000	26,067
May 1-31, 2005	14,300	21.58	14,300	1,296,767
June 1-30, 2005	31,767	23.26	31,767	1,265,000
Total	78,067	$21.72	78,067
(1)
On December 14, 2000, the Board of Directors authorized a program to purchase up to 1,249,000 shares (restated for stock dividends and splits), or 5%, of its outstanding common stock. This repurchase plan was completed during the second quarter of 2005. On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,285,000 shares, or 4.9%, of its outstanding common stock.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable

Item 5. Other Information

(a)	None to report.

(b)	There were no changes in the manner shareholders may recommend nominees to the Registrant’s Board of Directors.

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

(10.12)
Supplemental Executive Retirement Benefit Agreement dated February 23, 2004 between Michael B. High, Executive Vice President and former Chief Financial Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.13)
Employment Agreement effective April 1, 2005 between Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.14)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

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

(10.24)
Employment Agreement effective January 1, 2005 between Gregg J. Wagner, President and Chief Executive Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.25)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Gregg J. Wagner, the current President and Chief Executive Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.26)
Employment Agreement dated May 18, 2005, between George S. Rapp, Senior Vice President and Chief Financial Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on May 20, 2005.)

(10.27)
Stock Purchase Agreement dated June 30, 2005, between David R. Kotok & Associates, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2005.)

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

                                             HARLEYSVILLE NATIONAL CORPORATION

Date: August 9, 2005                                                       /s/ Gregg J. Wagner
      Gregg J. Wagner, President, Chief Executive Officer and Director
                                              (Principal executive officer)

           Date: August 9, 2005                                                 /s/ George S. Rapp
                                   George S. Rapp, Senior Vice President and Chief Financial Officer
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

(10.12)
Supplemental Executive Retirement Benefit Agreement dated February 23, 2004 between Michael B. High, Executive Vice President and former Chief Financial Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.13)
Employment Agreement effective April 1, 2005 between Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.14)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

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

(10.24)
Employment Agreement effective January 1, 2005 between Gregg J. Wagner, President and Chief Executive Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.25)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Gregg J. Wagner, the current President and Chief Executive Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.26)
Employment Agreement dated May 18, 2005, between George S. Rapp, Senior Vice President and Chief Financial Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on May 20, 2005.)

(10.27)
Stock Purchase Agreement dated June 30, 2005, between David R. Kotok & Associates, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2005.)

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

Exhibit 31.1
CERTIFICATION

I, Gregg J. Wagner, President, Chief Executive Officer and Director, certify, that:

1. I have reviewed this quarterly report on Form 10-Q of Harleysville National Corporation.

2.
Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2005                                               /s/ Gregg J. Wagner
Gregg J. Wagner
President, Chief Executive Officer and Director
    Harleysville National Corporation

Exhibit 31.2

CERTIFICATION

I, George S. Rapp, Senior Vice President and Chief Financial Officer certify, that:

1. I have reviewed this quarterly report on Form 10-Q of Harleysville National Corporation.

2.
Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2005                                              /s/ George S. Rapp
George S. Rapp
Senior Vice President and Chief Financial Officer
Harleysville National Corporation

Exhibit 32.1

HARLEYSVILLE NATIONAL CORPORATION
CERTIFICATION
PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Harleysville National Corporation (the “Corporation”) Quarterly Report on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Gregg J. Wagner, President, Chief Executive Officer and Director of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the Report.

/s/ Gregg J. Wagner
Gregg J. Wagner
President, Chief Executive Officer and Director
Harleysville National Corporation

Date: August 9, 2005

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Harleysville National Corporation and will be retained by the Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

HARLEYSVILLE NATIONAL CORPORATION
CERTIFICATION
PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Harleysville National Corporation (the "Corporation") Quarterly Report on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, George S. Rapp, Senior Vice President and Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the Report.

/s/ George S. Rapp
George S. Rapp
Senior Vice President and Chief Financial Officer
Harleysville National Corporation

Date: August 9, 2005

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Harleysville National Corporation and will be retained by the Corporation and furnished to the Securities and Exchange Commission or its staff upon request.