Form 10-Q
period 2005-09-30
HARLEYSVILLE NATIONAL CORP
filed 2005-11-08
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,402,826 shares of Common Stock, $1.00 par value, outstanding on November 4, 2005.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$62,133	$50,699
Federal funds sold and securities purchased under agreements to resell	71,000	52,000
Interest-bearing deposits in banks	6,915	4,291
Total cash and cash equivalents	140,048	106,990
Residential mortgage loans held for sale	4,063	1,236
Investment securities available for sale	837,405	874,732
Investment securities held to maturity (market value $63,560 and $69,704, respectively)	62,940	68,831
Total loans and leases	1,937,803	1,844,566
Less: Allowance for loan losses	(19,205)	(18,455)
Net loans	1,918,598	1,826,111
Premises and equipment, net	26,806	26,963
Accrued interest receivable	12,719	12,089
Net assets in foreclosure	469	370
Goodwill	31,552	32,548
Intangible assets, net	4,067	4,168
Bank-owned life insurance	58,735	52,109
Other assets	22,736	18,368
Total assets	$3,120,138	$3,024,515
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$335,614	$333,516
Interest-bearing:
Checking accounts	399,482	305,584
Money market accounts	677,507	713,039
Savings	196,242	223,039
Time, under $100,000	529,302	508,010
Time, $100,000 or greater	211,412	129,375
Total deposits	2,349,559	2,212,563
Federal funds purchased and securities sold under agreements to repurchase	104,491	142,445
Other short-term borrowings	1,706	47,213
Long-term borrowings	292,750	272,750
Accrued interest payable	24,343	26,613
Subordinated debt	51,548	25,774
Other liabilities	20,114	26,625
Total liabilities	2,844,511	2,753,983
Shareholders' Equity:
Series preferred stock, par value $1 per share; Authorized 8,000,000 shares, none issued	-	-
Common stock, par value $1 per share; authorized 75,000,000 Shares; issued 27,500,407 shares at September 30, 2005 and
27,319,988 shares at December 31, 2004	27,500	27,320
Additional paid in capital	168,315	160,039
Retained earnings	84,783	99,730
Accumulated other comprehensive income (loss)	(4,102)	1,243
Treasury stock, at cost: 41,324 shares at September 30, 2005 and
1,042,734 shares at December 31, 2004	(869)	(17,800)
Total shareholders' equity	275,627	270,532
Total liabilities and shareholders' equity	$3,120,138	$3,024,515
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share information)	2005	2004	2005	2004

Interest Income:
Loans, including fees	$29,194	$23,226	$82,188	$63,798
Lease financing	483	1,072	1,711	3,570
Investment securities:
Taxable	5,678	6,448	17,362	17,690
Exempt from federal taxes	2,797	2,458	8,476	8,144
Federal funds sold and securities purchased under agreements to resell	353	155	888	305
Deposits in banks	65	7	106	26
Total interest income	38,570	33,366	110,731	93,533

Interest Expense:
Savings and money market deposits	5,916	2,647	15,235	6,143
Time, under $100,000	4,604	4,490	13,542	13,142
Time, $100,000 or greater	1,559	837	3,588	2,428
Short-term borrowings	1,299	329	3,153	888
Long-term borrowings	3,448	2,983	9,952	7,302
Total interest expense	16,826	11,286	45,470	29,903

Net interest income	21,744	22,080	65,261	63,630
Provision for loan losses	650	499	2,050	1,485
Net interest income after provision for loan losses	21,094	21,581	63,211	62,145

Noninterest Income:
Service charges	2,112	2,000	6,113	5,854
Gain on sales in investment securities, net	1,898	112	3,047	1,653
Gain on sale of branch	-	-	690	-
Trust, investment services and advisory income	1,261	1,878	5,241	4,587
Bank-owned life insurance income	497	647	1,635	1,779
Income on life insurance	-	-	177	-
Other income	1,962	2,056	5,522	4,890
Total noninterest income	7,730	6,693	22,425	18,763
Net interest income after provision for loan losses and noninterest income	28,824	28,274	85,636	80,908

Noninterest Expense:
Salaries, wages and employee benefits	9,189	9,754	28,869	26,865
Occupancy	1,277	1,135	3,911	3,339
Furniture and equipment	963	1,217	3,284	3,607
Other expense	3,884	2,371	11,645	9,076
Total noninterest expense	15,313	14,477	47,709	42,887

Income before income tax expense	13,511	13,797	37,927	38,021
Income tax expense	3,349	3,632	8,910	9,567
Net income	$10,162	$10,165	$29,017	$28,454

Net income per share information:
Basic	$0.37	$0.37	$1.05	$1.05
Diluted	$0.36	$0.36	$1.03	$1.02
Cash dividends per share	$0.18	$0.16	$0.52	$0.47
Weighted average number of common shares:
Basic	27,521,780	27,552,647	27,544,393	27,032,475
Diluted	28,075,455	28,408,383	28,134,749	27,945,621

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Nine Months Ended September 30, 2005

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss)	Stock	Total	Income (Loss)

Balance, January 1, 2005	27,320	(1,043)	$27,320	$160,039	$99,730	$1,243	$(17,800)	$270,532
Issuance of stock for stock options, net of tax benefits	142	68	142	2,181	-	-	1,282	3,605
Issuance of stock for stock awards	-	-	-	5	-	-	-	5
Stock dividend	38	1,272	38	6,090	(29,535)	-	23,392	(15)
Net income	-	-	-	-	29,017	-	-	29,017	$29,017
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(5,345)	-	(5,345)	(5,345)
Purchases of treasury stock	-	(338)	-	-	-	-	(7,743)	(7,743)
Cash dividends	-	-	-	-	(14,429)	-	-	(14,429)
Comprehensive income									$23,672
Balance, September 30, 2005	27,500	(41)	$27,500	$168,315	$84,783	$(4,102)	$(869)	$275,627

Nine Months Ended September 30, 2004

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss)	Stock	Total	Income (Loss)

Balance, January 1, 2004	24,668	(823)	$24,668	$98,646	$109,502	$8,098	$(13,861)	$227,053
Issuance of stock for stock options, net of tax benefits	303	-	303	3,911	-	-	-	4,214
Issuance of stock for stock awards	-	-	-	7	-	-	-	7
Stock dividend	1,295	(46)	1,295	28,456	(29,764)	-	-	(13)
Net income	-	-	-	-	28,454	-	-	28,454	$28,454
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(5,662)	-	(5,662)	(5,662)
Issuance of common stock for Acquisition of Millennium Bank	946	-	946	27,974	-	-	-	28,920
Purchases of treasury stock	-	(167)	-	399	-	-	(3,596)	(3,197)
Sale of treasury stock	-	16	-	(275)	-	-	275	-
Cash dividends	-	-	-	-	(12,810)	-	-	(12,810)
Comprehensive income									$22,792
Balance, September 30, 2004	27,212	(1,020)	$27,212	$159,118	$95,382	$2,436	$(17,182)	$266,966

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(Dollars in thousands)	September 30,
	2005	2004
Operating Activities:
Net income	$29,017	$28,454
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,050	1,485
Depreciation and amortization	2,352	3,061
Net amortization of investment securities discounts/premiums	2,126	4,452
Deferred income tax benefit	(2,892)	(569)
Gains on sales of investment securities, net	(3,047)	(1,653)
Gain on sale of branch	(690)	-
Gain on sale of bank subsidiary	(287)	-
Net increase in accrued interest receivable	(642)	(678)
Net increase (decrease) in accrued interest payable	(1,894)	2,533
Net increase in other assets	(2,389)	(1,612)
Net increase (decrease) in other liabilities	(2,598)	2,324
Other, net	5	7
Net cash provided by operating activities	21,111	37,804
Investing Activities:
Proceeds from sales of investment securities available for sale	247,040	1,148,686
Proceeds, maturity or calls of investment securities held to maturity	5,870	1,099
Proceeds, maturity or calls of investment securities available for sale	144,473	214,010
Purchases of investment held to maturity	-	(3,826)
Purchases of investment securities available for sale	(362,435)	(1,387,509)
Net increase in loans	(102,787)	(211,249)
Net cash paid in sale of branch	(7,431)	—
Net cash received from sale of bank subsidiary	1,931	—
Net cash paid due to acquisition, net of cash acquired	—	(18,439)
Net increase in premises and equipment	(2,535)	(4,159)
Purchase of bank-owned life insurance	(5,000)	—
Other net increase in bank-owned life insurance	(1,626)	(1,780)
Proceeds from sales of other real estate	142	1,043
Net cash used in investing activities	(82,358)	(262,124)
Financing Activities:
Net increase in deposits	150,574	79,424
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(37,954)	75,130
Decrease in short-term borrowings	(45,507)	(3,000)
Advances of long-term borrowings	20,000	68,000
Advances of subordinated debt	25,774	20,619
Cash dividends	(14,429)	(12,810)
Repurchase of common stock	(7,743)	(3,197)
Proceeds from the exercise of stock options	3,605	4,214
Other, net	(15)	(13)
Net cash provided by financing activities	94,305	228,367
Net increase in cash and cash equivalents	33,058	4,047
Cash and cash equivalents at beginning of period	106,990	94,857
Cash and cash equivalents at end of the period	$140,048	$98,904

Cash paid during the period for:
Interest	$47,611	$27,753
Income taxes	$12,850	$7,400
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$279	$517
Acquisition of Millennium Bank, common stock issued	$—	$28,920

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries - Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of September 30, 2005, the results of its operations for the three and nine month periods, ended September 30, 2005 and 2004 and the cash flows for the nine month periods, ended September 30, 2005 and 2004. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2004 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.

Goodwill and Intangible Assets

Goodwill decreased to $31.6 million from $32.5 million at December 31, 2004 due to the sale of Cumberland Advisors, Inc. which took place in the second quarter of this year. Amortization and net valuation adjustments of core deposit intangibles and other intangible assets were $150,000 and $208,000 for the three months ended September 30, 2005 and 2004, respectively and $353,000 and $702,000 for the nine months ended September 30, 2005 and 2004, respectively. Management performed its annual review of goodwill at June 30, 2005 and determined there was no impairment of goodwill.

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

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,617,011 shares of common stock to key employees and directors. At September 30, 2005, 2,344,571 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at September 30, 2005, the Corporation has an additional 312,681 granted stock options, which were converted into the Corporation’s options as a result of the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $9.71 to $14.50, at September 30, 2005, except for 34,485 non-qualified performance based stock options which were cancelled in conjunction with the sale of Cumberland Advisors, Inc.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants at September 30, 2005 and September 30, 2004, respectively: dividend yield of 2.86% and 2.66%; expected volatility of 29.66% and 29.10%; risk-free interest rate of 4.04% and 3.94%; and an expected life of 6.96 years and 6.96 years. The options converted as a result of the Millennium Bank acquisition have been excluded from the valuation since they have been included in goodwill under the purchase method of accounting.

Note 1 - Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (all per share information has been adjusted retroactively for the effect of stock dividends).

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2005	2004	2005	2004
Net Income
As reported	$10,162	$10,165	$29,017	$28,454
Less: Stock-based compensation cost determined
Under fair value method for all awards	106	172	503	1,049
Proforma	$10,056	$9,993	$28,514	$27,405

Earnings per share (Basic)
As reported	$.37	$.37	$1.05	$1.05
Proforma	$.37	$.36	$1.04	$1.01

Earnings per share (Diluted)
As reported	$.36	$.36	$1.03	$1.02
Proforma	$.36	$.35	$1.01	$.98

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

The Corporation will adopt FAS 123(R) at the required effective date of January 1, 2006. The Corporation is continuing to evaluate FAS 123(R) and its effects on its results of operations. The Corporation will use the modified prospective application method of transition. Effective January 1, 2006, the Corporation will recognize compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. In accordance with FAS 123(R), the Corporation will estimate the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under FAS 123.

For additional information on other significant accounting policies, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2004 Annual Report on Form 10-K.

Note 2 - Dispositions / Acquisition

On June 30, 2005, the Bank sold its former subsidiary, Cumberland Advisors, Inc., to David R. Kotok and Associates, Inc. in a stock sale. The sale price was $2.0 million cash and resulted in a $287,000 after-tax gain recorded in the second quarter of 2005. Cumberland Advisors had assets of $1.8 million. Cumberland Advisors, based in Vineland, New Jersey, is a SEC registered investment advisor specializing in fixed income money management and equities with approximately $700 million in assets under management at June 30, 2005. It was acquired by the Corporation on April 30, 2004 as part of its Millennium Bank acquisition. Based upon management’s analysis of Cumberland Advisors’ results of operations and assets in comparison to the Corporation’s, management determined the impact of the sale of Cumberland Advisors is immaterial, and therefore the transaction is not presented as discontinued operations.

On April 1, 2005, the Bank completed the sale of its McAdoo branch located in Schuylkill County, Pennsylvania with deposits of $13.9 million as well as certain loans and other assets of $5.8 million to The Legacy Bank. In connection with the sale, the Bank paid net cash of $7.4 million and recorded a pre-tax profit of $690,000 during the second quarter of 2005.

On April 30, 2004, the Corporation completed its acquisition of Millennium Bank which was merged with and into the Bank. Millennium Bank was based in Malvern, Pennsylvania with four banking offices, specializing in commercial lending and client relationship banking along with the wealth management unit, Cumberland Advisors, Inc. Millennium Bank’s results of operations are included in the Corporation’s results beginning April 30, 2004 through September 30, 2005.

The aggregate purchase price was $52.8 million in cash and stock which included $5.5 million in expenses associated with the acquisition. The Corporation acquired 100% of the outstanding shares of Millennium Bank. Millennium Bank shares of 1,511,624 were exchanged at a conversion ratio of .6256 (.68972 restated*) for 945,672 (1,042,603 restated*) shares of the Corporation’s common stock and Millennium Bank shares of 1,008,050 were exchanged for cash consideration of $16.1 million. Millennium Bank options of 302,250 were cashed out for consideration of $2.3 million and options of 453,325 were exchanged at a conversion ratio of .6256 (.68972 restated*) to acquire 283,601 shares (312,681 restated*) of the Corporation’s common stock (252,321 (278,196 restated*) options at an exercise price of $10.71 to $15.98 ($9.71 to $14.50 restated*) and 31,280 (34,485 restated*) performance based options at an exercise price of $13.59 ($12.33 restated*)).

* - Restated for five percent stock dividends paid on September 15, 2005 and September 15, 2004.

Note 3 - Trust Preferred Securities

On September 28, 2005, HNC Statutory Trust III (Trust III), a newly formed Delaware statutory trust subsidiary of the Corporation, issued $25.0 million of fixed/floating rate trust preferred securities which represent undivided beneficial interests in the assets of Trust III. Trust III issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation for general corporate purposes. Trust III holds, as its sole asset, a subordinated debenture in the amount of $25.8 million issued by the Corporation on September 28, 2005. Trust III qualifies as a variable interest entity under FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” The trust preferred securities require quarterly distributions by Trust III to the holders of the trust preferred securities at a fixed rate equal to 5.67% through November 2010 and then will be payable at a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.40% per annum. The trust preferred securities must be redeemed upon maturity of the subordinate debentures on November 23, 2035. The Corporation may redeem the debentures prior to their stated maturity upon the occurrence of specified special events or at the specified optional redemption dates. The Corporation may redeem the debentures, in whole but not in part, at any time, within 90 days following the occurrence and continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval if required. The Corporation also may redeem the debentures, in whole or in part, at the stated optional redemption date of November 23, 2010, and quarterly thereafter, subject to regulatory approval if required. The special and optional redemption price is equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest on the debentures to the redemption date.

On March 25, 2004, HNC Statutory Trust II (Trust II), a Delaware statutory trust subsidiary of the Corporation, issued $20.0 million of floating rate (three-month LIBOR plus a margin of 2.70%) trust preferred securities, which represent undivided beneficial interests in the assets of Trust II. Trust II issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust II holds, as its sole asset, a subordinated debenture in the amount of $20.6 million issued by the Corporation on March 25, 2004. Trust II qualifies as a variable interest entity under FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” The trust preferred securities must be redeemed upon maturity of the subordinate debentures on April 6, 2034. The Corporation may redeem the debentures prior to their stated maturity upon the occurrence of specified special events or at the specified optional redemption dates. The Corporation may redeem the debentures, in whole or in part, at any time, within 90 days following the occurrence and continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval if required. The Corporation also may redeem the debentures, in whole or in part, at the stated optional redemption date of April 7, 2009 and quarterly thereafter, subject to regulatory approval if required. The special and optional redemption price is equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest on the debentures to the redemption date.

Note 3 - Trust Preferred Securities (Continued)

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

The Corporation’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of Trust I’s, Trust II’s and Trust III’s obligations under the trust preferred securities.

In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 capital of bank holding companies. Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The Board’s final rule limits restricted core capital elements to 25% of all core capital elements, net of goodwill, less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the quantitative limits. In addition, the requirement for trust preferred securities to include a call option has been eliminated, and standards for the junior subordinated debt underlying trust preferred securities eligible for Tier 1 capital treatment have been clarified. Management has evaluated the effects of the rule and does not anticipate a material impact on its capital ratios upon implementation.

Note 4 - Pension Plan

The Corporation has a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the 10-year period preceding retirement.

Net periodic defined benefit pension expense for the nine months ended September 30, 2005 and 2004 included the following components:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2005	2004

Service cost	$789	$655
Interest cost	481	424
Expected return on plan assets	(393)	(358)
Amortization of prior service cost	—	(79)
Amortization of unrecognized net actuarial loss	70	60
Net periodic benefit expense	$947	$702

The Corporation has contributed $1.5 million to its pension plan in 2005.

Note 5 - Stock Dividend/Split

On September 15, 2005, the Corporation paid a five percent stock dividend to shareholders of record as of September 1, 2005. On September 15, 2004, the Corporation paid a five percent stock dividend to shareholders of record as of August 30, 2004. All prior period amounts were restated to reflect these stock dividends.

Note 6 - Earnings Per Share

The Corporation follows the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average, actual shares and per share information in these financial statements have been adjusted retroactively for the effect of stock dividends. The calculations of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Basic earnings per share
Net income available to common shareholders	$10,162	$10,165	$29,017	$28,454
Weighted average common shares outstanding	27,521,780	27,552,647	27,544,393	27,032,475
Basic earnings per share	$.37	$.37	$1.05	$1.05

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$10,162	$10,165	$29,017	$28,454
Weighted average common shares outstanding	27,521,780	27,552,647	27,544,393	27,032,475
Dilutive potential common shares (1), (2)	553,675	855,736	590,356	913,146
Total diluted weighted average common shares outstanding	28,075,455	28,408,383	28,134,749	27,945,621
Diluted earnings per share	$.36	$.36	$1.03	$1.02

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three and nine months ended September 30, 2005, there were 352,581 antidilutive options at an average price of $26.95 and 354,681 antidilutive options at an average price of $26.92, respectively. For the three and nine months ended September 30, 2004, there were 244,650 antidilutive options at an average price of $27.66 and 239,400 antidilutive options at an average price of $27.77, respectively.

Note 7 - Comprehensive Income

The Corporation follows SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards to provide prominent disclosure of comprehensive income items. The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Nine months ended September 30, 2005	Amount	(Expense)	Amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(5,533)	$1,937	$(3,596)
Less reclassification adjustment for net gains realized in net income	3,047	(1,066)	1,981
Net unrealized losses	(8,580)	3,003	(5,577)
Change in fair value of derivatives used for cash flow hedges	552	(193)	359
Unrealized loss on termination of cash flow hedge	(195)	68	(127)
Other comprehensive loss, net	$(8,223)	$2,878	$(5,345)

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Nine months ended September 30, 2004	Amount	(Expense )	amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(7,558)	$2,645	$(4,913)
Less reclassification adjustment for net gains realized in net income	1,653	(579)	1,074
Net unrealized losses	(9,211)	3,224	(5,987)
Change in minimum pension liability	460	—	460
Change in fair value of derivatives used for cash flow hedges	(207)	72	(135)
Other comprehensive loss, net	$(8,958)	$3,296	$(5,662)

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

The approximate contract amounts are as follows:

	Total Amount Committed at

Commitments	September 30, 2005	December 31, 2004
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$737,556	$660,238
Standby letters of credit and financial guarantees written	15,911	17,217
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	20,000	45,000

The interest rate swaps have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. During the first quarter of 2005, the Corporation terminated a swap with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006. The loss is being recorded into net interest income from accumulated other comprehensive loss. For the three and nine months ended September 30, 2005, the Corporation amortized into net interest income $46,000 and $115,000, respectively, related to this swap.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at September 30, 2005 and December 31, 2004 of $4.8 million and $5.1 million, respectively and commitments to sell mortgage loans at a specified rate at September 30, 2005 and December 31, 2004 of $1.2 million and $2.2 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At September 30, 2005, the commitments had a negative fair value of $1,000 which was recorded as a reduction of other income. At December 31, 2004, the commitments had a positive fair value of $5,000 which was recorded as other income.

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure related to the sold leases is $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which is the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Corporation will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010 with approximately 90% of the lease financing receivables estimated to be paid down by 2007. The outstanding balance of these sold leases at September 30, 2005 was $7.5 million.

Note 9 - Recent Accounting Pronouncements

In June 2005, the FASB approved the issuance of proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final without providing additional guidance on the meaning of other-than-temporary impairment. The final FSP will be retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and will supersede EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP will replace the guidance in paragraphs 10-18 of EITF Issue 03-1 (which had been deferred by FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”) with references to existing other-than-temporary impairment guidance, such as FAS 115,“Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion 18,“The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. The FASB approved the proposed FSP subject to a vote on the final draft. In September 2005, the Board decided to include in the final FSP, guidance similar to that provided in EITF Issue 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment. The Board also decided to add a footnote to clarify that the final FSP will not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. FSP FAS 115-1 will be applied prospectively and is effective for reporting periods beginning after December 15, 2005. Upon final issuance, the Corporation will determine the impact FSP FAS 115-1 will have on its financial statements.

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

Financial Overview

The Corporation earned $10.2 million in the third quarter of 2005, level with third quarter 2004 earnings. Earnings for the nine-month period ending September 30, 2005, were $29.0 million, a 2.0% increase over $28.5 million reported for the same period in 2004. The earnings for 2005 reflected increases in gains on sales of investment securities and loan interest income partially offset by increases in interest expense on deposits and salaries and benefits expense.

For the quarter ending September 30, 2005, diluted earnings per share of $.36 and basic earnings per share of $.37 remained level with the earnings during the third quarter of 2004. For the nine-month period ended September 30, 2005, diluted earnings per share were $1.03 compared to $1.02 for the same period in 2004 and basic earnings per share of $1.05 remained consistent with those during the first nine months of 2004. The financial results for 2005 include the issuance of 1,310,000 shares of the Corporation’s common stock for a 5% stock dividend payable September 15, 2005. All share and per share information has been restated to reflect this stock dividend.

The Corporation’s consolidated total assets were $3.12 billion at September 30, 2005, an increase of 4.8% or $144.0 million over $2.98 billion in total assets reported at September 30, 2004. Of this increase, 5.6% or $167.7 million was due to loan growth, partially offset by a net decrease in cash and investments of 1.2% or $34.3 million. Total assets at September 30, 2005 increased $95.6 million compared to December 31, 2004 with $96.1 million growth in loans.

For the three months ended September 30, 2005, the annualized return on average shareholders’ equity and the annualized return on average assets were 14.64% and 1.32%, respectively. For the same period in 2004, the annualized return on average shareholders’ equity was 15.61% and the annualized return on average assets was 1.40%. The decrease in the annualized return on average shareholders’ equity during 2005 was primarily due to the retention of earnings.

Nonperforming assets (nonaccruing loans, net assets in foreclosure and loans past due 90 days or more and still accruing interest) were .26% of total assets at September 30, 2005, compared to .20% at December 31, 2004 and .16% at September 30, 2004. The increase in nonperforming assets at September 30, 2005, in relation to December 31, 2004 was mainly due to commercial mortgage loans, primarily attributable to one borrower, totaling $1.5 million and placed on nonaccrual of interest. The annualized net loans charged-off to average loans was 0.07% during the third quarter of 2005, compared to 0.15% during the third quarter of 2004.

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

Net Interest Income

Net interest income on a fully tax-equivalent basis in the third quarter of 2005 decreased $449,000 or 1.9% compared to the same period in 2004 and increased $949,000 or 1.4% from the nine-month period ending September 30, 2004. The decrease during the third quarter of 2005 was mainly attributed to higher deposit rates offset in part by higher loan volume. The increase for the nine months of 2005 was mostly due to higher loan volume, partially offset by higher deposit rates and an elevated level of borrowings. As a result of market conditions, deposit rates have increased more quickly than the loan rates have increased.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three and nine months ended September 30, 2005 compared to September 30, 2004 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended			Nine Months Ended
	September 30, 2005 compared to			September 30, 2005 compared to
(Dollars in thousands)	September 30, 2004			September 30, 2004

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate

Increase (decrease) in interest income:
Investment securities *	$(453)	$(298)	$(155)	$(488)	$(1,242)	$754
Federal funds sold and deposits in banks	256	18	238	663	52	611
Loans *	5,288	2,986	2,302	16,341	13,838	2,503
Total	5,091	2,706	2,385	16,516	12,648	3,868

Increase (decrease) in interest expense:
Savings and money market deposits	3,269	221	3,048	9,092	1,047	8,045
Time deposits	836	32	804	1,560	(332)	1,892
Borrowed funds	1,435	520	915	4,915	2,714	2,201
Total	5,540	773	4,767	15,567	3,429	12,138

Net increase (decrease) in interest income	$(449)	$1,933	$(2,382)	$949	$9,219	$(8,270)
*Tax equivalent basis using a tax rate of 35%

The table below presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended September 30,			Three Months Ended September 30,
	2005			2004

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$642,405	$5,678	3.51%	$709,890	$6,448	3.61%
Nontaxable investments (1)	261,519	4,190	6.36	222,420	3,873	6.93
Total investment securities	903,924	9,868	4.33	932,310	10,321	4.40
Federal funds sold and deposits in banks	50,489	418	3.28	46,004	162	1.40
Loans (1) (2)	1,912,551	29,886	6.20	1,717,245	24,598	5.70
Total earning assets	2,866,964	40,172	5.56	2,695,559	35,081	5.18
Noninterest-earning assets	187,931			183,210
Total assets	$3,054,895			$2,878,769

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,232,136	5,916	1.90	$1,143,618	2,647	0.92
Time	685,168	6,163	3.57	681,266	5,327	3.11
Total interest-bearing deposits	1,917,304	12,079	2.50	1,824,884	7,974	1.74
Borrowed funds	471,579	4,747	3.99	412,797	3,312	3.19
Total interest bearing liabilities	2,388,883	16,826	2.79	2,237,681	11,286	2.01
Noninterest-bearing liabilities:
Demand deposits	343,658			329,559
Other liabilities	46,904			52,494
Total noninterest-bearing liabilities	390,562			382,053
Total liabilities	2,779,445			2,619,734
Shareholders' equity	275,450			259,035
Total liabilities and shareholders' equity	$3,054,895			$2,878,769
Net interest spread			2.77			3.17
Effect of noninterest-bearing sources			0.46			.34
Net interest income/margin on earning assets		$23,346	3.23%		$23,795	3.51%

Less tax equivalent adjustment		1,602			1,715
Net interest income		$21,744			$22,080

(Dollars in thousands)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2005			2004

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$641,102	$17,362	3.62%	$703,978	$17,690	3.36%
Nontaxable investments (1)	263,993	12,675	6.42	238,001	12,835	7.20
Total investment securities	905,095	30,037	4.44	941,979	30,525	4.33
Federal funds sold and deposits in banks	46,773	994	2.84	41,098	331	1.08
Loans (1) (2)	1,879,230	84,602	6.02	1,568,837	68,261	5.81
Total earning assets	2,831,098	115,633	5.46	2,551,914	99,117	5.19
Noninterest-earning assets	181,633			159,653
Total assets	$3,012,731			$2,711,567

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,234,032	15,235	1.65	$1,072,585	6,143	0.77
Time	659,241	17,130	3.47	673,411	15,570	3.09
Total interest-bearing deposits	1,893,273	32,365	2.29	1,745,996	21,713	1.66
Borrowed funds	460,933	13,105	3.80	356,380	8,190	3.07
Total interest bearing liabilities	2,354,206	45,470	2.58	2,102,376	29,903	1.90
Noninterest-bearing liabilities:
Demand deposits	335,015			309,102
Other liabilities	50,590			53,585
Total noninterest-bearing liabilities	385,605			362,687
Total liabilities	2,739,811			2,465,063
Shareholders' equity	272,920			246,504
Total liabilities and shareholders' equity	$3,012,731			$2,711,567
Net interest spread			2.88			3.29
Effect of noninterest-bearing sources			0.43			.33
Net interest income/margin on earning assets		$70,163	3.31%		$69,214	3.62%

Less tax equivalent adjustment		4,902			5,584
Net interest income		$65,261			$63,630

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the third quarter of 2005 increased $5.1 million, or 14.5% over the same period in 2004. This increase was primarily due to higher average loans of $195.3 million, or 11.4% and a 50 basis point increase in the average rate earned on loans. Interest expense increased $5.5 million during the third quarter of 2005 versus the comparable period in 2004 mainly attributed to higher deposit and borrowing rates. The average rate paid on deposits during the third quarter of 2005 of 2.50% was 76 basis points higher compared to the same period in 2004 mostly due to higher rates on money market accounts as well as interest checking and time deposits accounts. The average rate paid on borrowings for the third quarter of 2005 of 3.99% was 80 basis points higher than the comparable period in 2004 mainly due to an increase in short-term borrowing rates.

Net Interest Margin

The net interest margin for the third quarter of 2005 was 3.23%, compared to 3.34% for the second quarter of 2005 and 3.51% for the third quarter of 2004. The decline in the net interest margin from 2004 is primarily due to higher funding costs, particularly in money market deposit accounts and short-term borrowings.

During the third quarter of 2005, the Corporation continued to manage its balance sheet in an effort to position it for potentially higher rates in the future. The Corporation continued to sell securities with longer average lives in a rising rate environment and purchased securities with more stable cash flows in such a rate environment. As a result, the balance sheet is better positioned to minimize market risk from rising rates.

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

The Corporation had two interest-rate swaps with a notional value totaling $20.0 million and a positive fair value of $605,000 at September 30, 2005. During the first quarter of 2005, the Corporation terminated a swap with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” For the three and nine months ended September 30, 2005, the Corporation amortized into net interest income $46,000 and $115,000, respectively, related to this swap.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the September 30, 2005 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of September 30, 2005. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	of Equity	Change	Percent Change

+300 Basis Points	$331,997	$(75,525)	-18.53%	+/- 35%
+200 Basis Points	358,104	(49,418)	-12.13	+/- 25
+100 Basis Points	386,902	(20,620)	-5.06	+/- 15
Flat Rate	407,522	-	0.00
-100 Basis Points	408,237	715.18		+/- 15
-200 Basis Points	397,036	(10,486)	-2.57	+/- 25
-300 Basis Points	379,432	(28,090)	-6.89	+/- 35

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

The Bank’s allowance for loan and lease losses is the accumulation of various components that are calculated based on various independent methodologies. All components of the allowance for loan losses are an estimation. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Bank’s allowance for loan losses components includes the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes and competence of the loan review process. The Bank’s historical loss component is the most significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

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

The historic loss model includes a judgmental component (soft factors) that reflects management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. Furthermore, given that past performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit management staff to assess the direction of credit risk and its instant affect on losses. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the specific segments of the portfolio based on the historic loss component.

For the third quarter of 2005, the provision for loan losses was $650,000, compared to $499,000 for the same period in 2004. For the nine months ended September 30, 2005, the provision for loan losses was $2.1 million compared to $1.5 million for the same period in 2004. These increases in the provision were primarily due to inherent risk related to loan growth and the increase in nonperforming loans. Nonperforming assets (including nonaccrual loans, net assets in foreclosure and loans 90 days or more past due) were .26% of total assets at September 30, 2005, compared to .20% at December 31, 2004, and .16% at September 30, 2004. The increase in nonperforming assets at September 30, 2005, in relation to December 31, 2004 was mainly due to commercial mortgage loans, primarily attributable to one borrower, totaling $1.5 million and placed on nonaccrual of interest. The ratio of the allowance for loan losses to nonperforming loans (nonaccruing loans and loans 90 days or more past due) was 255.6% at September 30, 2005, compared to 324.6% at December 31, 2004 and 414.0% at September 30, 2004. The decrease in the ratio at September 30, 2005 compared to December 31, 2004 was primarily due to the aforementioned increase in nonperforming loans. Net loans charged off were $335,000 for the third quarter of 2005 compared to $644,000 for the same quarter in 2004. Net loans charged off for the nine months ended September 30, 2005 were $1.3 million compared to $2.1 million for the comparable period in 2004.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Nine Months Ended
	September 30,
(Dollars in thousands)	2005	2004

Average loans	$1,879,230	$1,568,837

Allowance, beginning of period	18,455	16,753
Loans charged off:
Commercial and industrial	282	255
Consumer	1,467	1,567
Real estate	144	189
Lease financing	31	646
Total loans charged off	1,924	2,657
Recoveries:
Commercial and industrial	65	4
Consumer	301	371
Real estate	197	107
Lease financing	61	55
Total recoveries	624	537
Net loans charged off	1,300	2,120
Reserve from Millennium Bank acquisition	—	1,677
Provision for loan losses	2,050	1,485
Allowance, end of period	$19,205	$17,795
Ratio of net charge offs to average
loans outstanding (annualized)	0.14%	0.18%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

	September 30, 2005		December 31, 2004
		Percent of		Percent of
(Dollars in thousands)	Amount	Reserve	Amount	Reserve

Real estate	$5,348	28%	$4,923	27%
Commercial and industrial	8,422	44%	7,456	40%
Consumer	5,124	26%	5,515	30%
Lease financing	311	2%	561	3%
Total	$19,205	100%	$18,455	100%

Table 6—Nonperforming Assets

(Dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004

Nonaccrual loans	$6,388	$4,705	$3,350
Loans 90 days or more past due	1,125	981	948
Total nonperforming loans	7,513	5,686	4,298
Net assets in foreclosure	469	370	347
Total nonperforming assets	$7,982	$6,056	$4,645

Allowance for loan losses to nonperforming loans	255.6%	324.6%	414.0%
Nonperforming loans to total net loans	0.39%	0.31%	0.24%
Allowance for loan and lease losses to total loans	0.99%	1.00%	1.00%
Nonperforming assets to total assets	0.26%	0.20%	0.16%

Nonaccruing loans at September 30, 2005 of $6.4 million, increased $1.7 million from the December 31, 2004 level of $4.7 million, and increased $3.0 million from the September 30, 2004 level of $3.4 million. The increase in nonaccruing loans at September 30, 2005, compared to December 31, 2004 was mainly due to commercial mortgage loans, primarily attributable to one borrower totaling $1.5 million. The increase in nonaccruing loans compared to September 30, 2004 was primarily due to the previously aforementioned commercial mortgage loans of $1.5 million as well as two additional commercial mortgage loans for the same borrower totaling $867,000 and a commercial business loan for another borrower totaling $450,000.

Net assets in foreclosure of $469,000 at September 30, 2005 were relatively unchanged compared to $370,000 at December 31, 2004, and $347,000 at September 30, 2004. Efforts to liquidate assets acquired in foreclosure are proceeding as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. As of September 30, 2005, loans past due 90 days or more and still accruing interest were $1.1 million, relatively level with $981,000 as of December 31, 2004, and $948,000 as of September 30, 2004.

Table 7—Impaired Loans

(Dollars in thousands)	September 30, 2005	Dec. 31, 2004	September 30, 2004

Impaired Loans	$1,330	$2,144	$1,300

Average year-to-date impaired loans	$1,285	$1,795	$1,277

Impaired loans with specific loss allowances	$1,330	$2,144	$1,300

Loss allowances reserved on impaired loans	$151	$243	$141

Year-to-date income recognized on impaired loans	$19	$2	$—

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Total noninterest income of $7.7 million for the third quarter of 2005 reflects an increase of $1.0 million or 15.5% from the comparable period in 2004. For the nine-month period ended September 30, 2005, noninterest income rose $3.7 million or 19.5%, up from $18.8 million for the same period in 2004. The third quarter increase was primarily due to $1.8 million in gains on sales of investment securities, partially offset by a decrease of $617,000 in trust and investment advisory fees related to the sale of Cumberland Advisors, Inc., which took place in the second quarter of this year. The year-to-date increase over the first nine months of 2004 was attributed to $1.4 million in the gains on sales of investment securities, a cumulative increase in trust and investment advisory fees of $654,000, increases in death benefits and cash surrender value of company-owned life insurance of $434,000 and gains of $690,000 and $287,000 on the sales of Harleysville National Bank’s McAdoo branch and Cumberland Advisors, Inc., respectively, during the second quarter of 2005.

The Corporation’s net security gains increased $1.8 million and $1.4 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The increase in net security gains was primarily the result of sales of tax-exempt securities and equities securities during the third quarter of 2005 to position the balance sheet in the current interest rate environment. During the comparable periods in 2004, the Corporation sold investment securities available for sale to fund the purchase of other securities in an effort to reduce the interest rate risk and market risk within different interest rate environments.

Income from the Millenniun Wealth Management and Private Banking Division decreased $617,000, or 32.9% during the third quarter of 2005 from the same period in 2004. This decrease was attributable to the sale of Cumberland Advisors, Inc., which took place in the second quarter of this year. Management does not believe the sale of Cumberland Advisors on June 30, 2005 (discussed below) will have a material impact on the Corporation’s future results of operations. Income from the Millenniun Wealth Management and Private Banking Division increased $654,000, or 14.3% during the nine-month period ending September 30, 2005 over the comparable in 2004. This increase was mainly due to the former Cumberland Advisors subsidiary acquired with the Millennium Bank acquisition and growth in assets under management.

On April 1, 2005, the Bank completed the sale of its McAdoo branch located in Schuylkill County, Pennsylvania with deposits of $13.9 million as well as certain loans and other assets of $5.8 million to The Legacy Bank. In connection with the sale, the Bank paid net cash of $7.4 million and recorded a pre-tax profit of $690,000 during the second quarter of 2005.

Other income increased $632,000, or 12.9% for the first nine months of 2005 over the same period in 2004 mostly due to increases in death benefits and cash surrender value of company-owned life insurance of $434,000 and the gain on sale of Cumberland Advisors of $287,000 which took place in the second quarter of this year. On June 30, 2005, the Bank sold its former subsidiary, Cumberland Advisors, Inc., to David R. Kotok and Associates, Inc. in a stock sale. The sale price was $2.0 million cash and resulted in a $287,000 after-tax gain recorded in the second quarter of 2005. Cumberland Advisors had assets of $1.8 million. Cumberland Advisors, based in Vineland, New Jersey, is a SEC registered investment advisor specializing in fixed income money management and equities with approximately $700 million in assets under management at June 30, 2005.

Noninterest Expense

Noninterest expense of $15.3 million for the third quarter of 2005 increased $836,000 or 5.8% from $14.5 million in the third quarter of 2004, and $4.8 million or 11.2% for the first nine months of 2005 in comparison to the same period in 2004.

Salaries and benefits expense decreased $565,000 during the third quarter of 2005 from the comparable period in 2004. This was primarily related to the sale of Cumberland Advisors, Inc. and lower bonus expense, which were partially offset by higher pension and healthcare costs. Salaries and benefits expense increased $2.0 million for the nine months ended September 30, 2005, over the same period in 2004, primarily due to the acquisition of Millennium Bank and higher pension and healthcare costs.

Occupancy expense increased $572,000 for the nine months ended September 30, 2005 over the same period in 2004, mostly due to the Millennium Bank acquisition and a new branch opening.

Other expense increased $1.5 million for the third quarter of 2005 and $2.6 million for the nine-month period, mainly due to increased expenses for advertising, professional fees (Sarbanes-Oxley related mandatory evaluations) and deferred compensation expense for directors and employees, as well as lower loan origination expense deferrals related to decreased loan origination volume.

Federal Income Taxes

The effective federal income tax rate for the quarter ended September 30, 2005 was 24.6% and for the nine months ended September 30, 2005 was 23.0% versus the statutory rate of 35%. The Corporation’s effective rate is lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance as well as the non-taxable gain on the sale of Cumberland Advisors, Inc. during the second quarter of 2005. The effective income tax rate for the third quarter of 2004 was 26.3% and for the first nine months of 2004 was 24.9%.

Balance Sheet Analysis

Total assets at September 30, 2005 of $3.12 billion increased $95.6 million compared to December 31, 2004 with $96.1 million growth in loans.

Loans grew by $96.1 million to $1.94 billion at September 30, 2005 from $1.85 billion at December 31, 2004. This growth was primarily due to increases in commercial mortgage loans and consumer loans. The balance of investment securities available for sale at September 30, 2005 of $837.4 million decreased $37.3 million compared to the December 31, 2004 balance while cash increased by $33.1 million. The decrease in investment securities was primarily the result of sales of tax-exempt, trust preferred and equity securities. Total deposits increased $137.0 million to $2.35 billion at September 30, 2005 from $2.21 billion at December 31, 2004. Core deposits increased $33.7 million and certificates of deposits increased $103.3 million.

Borrowings decreased $37.7 million to $450.5 million at September 30, 2005 from $488.2 million at December 31, 2004. The decrease was the result of reductions of $83.5 million in short-term borrowings offset in part by increases of $20.0 million in long-term Federal Home Loan Bank borrowings and $25.8 million in subordinated debt. The Corporation completed a private placement of $25.0 in aggregate principal amount of fixed/floating rate preferred securities through a newly formed Delaware trust affiliate HNC Statutory Trust III (Trust III) on September 28, 2005. The trust preferred securities represent undivided beneficial interests in the assets of Trust III. The trust preferred securities mature on November 23, 2035, are redeemable at the Corporation’s option beginning after five years and require quarterly distributions by Trust III to the holders of the trust preferred securities at a fixed rate equal to 5.67% through November 2010 and then will be payable at a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.40% per annum.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending September 30, 2005 was $275.6 million, an increase of $5.1 million over the end of 2004. The increase was primarily the result of the retention of the Corporation's earnings partially offset by dividends paid to the shareholders and the Corporation’s repurchase of its common stock. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of September 30, 2005	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$316,587	13.10%	$193,318	8.00%	$241,647	-
Harleysville National Bank	256,074	10.66%	192,170	8.00%	240,213	10%
Tier 1 Capital (to risk weighted assets):
Corporation	297,200	12.30%	96,659	4.00%	144,988	-
Harleysville National Bank	236,769	9.86%	96,085	4.00%	144,128	6%
Tier 1 Capital (to average assets):
Corporation	297,200	9.83%	120,895	4.00%	151,118	-
Harleysville National Bank	236,769	7.92%	119,574	4.00%	149,468	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2004	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$280,055	12.21%	$183,436	8.00%	$229,295	—
Harleysville National Bank	240,695	10.60%	181,647	8.00%	227,059	10%
Tier 1 Capital (to risk weighted assets):
Corporation	260,480	11.36%	91,718	4.00%	137,577	—
Harleysville National Bank	222,140	9.78%	90,823	4.00%	136,235	6%
Tier 1 Capital (to average assets):
Corporation	260,480	8.91%	116,950	4.00%	146,187	—
Harleysville National Bank	222,140	7.70%	115,439	4.00%	144,299	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders’ equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 2005, the Corporation’s Tier 1 risk-adjusted capital ratio was 12.30%, and the total risk-adjusted capital ratio was 13.10%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at September 30, 2005. The higher risk-based capital ratios of the Corporation at September 30, 2005 compared to December 31, 2004 were primarily attributable to the increase in Tier 1 capital from the issuance of $25.0 million of trust preferred securities during the third quarter of this year.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 9.83% at September 30, 2005 and 8.91% at December 31, 2004. The higher leverage ratio of the Corporation at September 30, 2005 was mainly due to the increase in Tier 1 capital from the issuance of $25.0 million of trust preferred securities during the third quarter of this year.

The year-to-date September 30, 2005 cash dividend per share of $.52 was 10.6% higher than the cash dividend for the same period in 2004 of $.47. The dividend payout ratio for the first nine months of 2005 was 50.5%, compared to 46.1% for the same period in 2004. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first nine months of 2005.

Liquidity

Liquidity is a measure of the ability of the Bank to meet its needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Bank arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model’s projection of potential sources and uses of funds for the next 120 days. The resulting projections as of September 30, 2005 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB. As of September 30, 2005, the Bank had long-term borrowings outstanding with the FHLB of $292.8 million and pledged investment securities available for sale of $504.8 million. At September 30, 2005, the Bank had unused lines of credit at the FHLB of $446.1 million, unused federal funds lines of credit of $130.0 million and unpledged investment securities available for sale of $278.3 million.

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

No material changes in market risk strategy occurred during the third quarter of 2005. A detailed discussion of market risk is provided on pages 19 and 20 of this Form 10-Q.

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

(ii) Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and in response to the material weakness identified in the Annual Report on Form 10-K for the fiscal year end December 31, 2004, the Corporation has remediated a significant number of access control issues relative to general ledger, deposits, loans, the Bank’s Automated Clearing House, and central information files through the adjustment of menu options and/or access rights. Additional control procedures and related documentation requirements have also been implemented. The Corporation continues to implement access control remediation procedures. The Corporation initiated a Company-wide project to develop new access menus for all employees to further strengthen access controls. This project was completed during the third quarter of 2005. The new access menu controls are in the process of being tested for effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchase activity of the Corporation’s stock repurchase programs during the third quarter of 2005 (all share information has been restated retroactively for the effect of stock dividends and splits). The repurchased shares will be used for general corporate purposes.

	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased under the Plans(1)

July 1-31, 2005	10,500	$21.35	10,500	1,317,750
August 1-31, 2005	50,010	21.71	50,010	1,267,740
September 1-30, 2005	72,073	22.27	72,073	1,195,667
Total	132,583	$21.72	132,583
(1)
On December 14, 2000, the Board of Directors authorized a program to purchase up to 1,311,450 shares (restated for stock dividends and splits), or 5%, of its outstanding common stock. This repurchase plan was completed during the second quarter of 2005. On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,349,250 shares (restated for five percent stock dividend paid on September 15, 2005) or 4.9%, of its outstanding common stock.

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

(10.28)
Amended and Restated Declaration of Trust for HNC Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Sponsor, and the Administrators named therein, dated as of September 28, 2005.

(10.29)	Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of September 28, 2005.
(10.30)	Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of September 28, 2005.
(11)	Computation of Earnings per Common Share, incorporated by reference to Note 6 of the Consolidated Financial Statements of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HARLEYSVILLE NATIONAL CORPORATION

Date: November 8, 2005                                            /s/ Gregg J. Wagner
                                       Gregg J. Wagner, President, Chief Executive Officer and Director
                                       (Principal executive officer)

    Date: November 8, 2005                                           /s/ George S. Rapp
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

(10.28)
Amended and Restated Declaration of Trust for HNC Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Sponsor, and the Administrators named therein, dated as of September 28, 2005.

(10.29)	Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of September 28, 2005.
(10.30)	Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of September 28, 2005.
(11)	Computation of Earnings per Common Share, incorporated by reference to Note 6 of the Consolidated Financial Statements of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 8, 2005                                               /s/ Gregg J. Wagner
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

Date: November 8, 2005                                       /s/ George S. Rapp
George S. Rapp
Senior Vice President and Chief Financial Officer
Harleysville National Corporation

Exhibit 32.1

HARLEYSVILLE NATIONAL CORPORATION
CERTIFICATION
PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Harleysville National Corporation (the “Corporation”) Quarterly Report on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Gregg J. Wagner, President, Chief Executive Officer and Director of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 8, 2005

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

Exhibit 32.2

HARLEYSVILLE NATIONAL CORPORATION
CERTIFICATION
PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Harleysville National Corporation (the "Corporation") Quarterly Report on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, George S. Rapp, Senior Vice President and Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 8, 2005

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