Form 10-K
period 2005-12-31
HARLEYSVILLE NATIONAL CORP
filed 2006-03-15
CIK 702902

2005 ANNUAL REPORT

ON FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                               Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

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
Common Stock, $1.00 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $546,390,728 based on the June 30, 2005 closing price of the Registrant’s Common Stock of $22.06 per share (restated for stock dividend paid on September 15, 2005).

As of March 8, 2006, there were 27,515,862 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.                  Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2006 are incorporated by reference into Part II, Item 5 and Part III, Items 10-14 of this report.

HARLEYSVILLE NATIONAL CORPORATION
FORM 10-K
INDEX

Forward-Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have made forward-looking statements in this report, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Harleysville National Corporation and its subsidiaries. When we use words such as “believes,” “expects,” “anticipates,” “may,” “estimates,” or “intends” or similar expressions, we are making forward-looking statements. Forward-looking statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

Shareholders should note that many factors, some of which are discussed elsewhere in this report and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed or implied in our forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to those described in Item 1A, “Risk Factors.”

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

Since commencing operations, the Corporation’s business has consisted primarily of providing financial services through its subsidiaries and has acquired seven financial institutions since 1991 and also recently completed the acquisition of the Cornerstone Companies (registered investment advisors) in January 2006. The Corporation is also the parent holding company of HNC Financial Company and HNC Reinsurance Company. HNC Financial Company was incorporated on March 17, 1997 as a Delaware Corporation and its principal business function is to expand the investment opportunities of the Corporation. HNC Reinsurance Company was incorporated on March 30, 2001 as an Arizona Corporation and reinsures consumer loan credit life and accident and health insurance.

The Bank is a national banking association under the supervision of the Office of the Comptroller of the Currency (the OCC). The Corporation’s and the Bank’s legal headquarters are located at 483 Main Street, Harleysville, Pennsylvania 19438. HNC Financial Company’s legal headquarters is located at 2751 Centerville Road, Suite 3164, Wilmington, Delaware 19808. HNC Reinsurance Company’s legal headquarters is located at 101 North First Avenue, Suite 2460, Phoenix, AZ 85003.

The Bank provides a full range of banking services including loans and deposits, investment management and trust and investment advisory services to individual and corporate customers located in eastern Pennsylvania. The Bank engages in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal investment and trust services. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The Bank has 45 branch offices located in Montgomery, Bucks, Chester, Berks, Carbon, Wayne, Monroe, Lehigh and Northampton counties, Pennsylvania.

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

The Bank opened a new location in Dorneyville, Lehigh County during the fourth quarter of this year. The location houses a retail branch as well as a Millennium Wealth Management office. The Bank also plans to open a new retail branch in Warminster, Bucks County during 2006. The Bank continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

At the close of business on January 13, 2006, the Corporation completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm specializes in providing sophisticated open architecture asset management platforms, business succession and estate planning services, life insurance sales and compensation and benefits consulting. With assets under management of approximately $1.5 billion, the Cornerstone Companies serve clients within the Harleysville footprint, throughout Pennsylvania and other mid-Atlantic states.

The acquisition was consummated pursuant to the Purchase Agreement dated November 15, 2005, by and among the Bank and Cornerstone Financial Consultants, Ltd., a Pennsylvania corporation (CFC), Cornerstone Institutional Investors, Inc., a Pennsylvania corporation (CII), Cornerstone Advisors Asset Management, Inc., a Pennsylvania corporation ((CAAM), and together with CFC and CII collectively, the Cornerstone Companies), Cornerstone Management Resources, Inc., (CMR), John R. Yaissle, Malcolm L. Cowen, II and Thomas J. Scalici. Under the Purchase Agreement, the Bank acquired (i) all of the outstanding capital stock of CFC and CII, (ii) substantially all of the assets of CAAM, and (iii) certain limited assets of CMR. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period, with a maximum payout of $7.0 million over this period. Management expects the transaction to be immediately accretive to earnings per share.

The acquisition has been accounted for using the purchase method of accounting, which requires that the financial statements include activity of the Cornerstone Companies effective January 1, 2006. Accordingly, the Corporation’s consolidated financial statements and the information herein at and for the year ended December 31, 2005 does not include the Cornerstone Companies. The Cornerstone Companies have become part of the Millennium Wealth Management division of the Bank. The acquisition is expected to provide significant strategic advantages to the Corporation, broadening wealth management products and services, growing our business client base and positioning the Millennium Wealth Management division as a leader in our market.

On June 30, 2005, the Bank sold its former subsidiary, Cumberland Advisors, Inc. Cumberland Advisors, based in Vineland, New Jersey, is a SEC registered investment advisor specializing in fixed income money management and equities. It was acquired by the Corporation on April 30, 2004 as part of its Millennium Bank acquisition.

On April 30, 2004, the Corporation completed its acquisition of Millennium Bank, which was merged with and into the Bank. Millennium Bank was based in Malvern, Pennsylvania with four banking offices, specializing in commercial lending and client relationship banking along with Cumberland Advisors, Inc.

As of December 31, 2005, the Corporation had total assets of $3.12 billion, total shareholders’ equity of $273.2 million and total deposits of $2.37 billion.

As of December 31, 2005, the Corporation and the Bank employed approximately 665 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition

The Bank competes actively with other eastern Pennsylvania financial institutions, many larger than the Bank, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more services they render. The Bank is generally competitive with all competing institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. At December 31, 2005, the Bank’s legal lending limit to a single customer was $39.0 million. Many of the institutions with which the Bank competes are able to lend significantly more than this amount to a single customer.

Supervision and Regulation—The Registrant

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (Modernization Act) allows bank holding companies meeting management, capital, and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than permissible before enactment, including underwriting insurance and making merchant banking investments in commercial and financial companies. It allows insurers and other financial services companies to acquire banks, removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies, and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

Effects of Inflation

Inflation has some impact on the Corporation’s and the Bank’s operating costs. Unlike many industrial companies, however, substantially all of the Bank’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation’s and the Bank’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

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

Supervision and Regulation—Bank

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve and to banks whose deposits are insured by the FDIC. The Bank’s operations are also subject to regulations of the OCC, the Federal Reserve and the FDIC. The primary supervisory authority of the Bank is the OCC, who regularly examines the Bank. The OCC has authority to prevent a national bank from engaging in unsafe or unsound practices in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

The Corporation and the Bank are subject to regulations of certain state and federal agencies and, accordingly, these regulatory authorities periodically examine the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities, the Corporation’s and the Bank’s business is susceptible to being affected by state and federal legislation and regulations.

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

Community Reinvestment Act

Under the Community Reinvestment Act, the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate income neighborhoods which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act amended the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating like “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance” and a statement describing the basis for the rating. These ratings are publicly disclosed.

Bank Secrecy Act

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

Capital Requirements / FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires that institutions be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these guidelines, the Bank was considered well capitalized as of December 31, 2005.

	Total Risk Based Ratio	Tier 1 Risk Based Ratio	Tier 1 Leverage Ratio		Under a Capital Order or Directive
Capital category
Well capitalized	≥10.0%	≥6.0%	≥5.0%		NO
Adequately capitalized	≥8.0%	≥4.0%	≥4.0	%(1)
Undercapitalized	<8.0%	<4.0%	<4.0	%(1)
Significantly undercapitalized	<6.0%	<3.0%	<3.0%
Critically undercapitalized			<2.0%

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

Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. In addition, FDICIA requires regulators to develop standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

Annual full-scope, on site regulatory examinations are required for all the FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every 18 months. Banks with total assets of $500 million or more are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of banks with total assets of $1 billion or more are required to attest to the accuracy of management’s report regarding the internal controls of the bank. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank’s supervising government banking agencies.

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

Capital Distributions

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Corporation’s revenue is from dividends paid to the Corporation by the Bank. The Bank is subject to various regulatory policies and requirements relating to the amount and frequency of dividend declarations. Future dividend payments to the Corporation by the Bank will be dependent on a number of factors, including the earnings and financial condition of the Bank, and are subject to limitations and other statutory powers of bank regulatory agencies.

The National Banking Laws require the approval of the OCC if the total of all dividends declared by a national bank in any calendar year exceed the net profits of the bank for that year combined with its retained net profits for the preceding two calendar years. An insured depository institution is prohibited from making any capital distributions to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards previously discussed in the capital requirements section.

Deposit Insurance and Premiums

The Bank’s deposits are insured by the Bank Insurance Fund (BIF), which is administered by the FDIC. The basic insurance limit is $100,000 per depositor, per insured institution and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The deposit insurance premiums are assessed based both on the balance of insured deposits held as well as the degree of risk the institution poses to the insurance fund. Each insured institution is placed in one of nine risk categories based upon the institution’s capital classifications and supervisory evaluation. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC is authorized to increase assessment rates, on a semi-annual basis, to maintain the reserve ratio at the designated minimum ratio of 1.25% of estimated insured deposits or such higher reserve ratio as established by the FDIC. The current premium schedule for BIF insured institutions ranges from 0 to 27 basis points per $100 of deposits depending on the assessment category into which the insured institution is placed. Banks classified as strongest by the FDIC were subject in 2005 to a 0.00% assessment. The Bank was placed in this category and, therefore, had a 0.00% assessment rate in 2005.

In addition, all insured institutions are required to pay a Financing Corporation (FICO) assessment. FICO is a government agency-sponsored entity that was formed to borrow money necessary to carry out the closing and disposition of failed thrift institutions in the 1980’s. The annual FICO rate for all insured institutions as of December 31, 2005 was 1.32 basis points. These assessments are revised quarterly and will continue until the bonds mature in the year 2019. The Bank paid FICO premiums of $306,000 in 2005.

Any significant increases in assessment rates or additional special assessments by the FDIC could have an adverse impact on the results of operations and capital of the Bank and the Corporation.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies. The more significant reforms of the Sarbanes-Oxley Act of 2002 include: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) certification of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (5) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) imposes additional obligations on financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Regulatory Impact of the Cornerstone Companies Acquisition

CII is subject to regulation by a number of federal regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. The Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations (SROs), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market), and the national securities exchanges. These SROs, which are subject to oversight by the SEC, adopt rules (which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers.

CII, CFC and CAAM are registered as investment advisers with the SEC and are subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations, as well as certain state securities laws and regulations. These requirements relate to limitations on the ability of an investment adviser to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. CII, as a broker-dealer registered with the SEC and as a member firm of the NASD, is subject to capital requirements of the SEC and the NASD. These capital requirements specify minimum levels of capital that CII is required to maintain and also limit the amount of leverage that it is able to obtain in its respective business.

In the event of non-compliance with an applicable regulation, governmental regulators and the NASD may institute administrative or judicial proceedings that may result in censure, fine, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders on CII could have a material adverse effect on CII’S (and therefore the Corporation’s) operating results and financial condition.

CII is a member of the Securities Investor Protection Corporation (SIPC), which is a non-profit corporation that was created by the United States Congress under the Securities Protection Act of 1970. SIPC protects customers of member broker-dealers against losses caused by the financial failure of the broker-dealer but not against a change in the market value of securities in customers’ accounts at the broker-dealer. In the event of the inability of a member broker-dealer to satisfy the claims of its customers in the event of its failure, the SIPC’s funds are available to satisfy the remaining claims up to maximum of $500,000 per customer, including up to $100,000 on claims for cash. In addition, CII’s clearing firm carries private insurance that provides unlimited account protection in excess of SIPC’s protection.

Changes in Regulations

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restriction on, the business of the Corporation and the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation or the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation and the Bank are particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

Additional Information

The Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Corporation’s website (www.hncbank.com under “Investor Information”) as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to the Securities and Exchange Commission. These filings are also accessible on the Securities and Exchange Commission’s website (www.sec.gov). In addition, the Corporation makes available on www.hncbank.com under “Investor Information—Corporate Governance” the following: 1) Audit Committee Charter, 2) Code of Ethics, which applies to all directors and all employees, 3) Whistleblower Policy, 4) Nominating and Corporate Governance Committee Charter and 5) Compensation Committee Charter.

Item 1A.                Risk Factors

The business of the Corporation and the Bank involve significant risks as described below. Additional risks may arise in the future or risks that are currently not considered significant may also impact the operations of the Corporation and the Bank. The Corporation may amend or supplement the risk factors described below from time to time by reports filed with the SEC in the future. Management’s ability to analyze and manage these and other risks could affect the future financial results of the Corporation. If any of the events or circumstances described in the following risks occur, the financial condition or results of operations of the Corporation could suffer and the trading price of the Corporation’s common stock could decline.

Interest rate movements impact the earnings of the Corporation.

The Corporation is exposed to interest rate risk, through the operations of its banking subsidiary, since substantially all of the Bank’s assets and liabilities are monetary in nature. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and value of financial instruments. The Bank’s earnings, like that of most financial institutions, largely depends on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. In an increasing interest rate environment, the cost of funds is expected to increase more rapidly than the interest earned on the loans and securities because the primary source of funds are deposits with generally shorter maturities than the maturities on loans and investment securities. This causes the net interest rate spread to compress and negatively impacts the Bank’s profitability. The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income.

The Corporation is exposed to risks in connection with loans the Bank makes and if the allowance for loan losses is not sufficient to cover actual loan losses, the Corporation’s earnings could decrease.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Corporation has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that are believed to be adequate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying loan portfolios. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect the Corporation’s results of operations.

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

Strong competition within the Corporation’s market area may limit its growth and profitability.

Competition in the banking and financial services industry is intense. The Bank competes actively with other eastern Pennsylvania financial institutions, many larger than the Bank, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors with respect to one or more services they render. The Bank is generally competitive with all competing institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. Many of the institutions with which the Bank competes have substantially greater resources and lending limits and may offer certain services that the Bank does not or cannot provide. The Corporation’s profitability depends upon the Bank’s ability to successfully compete in its market area.

An economic downturn in eastern Pennsylvania or a general decline in economic conditions could adversely affect the Corporation’s financial results.

The Bank’s operations are concentrated in eastern Pennsylvania. As a result of this geographic concentration, the Corporation’s financial results may correlate to the economic conditions in this area. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic areas depend, or a general decline in economic conditions may adversely affect the quality of the loan portfolio (including the level of non-performing assets, charge offs and provision expense) and the demand for products and services, and accordingly, the Corporation’s results of operations. Inflation has some impact on the Corporation’s and the Bank’s operating costs.

The Corporation operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Corporation and the Bank are subject to extensive regulation, supervision and examination by certain state and federal agencies including the Pennsylvania State Department of Banking, the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits, the Board of Governors of the Federal Reserve System, as regulator of the holding company and the Office of the Comptroller of Currency. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily to ensure the safety and soundness of financial institutions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on the Bank’s and the Corporation’s operations.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The principal executive offices of the Corporation and of the Bank are located in Harleysville, Pennsylvania in a two-story office building owned by the Bank, built in 1929. The Bank also owns the buildings in which twenty-two of its branches are located and leases space for the other twenty-five branches from unaffiliated third parties under leases expiring at various times through 2036. The Bank leases office space for commercial business development in Lansdale, Pennsylvania. HNC Investment Company leases an office in Wilmington, Delaware. HNC Reinsurance Company leases an office in Phoenix, Arizona. HNB Auto Sales re-markets off lease vehicles at a Bank owned property in Harleysville, Pennsylvania.

Office	Office Location	Owned/Leased
Harleysville	483 Main Street, Harleysville, PA	Owned
Harleysville	278 Main Street, Harleysville, PA	Leased
Skippack	3893 Skippack Pike, Skippack, PA	Owned
Limerick	260 West Ridge Pike, Limerick, PA	Owned
North Wales	1498 North Wales Road, North Wales, PA	Owned
Gilbertsville	1050 East Philadelphia Avenue, Gilbertsville, PA	Leased
Hatfield	1632 Cowpath Road, Hatfield, PA	Leased
North Broad	1804 North Broad Street, Lansdale, PA	Owned
Marketplace	1551 Valley Forge Road, Lansdale, PA	Leased
Normandy Farms	Morris Road & Route 202, Blue Bell, PA	Leased
Horsham	955 Horsham Road, Horsham, PA	Leased
Meadowood	3205 Skippack Pike, Worcester, PA	Leased
Collegeville	364 Main Street, Collegeville, PA	Owned
Sellersville	209 North Main Street, Sellersville, PA	Owned
Trainers Corner	120 North West End Boulevard, Quakertown, PA	Leased
Quakertown Main	224 West Broad Street, Quakertown, PA	Owned
Spring House	1017 North Bethlehem Pike, Spring House, PA	Owned
Red Hill	400 Main Street, Red Hill, PA	Owned
Doylestown	500 East Farm Lane, Doylestown, PA	Leased
Audubon	2624 Egypt Road, Norristown, PA	Owned(1)
Chalfont	251 West Butler Avenue, Chalfont, PA	Leased
Royersford	440 W. Linfield-Trappe Road, Royersford, PA	Owned(1)
Souderton	702 Route 113, Souderton, PA	Leased
Foulkeways	1120 Meetinghouse Road, Gwynedd, PA	Leased
Malvern(2)	30 Valley Stream Parkway, Malvern, PA	Leased
Malvern	83 Lancaster Avenue, Malvern, PA	Leased
Blue Bell(2)	721 Skippack Pike, Blue Bell, PA	Leased
Wyomissing(2)	2800 State Hill Road, Wyomissing, PA	Owned
Lansford	13-15 West Ridge Street, Lansford, PA	Owned
Summit Hill	2 East Ludlow Street, Summit Hill, PA	Owned
Lehighton	904 Blakeslee Blvd, Lehighton, PA	Owned
Honesdale	1001 Main Street, Honesdale, PA	Owned
Slatington	502 Main Street, Slatington, PA	Owned
Slatington Handi-Bank	701-705 Main Street, Slatington, PA	Owned
Lehigh Township	4421 Lehigh Drive, Walnutport, PA	Owned
Palmerton	372 Delaware Avenue, Palmerton, PA	Owned
Kresgeville	Route 209, Kresgeville, PA	Leased
Allentown(2)	1602 Allen Street, Allenton, PA	Leased
Pottstown	One Security Plaza, Pottstown, PA	Leased

Pottstown	1450 East High Street, Pottstown, PA	Leased
Pottstown	930 North Charlotte Street, Pottstown, PA	Leased
Pottstown	Rt. 100 and Shoemaker Road, Pottstown, PA	Owned(1)
Pottstown	2 Glocker Way, Pottstown, PA	Leased
Boyertown	Rt. 100 and Baus Road, Boyertown, PA	Leased
Douglassville	1191 Ben Franklin Parkway, Douglassville, PA	Leased
Dorneyville	3570 Hamilton Boulevard, Allentown, PA	Leased
Warminster(3)	190 Veterans Way, Warminster, PA	Leased

(1)          Branch buildings are owned by the Bank and the land is leased.

(2)          Locations include Millennium Wealth Management and Private Banking offices.

(3)          This branch is expected to open for business in 2006.

In management’s opinion, all of the above properties are in good condition and are adequate for the Corporation’s and the Bank’s purposes.

Item 3.                        Legal Proceedings

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2005 to a vote of holders of the Corporation’s Common Stock.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth high and low closing sales prices for the Corporation’s common stock and quarterly cash dividends paid per share for 2005 and 2004. The Corporation’s stock is traded under the symbol “HNBC” on the NASDAQ National Market Systems. All share information has been restated to reflect stock dividends and splits. For certain limitations on the Bank’s ability to pay dividends to the Corporation, see Item 1, “Supervision and Regulation—Bank” and Item 8, Note 18, “Notes to Consolidated Financial Statements—Regulatory Capital.”

Price of Common Stock and Cash Dividends

2005	High Price	Low Price	Cash dividends per share
First Quarter(1)	$24.96	$19.80	$0.17
Second Quarter(1)	23.48	18.72	0.17
Third Quarter	24.26	21.00	0.18
Fourth Quarter	22.75	19.02	0.23

2004	High Price	Low Price	Cash dividends per share
First Quarter(2)	$28.27	$23.62	$0.15
Second Quarter(2)	26.54	21.42	0.16
Third Quarter(1)	24.51	20.23	0.16
Fourth Quarter(1)	27.10	22.72	0.21

(1)          Adjusted for a five percent stock dividend effective 9/15/05.

(2)          Adjusted for a five percent stock dividend effective 9/15/05 and 9/15/04.

At December 31, 2005, there were 3,637 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

Information on the Corporation’s equity compensation plans included under Item 8, Note 1, “Notes to Consolidated Financial Statements—Stock Based Compensation, Note 13, “Stock Options,” and the 2005 Proxy Statement under the caption, “Equity Compensation Plan Information, is incorporated herein by reference.

The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes.

The following table provides information about purchases made by the Corporation of its common stock during the quarter ended December 31, 2005:

Issuer Purchases of Common Stock

	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased under the Plans(1)
October 1-31, 2005	34,500	$19.58	34,500	1,161,117
November 1-30, 2005	55,678	21.26	55,678	1,105,439
December 1-31, 2005	17,400	21.26	17,400	1,088,039
Total	107,578	$20.72	107,578

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

Item 6.                        Selected Financial Data

	Year Ended December 31,
	2005	2004(2)	2003	2002	2001
	(Dollars in thousands, except per share information)
Income and expense
Interest income	$151,739	$127,729	$119,200	$132,630	$138,679
Interest expense	64,618	42,638	40,079	52,610	64,937
Net interest income	87,121	85,091	79,121	80,020	73,742
Provision for loan losses	3,401	2,555	3,200	4,370	3,930
Net interest income after provision for loan losses	83,720	82,536	75,921	75,650	69,812
Noninterest income	29,990	28,158	27,638	22,523	22,225
Noninterest expense	62,479	59,561	59,529	56,297	55,043
Income before income tax expense	51,231	51,133	44,030	41,876	36,994
Income tax expense	12,403	12,566	8,697	8,949	8,174
Net income	$38,828	$38,567	$35,333	$32,927	$28,820
Per share information(1)
Basic earnings	$1.41	$1.42	$1.35	$1.25	$1.09
Diluted earnings	1.38	1.37	1.30	1.21	1.06
Cash dividends paid	0.75	0.68	0.59	0.51	0.45
Basic average common shares outstanding	27,515,630	27,147,992	26,244,807	26,352,201	26,489,291
Diluted average common shares outstanding	28,085,920	28,062,489	27,148,029	27,149,733	27,147,635
Average balance sheet
Loans	$1,900,023	$1,625,419	$1,354,127	$1,333,300	$1,264,750
Investments	903,063	941,910	950,225	823,004	660,983
Other interest-earning assets	51,740	41,064	28,782	25,411	19,228
Total assets	3,039,186	2,773,405	2,466,070	2,309,422	2,058,738
Deposits	2,259,831	2,094,998	1,927,899	1,808,390	1,599,515
Borrowed funds	456,599	372,141	270,325	247,221	226,247
Shareholders’ equity	272,974	251,963	216,846	198,373	182,178
Balance sheet at year-end
Loans	$1,985,493	$1,845,802	$1,408,391	$1,333,292	$1,316,609
Investments	901,208	943,563	924,874	971,467	732,470
Other interest-earning assets	37,455	56,291	38,551	41,910	19,650
Total assets	3,117,359	3,024,515	2,510,939	2,490,864	2,208,971
Deposits	2,365,457	2,212,563	1,979,081	1,979,822	1,746,862
Borrowed funds	439,168	488,182	255,056	253,906	215,820
Shareholders’ equity	273,232	270,532	227,053	206,206	189,349
Performance ratios
Return on average assets	1.28%	1.39%	1.43%	1.43%	1.40%
Return on average equity	14.22	15.31	16.29	16.60	15.82
Average equity to average assets	8.98	9.08	8.79	8.59	8.85
Dividend payout ratio	53.41	48.16	44.06	40.94	41.27

(1)          Adjusted for a five percent stock dividend effective 9/15/05, 9/15/04 and 9/16/02, a five-for-four stock split effective 9/15/03 and a one hundred percent stock dividend effective 8/10/01

(2)          The results of operations include the acquisition of Millennium Bank effective April 30, 2004

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Harleysville National Corporation (the Corporation), and its wholly owned subsidiaries—Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. The information in Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Corporation’s consolidated financial statements and the accompanying footnotes under Item 8 of this report on Form 10-K.

Critical Accounting Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States and general practices with the financial services industry. The Corporation’s significant accounting policies are described in Note 1 of the consolidated financial statements and are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. In applying accounting policies and preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Judgments and assumptions required by management, which have, or could have a material impact on the Corporation’s financial condition or results of operations are considered critical accounting estimates. The following is a summary of the policies the Corporation recognizes as involving critical accounting estimates: Allowance for Loan Loss, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, Unrealized Gains and Losses on Debt Securities Available for Sale, and Deferred Taxes.

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

Goodwill and Other Intangible Asset Impairment:   Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuations: deposit premiums based on market deals, current stock pricing tracking as a multiple of book value, discounted cash flow of earnings with a terminal value and market multiple of earnings. Management performed its annual review of goodwill at June 30, 2005 in accordance with SFAS No. 142 and determined there was no impairment of goodwill and identifiable intangible assets. No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock-based Compensation:   Under SFAS No. 123 “Accounting for Stock-Based Compensation” (FAS 123), companies have a choice whether to adopt the fair value based method of accounting for stock-based compensation or remain with the intrinsic value based method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) but provide pro-forma disclosure as if the fair value based method was applied. The Corporation chose the intrinsic value based method under APB 25 and provides pro-forma disclosure required under FAS 123. In preparing the pro-forma disclosure, the Corporation estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)). Under FAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement. Registrants are required to implement FAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, per the Securities and Exchange Commission’s rule issued in April 2005 amending the FAS 123(R) compliance date.

The Corporation has adopted SFAS 123(R) on January 1, 2006. The Corporation will use the modified prospective application method of transition. Effective January 1, 2006, the Corporation will recognize compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. In accordance with SFAS 123(R), the Corporation will estimate the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under SFAS 123. The Corporation has chosen to recognize compensation expense for new grants using the straight-line method which spreads compensation expense for shares vesting evenly over the period of vesting. Proforma disclosures under SFAS 123 have been based upon the accrual method which treats each vesting tranche as a separate award and amortizes expense evenly (prorated) from grant date to vest date for each tranche. The Corporation estimates that share-based compensation expense, net of tax, to be recognized during the year of 2006 will be approximately $284,000. The number and timing of options granted during 2006 and vesting criteria may alter this projected number.

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

Financial Overview

The Corporation achieved its 30th consecutive year of earnings growth and the 31th consecutive year of dividend increases to shareholders during 2005. Net income in 2005 was $38.8 million compared to $38.6 million in 2004. The earnings for 2005 reflected an increase in loan interest income partially offset by increases in interest expense on deposits and borrowings. Growth in average earning assets for 2005 was 9.4%.

For the year ended December 31, 2005, diluted earnings per share were $1.38 compared to $1.37 for 2004 and basic earnings per share were $1.41 for 2005 compared to $1.42 in 2004. The financial results for 2005 include the issuance of 1,310,000 shares of the Corporation’s common stock for a 5% stock dividend payable September 15, 2005. All share and per share information has been restated to reflect this stock dividend.

The Corporation’s consolidated total assets were $3.12 billion at December 31, 2005, an increase of 3.1% or $92.8 million over $3.02 billion in total assets reported at December 31, 2004. Of this increase, 4.6% or $140.0 million was due to loan growth, partially offset by a net decrease in cash and investments of 1.8% or $54.1 million. The return on average shareholders’ equity was 14.22% in 2005 compared to 15.31% in 2004. The return on average assets was 1.28% in 2005 compared to 1.39% in 2004. The decrease in the annualized return on average shareholders’ equity during 2005 was primarily due to the retention of earnings.

Net interest income on a tax-equivalent basis increased $962,000, or 1.0%, for the year ending December 31, 2005, over the prior year. The increase in net interest income for the year was mainly attributed to higher loan volume from commercial mortgage and home equity loans partially offset by higher deposit rates. The net interest margin for 2005 was 3.27% compared to 3.55% for 2004. The decline in the net interest margin from 2004 was primarily due to higher funding costs, particularly in money market deposit accounts and short-term borrowings. As a result of market conditions, deposit rates have increased more quickly than the loan rates have increased. During 2005, noninterest income increased $1.8 million, or 6.5% primarily attributed to an increase in gain on sales of investment securities of $1.1 million and the gain on the sale of the Bank’s McAdoo branch of $690,000. Noninterest expense increased $2.9 million mainly due to increased expenses for occupancy and professional fees (Sarbanes-Oxley related) as well as lower loan origination expense deferrals related to decreased loan origination volume.

The quality of the loan portfolio is a key focus of the Corporation. Nonperforming assets (including nonaccrual loans, net assets in foreclosure and loans 90 days or more past due) were .27% of total assets at December 31, 2005, compared to .20% at December 31, 2004. The increase in nonperforming assets at December 31, 2005, in relation to December 31, 2004 was mainly due to commercial mortgage loans for one borrower totaling $1.5 million and commercial business loans for four borrowers totaling $1.1 million which have been placed on nonaccrual of interest. The increase in the provision for 2005, compared to 2004, was primarily due to inherent risk related to loan growth and the increase in nonperforming loans.

Core deposits increased 2.1% or $33.6 million, to $1.61 billion at December 31, 2005, up from $1.58 billion at December 31, 2004. Total deposits increased $152.9 million, or 6.9% for the same period, which was primarily attributable to the growth in core deposit checking products and public funds time deposits of $100,000 or greater.

On June 30, 2005, the Bank sold its former subsidiary, Cumberland Advisors, Inc., to David R. Kotok and Associates, Inc. in a stock sale. The sale price was $2.0 million cash. Cumberland Advisors, based in Vineland, New Jersey, is a SEC registered investment advisor specializing in fixed income money management and equities. It was acquired by the Corporation on April 30, 2004 as part of its

Millennium Bank acquisition. Based upon management’s analysis of Cumberland Advisors’ results of operations and assets in comparison to the Corporation’s, management determined the impact of the sale of Cumberland Advisors is immaterial, and therefore the transaction is not presented as discontinued operations.

On April 30, 2004, the Corporation completed the acquisition of Millennium Bank, Malvern, PA. Millennium Bank was merged into the Bank. This transaction was accounted for in accordance with SFAS No. 141 “Business Combinations.” Millennium Bank’s shareholders received 946,000 shares (1,043,000 restated*) of the Corporation’s common stock and $16.1 million in exchange for all outstanding common shares. Millennium Bank option holders received $2.3 million and options to acquire 284,000 shares (313,000 restated*) of the Corporation’s common stock in exchange for all outstanding options.

For a five-year summary of financial information, see Item 6, “Selected Financial Data,” which is incorporated herein by reference.

For quarterly information for 2005 and 2004, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fourth Quarter 2005 Results,” and Table 17, “Selected Quarterly Financial Data,” which are incorporated herein by reference.

Investment Securities

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” requires that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The net effect of unrealized gains or losses, caused by marking an available for sale portfolio to market, causes fluctuations in the level of shareholders’ equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate.

Investment securities decreased 4.5% to $901.2 million at December 31, 2005 from $943.6 million at December 31, 2004. The investment securities available for sale decreased $33.1 million and the investment securities held to maturity decreased $9.3 million. During 2005, $273.9 million of securities available for sale were sold which generated a pretax gain of $4.8 million. The securities sold consisted primarily of tax-exempt bonds, trust preferred bonds and equity securities. In comparison, $1.35 billion of securities available for sale were sold in 2004 which generated a pretax gain of $3.7 million. During the fourth quarter of 2004, the Corporation transferred $50.0 million of obligations of states and political subdivisions from available for sale to held to maturity. The Bank intends to hold these securities to maturity as these securities are an effective tool to lower the Corporation’s effective tax rate. The Corporation sells investment securities available for sale to fund the purchase of other securities in an effort to enhance the overall return of the portfolio and to reduce the interest rate risk within different interest rate environments.

*—Restated for five percent stock dividends paid on September 15, 2005 and September 15, 2004.

The following table shows the carrying value of the Corporation’s investment securities available for sale and held to maturity:

Table 1—Investment Portfolio

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Investment securities available for sale:
Obligations of other U.S. government agencies and corporations	$157,396	$153,103	$32,495
Obligations of states and political subdivisions	173,845	198,499	240,149
Mortgage-backed securities	467,568	454,730	575,788
Other securities	42,844	68,400	56,438
Total investment securities available for sale	$841,653	$874,732	$904,870
Investment securities held to maturity:
Obligations of other U.S. government agencies and corporations	$3,843	$3,830	$—
Obligations of states and political subdivisions	55,712	64,662	19,568
Mortgage-backed securities	—	339	436
Total investment securities held to maturity	$59,555	$68,831	$20,004

The maturity analysis of investment securities including the weighted average yield for each category as of December 31, 2005 is as follows. Actual maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 2—Maturity and Tax-Equivalent Yield Analysis of Investment Securities

	December 31, 2005
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total
	(Dollars in thousands)
Investment securities available for sale
Obligations of other U.S. government agencies and corporations:
Fair value	$2,959	$88,663	$55,149	$10,625	$157,396
Weighted average yield	3.31%	3.93%	4.81%	5.23%	4.31%
Weighted average maturity					5.1 years
Obligations of states and political subdivisions:
Fair value	—	29,594	65,371	78,880	173,845
Weighted average yield(1)	—%	6.48%	6.26%	6.26%	6.29%
Weighted average maturity					7.9 years
Mortgage-backed securities:
Fair value	47,210	393,358	13,909	13,091	467,568
Weighted average yield	3.83%	3.94%	3.98%	4.35%	3.94%
Weighted average maturity					3.2 years
Other debt securities:
Fair value	—	10,942	—	—	10,942
Weighted average yield	—%	4.68%	—%	—%	4.68%
Weighted average maturity					3.6 years
Equity securities:
Fair value	—	—	—	—	31,902
Weighted average yield	—%	—%	—%	—%	3.53%
Total investment securities available for sale
Fair value	$50,169	$522,557	$134,429	$102,596	$841,653
Weighted average yield	3.80%	4.10%	5.43%	5.91%	4.49%
Weighted average maturity					4.6 years
Investment securities held to maturity
Obligations of other U.S. government agencies and corporations:
Amortized cost	$—	$—	$—	$3,843	$3,843
Weighted average yield	—%	—%	—%	5.45%	5.45%
Weighted average maturity					12.5 years
Obligations of states and political subdivisions:
Amortized Cost	1,104	35,444	—	19,164	55,712
Weighted average yield(1)	9.02%	6.84%	—%	6.28%	6.69%
Weighted average maturity					6.8 years
Total investment securities held to maturity:
Amortized Cost	$1,104	$35,444	$—	$23,007	$59,555
Weighted average yield	9.02%	6.84%	—%	6.15%	6.61%
Weighted average maturity					7.1 years

(1)          Weighted average yield on nontaxable investment securities is shown on a tax equivalent basis (tax rate of 35%).

Loans

Loans increased $140.0 million, or 7.6% in 2005, primarily attributed to growth in commercial real estate loans and home equity loans. The growth in real estate loans was due to the Bank’s strategy of growing real estate loans in its primary market. One of the Bank’s strategic objectives is to increase its loan to deposit ratio by growing its loan portfolio at a faster pace than its deposits. The planned reduction in lease financing was due to run-off and sales. Loans increased $437.4 million, or 31.1% in 2004, primarily due to growth in real estate loans and home equity loans and lines of credit along with $157.1 million in loans acquired in the acquisition of Millennium Bank.

The following table shows the composition of the Bank’s loans:

Table 3—Composition of Loan Portfolio

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
	(Dollars in thousands)
Real estate	$791,358	40%	$693,468	37%	$498,135	35%	$422,692	33%	$418,742	32%
Commercial and industrial	479,238	24%	473,514	26%	385,554	27%	376,406	27%	349,849	26%
Consumer	697,373	35%	645,718	35%	463,492	34%	446,953	33%	440,182	34%
Lease financing	17,524	1%	33,102	2%	61,210	4%	87,241	7%	107,836	8%
Total	$1,985,493	100%	$1,845,802	100%	$1,408,391	100%	$1,333,292	100%	$1,316,609	100%

The following table details outstanding loans by type as of December 31, 2005, in terms of contractual maturity date:

Table 4—Selected Loan Maturity Data

	December 31, 2005
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
	(Dollars in thousands)
Real estate	$100,625	$319,756	$370,977	$791,358
Commercial and industrial	110,209	164,137	204,892	479,238
Consumer	291,924	170,589	234,860	697,373
Lease financing	17,524	—	—	17,524
Total	$520,282	$654,482	$810,729	$1,985,493
Loans with variable or floating interest rates	$361,463	$135,948	$293,791	$791,202
Loans with fixed predetermined interest rates	158,819	518,534	516,938	1,194,291
Total	$520,282	$654,482	$810,729	$1,985,493

The following table details those loans that were placed on nonaccrual status, or were delinquent by 90 days or more and still accruing interest:

Table 5—Nonaccrual Loans and Loans 90 Days or more Past Due Accruing Interest

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$7,493	$4,705	$3,343	$5,109	$6,354
Loans 90 days or more past due accruing interest	846	981	1,164	1,193	1,926
Total	$8,339	$5,686	$4,507	$6,302	$8,280

The Bank had no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2005 and 2004. The Bank actively monitors the risk of this loan concentration. The Bank had no foreign loans, and the impact of nonaccrual and delinquent loans on total interest income was not material.

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

Nonperforming assets (including nonaccrual loans, net assets in foreclosure and loans 90 days or more past due) was .27% of total assets at December 31, 2005, compared to 0.20% at December 31, 2004 and 0.22% at December 31, 2003. The ratio of nonperforming loans to total net loans was 0.42% at December 31, 2005, compared to 0.31% at December 31, 2004 and 0.32% at December 31, 2003.

Nonaccruing loans increased $2.8 million to $7.5 million at December 31, 2005, as compared to December 31, 2004. The increase was primarily due to commercial mortgage loans for one borrower totaling $1.5 million and commercial business loans for four borrowers totaling $1.1 million which were placed on nonaccrual of interest. Nonaccruing loans increased $1.3 million to $4.7 million at December 31, 2004, in comparison to December 31, 2003. The increase in nonaccruing loans was primarily the result of increases in nonaccruing commercial real estate loans of $1.4 million and commercial and industrial loans of $514,000 partially offset by decreases in nonaccruing residential real estate loans of $443,000. The increase in nonaccruing commercial real estate consists primarily of two loans to one borrower in the amount of $1.3 million. The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2005, interest accrued on nonaccruing loans and not recognized as interest income was $310,000 and interest paid on nonaccruing loans of $250,000 was recognized as interest income. During 2004, interest accrued on nonaccruing loans and not recognized as interest income was $238,000 and interest paid on nonaccruing loans of $47,000 was recognized as interest income.

Net assets in foreclosure were $29,000 at December 31, 2005, a decrease of $341,000 from December 31, 2004. During 2005, transfers from loans to assets in foreclosure were $288,000, disposals on foreclosed properties were $466,000, and charge offs of $123,000 were recorded. The December 31, 2004 net assets in foreclosure balance of $370,000, decreased $565,000 from December 31, 2003. During 2004, transfers from loans to assets in foreclosure were $586,000, disposals on foreclosed properties were $1.1 million, and charge offs of $66,000 were recorded. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of the asset or fair value at date of acquisition) or estimated fair value.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. As of December 31, 2005, loans past due 90 days or more and still accruing interest were $846,000, compared to $981,000 at December 31, 2004 and $1.2 million at December 31, 2003.

The Bank uses the reserve method of accounting for loan losses. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan losses are made by charges to the provision for loan losses. The allowance for loan losses increased $1.4 million, or 7.6%, to $19.9 million at December 31, 2005 as compared to December 31, 2004. The increase in the allowance was primarily due to loan growth and the increase in nonperforming loans of $2.7 million. The allowance for loan losses increased $1.7 million, or 10.2%, to $18.5 million at December 31, 2004 as compared to December 31, 2003. The increase in the allowance was primarily due to loan growth and the increase in nonperforming loans of $1.2 million.

Table 6—Nonperforming Assets

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$7,493	$4,705	$3,343	$5,109	$6,354
Loans 90 days or more past due	846	981	1,164	1,193	1,926
Total nonperforming loans	8,339	5,686	4,507	6,302	8,280
Net assets in foreclosure	29	370	935	390	609
Total nonperforming assets	$8,368	$6,056	$5,442	$6,692	$8,889
Allowance for loan losses to nonperforming loans	238.2%	324.6%	371.7%	272.8%	187.9%
Nonperforming loans to total loans	0.42%	0.31%	0.32%	0.47%	0.63%
Allowance for loan losses to total loans	1.00%	1.00%	1.19%	1.29%	1.18%
Nonperforming assets to total assets	0.27%	0.20%	0.22%	0.27%	0.40%

Allowance for Loan Losses

A summary of the activity in the allowance for loan losses is as follows:

Table 7—Allowance for Loan Losses

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Average loans	$1,900,023	$1,625,419	$1,354,127	$1,333,300	$1,264,750
Allowance, beginning of period	18,455	16,753	17,190	15,558	15,210
Loans charged off:
Commercial and industrial	353	522	515	108	494
Consumer	2,123	1,921	2,173	2,589	2,594
Real estate	383	208	1,311	352	498
Lease financing	188	883	556	828	1,075
Total loans charged off	3,047	3,534	4,555	3,877	4,661
Recoveries:
Commercial and industrial	66	58	33	105	38
Consumer	586	496	685	786	607
Real estate	326	307	80	163	328
Lease financing	78	143	120	85	106
Total recoveries	1,056	1,004	918	1,139	1,079
Net loans charged off	1,991	2,530	3,637	2,738	3,582
Reserve from Millennium Bank acquisition	—	1,677	—	—	—
Provision for loan losses	3,401	2,555	3,200	4,370	3,930
Allowance, end of period	$19,865	$18,455	$16,753	$17,190	$15,558
Ratio of net charge offs to average loans outstanding	0.10%	0.16%	0.27%	0.21%	0.28%

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 8—Allocation of the Allowance for Loan Losses by Loan Type

December 31,
2005		2004		2003		2002		2001
Amount	Percent of Reserve	Amount	Percent of Reserve	Amount	Percent of Reserve	Amount	Percent of Reserve	Amount	Percent of Reserve
(Dollars in thousands)

Real estate	$6,422	32%	$4,923	27%	$3,919	23%	$2,980	17%	$2,874	19%
Commercial and industrial	8,534	43%	7,456	40%	6,840	41%	5,248	31%	5,482	35%
Consumer	4,596	23%	5,515	30%	4,990	30%	7,392	43%	5,432	35%
Lease financing	313	2%	561	3%	1,004	6%	1,570	9%	1,770	11%
Total	$19,865	100%	$18,455	100%	$16,753	100%	$17,190	100%	$15,558	100%

Allowance for Loan Losses

The Bank uses the reserve method of accounting for loan losses. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

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

The Bank’s allowance for loan losses is the accumulation of various components that are calculated based on various independent methodologies. The components of the allowance for credit losses consists of both historical losses and estimates. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Bank’s allowance for loan losses components includes the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes and competence of the loan review process. The Bank’s historical loss component is the most significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

The historical loss components of the allowance represent the results of analysis of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, expressed as percentages, relative to delinquency, risk rating and non-accrual, by credit product.

The historical loss components of the allowance for commercial loans are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analysis of other factors that may have affected the collectibility of loans. The Bank analyzes all commercial loans that have been identified as having potential credit risk. The review is accomplished via Watchlist Memorandum, and is designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by altering the risk window, to reflect current events and conditions.

The industry concentration component is recognized as a possible factor in the estimation of loan losses. Two industries represent possible concentrations: commercial real estate and consumer loans relying on residential home equity. No specific loss-related observable data is recognized by management currently, therefore no specific factor is calculated in the reserve solely for the impact of these concentrations, although management continues to carefully consider relevant data for possible future sources of observable data.

The historic loss model includes a judgmental component (environmental factors) that reflects management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit management staff to assess the direction of credit risk and its instant effect on losses. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the specific segments of the portfolio based on the historic loss component.

Deposits and Borrowings

Deposits and borrowings are the primary funding sources of the Corporation. Core deposits increased 2.1% or $33.6 million, to $1.61 billion at December 31, 2005, up from $1.58 billion at December 31, 2004. Total deposits increased $152.9 million, or 6.9% for the same period, which was primarily attributable to the growth in core deposit checking products and time deposits of $100,000 or greater. The Corporation has placed more emphasis on government banking to provide additional funding sources through relationships with municipalities and school districts resulting in both interest-bearing checking accounts and large time deposits.

Deposit Structure

The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

Table 9—Average Deposits

	December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand—noninterest-bearing	$335,962	—%	$312,963	—%	$265,399	—%
Demand—interest-bearing	351,071	1.64%	289,611	0.66%	245,116	0.56%
Money market and savings	889,332	1.86%	824,123	0.96%	709,327	0.90%
Time—under $100,000	517,969	3.57%	509,695	3.47%	509,757	3.73%
Time—$100,000 or greater	165,497	3.51%	158,606	2.04%	198,300	2.17%
Total interest-bearing deposits	$1,923,869	2.42%	1,782,035	1.73%	1,662,500	1.87%
Total deposits	$2,259,831		$2,094,998		$1,927,899

The maturity distribution of certificates of deposit of $100,000 and over as of December 31, 2005 is as follows:

Table 10—Maturity Distribution of Certificates of Deposit $100,000 and Over

(Dollars in thousands)
Three months or less	$78,728
Over three months to six months	40,476
Over six months to twelve months	28,768
Over twelve months	70,122
Total	$218,094

Borrowings

Borrowings decreased $49.0 million to $439.2 million at December 31, 2005 from $488.2 million at December 31, 2004. The decrease was the result of reductions of $99.8 million in short-term borrowings offset in part by increases of $25.0 million in long-term Federal Home Loan Bank (FHLB) borrowings and $25.8 in subordinated debt. Subordinated debt increased to $51.5 million at December 31, 2005. The Corporation completed a private placement of $25.0 million in aggregate principal amount of fixed/floating rate preferred securities (subordinated debt) through a newly formed Delaware trust affiliate HNC Statutory Trust III (Trust III) on September 28, 2005. The trust preferred securities represent undivided beneficial interests in the assets of Trust III. The trust preferred securities mature on November 23, 2035, are redeemable at the Corporation’s option beginning after five years and require quarterly distributions by Trust III to the holders of the trust preferred securities at a fixed rate equal to 5.67% through November 2010 and then will be payable at a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.40% per annum.

Borrowings increased $233.1 million to $488.2 million at December 31, 2004 from $255.1 million at December 31, 2003. This increase was primarily to support loan growth and the Millennium acquisition. FHLB advances increased $145.0 million of which $45.0 million was short-term and $100.0 million was long-term. Fed funds purchased and securities sold under agreements to repurchase rose $67.2 million.

The Bank, pursuant to a designated cash management agreement, utilizes securities sold under agreements to repurchase as vehicles for customers’ sweep and term investment products. Securitization under these cash management agreements are in U.S. Treasury Securities and obligations of states and political subdivisions securities. Securities sold under agreements to repurchase are generally overnight transactions. These securities are held in a third-party custodian’s account, designated by the Bank under a written custodial agreement that explicitly recognizes the Bank’s interest in the securities.

Table 11—Securities Sold under Agreements to Repurchase

	At or for the year ended December 31,
Securities sold under agreement to repurchase:	2005	2004	2003
	(Dollars in thousands)
Balance at year-end	$88,118	$84,945	$72,291
Weighted average rate at year-end	3.45%	1.51%	0.62%
Maximum month-end balance	$155,239	$199,493	$101,991
Average balance during the year	$102,722	$106,169	$83,277
Weighted average rate during the year	2.64%	0.93%	0.87%

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

Net Interest Income

Net interest income on a tax equivalent basis in 2005 increased $962,000, or 1.0% to $93.5 million, compared to 2004. The increase in 2005 was mostly due to higher loan volume, partially offset by higher deposit rates. As a result of market conditions, deposit rates have increased more quickly than the loan rates have increased. Net interest income on a tax equivalent basis in 2004 increased $3.8 million, or 4.3% to $92.5 million in comparison to 2003. The increase in 2004 was primarily the result of loan growth partially offset by lower loan rates and a higher level of borrowings. The lower loan rates were largely attributable to the general decline in market interest rates.

The rate volume analysis in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the last three years by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 12—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	2005 compared to 2004			2004 compared to 2003
	Net	Due to Change in		Net	Due to Change in
	Change	Volume	Rate	Change	Volume	Rate
	(Dollars in thousands)
Increase (decrease) in interest income:
Investment securities(1)	$(800)	$(1,705)	$905	$(658)	$(348)	$(310)
Federal funds sold and deposits in banks	1,113	166	947	176	155	21
Loans(1)(2)	22,629	16,600	6,029	6,848	16,198	(9,350)
Total	22,942	15,061	7,881	6,366	16,005	(9,639)
Increase (decrease) in interest expense:
Savings and money market deposits	12,448	1,237	11,211	2,094	1,348	746
Time deposits	3,428	483	2,945	(2,401)	(1,282)	(1,119)
Borrowed funds	6,104	2,994	3,110	2,866	3,257	(391)
Total	21,980	4,714	17,266	2,559	3,323	(764)
Net increase (decrease) in interest income	$962	$10,347	$(9,385)	$3,807	$12,682	$(8,875)

(1)          The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis using a tax rate of 35%.

(2)          Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax-equivalent basis in 2005 increased $22.9 million, or 17.0% to $158.1 million, compared to 2004. This increase was mainly due to higher average loans of $274.6 million, or 16.9% and a 35 basis point rise in the average rates earned on loans. Interest expense increased $22.0 million, to $64.6 million during 2005 mostly attributed to higher deposit and borrowing rates.

The average rate paid on deposits during 2005 of 2.42% was 69 basis points higher compared to 2004 primarily due to higher rates on money market accounts, interest checking accounts and time deposits accounts of $100,000 or more. These higher rates resulted from the increase in short-term rates during 2005. The average rate paid on borrowings for 2005 of 3.94% was 75 basis points higher than 2004 mainly due to an increase in short-term borrowing rates.

Interest income on a tax-equivalent basis in 2004 increased $6.4 million, or 4.9% to $135.2 million as compared to 2003. This increase was mainly due to an increase in average loans of $271.3 million, or 20.0% partially offset by a 65 basis point reduction in the average rates earned on loans. Loans totaling $157.1 million were acquired in the acquisition of Millennium Bank which contributed to the increase in average loans. Interest expense increased $2.6 million, or 6.4% to $42.6 million during 2004 primarily due to a higher level of borrowings. Average borrowings increased $101.8 million, or 37.7% during 2004 to support loan growth and the Millennium Bank acquisition.

Net Interest Margin

The 2005 net interest margin of 3.27% was lower than the net interest margins for 2004 and 2003 of 3.55% and 3.80%, respectively. The decline in the net interest margin from 2004 is primarily due to higher funding costs, particularly in money market deposit accounts and short-term borrowings. As a result of market conditions, deposit rates have increased more quickly than the loan rates have increased, although net interest income has increased primarily as a result of higher earning assets volume. The decline in the net interest margin in 2004 from 2003 was primarily due to a decline in loan yields impacted by the lower interest rate environment.

During 2005, the Corporation continued to manage its balance sheet in an effort to position it for potentially higher rates in the future. The Corporation continued to sell securities with longer average lives in a rising rate environment and purchased securities with more stable cash flows in such a rate environment. As a result, the balance sheet is better positioned to minimize market risk from rising rates.

The table below presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields:

Table 13—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets
Earning Assets:
Investment securities:
Taxable investments	$648,630	$23,923	3.69%	$702,183	$23,891	3.40%	$638,036	$18,697	2.93%
Nontaxable investments(1)	254,433	16,183	6.36	239,727	17,015	7.10	312,189	22,867	7.32
Total investment securities	903,063	40,106	4.44	941,910	40,906	4.34	950,225	41,564	4.37
Federal funds sold and deposits in banks	51,740	1,637	3.16	41,064	524	1.28	28,782	348	1.21
Loans(1)(2)	1,900,023	116,354	6.12	1,625,419	93,725	5.77	1,354,127	86,877	6.42
Total earning assets	2,854,826	158,097	5.54	2,608,393	135,155	5.18	2,333,134	128,789	5.52
Noninterest-earning assets	184,360			165,012			132,936
Total assets	$3,039,186			$2,773,405			$2,466,070
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,240,403	22,319	1.80%	$1,113,734	9,871	0.89%	$954,443	7,777	0.81%
Time	683,466	24,330	3.56	668,301	20,902	3.13	708,057	23,303	3.29
Total interest-bearing deposits	1,923,869	46,649	2.42	1,782,035	30,773	1.73	1,662,500	31,080	1.87
Borrowed funds	456,599	17,969	3.94	372,141	11,865	3.19	270,325	8,999	3.33
Total interest-bearing liabilities	2,380,468	64,618	2.71	2,154,176	42,638	1.98	1,932,825	40,079	2.07
Noninterest-bearing liabilities:
Demand deposits	335,962			312,963			265,399
Other liabilities	49,782			54,303			51,000
Total noninterest-bearing liabilities	385,744			367,266			316,399
Total liabilities	2,766,212			2,521,442			2,249,224
Shareholders’ equity	272,974			251,963			216,846
Total liabilities and shareholders’ equity	$3,039,186			$2,773,405			$2,466,070
Net interest spread			2.83			3.20			3.45
Effect of noninterest-bearing sources			0.44			0.35			0.35
Net interest income/margin on earning assets		$93,479	3.27%		$92,517	3.55%		$88,710	3.80%
Less tax equivalent adjustment		6,358			7,426			9,589
Net interest income		$87,121			$85,091			$79,121

(1)                The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis (tax rate of 35%).

(2)                Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest Rate Sensitivity Analysis

In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and value of financial instruments.

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

At December, 31, 2005, the Corporation had cash flow hedges in the form of interest rate swaps with a notional value totaling $20.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. For these swaps, the Corporation recognized $69,000 of net interest income for the year ended December 31, 2005 and estimates that for 2006, $286,000 will be recognized as an increase in net interest income. These swaps mature in 2008. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” For the year ended December 31, 2005, the Corporation amortized into net interest income $159,000 related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. During December 2005, the Corporation entered into a fair value hedge for $2.1 million which had no impact to earnings for 2005. This swap matures in 2015. At December 31, 2005, the interest rate swap agreements have a positive fair market value of $623,000 compared to $53,000 at December 31, 2004.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. The Corporation’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2005, is presented in Table 14. The data in the table was based in part on assumptions that are regularly reviewed for accuracy. The table presents data at a single point in time and includes management assumptions estimating the prepayment rate and the interest rate environment prevailing at December 31, 2005. The table indicates an asset sensitive one-year cumulative gap position of 1.81% of total earning assets.

Table 14—Contractual Repricing Data of Interest Sensitive Assets and Liabilities

	December 31, 2005
	0 to 90 days	91 to 365 days	After 1 year through 5 years	Over 5 years	Total
	(Dollars in thousands)
Earning assets
Investment securities	$112,979	$161,037	$330,258	$296,934	$901,208
Federal funds sold and deposits in banks	37,455	—	—	—	37,455
Loans	673,394	162,367	644,230	505,502	1,985,493
Total earning assets	$823,828	$323,404	$974,488	$802,436	$2,924,156
Interest-bearing liabilities
Interest-bearing checking accounts	$97,799	$119,108	$170,467	$—	$387,374
Money market funds	85,129	213,076	369,747	—	667,952
Savings accounts	9,506	28,504	152,023	—	190,033
Time deposits	139,763	267,901	348,963	31	756,658
Borrowed funds	125,489	30,000	193,524	90,155	439,168
Total interest-bearing liabilities	$457,686	$658,589	$1,234,724	$90,186	$2,441,185
Interest rate swaps	$22,100	$—	$(20,000)	$(2,100)	$—
Incremental gap	$388,242	$(335,185)	$(280,236)	$710,150
Cumulative gap(1)	$388,242	$53,057	$(227,179)	$482,971
Cumulative gap as a percentage of earning assets	13.28%	1.81%	-7.77%	16.52%

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

Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the December 31, 2005 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy.

The following table forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of December 31, 2005. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 15—Market Value of Equity

	December 31, 2005
	Market Value of Equity	Change in Market Value of Equity	Percentage Change	Asset/Liability Approved Percent Change
	(Dollars in thousands)
+300 Basis Points	$316,893	$(97,991)	-23.62%	+/-35%
+200 Basis Points	346,852	(68,032)	-16.40	+/-25
+100 Basis Points	378,065	(36,819)	-8.87	+/-15
Flat Rate	414,884	—	0.00	—
-100 Basis Points	412,977	(1,907)	-.46	+/-15
-200 Basis Points	400,302	(14,582)	-3.51	+/-25
-300 Basis Points	382,689	(32,195)	-7.76	+/-35

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

Provision for Loan Losses

The provision for loan losses of $3.4 million for 2005 reflected an increase of $846,000 compared to the 2004 provision of $2.6 million. The increase in the provision during 2005 was primarily due to inherent risk related to loan growth which totaled $140.0 million and the increase in non-performing loans of $2.7 million. Total net loans charged off in 2005, 2004 and 2003 were $2.0 million, $2.5 million and $3.6 million, respectively.

Noninterest Income

Noninterest income of $30.0 million for the year ended December 31, 2005 reflects an increase of $1.8 million, or 6.5% from 2004.The increase in noninterest income was attributed to gains of $1.1 million on sales of investment securities and gains of $690,000 and $287,000 on the sales of Harleysville National Bank’s McAdoo branch and Cumberland Advisors, Inc., respectively, during the second quarter of 2005. The increase in net security gains in 2005 was primarily the result of sales of tax-exempt, trust preferred and equity securities to position the balance sheet in the current interest rate environment. On April 1, 2005, the Bank completed the sale of its McAdoo branch located in Schuylkill County, Pennsylvania with deposits of $13.9 million as well as certain loans and other assets of $5.8 million to The Legacy Bank. In connection with the sale, the Bank paid net cash of $7.4 million and recorded a pre-tax profit of $690,000 during the second quarter of 2005. On June 30, 2005, the Bank sold its former subsidiary, Cumberland Advisors, Inc. in a stock sale. The sale price was $2.0 million cash and resulted in a non-taxable gain of $287,000 recorded in the second quarter of 2005. It was acquired by the Corporation on April 30, 2004 as part of its Millennium Bank acquisition. Management does not believe the sale of Cumberland Advisors will have a material impact on the Corporation’s future results of operations.

Noninterest income of $28.2 million during 2004 increased $520,000, or 1.9%, to $28.2 million during 2004, compared to 2003. This was mainly due to an increase of $2.7 million in trust and investment advisory fees and an increase of $1.4 million in the gains related to the auto leasing portfolio, partially offset by a decrease of $2.9 million in the gain on sales of investment securities and a decrease of $868,000 in gains related to the sale of residential mortgages. The increase in trust and investment advisory fees of $2.7 million, or 71.6% during 2004, was primarily attributable to the Cumberland subsidiary acquired with the Millennium Bank acquisition, growth in trust assets and the higher market value of equities in trust assets experienced in 2004, compared to 2003. Gains related to the auto leasing portfolio increased $1.4 million during 2004 mostly due to residual insurance fund valuations. Gains related to the sale of residential mortgages decreased $868,000 in 2004 primarily attributable to lower origination volume.

Noninterest Expense

Noninterest expense of $62.5 million for the year ended December 31, 2005 increased $2.9 million, or 4.9% compared to 2004. Salaries and benefits expense increased $361,000 for the year of 2005 over 2004, primarily due to the acquisition of Millennium Bank, increased staffing levels resulting from growth and higher pension and healthcare costs partially offset by lower bonus expense. Occupancy expense increased $619,000 in 2005 over 2004, mostly due to the Millennium acquisition and a new branch opening. Other expense increased $2.3 million during 2005 mainly due to increased expenses for advertising and professional fees (Sarbanes-Oxley related) as well as lower loan origination expense deferrals related to decreased loan origination volume.

Noninterest expense remained level at $59.6 million for 2004, compared to 2003. Salary and employee benefits expense increased $5.9 million in 2004 primarily due to the Millennium acquisition and higher pension and medical costs. Occupancy expense increased $787,000 during 2004 mostly due to the Millennium acquisition and a new branch opening. Partially offsetting these variances was Federal Home Loan Bank borrowings prepayment fees which decreased $2.6 million and other expenses which decreased $5.0 million. During 2003, the Corporation paid off $29 million of FHLB borrowings with rates over 6.0% prior to their scheduled maturity dates. This provided the opportunity to lock in historically low rates on new long-term borrowings. The early retirement of these borrowings resulted in a $2.6 million prepayment fee. The decrease in other expenses was primarily due to lower off-lease vehicle residual reserve of $2.6 million, higher loan origination expense deferrals amounting to $3.8 million mainly related to higher loan origination volume, partially offset by an increase in deferred compensation expense for directors and employees of $717,000.

Federal Income Taxes

The effective federal income tax rate for 2005 was 24.0% versus the statutory rate of 35%. The Corporation’s effective rate was lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance as well as the tax loss recorded related to the sale of Cumberland Advisors, Inc. during 2005. The effective income tax rate for 2004 was 24.3% and for 2003 was 19.6%. The lower effective tax rate during 2003 was primarily the result of higher non-taxable income on life insurance proceeds during 2003 as well as lower non-taxable investment securities income and higher taxable loan interest during 2004.

Capital

Capital formation is important to the Corporation’s well being and future growth. Capital, at the end of 2005, was $273.2 million, an increase of $2.7 million over the end of 2005. The increase was primarily the result of the retention of the Corporation’s earnings partially offset by dividends paid to the shareholders, the Corporation’s repurchase of its common stock and the accumulated other comprehensive loss. The accumulated other comprehensive loss at December 31, 2005 was $8.6 million, compared to a gain of

$1.2 million at December 31, 2004. This change resulted from an increase in market rates and the effect on the Corporation’s securities portfolio. At December 31, 2004, capital was $270.5 million, an increase of $43.5 million over December 31, 2003. The increase was primarily due to the acquisition of Millennium Bank and the retention of the Corporation’s earnings partially offset by dividends paid to shareholders and a decrease in accumulated other comprehensive income. The issuance of common stock for the acquisition of Millennium Bank resulted in an increase in capital of $28.9 million. Management believes that the Corporation’s current capital position and liquidity position are strong and that its capital position is adequate to support its operations. Management is not aware of any recommendation by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation’s capital.

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is shareholders’ equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 capital ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At December 31, 2005, the Corporation’s Tier 1 risk-adjusted capital ratio was 12.17%, and the total risk-adjusted capital ratio was 12.98%, both well above regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at the end of 2005. At December 31, 2004, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.36%, and the total risk-adjusted capital ratio was 12.21%. The higher risk-based capital ratios of the Corporation at December 31, 2005 compared to December 31, 2004 were primarily attributable to the increase in Tier 1 capital from the issuance of $25.0 million of trust preferred securities during the third quarter of 2005.

To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board (FRB) established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% or 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 9.69% and 8.91% at December 31, 2005 and 2004, respectively. The higher leverage ratio of the Corporation at December 31, 2005 was mainly due to the increase in Tier 1 capital from the issuance of $25.0 million of trust preferred securities during the third quarter of 2005.

Under FDIC regulations, a “well capitalized” institution must have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and not be subject to a capital directive order. To be considered “adequately capitalized” an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. An institution is deemed to be “critically under capitalized” if it has a tangible equity ratio of 2% or less. As of December 31, 2005, the Bank is above the regulatory minimum guidelines and meets the criteria to be categorized as a “well capitalized” institution.

Liquidity

Liquidity is a measure of the ability of the Bank to meet its needs and obligations on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, and the ability to fulfill the needs of borrowing customers. Generally, the Bank arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model’s projection of potential sources and uses of funds for the next 120 days. The resulting projections as of December 31, 2005, show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds, which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. As of December 31, 2005, the Bank had borrowings outstanding with the FHLB of $297.8 million, all of which were long-term and pledged investment securities available for sale of $514.6 million. At December 31, 2005, the Bank had unused lines of credit at the FHLB of $273.1 million and unused federal funds lines of credit with commercial banks of $130.0 million.

There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2005:

Table 16—Contractual Obligations and Other Commitments

	December 31, 2005
	Total	One year or less	After one year through three years	After three years through five years	After five years
	(Dollars in thousands)
Minimum annual operating leases	$18,374	$1,993	$3,546	$2,966	$9,869
Remaining contractual maturities of time deposits	756,658	406,137	272,713	77,777	31
Long-term borrowings and subordinated debt	349,298	40,000	113,000	54,750	141,548
Unfunded home equity lines of credit(1)	271,954	2,204	1,982	23,518	244,250
Unfunded other loan lines of credit	442,494	382,687	52,460	7,347	—
Unfunded residential mortgages	7,586	7,586	—	—	—
Standby letters of credit	21,661	16,006	4,038	41	1,576
Total	$1,868,025	$856,613	$447,739	$166,399	$397,274

(1)          Home equity lines of credit in the after five years category have no stated expiration.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at December 31, 2005 and 2004 of $1.8 million and $5.1 million, respectively and commitments to sell mortgage loans at a specified rate at December 31, 2005 and 2004 of $1.1 million and $2.2 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At December 31, 2005 and 2004, the fair values of the loan commitments were $320 and $5,000, respectively, which were recorded as other income.

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which is the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Corporation will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010 with approximately 90% of the lease financing receivables estimated to be paid down by 2007. The outstanding balance of these sold leases at December 31, 2005 was $6.6 million with a total recourse exposure of $1.4 million.

For information on known uncertainties, see Item 1, “Business.”

Fourth Quarter 2005 Results (Unaudited)

Net income for the fourth quarter of 2005 was $9.8 million, as compared to $10.1 million for the fourth quarter of 2004. Diluted earnings per share of $.35 remained level with the earnings during the fourth quarter of 2004 and basic earnings per share were $.36 compared with $.37 for the fourth quarter of 2004.

Net interest income on a tax equivalent basis in the fourth quarter of 2005 remained level with the same period in 2004. During the fourth quarter of 2005, higher loan volume and loan rates were offset by higher deposit and borrowing rates resulting in level net interest income. The net interest margin for the fourth quarter of 2004 was 3.16%, compared to 3.34% for the fourth quarter of 2004, the decline being primarily due to higher funding costs, particularly in money-market deposit accounts and short-term borrowings. Average earning assets increased $148.6 million or 5.4% during the fourth quarter of 2005 versus the comparable period in 2004. Average loans grew by $167.8 million or 9.4% during the same period, partially offset by a decrease in investment securities of $44.7 million or 4.7%.

Total noninterest income of $7.6 million for the fourth quarter of 2005 reflects a decrease of $1.8 million or 19.5% from the comparable period in 2004. The decrease was primarily due to a reduction of $589,000 in trust and investment advisory fees related to the sale of Cumberland Advisors, Inc., which took place in the second quarter of this year, lower gains on sales of investment securities of $289,000 and life insurance income of $586,000 recognized in 2004.

Noninterest expense of $14.8 million for the fourth quarter of 2005 decreased $1.9 million or 11.4% from $16.7 million in the fourth quarter of 2004. The decrease in noninterest expense was mainly due to a $382,000 decrease in salaries and benefits expense related to the sale of Cumberland Advisors, Inc. and lower bonus expense of $1.1 million.

The following is the summarized (unaudited) consolidated quarterly financial data of the Corporation which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Corporation’s results of operations:

Table 17—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended 2005				Three Months Ended 2004
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in thousands, except per share information)
Interest income	$41,008	$38,570	$36,889	$35,272	$34,196	$33,366	$30,994	$29,173
Interest expense	19,148	16,826	15,042	13,602	12,735	11,286	9,674	8,943
Net interest income	21,860	21,744	21,847	21,670	21,461	22,080	21,320	20,230
Provision for loan losses	1,351	650	650	750	1,070	499	497	489
Net interest income after provision for loan losses	20,509	21,094	21,197	20,920	20,391	21,581	20,823	19,741
Noninterest income	7,565	7,730	7,752	6,943	9,395	6,693	6,287	5,783
Noninterest expense	14,770	15,313	16,893	15,503	16,674	14,477	14,593	13,817
Income before income tax expense	13,304	13,511	12,056	12,360	13,112	13,797	12,517	11,707
Income tax expense	3,493	3,349	2,366	3,195	2,999	3,632	3,135	2,800
Net income	$9,811	$10,162	$9,690	$9,165	$10,113	$10,165	$9,382	$8,907
Net income per share(1)
Basic	$0.36	$0.37	$0.35	$0.33	$0.37	$0.37	$0.34	$0.34
Diluted	$0.35	$0.36	$0.35	$0.32	$0.35	$0.36	$0.33	$0.33

(1)          Adjusted for five percent stock dividend effective 9/15/05 and 9/15/04.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

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

No material changes in market risk strategy occurred during the fourth quarter of 2005. Information on quantitative and qualitative disclosures about market risk is incorporated by reference to the discussion contained in Item 7, under the caption “Interest Rate Sensitivity,” and Table 14, “Contractual Repricing Data of Interest Sensitive Assets and Liabilities,” and Table 15, “Market Value of Equity.”

Item 8.                        Financial Statements and Supplementary Data

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks	$57,756	$50,699
Federal funds sold and securities purchased under agreements to resell	35,000	52,000
Interest-bearing deposits in banks	2,455	4,291
Total cash and cash equivalents	95,211	106,990
Residential mortgage loans held for sale	2,028	1,236
Investment securities available for sale	841,653	874,732
Investment securities held to maturity (market value $59,753 and $69,704, respectively)	59,555	68,831
Loans and leases	1,983,465	1,844,566
Less: Allowance for loan losses	(19,865)	(18,455)
Net loans	1,963,600	1,826,111
Premises and equipment, net	27,570	26,963
Accrued interest receivable	13,282	12,089
Net assets in foreclosure	29	370
Goodwill	31,552	32,548
Intangible assets, net	4,031	4,168
Bank-owned life insurance	59,334	52,109
Other assets	19,514	18,368
Total assets	$3,117,359	$3,024,515
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$363,440	$333,516
Interest-bearing:
Checking accounts	387,374	305,584
Money market accounts	667,952	713,039
Savings	190,033	223,039
Time, under $100,000	538,564	508,010
Time, $100,000 or greater	218,094	129,375
Total deposits	2,365,457	2,212,563
Federal funds purchased and securities sold under agreements to repurchase	88,118	142,445
Other short-term borrowings	1,752	47,213
Long-term borrowings	297,750	272,750
Accrued interest payable	28,276	26,613
Subordinated debt	51,548	25,774
Other liabilities	11,226	26,625
Total liabilities	2,844,127	2,753,983
Shareholders’ equity:
Series preferred stock, par value $1 per share; authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares; issued 27,500,407 shares in 2005 and 27,319,988 shares in 2004	27,500	27,320
Additional paid-in capital	167,418	160,039
Retained earnings	88,285	99,730
Accumulated other comprehensive income (loss)	(8,618)	1,243
Treasury stock, at cost: 64,700 shares in 2005 and 1,042,734 shares in 2004	(1,353)	(17,800)
Total shareholders’ equity	273,232	270,532
Total liabilities and shareholders’ equity	$3,117,359	$3,024,515

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$113,240	$88,079	$79,064
Lease financing	2,093	4,439	6,582
Investment securities:
Taxable	23,923	23,891	18,697
Exempt from federal taxes	10,846	10,796	14,509
Federal funds sold and securities purchased under agreements to resell	1,451	489	244
Deposits in banks	186	35	104
Total interest income	151,739	127,729	119,200
Interest expense
Savings and money market deposits	22,319	9,871	7,777
Time, under $100,000	18,516	17,662	18,999
Time, $100,000 or greater	5,814	3,240	4,304
Short-term borrowings	3,972	1,381	946
Long-term borrowings	13,997	10,484	8,053
Total interest expense	64,618	42,638	40,079
Net interest income	87,121	85,091	79,121
Provision for loan losses	3,401	2,555	3,200
Net interest income after provision for loan losses	83,720	82,536	75,921
Noninterest income
Service charges	8,202	7,807	7,855
Gains on sales of investment securities, net	4,794	3,689	6,613
Gain on sale of branch	690	—	—
Trust, investment services and advisory income	6,651	6,586	3,837
Bank-owned life insurance income	2,234	2,406	2,615
Income on life insurance	177	586	1,119
Other income	7,242	7,084	5,599
Total noninterest income	29,990	28,158	27,638
Net interest income after provision for loan losses and noninterest income	113,710	110,694	103,559
Noninterest expense
Salaries, wages and employee benefits	37,441	37,080	31,173
Occupancy	5,176	4,557	3,770
Furniture and equipment	4,231	4,863	4,995
Marketing	2,506	2,262	1,191
Prepayment fee	—	—	2,594
Other expense	13,125	10,799	15,806
Total noninterest expense	62,479	59,561	59,529
Income before income tax expense	51,231	51,133	44,030
Income tax expense	12,403	12,566	8,697
Net income	$38,828	$38,567	$35,333
Net income per share information:
Basic	$1.41	$1.42	$1.35
Diluted	$1.38	$1.37	$1.30
Cash dividends per share	$0.75	$0.68	$0.59
Weighted average number of common shares:
Basic	27,515,630	27,147,992	26,244,807
Diluted	28,085,920	28,062,489	27,148,029

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Common			Accumulated
	Number	Number	Stock	Additional		Other
	of Shares	of Shares	Par Value	Paid in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total	Comprehensive Income (Loss)
	(Dollars and share information in thousands)
Balance January 1, 2003	19,597	(569)	$19,597	$96,585	$94,677	$6,937	$(11,590)	$206,206
Issuance of stock for stock options, net of tax benefits	142	—	142	2,055	—	—	—	2,197
Issuance of stock for stock awards	—	—	—	6	—	—	—	6
Stock dividend	4,929	(165)	4,929	—	(4,942)	—	—	(13)
Net income	—	—	—	—	35,333	—	—	35,333	$35,333
Other comprehensive income, net of reclassifications and tax	—	—	—	—	—	1,161	—	1,161	1,161
Purchases of treasury stock	—	(89)	—	—	—	—	(2,271)	(2,271)
Cash dividends	—	—	—	—	(15,566)	—	—	(15,566)
Comprehensive income									$36,494
Balance December 31, 2003	24,668	(823)	24,668	98,646	109,502	8,098	(13,861)	227,053
Issuance of stock for stock options, net of tax benefits	411	—	411	4,832	—	—	—	5,243
Issuance of stock for stock awards	—	—	—	7	—	—	—	7
Stock dividend	1,295	(46)	1,295	28,456	(29,764)	—	—	(13)
Net income	—	—	—	—	38,567	—	—	38,567	$38,567
Other comprehensive loss, net of reclassifications and tax	—	—	—	—	—	(6,855)	—	(6,855)	(6,855)
Issuance of common stock for acquisition of Millennium Bank	946	—	946	27,974	—	—	—	28,920
Purchases of treasury stock	—	(190)	—	399	—	—	(4,214)	(3,815)
Sale of treasury stock	—	16	—	(275)	—	—	275	—
Cash dividends	—	—	—	—	(18,575)	—	—	(18,575)
Comprehensive income									$31,712
Balance December 31, 2004	27,320	(1,043)	27,320	160,039	99,730	1,243	(17,800)	270,532
Issuance of stock for stock options, net of tax benefits	142	153	142	1,284	—	—	3,027	4,453
Issuance of stock for stock awards	—	—	—	5	—	—	—	5
Stock dividend	38	1,272	38	6,090	(29,535)	—	23,392	(15)
Net income	—	—	—	—	38,828	—	—	38,828	$38,828
Other comprehensive loss, net of reclassifications and tax	—	—	—	—	—	(9,861)	—	(9,861)	(9,861)
Purchases of treasury stock	—	(446)	—	—	—	—	(9,972)	(9,972)
Cash dividends	—	—	—	—	(20,738)	—	—	(20,738)
Comprehensive income									$28,967
Balance December 31, 2005	27,500	(64)	$27,500	$167,418	$88,285	$(8,618)	$(1,353)	$273,232

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Operating activities
Net income	$38,828	$38,567	$35,333
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,401	2,555	3,200
Depreciation and amortization	3,909	4,178	3,124
Net amortization of investment securities discounts/premiums	5,890	6,011	9,609
Deferred income expense (benefit)	(5,530)	(3,582)	(2,930)
Gains on sales of investment securities, net	(4,794)	(3,689)	(6,613)
Gain on sale of branch	(690)	—	—
Gain on sale of bank subsidiary	(287)	—	—
Net (increase) decrease in accrued interest receivable	(1,205)	(985)	2,971
Net increase in accrued interest payable	2,039	3,183	929
Net (increase) decrease in other assets	3,205	(2,997)	958
Net increase (decrease) in other liabilities	(8,850)	6,416	(246)
Other, net	45	7	6
Net cash provided by operating activities	35,961	49,664	46,341
Investing activities
Proceeds from sales of investment securities available for sale	273,919	1,348,441	1,233,050
Proceeds, maturity or calls of investment securities held to maturity	9,243	5,040	2,811
Proceeds, maturity or calls of investment securities available for sale	196,161	260,892	594,762
Purchases of investment securities held to maturity	—	(3,826)	—
Purchases of investment securities available for sale	(454,254)	(1,607,251)	(1,784,799)
Net increase in loans	(147,029)	(283,337)	(80,513)
Net cash paid in sale of branch	(7,431)	—	—
Net cash received from sale of bank subsidiary	1,931	—	—
Net cash paid due to acquisition, net of cash acquired	—	(18,439)	—
Net increase in premises and equipment	(4,707)	(5,244)	(4,808)
Purchase of bank-owned life insurance	(5,000)	—	—
Net increase in bank-owned life insurance	(2,225)	(1,416)	(2,062)
Proceeds from sales of other real estate	466	1,085	1,232
Net cash used in investing activities	(138,926)	(304,055)	(40,327)
Financing activities
Net increase (decrease) in deposits	166,472	82,234	(741)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(54,327)	55,633	(8,850)
Increase (decrease) in short-term borrowings	(45,461)	42,198	—
Advances of long-term borrowings	25,000	83,000	10,000
Advances of subordinated debt	25,774	20,619	—
Cash dividends	(20,738)	(18,575)	(15,566)
Repurchase of common stock	(9,972)	(3,815)	(2,271)
Proceeds from the exercise of stock options	4,453	5,243	2,197
Other, net	(15)	(13)	(13)
Net cash provided by (used in) financing activities	91,186	266,524	(15,244)
Net increase (decrease) in cash and cash equivalents	(11,779)	12,133	(9,230)
Cash and cash equivalents at beginning of year	106,990	94,857	104,087
Cash and cash equivalents at end of year	$95,211	$106,990	$94,857
Cash paid during the year for:
Interest	$62,860	$39,994	$39,150
Income taxes	$18,950	$10,600	$10,700
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$288	$586	$1,777
Transfer of investments available for sale to investments held to maturity	—	50,009	—
Acquisition of Millennium Bank, common stock issued	—	28,920	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies

Harleysville National Corporation (the Corporation) through its subsidiary bank, Harleysville National Bank (the Bank), provides a full range of banking services including loans and deposits and investment management, and trust and investment advisory services to individual and corporate customers located in eastern Pennsylvania. HNC Financial Company and HNC Reinsurance Company are wholly owned subsidiaries of the Corporation. HNC Financial Company’s principal business function is to expand the investment opportunities of the Corporation. HNC Reinsurance Company functions as a reinsurer of consumer loan credit life and accident and health insurance. At March 26, 2004, the charters of the Corporation’s subsidiary banks, Security National Bank and Citizens National Bank, were combined into the largest subsidiary, Harleysville National Bank.

The Corporation and the Bank are subject to regulations of certain state and federal agencies and, accordingly, these regulatory authorities periodically examine the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities, the Corporation’s and the Bank’s businesses are susceptible to being affected by state and federal legislation and regulations.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits in banks with an original maturity of generally three months or less.

Investment Securities

The Corporation accounts for securities under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Debt securities, which management has the intent and ability to hold until maturity, are classified as held to maturity and reported at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the life of the securities. Debt and equity securities expected to be held for an indefinite period of time are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of income taxes. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments.

Amortization of premiums and accretion of discounts for investment securities available for sale and held to maturity are included in interest income. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of income.

In November 2005, the FASB issued FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP nullifies certain requirements of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullifies the requirements of paragraphs 10-18 of Issue 03-1, carries forward the requirements of paragraphs 8 and 9 of Issue 03-1 with respect to cost-method investments, carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples, and references existing other-than-temporary guidance. The guidance in this FSP will apply to reporting periods beginning after December 15, 2005. The adoption of this FSP is not expected to have a material impact on the Corporation’s results of operations or financial condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Corporation. The Corporation will not recognize income if these factors do not exist. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Corporation accounts for impaired loans under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” Individually impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is based on the fair value of the collateral when foreclosure is probable. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a specific allowance is established as a component of the allowance for loan losses. The Corporation’s policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method.

The Corporation follows FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

In October 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 requires impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is permitted. The adoption of SOP 03-3 did not have a material affect on the Corporation’s financial position or results of operations.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management believes is sufficient to absorb estimated probable credit losses. The allowance for loan losses is based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case the allowance for loan losses is based on the fair value of the collateral less selling costs. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

the Corporation’s results of operations in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

Mortgage Servicing

The Corporation performs various servicing functions on mortgage loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services.

The Corporation accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. The Corporation initially measures servicing assets retained in a sale or securitization of the assets being serviced at their allocated previous carrying amount based on relative fair values at the date of the sale or securitization. Servicing assets purchased or assumed rather than undertaken in a sale or securitization of the financial assets being serviced, are measured initially at fair value. Servicing assets are amortized in proportion to and over the period of net servicing income.

The Corporation estimates the fair value of servicing rights based upon the present value of expected future cash flows associated with the servicing rights discounted at a current market rate using the same assumptions used by bidders of servicing portfolios. The loans are grouped into homogenous pools for analysis based upon the predominant risk characteristics including origination date, loan type, interest rate and term. Assumptions are developed that include estimates of servicing costs, loan defaults, prepayment speeds, discount rates, market conditions and other factors that impact the value of retained interests. If the carrying value of mortgage servicing rights for a pool exceeds the estimated fair value, an impairment loss is recognized through a charge to the valuation allowance with a corresponding adjustment to earnings.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134, “Accounting for Mortgage Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held for sale, based upon its ability and intent to sell or hold these investments.

The Corporation follows SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Implementation issue C13, “When a Loan Commitment Is Included in the Scope of Statement 133,” is included in SFAS No. 149. SFAS No. 149 amends SFAS No. 133 to add a scope exception for borrowers (all commitments) and lenders (all commitments except those relating to mortgage loans that will be held for sale). Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. The Corporation periodically enters into commitments with its customers, which it intends to sell in the future. Consistent with SAB 105, “Application of Accounting Principles to Loan Commitments,” effective April 1, 2004, the Corporation does not consider the expected future cash flows related to the servicing of loans in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

the calculation of the fair value of derivative loan commitments. The implementation of SAB No. 105 had no impact on the Corporation’s financial position or results of operations.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line and accelerated depreciation methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful lives, whichever is shorter.

Net Assets in Foreclosure

Net assets in foreclosure include foreclosed real estate which is carried at the lower of cost (lesser of carrying value of loan or fair value at date of acquisition) or estimated fair value of the collateral less selling costs. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent write-downs and expenses incurred in connection with holding such assets are recorded in other expenses. Any gain or loss upon the sale of real estate owned is charged to operations as incurred. Net assets in foreclosure also includes foreclosed leases which are carried at lower of cost (lesser of carrying value of loan or fair value at date of acquisition) or estimated fair value less selling costs.

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

Goodwill was $31.6 million at December 31, 2005 and $32.5 million at December 31, 2004. On June 30, 2005, the Corporation completed the sale of Cumberland Advisors, Inc. including $996,000 of goodwill. Amortization of intangible assets, primarily core deposit intangible, were $246,000 and $171,000 for the years ended December 31, 2005 and December 31, 2004, respectively. Management performed its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

annual review of goodwill at June 30, 2005 in accordance with SFAS No. 142 and determined there was no impairment of goodwill and identifiable intangible assets.

Derivatives

The Corporation accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. The statement requires the Corporation to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

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

Stock Based Compensation

The Corporation follows SFAS No. 123, “Accounting for Stock-Based Compensation,” which contains a fair value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. The Corporation has chosen an alternative permitted by the standard to account for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Entities that account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 has been applied. In preparing the pro-forma disclosure, the Corporation estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,617,011 shares of common stock to key employees and directors. At December 31, 2005, 2,459,734 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at December 31, 2005, the Corporation has an additional 312,681 granted stock options, which were converted into the Corporation’s options as a result of the Millennium Bank acquisition. The options have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

a term of ten years and are exercisable at prices ranging from $9.71 to $14.50, at December 31, 2005, except for 34,485 non-qualified performance based stock options which were cancelled in conjunction with the sale of Cumberland Advisors, Inc.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 3.27%, 2.83% and 2.17%; expected volatility of 31.15%, 29.38% and 28.91%; risk-free interest rate of 4.41%, 4.06% and 4.08%; and an expected life of 7.15 years, 7.06 years and 7.41 years. The options converted as a result of the Millennium Bank acquisition have been excluded from the valuation since they were fully vested.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation. See Note 14, “Earnings Per Share,” for calculation of earnings per share.

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share information)
Net income
As reported	$38,828	$38,567	$35,333
Less: Stock-based compensation costs determined under fair value method for all awards, net	602	1,148	2,046
Pro forma	$38,226	$37,419	$33,287
Earnings per share (Basic)
As reported	$1.41	$1.42	$1.35
Pro forma	$1.39	$1.38	$1.27
Earnings per share (Diluted)
As reported	$1.38	$1.37	$1.30
Pro forma	$1.36	$1.33	$1.23

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award will generally be measured at fair value at the grant date. SFAS No. 123 requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. In April 2005, the Securities and Exchange Commission adopted a new rule amending Regulation S-X to amend the date for compliance with SFAS 123(R). Under SFAS 123(R),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

the Corporation would have been required to apply the provisions of SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Commission’s new rule allows registrants to implement SFAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005.

In October 2005, the FASB issued Staff Position (FSP) No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in SFAS No. 123(R).” The FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual undertanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the terms and conditions of an award (a) cannot be negotiated by the recipient with the employer and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. FSP 123(R)-2 applies upon initial adoption of SFAS 123(R).

In November 2005, the FASB issued FSP No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payments Awards.” The FSP provides an alternative transition method for accounting for the tax effects of share-based payment awards to employees for entities that do not have the necessary information to comply with the transition requirements of SFAS 123(R). An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP (November 10, 2005) to evaluate its available transition alternatives and make its one-time election.

In February 2006, the FASB issued FSP No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” to amend guidance in SFAS 123(R) on classifying options and similar instruments issued as part of employee compensation arrangements. Prior to amendment, SFAS 123(R) required the classification of such instruments as liabilities if the entity could be required under any circumstances to settle the option or similar instrument by transferring cash or other assets. FSP 123(R)-4 amends paragraphs 32 and A229 of SFAS 123(R) to incorporate a practical accommodation similar to the probability approach provided in footnote 16 of the statement for shares subject to contingent cash settlement features. As a result, SFAS 123(R) requires options issued as compensation to employees to be classified as liabilities if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control, and such event is deemed probable to occur. Accounting for the modification of the option or similar instrument from equity to liability is similar to accounting for a modification from an equity to liability award. This FSP is applicable upon initial adoption of SFAS 123(R). FSP 123(R)-4 is not expected to have any impact on the Corporation’s financial position or results of operations.

The Corporation has adopted SFAS 123(R) on January 1, 2006. The Corporation will use the modified prospective application method of transition. Effective January 1, 2006, the Corporation will recognize compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. In accordance with SFAS 123(R), the Corporation will estimate the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under SFAS 123. The Corporation has chosen to recognize compensation expense for new grants using the straight-line method which spreads compensation expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

for shares vesting evenly over the period of vesting. Pro forma disclosures under SFAS 123 have been based upon the accrual method which treats each vesting tranche as a separate award and amortizes expense evenly (prorated) from grant date to vest date for each tranche. The Corporation estimates that share-based compensation expense, net of tax, to be recognized during the year of 2006 will be approximately $284,000. The number and timing of options granted during 2006 and vesting criteria may alter this projected number.

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

Bank-Owned Life Insurance

The Corporation invests in bank-owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Corporation on a chosen group of employees. The Corporation is the owner and beneficiary of the policies. This pool of insurance, due to tax advantages to the Bank, is profitable to the Corporation. This profitability is used to offset a portion of future benefit cost increases. The Bank’s deposits fund BOLI and the earnings from BOLI are recognized as noninterest income.

Earnings Per Share

The Corporation follows the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of the Corporation’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting. The effects of securities or other contracts to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. All weighted average shares, actual shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

Comprehensive Income

The Corporation records unrealized gains and losses on available for sale investment securities and gains and losses on cash flow hedges in other comprehensive income in shareholders’ equity. Gains and losses on available for sale investments securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge. Gains or losses on derivatives are reclassified to net income as the hedged item affects earnings. The Corporation follows SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards to provide prominent disclosure of comprehensive income items.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises’ products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether the information is used in making operating decisions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

Variable Interest Entities

Harleysville Statutory Trust I (Trust I), HNC Statutory Trust II (Trust II) and HNC Statutory Trust III (Trust III) are considered variable interest entities under FASB Interpretation 46, “Consolidation of Variable Interest Entities,” as revised (FIN 46R). Accordingly, Trust II and Trust III are not consolidated in the Corporation’s financial statements and the Corporation no longer consolidates Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Corporation has the right to a majority of Trust I’s expected residual returns. The deconsolidation resulted in the investment in the common stock of Trust I to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $155,000. In addition, the income received on the Corporation’s common stock investment is included in other income. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations.

Recent Accounting Pronouncements

In December, 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” The guidance in this FSP emphasizes the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. This guidance is effective for interim and annual periods ending after the date the FSP is posted to the website (December 19, 2005). The adoption of FSP SOP 94-6-1 did not require additional disclosures as the Corporation did not have additional material concentrations of credit risk.

In November, 2005, the FASB issued FSP FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners.” The guidance in this FSP amends FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to explicitly state that the recognition, measurement and disclosure provisions of FIN No. 45 apply to a minimum revenue guarantee. A minimum revenue guarantee is a guarantee granted to a business or its owners that the revenue of the business will be at least a specified minimum amount for a specified period of time. FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following November 10, 2005 (the date posted to the FASB website). The disclosure requirements are to be applied to all minimum revenue guarantees in financial statements of interim or annual periods ending after the beginning of the first fiscal quarter following November 10, 2005, although earlier application is permitted. FSP FIN 45-3 is not expected to have a material impact on the Corporation’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

financial statements and a change in accounting estimate. SFAS 154 carries forward the provisions of SFAS No. 3 that govern reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections of errors made in fiscal years beginning after June 1, 2005. SFAS 154 is not expected to have a material impact on the Corporation’s financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. The implementation of FIN 47 did not have any impact on the Corporation’s financial position or results of operations.

Note 2—Acquisitions / Dispositions

At the close of business on January 13, 2006, the Corporation completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm specializes in providing sophisticated open architecture asset management platforms, business succession and estate planning services, life insurance sales and compensation and benefits consulting. With assets under management of approximately $1.5 billion, the Cornerstone Companies serve clients within the Harleysville footprint, throughout Pennsylvania and other mid-Atlantic states.

The acquisition was consummated pursuant to the Purchase Agreement dated November 15, 2005, by and among the Bank and Cornerstone Financial Consultants, Ltd., a Pennsylvania corporation (CFC), Cornerstone Institutional Investors, Inc., a Pennsylvania corporation (CII), Cornerstone Advisors Asset Management, Inc., a Pennsylvania corporation ((CAAM), and together with CFC and CII collectively, the Cornerstone Companies), Cornerstone Management Resources, Inc., (CMR), John R. Yaissle, Malcolm L. Cowen, II and Thomas J. Scalici. Under the Purchase Agreement, the Bank acquired (i) all of the outstanding capital stock of CFC and CII, (ii) substantially all of the assets of CAAM, and (iii) certain limited assets of CMR. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period, with a maximum payout of $7.0 million over this period.

The acquisition has been accounted for using the purchase method of accounting, which requires that the financial statements include activity of the Cornerstone Companies effective January 1, 2006. Accordingly, the Corporation’s consolidated financial statements and the information herein at and for the year ended December 31, 2005 do not include the Cornerstone Companies.

On June 30, 2005, the Bank sold its former subsidiary, Cumberland Advisors, Inc., to David R. Kotok and Associates, Inc. in a stock sale. The sale price was $2.0 million cash and resulted in a non-taxable gain of $287,000 recorded in the second quarter of 2005. Cumberland Advisors had assets of $1.8 million. Cumberland Advisors, based in Vineland, New Jersey, is a SEC registered investment advisor specializing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Acquisitions / Dispositions (Continued)

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

On April 30, 2004, the Corporation completed its acquisition of Millennium Bank which was merged with and into the Bank. Millennium Bank was based in Malvern, Pennsylvania with four banking offices, specializing in commercial lending and client relationship banking along with the wealth management unit, Cumberland Advisors, Inc. Millennium Bank’s results of operations are included in the Corporation’s results beginning April 30, 2004 through December 31, 2005.

The aggregate purchase price was $52.8 million in cash and stock which included $5.5 million in expenses associated with the acquisition. The Corporation acquired 100% of the outstanding shares of Millennium Bank. Millennium Bank shares of 1,511,624 were exchanged at a conversion ratio of .6256 (.68972 restated*) for 945,672 (1,042,603 restated*) shares of the Corporation’s common stock and Millennium Bank shares of 1,008,050 were exchanged for cash consideration of $16.1 million. Millennium Bank options of 302,250 were cashed out for consideration of $2.3 million and options of 453,325 were exchanged at a conversion ratio of ..6256 (.68972 restated*) to acquire 283,601 shares (312,681 restated*) of the Corporation’s common stock (252,321 (278,196 restated*) options at an exercise price of $10.71 to $15.98 ($9.71 to $14.50 restated*) and 31,280 (34,485 restated*) performance based options at an exercise price of $13.59 ($12.33 restated*)). This transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Goodwill of $32.5 million was recorded in connection with the acquisition of Millennium Bank.

Note 3—Restrictions on Cash and Due From Banks

As of December 31, 2005 and 2004, the Bank did not need to maintain reserves (in the form of deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.

*—Restated for five percent stock dividends paid on September 15, 2005 and September 15, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 4—Investment Securities

The amortized cost, unrealized gains and losses, and the estimated market value of the Corporation’s investment securities available for sale and held to maturity are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of other U.S. government agencies and corporations	$161,371	$2	$(3,977)	$157,396
Obligations of states and political subdivisions	175,246	278	(1,679)	173,845
Mortgage-backed securities	475,261	245	(7,938)	467,568
Other securities	43,491	56	(703)	42,844
Total investment securities available for sale	$855,369	$581	$(14,297)	$841,653
Held to maturity
Obligations of other U.S. government agencies and corporations	$3,843	$—	$(45)	$3,798
Obligations of states and political subdivisions	55,712	615	(372)	55,955
Total investment securities held to maturity	$59,555	$615	$(417)	$59,753

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of other U.S. government agencies and corporations	$154,482	$57	$(1,436)	$153,103
Obligations of states and political subdivisions	195,614	3,556	(671)	198,499
Mortgage-backed securities	457,171	600	(3,041)	454,730
Other securities	65,606	3,168	(374)	68,400
Total investment securities available for sale	$872,873	$7,381	$(5,522)	$874,732
Held to maturity
Obligations of other U.S. government agencies and corporations	$3,830	$14	$—	$3,844
Obligations of states and political subdivisions	64,662	1,106	(275)	65,493
Mortgage-backed securities	339	28	—	367
Total investment securities held to maturity	$68,831	$1,148	$(275)	$69,704

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 4—Investment Securities (Continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

	December 31, 2005
	Less than 12 months			12 months or longer			Total
Description of Securities	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of other U.S. government agencies and corporations	19	$52,713	$(1,232)	37	$104,405	$(2,790)	56	$157,118	$(4,022)
Obligations of states and political subdivisions	252	120,860	(1,407)	48	22,460	(644)	300	143,320	(2,051)
Mortgage-backed securities	78	259,830	(4,332)	55	137,899	(3,606)	133	397,729	(7,938)
Other securities	6	5,271	(148)	3	12,417	(555)	9	17,688	(703)
Totals	355	$438,674	$(7,119)	143	$277,181	$(7,595)	498	$715,855	$(14,714)

	December 31, 2004
	Less than 12 months			12 months or longer			Total
Description of Securities	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of other U.S. government agencies and corporations	45	$136,246	$(1,429)	1	$4,993	$(7)	46	$141,239	$(1,436)
Obligations of states and political subdivisions	167	85,736	(878)	9	3,162	(68)	176	88,898	(946)
Mortgage-backed securities	75	277,251	(2,766)	11	23,302	(275)	86	300,553	(3,041)
Other securities	8	19,611	(346)	1	589	(28)	9	20,200	(374)
Totals	295	$518,844	$(5,419)	22	$32,046	$(378)	317	$550,890	$(5,797)

The unrealized losses associated with these securities that management has the ability and intent to hold, are not considered to be other-than-temporary because the unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. There were 143 individual securities in a continuous unrealized loss position for twelve months or longer as of December 31, 2005.

Securities with a carrying value of $568.2 million and $475.2 million at December 31, 2005 and 2004, respectively, were pledged to secure public funds, government deposits and repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 4—Investment Securities (Continued)

The amortized cost and estimated market value of investment securities, at December 31, 2005, by contractual maturities are shown in the following table. Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,104	$1,129	$2,998	$2,959
Due after one year through five years	35,444	35,912	131,375	129,199
Due after five years through ten years	—	—	122,738	120,520
Due after ten years	23,007	22,712	90,458	89,505
	59,555	59,753	347,569	342,183
Mortgage-backed securities	—	—	475,261	467,568
Equity securities	—	—	32,539	31,902
Totals	$59,555	$59,753	$855,369	$841,653

The components of net realized gains on sales of investment securities were as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Gross realized gains	$5,812	$7,642	$11,420
Gross realized losses	(1,018)	(3,953)	(4,807)
Net realized gains on sales of investment securities	$4,794	$3,689	$6,613

Note 5—Loans

Major classification of loans are as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Real estate (including loans held for sale of $2,028 and $1,236)	$792,345	$694,536
Commercial and industrial	477,664	471,415
Consumer loans	694,251	643,340
Lease financing	17,524	33,219
Total loans	1,981,784	1,842,510
Deferred costs, net	3,709	3,292
Allowance for loan losses	(19,865)	(18,455)
Net loans and loans held for sale	$1,965,628	$1,827,347

On December 31, 2005, nonaccrual loans were $7.5 million and loans 90 days or more past due and still accruing interest were $846,000. On December 31, 2004, nonaccrual loans were $4.7 million and loans 90 days or more past due and still accruing interest were $981,000. The Bank’s policy for interest income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Loans (Continued)

recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2005, interest accrued on nonaccruing loans and not recognized as interest income was $310,000 and interest paid on nonaccruing loans of $250,000 was recognized as interest income. During 2004, interest accrued on nonaccruing loans and not recognized as interest income was $238,000, and interest paid on nonaccruing loans of $47,000 was recognized as interest income. During 2003, interest accrued on nonaccruing loans and not recognized as interest income was $227,000, and interest paid on nonaccruing loans of $29,000 was recognized as interest income

The balance of impaired loans was $3.3 million at December 31, 2005 compared to $2.1 million at December 31, 2004. At December 31, 2005 and 2004, impaired loans with specific loss allowances were $3.3 million and $2.1 million and the related allowance for loan losses were $675,000 and $243,000, respectively. The average impaired loan balance was $1.5 million in 2005, compared to $1.8 million and $2.2 million in 2004 and 2003, respectively. The income recognized on impaired loans during 2005, 2004 and 2003 was $33,000, $2,000 and $63,000, respectively.

The Bank has no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2005 and 2004. The Bank actively monitors the risk of this loan concentration.

The Bank continued to pursue new lending opportunities while seeking to maintain a portfolio that is diverse as to industry concentration, type and geographic distribution. The Bank’s geographic lending area is primarily concentrated in Montgomery, Carbon, Bucks, Chester, Berks and Wayne counties, but also includes Lehigh, Monroe and Northhampton counties.

At December 31, 2005 and 2004, loans serviced for others totaled approximately $328.3 million and $329.0 million, respectively.

Loans to directors, executive officers and their associates are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Activity of these loans is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance, January 1	$22,863	$21,038	$15,280
New loans	75,230	70,711	65,528
Repayments	(75,994)	(68,886)	(59,770)
Balance, December 31	$22,099	$22,863	$21,038

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 6—Allowance for Loan Losses

The table below summarizes the changes in the allowance for loan losses:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$18,455	$16,753	$17,190
Provision for loan losses	3,401	2,555	3,200
Reserve from Millennium Bank acquisition	—	1,677	—
Loans charged off	(3,047)	(3,534)	(4,555)
Recoveries	1,056	1,004	918
Balance, end of year	$19,865	$18,455	$16,753

Note 7—Premises and Equipment

Premises and equipment consist of the following:

	Estimated	December 31,
	Useful Lives	2005	2004
		(Dollars in thousands)
Land	Indefinite	$4,797	$5,008
Buildings	15-39 years	26,503	24,815
Furniture, fixtures and equipment	3-7 years	32,853	31,027
Total cost		64,153	60,850
Less accumulated depreciation and amortization		(36,583)	(33,887)
Premises and equipment, net		$27,570	$26,963

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $3.4 million, $3.4 million and $3.1 million, respectively.

Note 8—Deposits

At December 31, 2005, scheduled maturities of certificates of deposit are as follows:

Amount
(Dollars in thousands)
2006	$406,137
2007	234,415
2008	38,298
2009	22,465
2010	55,312
Thereafter	31
Total	$756,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 9—Borrowings

Federal Funds Lines of Credit with Correspondent Banks

Total federal funds lines of credit with correspondent banks at December 31, 2005 were $130.0 million all of which is unused. These lines of credit are available for overnight funds and the rate is based on the correspondent bank’s quoted rate at the time of the transaction.

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances at December 31, 2005 totaled $297.8 million, all of which were long-term with a weighted average interest rate of 4.25%. FHLB advances at December 31, 2004 totaled $317.8 million, of which $272.8 million was long-term with a weighted average interest rate of 4.10% and $45.0 million was short-term. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLB. Unused lines of credit with the FHLB were $273.1 million at December 31, 2005 and $578.8 million at December 31, 2004. During 2003, the Corporation paid off approximately $29 million of FHLB borrowings with rates over 6.0% prior to their scheduled maturity dates. This provided the opportunity to lock in historically low rates on new long-term borrowings. The early retirement of these borrowings resulted in a $2.6 million prepayment fee.

At December 31, 2005, scheduled maturities of long-term borrowings with the FHLB are as follows:

	Balance	Weighted Average Rate
	(Dollars in thousands)
2006	40,000	4.01%
2007	55,000	4.08%
2008	58,000	4.67%
2009	40,750	4.13%
2010	14,000	4.34%
Thereafter	90,000	4.24%
Total	$297,750	4.25%

Trust Preferred Securities

On September 28, 2005, HNC Statutory Trust III (Trust III), a newly formed Delaware statutory trust subsidiary of the Corporation, issued $25.0 million of fixed/floating rate trust preferred securities which represent undivided beneficial interests in the assets of Trust III. Trust III issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation for general corporate purposes. Trust III holds, as its sole asset, a subordinated debenture in the amount of $25.8 million issued by the Corporation on September 28, 2005. Trust III qualifies as a variable interest entity under FASB Interpretation 46, “Consolidation of Variable Interest Entities,” as revised (FIN 46R). The trust preferred securities require quarterly distributions by Trust III to the holders of the trust preferred securities at a fixed rate equal to 5.67% through November 2010 and then will be payable at a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.40% per annum. The trust preferred securities must be redeemed upon maturity of the subordinate debentures on November 23, 2035. The Corporation may redeem the debentures prior to their stated maturity upon the occurrence of specified special events or at the specified optional redemption dates. The Corporation may redeem the debentures,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 9—Borrowings (Continued)

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

On March 25, 2004, HNC Statutory Trust II (Trust II), a Delaware statutory trust subsidiary of the Corporation, issued $20.0 million of floating rate (three-month LIBOR plus a margin of 2.70%) trust preferred securities, which represent undivided beneficial interests in the assets of Trust II. Trust II issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust II holds, as its sole asset, a subordinated debenture in the amount of $20.6 million issued by the Corporation on March 25, 2004. Trust II qualifies as a variable interest entity under FIN 46R. The trust preferred securities must be redeemed upon maturity of the subordinate debentures on April 6, 2034. The Corporation may redeem the debentures prior to their stated maturity upon the occurrence of specified special events or at the specified optional redemption dates. The Corporation may redeem the debentures, in whole or in part, at any time, within 90 days following the occurrence and continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval if required. The Corporation also may redeem the debentures, in whole or in part, at the stated optional redemption date of April 7, 2009 and quarterly thereafter, subject to regulatory approval if required. The special and optional redemption price is equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest on the debentures to the redemption date.

On February 22, 2001, the Corporation issued $5.0 million of 10.2% junior subordinate deferrable interest debentures (the debentures) to Harleysville Statutory Trust I (Trust I), a Connecticut business trust, in which the Corporation owns all of the common equity. Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust I qualifies as a variable interest entity under FIN 46R. The trust preferred securities must be redeemed upon maturity of the subordinate debentures on February 22, 2031. The Corporation may redeem the debentures prior to their stated maturity upon the occurrence of specified special events or at the specified optional redemption dates. The Corporation may redeem the debentures, in whole but not in part, at any time, within 90 days following the occurrence and continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval if required. If the special redemption date is before February 22, 2011, the special redemption price is the greater of (i) 100% of the principal amount of the debentures, plus accrued and unpaid interest on the debentures to the special redemption date, or (ii) as determined by a quotation agent, the sum of (a) the present value of the principal amount of the debentures at 105.10% of the principal amount and the present value of interest payable from the special redemption date to February 22, 2011, each discounted to the special redemption date on a semi-annual basis, plus (b) accrued and unpaid interest on the debentures to the special redemption date. If the special redemption date is on February 22, 2011, the redemption price is 105.10% of the principal amount, and declines annually to 100.00% on February 22, 2021 and thereafter, plus accrued and unpaid interest on the debentures to the redemption date. The Corporation also may redeem the debt securities, in whole or in part, at the stated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 9—Borrowings (Continued)

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

Note 10—Income Taxes

The components of income tax expense were as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current income tax expense:
Federal	$17,814	$16,029	$11,512
State	119	117	100
Total current income tax expense	17,933	16,146	11,612
Deferred federal income tax	(5,530)	(3,580)	(2,915)
Total income tax expense	$12,403	$12,566	$8,697

The effective income tax rates of 24.2% for 2005, 24.6% for 2004 and 19.8% for 2003 were less than the applicable federal income tax rate of 35% for each year. The reason for these differences follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Expected income tax expense	$18,008	$17,972	$15,474
Tax-exempt income net of interest disallowance	(5,078)	(5,365)	(6,769)
Other	(201)	(41)	(8)
Tax benefit from sale of Cumberland Advisors, Inc.	(326)	—	—
Actual income tax expense	$12,403	$12,566	$8,697

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 10—Income Taxes (Continued)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2005		2004
	Asset	Liability	Asset	Liability
	(Dollars in thousands)
Allowance for loan losses	$6,768	$—	$6,274	$—
Lease assets	—	3,895	—	9,683
Deferred loan fees	—	2,214	—	1,810
Deferred compensation	2,798	—	2,489	—
Pension	—	106	—	23
Depreciation	—	690	—	1,409
Net operating loss carryforward	701	—	1,414	—
Unrealized gain on investment securities	4,801	—	—	651
Net unrealized gain on derivative used for cash flow hedge	—	160	—	18
Purchase accounting adjustments	—	692	—	—
Other	—	721	—	835
Total deferred taxes	$15,068	$8,478	$10,177	$14,429

The exercise of stock options which have been granted under the Corporation’s various stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Corporation for income tax purposes. Compensation resulting from increases in the fair market value of the Corporation’s common stock subsequent to the date of grant of the applicable exercised stock options is not recognized, in accordance with APB Opinion No. 25, as an expense for financial accounting purposes and the related tax benefits are taken directly to additional paid in capital. The amounts recorded in paid in capital for 2005 and 2004 were $1.4 million and $695,000, respectively.

As a result of the acquisition of Millennium Bank during 2004, the Corporation had net operating loss carry forwards of approximately $4.5 million. As of 12/31/05, $2.6 million of these net operating losses remain and are scheduled to expire 2020 through 2024. The recognition of the net operating loss carry forward is subject to an annual limitation; however the Corporation expects to fully utilize the remaining carry forward.

The Corporation acquired Cumberland Advisors as part of the Millennium Bank acquisition. Cumberland Advisors was subsequently sold in 2005. This sale generated a tax loss as a result of the tax basis exceeding the book basis of the net assets acquired. A tax benefit of approximately $326,000 was recorded in 2005 associated with this sale. Additional tax benefits of $245,000 remain from this sale and are subject to certain limitations and will be utilized through 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Pension Plans

Defined Benefit Pension Plan

The Corporation has a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement. The plan’s funded status and amounts recognized in the financial statements follow:

	2005	2004
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$10,921	$9,439
Service cost	1,052	873
Interest cost	642	564
Actual loss	308	218
Benefits paid	(1,871)	(465)
Change in assumptions	—	292
Benefits obligation at end of year	$11,052	$10,921
Change in plan assets:
Fair value of plan assets at beginning of year	$8,469	$6,870
Actual return on plan assets	486	564
Employer contribution	1,500	1,500
Benefits paid	(1,871)	(465)
Fair value of plan assets at end of year	$8,584	$8,469
Funded status	$(2,468)	$(2,452)
Unrecognized transition (asset)	(85)	(103)
Unrecognized prior service cost	—	—
Unrecognized net loss	2,860	2,624
Minimum liability recognized	—	—
Accrued benefit cost	$307	$69

	2005	2004
	(Dollars in thousands)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$307	$(390)
Accumulated other comprehensive income	—	459
Net amount recognized	$307	$69

Weighted-average assumptions used to determine	Year Ended December 31,
pension plan obligations as of December 31,	2005	2004	2003
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Pension Plans (Continued)

Weighted-average assumptions used to determine	Year Ended December 31,
pension plan net periodic benefit cost as of December 31,	2005	2004	2003
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	6.00%	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%

	Year Ended December 31,
Components of net periodic defined benefit expense	2005	2004	2003
	(Dollars in thousands)
Service cost	$1,052	$873	$785
Interest cost	642	564	488
Expected return on plan assets	(524)	(477)	(359)
Amortization of prior service cost	—	(105)	(111)
Amortization of unrecognized net actuarial losses	92	79	195
Net periodic benefit expense	$1,262	$934	$998

The pension plan assets are invested in a growth and income strategy with a target asset allocation of 60% equity and 40% fixed income securities. The allocation range for equities is between 55 to 65% and between 35 to 45% for fixed income. Long-term rate of return assumptions of the various asset classes are based primarily on empirical long-term historical return data, adjusted for near-term expectations. To make the return expectations more conservative, our near-term expectations are for 8.0% equity and 4.5% fixed income returns for the next 10 years. The expected 2006 employer contribution to the pension plan is $1.3 million.

As of December 31, 2005, Harleysville National Corporation’s Pension Plans had an investment in the Corporation’s stock with a market value of $165,000.

The Corporation’s pension plan weighted-average asset allocations by asset category is as follows:

	Percentage of
	Plan Assets at December 31,
	2005	2004
Asset Category
Equity securities	65.6%	64.4%
Debt securities	32.5%	31.8%
Other	1.9%	3.8%
Total	100.00%	100.0%

Supplemental Benefit Plans

The Corporation maintains a Supplemental Executive Retirement Plan for certain officers and key employees. The plan provides for payment to the covered employee of an annual supplemental retirement benefit up to 50% of their average annual compensation upon retirement, thereafter offset by the employer’s share of social security, defined benefit pension and available employer’s 401(k) matching contribution. There is a lifetime payout in retirement benefits with a minimum payout of 10 years. There is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Pension Plans (Continued)

a pre-retirement death benefit, payable for 10 years, of 100% of the average annual compensation for the first year, and up to 50% of the average annual compensation for the next 9 years. The Corporation’s liability under these agreements is being accrued over the participants’ remaining service period. The accrued benefit obligation as of December 31, 2005 and 2004 was $5.5 million and $4.7 million, respectively.

Defined Contribution Plan

The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Corporation matches 50% of pre-tax employee contributions up to a maximum of 3%. Contributions charged to earnings were $569,000, $514,000 and $471,000 for 2005, 2004 and 2003, respectively.

Note 12—Stock Repurchase Program and Stock Dividend/Split

The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes. On December 14, 2000, the Board of Directors authorized a program to purchase up to 1,311,450 shares (restated for stock dividends and splits), or 5%, of its outstanding common stock. This repurchase plan was completed during the second quarter of 2005. On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,349,250 shares (restated for five percent stock dividend paid on September 15, 2005) or 4.9%, of its outstanding common stock. As of December 31, 2005, the maximum number of shares that may yet be purchased under the plan is 1,088,039.

On September 15, 2005, the Corporation paid a five percent stock dividend on its common stock to shareholders of record as of September 1, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 13—Stock Options

The Corporation has five shareholder approved fixed stock option plans that are maintained to advance the development, growth and financial condition of the Corporation as described below. In connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. All share information has been adjusted to reflect stock dividends and splits. For additional information on the accounting for stock based compensation plans and pro-forma disclosures, see Note 1, “Significant Accounting Policies—Stock Based Compensation.”

1998 Independent Directors Stock Option Plan:   This plan provides that shares of the Corporation’s stock be issued to non-employee directors. During 2005, there were 45,696 shares granted under the plan. As of December 31, 2005, a total of 50,559 shares remained available for grant under the plan. At December 31, 2005, there were 272,352 options outstanding under the plan.

1993 Stock Incentive Plan:   This plan provides that shares of the Corporation’s common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. No stock options remain available for grant under the 1993 Stock Incentive Plan. At December 31, 2005, there were 60,644 options outstanding under the plan.

1998 Stock Incentive Plan:   This plan provides that shares of the Corporation’s common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. No stock options remain available for grant under the 1998 Stock Incentive Plan. During 2005, 110,336 stock options were granted. At December 31, 2005, there were 1,196,782 options outstanding under the plan.

2004 Omnibus Stock Incentive:   This plan provides that shares of the Corporation’s common stock be issued to certain employees and/or directors of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. During 2005, there were 3,764 shares granted under the plan. As of December, 31, 2005, stock options of 1,098,736 remain available for grant. At December 31, 2005, there were 3,764 options outstanding under the plan.

Millennium Stock Compensation Program Converted to Harleysville Stock Options:   In connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to pro-ration parameters outlined in the merger agreement. Stock options totaling 312,681 were assumed on the effective date of the merger. During 2005, 115,436 stock options were exercised. In conjunction with the sale of Cumberland Advisors, Inc. which took place in the second quarter of this year, 34,485 non-qualified performance based stock options were cancelled. A total of 38,257 stock options remain outstanding under the program at December 31, 2005. No further stock options may be granted under the program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 13—Stock Options (Continued)

The following table presents a summary of the status of all stock option plans at December 31, 2005, 2004 and 2003, and the changes during the years then ended. The number of options and option prices have been adjusted to reflect stock dividends and splits.

	Shares Under Option	Weighted-Average Exercise Price
Balance 1/1/03	1,828,549	$10.03
Granted	180,810	26.21
Exercised	(201,492)	9.60
Cancelled	(861)	9.59
Balance 12/31/03	1,807,006	$11.70
Options exercisable at 12/31/03	1,154,585	$10.65
Balance 1/1/04	1,807,006	$11.70
Granted	191,682	26.10
Options from Millennium Bank acquisition (see note 2)	312,681	11.30
Exercised	(453,897)	10.39
Cancelled	(77,662)	11.36
Balance 12/31/04	1,779,810	$13.52
Options exercisable at 12/31/04	1,365,632	$12.76
Balance 1/1/05	1,779,810	$13.52
Granted	159,796	22.31
Exercised	(311,996)	10.40
Cancelled	(55,811)	15.01
Balance 12/31/05	1,571,799	$14.99
Options exercisable at 12/31/05	1,353,082	$13.57

The weighted average fair value of options granted during 2005, 2004 and 2003 were $6.12, $7.12 and $7.87, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options as of December 31, 2005
	Options Outstanding			Options Exercisable
Range of Exercise price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$8.62—$11.50	973,189	4.7 Years	$9.77	973,189	$9.77
11.50—14.37	36,999	3.0 Years	$12.82	36,999	$12.82
14.37—17.24	40,572	6.0 Years	$16.02	40,572	$16.02
17.24—20.12	54,305	7.0 Years	$18.57	54,305	$18.57
20.12—22.99	119,613	9.9 Years	$21.18	1,102	$22.71
22.99—25.87	126,609	8.9 Years	$25.60	61,962	$25.47
25.87—28.74	220,512	8.0 Years	$27.85	184,953	$27.68
	1,571,799	5.9 Years	$14.99	1,353,082	$13.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Earnings Per Share

The calculations of basic earnings per share and diluted earnings per share are presented below. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Note 1 of the consolidated financial statements for a discussion on the calculation of earnings per share.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share information)
Basic earnings per share
Net income available to common shareholders	$38,828	$38,567	$35,333
Weighted average common shares outstanding	27,515,630	27,147,992	26,244,807
Basic earnings per share	$1.41	$1.42	$1.35
Diluted earnings per share
Net income available to common shareholders and assumed conversions	$38,828	$38,567	$35,333
Weighted average common shares outstanding	27,515,630	27,147,992	26,244,807
Dilutive potential common shares(1),(2)	570,290	914,497	903,222
Total diluted weighted average common shares outstanding	28,085,920	28,062,489	27,148,029
Diluted earnings per share	$1.38	$1.37	$1.30

(1)          Includes incremental shares from assumed conversions of stock options.

(2)          Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For 2005, 2004, and 2003, there were 354,734, 314,061 and 134,505 antidilutive options at an average price of $26.93, $27.24, and $28.74 per share, respectively.

Note 15—Comprehensive Income

The components of other comprehensive income (loss) are as follows:

For the year ended December 31, 2005	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(Dollars in thousands)
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(10,783)	$3,774	$(7,009)
Less reclassification adjustment for net gains realized in net income	4,794	(1,678)	3,116
Net unrealized losses	(15,577)	5,452	(10,125)
Change in fair value of derivatives used for cash flow hedges	557	(195)	362
Unrealized loss on termination of cash flow hedge	(151)	53	(98)
Other comprehensive loss, net	$(15,171)	$5,310	$(9,861)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 15—Comprehensive Income (Continued)

For the year ended December 31, 2004	Before tax amount	Tax Benefit (Expense)	Net of tax amount
	(Dollars in thousands)
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(7,350)	$2,573	$(4,777)
Less reclassification adjustment for net gains realized in net income	3,689	(1,291)	2,398
Net unrealized losses	(11,039)	3,864	(7,175)
Change in minimum pension liability	459	—	459
Change in fair value of derivatives used for cash flow hedges	(214)	75	(139)
Other comprehensive loss, net	$(10,794)	$3,939	$(6,855)

For the year ended December 31, 2003	Before tax amount	Tax Expense	Net of tax amount
	(Dollars in thousands)
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$8,839	$(3,094)	$5,745
Less reclassification adjustment for net gains realized in net income	6,613	(2,315)	4,298
Net unrealized gains	2,226	(779)	1,447
Change in minimum pension liability	(459)	—	(459)
Change in fair value of derivatives used for cash flow hedges	266	(93)	173
Other comprehensive income, net	$2,033	$(872)	$1,161

Note 16—Lease Commitments and Contingent Liabilities

Lease Commitments

Lease commitments for equipment and banking locations expire intermittently over the years through 2036. Most banking location leases require the lessor to pay insurance, maintenance costs, and property taxes. Approximate minimum rental commitments for non-cancelable operating leases at December 31, 2005, are as follows:

Minimum Lease Payments
(Dollars in thousands)
For the year ending:
2006	$1,993
2007	1,891
2008	1,655
2009	1,494
2010	1,472
Thereafter	9,869
Total	$18,374

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 16—Lease Commitments and Contingent Liabilities (Continued)

Total rent expense amounted to $2.4 million, $2.4 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Other

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

The Bank offers commercial, mortgage and consumer credit products to their customers in the normal course of business. These products represent a diversified credit portfolio and are generally issued to borrowers within the Bank’s branch office systems in eastern Pennsylvania. The ability of the customers to repay their credits is, to some extent, dependent upon the economy in the Bank’s market areas.

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	Total Amount Committed at December 31,
Commitments	2005	2004
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$722,034	$660,238
Standby letters of credit and financial guarantees written	21,661	17,217
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	22,100	45,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 17—Financial Instruments with Off-Balance Sheet Risk (Continued)

Standby letters of credit expire as follows: $16.0 million in one year or less, $4.0 million after one year through three years, $41,000 after three years through five years and $1.6 million after five years.

At December, 31, 2005, the Corporation had cash flow hedges in the form of interest rate swaps totaling $20.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. For these swaps, the Corporation recognized $69,000 of net interest income for the year ended December 31, 2005 and estimates that for 2006, $286,000 will be recognized as an increase in net interest income. These swaps mature in 2008. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” For the year ended December 31, 2005, the Corporation amortized into net interest income $159,000 related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. During December 2005, the Corporation entered into a fair value hedge for $2.1 million which had no impact to earnings for 2005. This swap matures in 2015.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at December 31, 2005 and 2004 of $1.8 million and $5.1 million, respectively and commitments to sell mortgage loans at a specified rate at December 31, 2005 and 2004 of $1.1 million and $2.2 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At December 31, 2005 and 2004, the fair values of the loan commitments were $320 and $5,000, respectively, which were recorded as other income.

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which is the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Corporation will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010 with approximately 90% of the lease financing receivables estimated to be paid down by 2007. The outstanding balance of these sold leases at December 31, 2005 was $6.6 million with a total recourse exposure of $1.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 18—Regulatory Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$318,911	12.98%	$196,563	8.00%	$245,703	—
Harleysville National Bank	259,883	10.64%	195,390	8.00%	244,238	10%
Tier 1 Capital (to risk weighted assets):
Corporation	298,946	12.17%	98,281	4.00%	147,422	—
Harleysville National Bank	239,918	9.82%	97,695	4.00%	146,543	6%
Tier 1 Capital (to average assets):
Corporation	298,946	9.69%	123,408	4.00%	154,260	—
Harleysville National Bank	239,918	7.86%	122,154	4.00%	152,693	5%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$280,055	12.21%	$183,436	8.00%	$229,295	—
Harleysville National Bank	240,695	10.60%	181,647	8.00%	227,059	10%
Tier 1 Capital (to risk weighted assets):
Corporation	260,480	11.36%	91,718	4.00%	137,577	—
Harleysville National Bank	222,140	9.78%	90,823	4.00%	136,235	6%
Tier 1 Capital (to average assets):
Corporation	260,480	8.91%	116,950	4.00%	146,187	—
Harleysville National Bank	222,140	7.70%	115,439	4.00%	144,299	5%

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital to risk-weighted assets. Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that have occurred that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 18—Regulatory Capital (Continued)

The National Banking Laws require the approval of the Office of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceed the net profits of the bank (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank may declare dividends in 2006 of approximately $34.5 million plus an amount equal to the net profits of the Bank in 2006 up to the date of any such dividend declaration.

Additionally, banking regulations limit the amount of investments, loans, extensions of credit and advances that a subsidiary bank can make to an affiliate at any time to 10% and in the aggregate, 20% of the Bank’s capital stock and surplus. These regulations also require that any such investment, loan, extension of credit or advance be secured by securities having a market value in excess of the amount thereof. At December 31, 2005, the Bank did not engage in any material transactions with affiliates.

Note 19—Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Corporation had to use significant estimates and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at December 31, 2005 and 2004 are outlined as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 19—Fair Value of Financial Instruments (Continued)

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

The fair value of interest rate swaps are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of the interest rate swap agreements are $623,000 at December 31, 2005 and $53,000 at December 31, 2004.

The carrying and fair values of certain financial instruments were as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Investment securities	$901,208	$901,406	$943,563	$944,436
Loans, net	1,985,493	1,946,051	1,845,802	1,824,984
Time deposits	756,658	753,008	637,385	639,822
Long-term borrowings and subordinated debt	349,298	343,882	298,524	300,858
Bank-owned life insurance	59,334	59,334	52,109	52,109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 20—Parent-Company Only Financial Information

Condensed financial statements of Harleysville National Corporation follow:

CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)
Assets
Cash	$26,152	$3,456
Investments in subsidiaries	294,726	291,126
Other investments	1,548	774
Other assets	3,025	1,578
Total assets	$325,451	$296,934
Liabilities and shareholders’ equity
Subordinated debt	$51,548	$25,774
Other liabilities	671	628
Total liabilities	52,219	26,402
Shareholders’ equity	273,232	270,532
Total liabilities and shareholders’ equity	$325,451	$296,934

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Dividends from subsidiaries	$26,638	$18,575	$16,566
Interest from subsidiaries	191	—	—
Investment income	57	29	16
Total income	26,886	18,604	16,582
Interest on subordinated debt	2,180	1,249	517
Noninterest expense	3	23	9
Total expense	2,183	1,272	526
Income before income tax benefit and equity in undistributed net income of subsidiaries	24,703	17,332	16,056
Income tax benefit	(677)	(426)	(179)
Income before equity in undistributed net income of subsidiaries	25,380	17,758	16,235
Equity in undistributed net income of subsidiaries	13,448	20,809	19,098
Net income	$38,828	$38,567	$35,333

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 20—Parent-Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Operating activities:
Net income	$38,828	$38,567	$35,333
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(13,448)	(20,809)	(19,098)
Net increase in other assets	(1,447)	(1,115)	(172)
Net increase (decrease) in other liabilities	43	540	(537)
Other, net	(782)	(693)	6
Net cash provided by operating activities	23,194	16,490	15,532
Investing activities:
Net cash paid due to acquisition	—	(18,403)	—
Capital contributions made to the subsidiaries	—	—	—
Net cash used in investing activities	—	(18,403)	—
Financing activities:
Advances of long-term subordinated debt	25,774	20,619	—
Cash dividends	(20,738)	(18,575)	(15,566)
Repurchase of common stock	(9,972)	(3,815)	(2,271)
Proceeds from the exercise of stock options	4,453	5,243	2,197
Other, net	(15)	(13)	(13)
Net cash provided by (used in) financing activities	(498)	3,459	(15,653)
Net increase (decrease) in cash	22,696	1,546	(121)
Cash and cash equivalents at beginning of year	3,456	1,910	2,031
Cash and cash equivalents at end of year	$26,152	$3,456	$1,910

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Harleysville National Corporation

We have audited the accompanying consolidated balance sheets of Harleysville National Corporation (a Pennsylvania corporation) and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harleysville National Corporation as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harleysville National Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 3, 2006

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

There have been no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

(ii)        Management’s Report on Internal Control Over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Corporation’s principal executive and principal financial officers and effected by the Corporation’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect of the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that, as of December 31, 2005, the Corporation’s internal control over financial reporting was effective.

Item 9A.     Controls and Procedures (Continued)

The Corporation’s independent registered Public Accounting Firm has issued an audit report on management’s assessment of the Corporation’s internal control over financial reporting. This report appears herein in Item 9A, section iii.

(iii)    Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors
Harleysville National Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Harleysville National Corporation (a Pennsylvania corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harleysville National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Harleysville National Corporation  maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Harleysville National Corporation, Inc. maintained, in all material respects, effective internal control over

Item 9A.     Controls and Procedures (Continued)

financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville National Corporation and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 3, 2006

Item 9B.               Other Information

None

PART III

Item 10.                 Directors and Executive Officers of Registrant

The Corporation has a Code of Ethics for directors, officers and employees of the corporation. It is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The SEC requires disclosure concerning whether or not the Corporation has at least one “audit committee financial expert” on the Audit Committee. During 2005, Walter R. Bateman, II was the committee’s independent financial expert, as defined by SEC regulations, and chaired the committee.

Additional information regarding directors and executives is included under the following captions in the Corporation’s proxy statement relating to its 2006 annual meeting of shareholders (the “2006 Proxy Statement”) and is incorporated herein by reference:

“Directors”
“Executive Officers”
“Executive Compensation and Plan Information—Executive Employment Agreements”
“Corporate Governance”
“Meetings and Committees of the Board of Directors”
“Section 16(a) Beneficial Ownership Reporting Compliance”

In addition, the Corporation makes available on www.hncbank.com (under “Investor Information—Corporate Governance”) the following: 1) Audit Committee Charter, 2) Code of Ethics, 3) Whistleblower Policy, 4) Nominating Committee Charter and 5) Compensation Committee Charter.

Item 11.                 Executive Compensation

Information regarding executive compensation included under the following captions in the 2006 Proxy Statement is incorporated herein by reference:

“Directors”
“Meetings and Committees of the Board of Directors”
“Compensation of Directors”
“Executive Compensation and Plan Information”

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information included under the captions, “Equity Compensation Plan Information” and “Beneficial Ownership,” in the 2006 Proxy Statement is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

Information included in Part II, Item 8, Footnote 5 “Loans” of this Report on Form 10-K is incorporated herein by reference.

Information included under the caption, “Executive Compensation and Plan Information—Certain Transactions,” in the 2006 Proxy Statement is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

Information included under the caption, “Independent Registered Public Accounting Firm,” in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report (see Part II, Item 8, “Financial Statements and Supplementary Data”):

(1)         Financial Statements:

(a)           Consolidated Balance Sheets at December 31, 2005 and 2004

(b)          Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

(c)           Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

(d)          Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

(e)           Notes to Consolidated Financial Statements

(f)             Report of Independent Registered Public Accounting firm

(2)         Financial Statement Schedules are not applicable

(3)         The exhibits filed as part of this Report on Form 10-K and exhibits incorporated herein by reference to other documents are listed as follows:

Exhibits

Exhibit No.	Description of Exhibits
(2.1)

Purchase Agreement, dated as of November 15, 2005, by and among Harleysville National Bank and Trust Company, Cornerstone Financial Consultants, Ltd., Cornerstone Advisors Asset Management, Inc., Cornerstone Institutional Investors, Inc., Cornerstone Management Resources, Inc., John R. Yaissle, Malcolm L. Cowen, II, and Thomas J. Scalici. The schedules and exhibits to the Purchase Agreement are listed at the end of the Purchase Agreement but have been omitted from this exhibit to Form 10-K. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

(10.28)

Amended and Restated Declaration of Trust for HNC Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Sponsor, and the Administrators named therein, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November 9, 2005.)

(10.29)

Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November 9, 2005.)

(10.30)

Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November 9, 2005.)

(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, Footnote 14, “Earnings Per Share,” of this Report on Form 10-K
(21)	Subsidiaries of Registrant
(23)	Consent of Grant Thornton LLP, Independent Registered Public Accounting firm
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEYSVILLE NATIONAL CORPORATION
By:	/s/ GREGG J. WAGNER
Gregg J. Wagner
President, Chief Executive Officer and Director

Date: March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WALTER R. BATEMAN, II	Director	March 2, 2006
Walter R. Bateman, II
/s/ LEEANN BERGEY	Director	March 2, 2006
LeeAnn Bergey
/s/ WALTER E. DALLER, JR.	Director	March 2, 2006
Walter E. Daller, Jr.
/s/ HAROLD A. HERR	Director	March 2, 2006
Harold A. Herr
/s/ THOMAS C. LEAMER	Director	March 2, 2006
Thomas C. Leamer
/s/ STEPHANIE S. MITCHELL	Director	March 2, 2006
Stephanie S. Mitchell
/s/ GEORGE S. RAPP	Senior Vice President and Chief Financial Officer	March 2, 2006
George S. Rapp	(Principal Financial and Accounting Officer)
/s/ DEMETRA M. TAKES	Director and Executive Vice President	March 2, 2006
Demetra M. Takes
/s/ GREGG J. WAGNER	President, Chief Executive Officer and Director	March 2, 2006
Gregg J. Wagner	(Principal Executive Officer)
/s/ JAMES A. WIMMER	Director	March 2, 2006
James A. Wimmer

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
(2.1)

Purchase Agreement, dated as of November 15, 2005, by and among Harleysville National Bank and Trust Company, Cornerstone Financial Consultants, Ltd., Cornerstone Advisors Asset Management, Inc., Cornerstone Institutional Investors, Inc., Cornerstone Management Resources, Inc., John R. Yaissle, Malcolm L. Cowen, II, and Thomas J. Scalici. The schedules and exhibits to the Purchase Agreement are listed at the end of the Purchase Agreement but have been omitted from this exhibit to Form 10-K. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

(10.28)

Amended and Restated Declaration of Trust for HNC Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Sponsor, and the Administrators named therein, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November 9, 2005.)

(10.29)

Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November 9, 2005.)

(10.30)

Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November 9, 2005.)

(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, Footnote 14, “Earnings Per Share,” of this Report on Form 10-K
(21)	Subsidiaries of Registrant
(23)	Consent of Grant Thornton LLP, Independent Registered Public Accounting firm
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002