Form 10-Q
period 2006-03-31
HARLEYSVILLE NATIONAL CORP
filed 2006-05-08
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,516,962 shares of Common Stock, $1.00 par value, outstanding on May 4, 2006.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$63,874	$57,756
Federal funds sold and securities purchased under agreements to resell	35,500	35,000
Interest-bearing deposits in banks	3,980	2,455
Total cash and cash equivalents	103,354	95,211
Residential mortgage loans held for sale	2,530	2,028
Investment securities available for sale	877,124	841,653
Investment securities held to maturity (market value $59,906 and $59,753, respectively)	59,541	59,555
Loans and leases	2,000,920	1,983,465
Less: Allowance for loan losses	(19,895)	(19,865)
Net loans	1,981,025	1,963,600
Premises and equipment, net	28,852	27,570
Accrued interest receivable	13,808	13,282
Goodwill	46,154	31,552
Intangible assets, net	3,967	4,031
Bank-owned life insurance	59,934	59,334
Other assets	25,404	19,543
Total assets	$3,201,693	$3,117,359
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$345,118	$363,440
Interest-bearing:
Checking accounts	382,199	387,374
Money market accounts	678,276	667,952
Savings	187,534	190,033
Time deposits	832,546	756,658
Total deposits	2,425,673	2,365,457
Federal funds purchased and securities sold under agreements to repurchase	104,038	88,118
Other short-term borrowings	274	1,752
Long-term borrowings	297,750	297,750
Accrued interest payable	26,943	28,276
Subordinated debt	51,548	51,548
Other liabilities	15,478	11,226
Total liabilities	2,921,704	2,844,127
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	-	-
Common stock, par value $1 per share; authorized 75,000,000
shares; issued 27,581,941 shares at March 31, 2006 and
27,500,407 shares at December 31, 2005	27,582	27,500
Additional paid in capital	168,946	167,418
Retained earnings	92,008	88,285
Accumulated other comprehensive loss	(8,418)	(8,618)
Treasury stock, at cost: 5,987 shares at March 31, 2006 and
64,700 shares at December 31, 2005	(129)	(1,353)
Total shareholders' equity	279,989	273,232
Total liabilities and shareholders' equity	$3,201,693	$3,117,359
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands, except per share information)	2006	2005

Interest Income:
Loans and leases, including fees	$31,796	$26,186
Investment securities:
Taxable	7,322	6,054
Exempt from federal taxes	2,553	2,763
Federal funds sold and securities purchased under agreements to resell	374	245
Deposits in banks	51	24
Total interest income	42,096	35,272

Interest Expense:
Savings and money market deposits	7,513	4,280
Time deposits	7,644	5,307
Short-term borrowings	1,420	814
Long-term borrowings	4,048	3,201
Total interest expense	20,625	13,602

Net interest income	21,471	21,670
Provision for loan losses	1,200	750
Net interest income after provision for loan losses	20,271	20,920

Noninterest Income:
Service charges	1,890	1,957
Gain on sales in investment securities, net	-	923
Wealth management income	4,474	1,929
Bank-owned life insurance income	600	493
Other income	1,969	1,641
Total noninterest income	8,933	6,943
Net interest income after provision for loan losses and
Nonterest income	29,204	27,863

Noninterest Expense:
Salaries, wages and employee benefits	10,519	9,500
Occupancy	1,498	1,391
Furniture and equipment	891	1,170
Marketing	406	550
Other expense	3,811	2,892
Total noninterest expense	17,125	15,503

Income before income tax expense	12,079	12,360
Income tax expense	3,128	3,195
Net income	$8,951	$9,165

Net income per share information:
Basic	$0.33	$0.33
Diluted	$0.32	$0.32
Cash dividends per share	$0.19	$0.17
Weighted average number of common shares:
Basic	27,498,274	27,559,493
Diluted	27,980,829	28,316,146

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Three Months Ended March 31, 2006

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss )	Stock	Total	Income

Balance, January 1, 2006	27,500	(64)	$27,500	$167,418	$88,285	$(8,618)	$(1,353)	$273,232
Issuance of stock for stock options, net of tax benefits	82	83	82	1,400	-	-	1,762	3,244
Stock based compensation expense	-	-	-	128	-	-	-	128
Net income	-	-	-	-	8,951	-	-	8,951	$8,951
Other comprehensive income, net of reclassifications and tax	-	-	-	-	-	200	-	200	200
Purchases of treasury stock	-	(25)	-	-	-	-	(538)	(538)
Cash dividends	-	-	-	-	(5,228)	-	-	(5,228)
Comprehensive income									$9,151
Balance, March 31, 2006	27,582	(6)	$27,582	$168,946	$92,008	$(8,418)	$(129)	$279,989

Three Months Ended March 31, 2005

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss )	Stock	Total	Income (Loss	)

Balance, January 1, 2005	27,320	(1,043)	$27,320	$160,039	$99,730	$1,243	$(17,800)	$270,532
Issuance of stock for stock options, net of tax benefits	94	-	94	2,331	-	-	-	2,425
Net income	-	-	-	-	9,165	-	-	9,165	$9,165
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(5,542)	-	(5,542)	(5,542)
Purchases of treasury stock	-	(131)	-	-	-	-	(3,133)	(3,133)
Cash dividends	-	-	-	-	(4,723)	-	-	(4,723)
Comprehensive income									$3,623
Balance, March 31, 2005	27,414	(1,174)	$27,414	$162,370	$104,172	$(4,299)	$(20,933)	$268,724

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
(Dollars in thousands)	March 31,
	2006	2005
Operating Activities:
Net income	$8,951	$9,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	750
Depreciation and amortization	1,007	883
Net amortization of investment securities discounts/premiums	972	1,448
Deferred income tax benefit	(1,398)	(896)
Gains on sales of investment securities, net	—	(923)
Stock based compensation expense	128	—
Net increase in accrued interest receivable	(526)	(869)
Net increase (decrease) in accrued interest payable	(1,333)	1,385
Net decrease in other assets	996	204
Net increase (decrease) in other liabilities	(1,794)	4,722
Net cash provided by operating activities	8,203	15,869
Investing Activities:
Proceeds from sales of investment securities available for sale	1,121	124,955
Proceeds, maturity or calls of investment securities held to maturity	—	4,872
Proceeds, maturity or calls of investment securities available for sale	38,312	33,800
Purchases of investment securities available for sale	(75,801)	(136,586)
Net increase in loans	(19,201)	(20,427)
Net cash paid due to acquisition, net of cash acquired	(14,485)	—
Net increase in premises and equipment	(2,008)	(914)
Net increase in bank-owned life insurance	(600)	(484)
Proceeds from sales of other real estate	25	66
Net cash provided by (used in) investing activities	(72,637)	5,282
Financing Activities:
Net increase in deposits	60,216	25,004
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	15,920	(4,509)
Decrease in short-term borrowings	(1,478)	(45,538)
Cash dividends	(5,228)	(4,723)
Repurchase of common stock	(538)	(3,133)
Proceeds from the exercise of stock options	3,259	2,425
Excess tax benefits from stock based compensation	426	—
Net cash provided by (used in) financing activities	72,577	(30,474)
Net increase (decrease) in cash and cash equivalents	8,143	(9,323)
Cash and cash equivalents at beginning of period	95,211	106,990
Cash and cash equivalents at end of the period	$103,354	$97,667

Cash paid during the period for:
Interest	$21,982	$12,328
Income taxes	$500	$2,052
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$91	$138

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries - Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of March 31, 2006, the results of its operations for the three month periods ended March 31, 2006 and 2005 and the cash flows for the three month period ended March 31, 2006 and 2005. The Cornerstone’s Companies (subsidiaries of the Bank) results of operations are included in the Corporation’s results beginning January 1, 2006 through March 31, 2006. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2005 Annual Report on Form 10-K. The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.

Goodwill and Other Intangible Assets

Goodwill was $46.2 million at March 31, 2006 and $31.6 million at December 31, 2005. In January 2006, the Corporation completed the acquisition of the Cornerstone Companies including approximately $15.3 million of goodwill allocated to the Wealth Management segment. The amortization of the identifiable intangibles related to the Wealth Management segment totaled $94,000 for the first quarter of 2006 on an estimated intangible of $3.7 million. Amortization of other intangible assets, primarily core deposit intangible, allocated to the Community Banking segment were $61,000 and $62,000 for the three months ended March 31, 2006 and 2005, respectively. Management performed its annual review of goodwill at June 30, 2005 in accordance with SFAS No. 142 and determined there was no impairment of goodwill and identifiable intangible assets.

Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award will generally be measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. SFAS 123 required that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25.

The Corporation adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed APB 25 and the disclosure requirements of FAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 has been applied. The Corporation’s consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Effective January 1, 2006, the Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. In accordance with SFAS 123(R), commencing January 1, 2006, the Corporation estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under SFAS 123. The Corporation has chosen to recognize compensation expense for new grants using the straight-line method which spreads compensation expense for shares vesting evenly over the period of vesting. Pro forma disclosures under SFAS 123 have been

Note 1 - Summary of Significant Accounting Policies - Continued

based upon the accrual method which treats each vesting tranche as a separate award and amortizes expense evenly (prorated) from grant date to vest date for each tranche. The Corporation estimates that share-based compensation expense, net of tax, to be recognized during the year of 2006 will be approximately $403,000. The number and timing of options granted during 2006 and vesting criteria may alter this projected number. See Note 5 - Stock Based Compensation for additional information.

In October 2005, the FASB issued Staff Position (FSP) No. 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in SFAS No. 123(R).” The FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the terms and conditions of an award (a) cannot be negotiated by the recipient with the employer and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. FSP 123(R)-2 applies upon initial adoption of SFAS 123(R). The adoption of this FSP did not have any impact on the Corporation’s financial position or results of operations.

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

In February 2006, the FASB issued FSP No. 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” to amend guidance in SFAS 123(R) on classifying options and similar instruments issued as part of employee compensation arrangements. Prior to amendment, SFAS 123(R) required the classification of such instruments as liabilities if the entity could be required under any circumstances to settle the option or similar instrument by transferring cash or other assets. FSP 123(R)-4 amends certain paragraphs of SFAS 123(R) to incorporate a practical accommodation similar to the probability approach provided in footnote 16 of the statement for shares subject to contingent cash settlement features. As a result, SFAS 123(R) requires options issued as compensation to employees to be classified as liabilities if the cash settlement feature can be exercised only upon the occurrence of a contingent event that is outside the employee's control, and such event is deemed probable to occur. Accounting for the modification of the option or similar instrument from equity to liability is similar to accounting for a modification from an equity to liability award. This FSP is applicable upon initial adoption of SFAS 123(R). FSP 123(R)-4 did not have any impact on the Corporation’s financial position or results of operations.

For additional information on other significant accounting policies, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2005 Annual Report on Form 10-K.

Note 2 - Dispositions / Acquisition

On January 13, 2006, the Corporation completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm specializes in providing sophisticated open architecture asset management platforms, business succession and estate planning services, life insurance sales and compensation and benefits consulting. The Cornerstone Companies have assets under management of approximately $1.5 billion at the acquisition date and serve clients throughout Pennsylvania and other mid-Atlantic states.

The acquisition was consummated pursuant to the Purchase Agreement dated November 15, 2005, by and among the Bank and Cornerstone Financial Consultants, Ltd., a Pennsylvania corporation (CFC), Cornerstone Institutional Investors, Inc., a Pennsylvania corporation (CII), Cornerstone Advisors Asset Management, Inc., a Pennsylvania corporation ((CAAM), and together with CFC and CII collectively, the Cornerstone Companies) and Cornerstone Management Resources, Inc., (CMR). Under the Purchase Agreement, the Bank acquired (i) all of the outstanding capital stock of CFC and CII, (ii) substantially all of the assets of CAAM, and (iii) certain limited assets of CMR. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period, with a maximum payout of $7.0 million over this period.

The Cornerstone Companies acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Cornerstone’s Companies results of operations are included in the Corporation’s results beginning January 1, 2006 through March 31, 2006. Goodwill of approximately $15.3 million was recorded in connection with the acquisition. Management is in the process of evaluating and finalizing the identifiable intangible assets and purchase accounting adjustments. The amortization of the identifiable intangibles totaled $94,000 for the first quarter of 2006 on an estimated identifiable intangible of $3.9 million included in goodwill.

Note 2 - Dispositions / Acquisition - Continued

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

Note 3 - Pension Plan

The Corporation has a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement.

Net periodic defined benefit pension expense for the three months ended March 31, 2006 and 2005 included the following components:

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005

Service cost	$260	$263
Interest cost	164	161
Expected return on plan assets	(138)	(131)
Amortization of unrecognized net actuarial loss	29	23
Net periodic benefit expense	$315	$316

The Corporation has not made any contributions to its pension plan during the first quarter of 2006.

Note 4 - Stock Dividend/Split

On September 15, 2005, the Corporation paid a five percent stock dividend to shareholders of record as of September 1, 2005. All prior period amounts were restated to reflect these stock dividends.

Note 5 - Stock Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,617,011 shares of common stock to key employees and directors. At March 31, 2006, 2,471,734 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at March 31, 2006, the Corporation has an additional 312,681 granted stock options as a result of the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $9.71 to $14.50.

At January 1, 2006, the Corporation began recognizing compensation expense for stock options with the adoption of SFAS 123(R) under the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 has been applied. Effective January 1, 2006, the Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. See Note 1 - Summary of Significant Accounting Policies for additional information.

Note 5 - Stock Based Compensation - Continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data used for grants at March 31, 2006 and March 31, 2005, respectively: dividend yield of 3.46% and 2.83%; expected volatility of 31.78% and 29.38%; risk-free interest rate of 4.42% and 4.06%; and an expected life of 7.34 years and 7.06 years. Expected volatility is based on the historical volatility of the Corporation’s stock over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock based compensation expense for the three months ended March 31, 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Prior to January 1, 2006, under SFAS 123, forfeitures were accounted for as they occurred. As a result of adopting FAS 123(R) on January 1, 2006, the Corporation’s income before income taxes and net income for the three months ended March 31, 2006 were $128,000 and $113,000 lower, respectively, than if it had continued to account for share based compensation under APB 25.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the three months ended March 31, 2005 (all per share information has been adjusted retroactively for the effect of stock dividends).

(Dollars in thousands, except per share amounts)	Three Months Ended March 31,
2005
Net income
As reported	$9,165
Stock-based compensation expense included in reported net income, net of related tax effects	-
Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(200)
Pro forma	$8,965

Earnings per share (Basic)
As reported	$.33
Pro forma	$.33

Earnings per share (Diluted)
As reported	$.32
Pro forma	$.32

A summary of option activity under the Corporation’s stock option plans as of March 31, 2006, and changes during the period ended March 31, 2006 were as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands	)
Outstanding at January 1, 2006	1,571,799	$14.99
Granted	12,000	19.10
Exercises	(169,980)	10.06

Outstanding at March 31, 2006	1,413,819	$15.61	5.95	$11,299

Exercisable at March 31, 2006	1,186,807	$14.10	5.35	$11,105

Note 5 - Stock Based Compensation - Continued

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $5.29 and $6.73, respectively. The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $2.0 million and $1.2 million, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of March 31, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	218,717	$6.56

Granted	12,000	5.29

Vested	(3,705)	6.28

Nonvested at March 31, 2006	227,012	$6.49

As of March 31, 2006, there was a total of $1.0 million of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $23,000 and $15,000, respectively.

Prior to the adoption of FAS 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $426,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the company had not adopted FAS 123(R).

Note 6 - Earnings Per Share

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
	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2006	2005

Basic earnings per share
Net income available to common shareholders	$8,951	$9,165
Weighted average common shares outstanding	27,498,274	27,559,493
Basic earnings per share	$.33	$.33

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$8,951	$9,165
Weighted average common shares outstanding	27,498,274	27,559,493
Dilutive potential common shares (1), (2)	482,555	756,653
Total diluted weighted average common shares outstanding	27,980,829	28,316,146
Diluted earnings per share	$.32	$.32

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended March 31, 2006, there were 354,734 antidilutive options at an average price of $26.93. For the three months ended March 31, 2005, there were 363,616 antidilutive options at an average price of $26.92.

Note 7 - Comprehensive Income

The components of other comprehensive income (loss) are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Three months ended March 31, 2006	Amount	(Expense)	Amount
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$59	$(21)	$38
Less reclassification adjustment for net gains realized in net income	-	-	-
Net unrealized gains	59	(21)	38
Change in fair value of derivatives used for cash flow hedges	203	(71)	132
Amortization of unrealized loss on termination of cash flow hedge	46	(16)	30
Other comprehensive income, net	$308	$(108)	$200

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Three months ended March 31, 2005	Amount	(Expense )	amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(7,695)	$2,693	$(5,002)
Less reclassification adjustment for net gains realized in net income	923	(323)	600
Net unrealized losses	(8,618)	3,016	(5,602)
Change in fair value of derivatives used for cash flow hedges	378	(132)	246
Unrealized loss on termination of cash flow hedge	(286)	100	(186)
Other comprehensive loss, net	$(8,526)	$2,984	$(5,542)

Note 8 - Segment Information

The Corporation operates two main lines of business along with several other operating segments. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for public business enterprises to report information about operating segments. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Corporation’s chief operating decision-maker is the President and Chief Executive Officer. The Corporation has applied the aggregation criteria set forth in SFAS No. 131 for operating segments establishing two reportable segments: Community Banking and Wealth Management.

The Community Banking segment provides financial services to consumers, businesses and governmental units primarily in southeastern Pennsylvania. These services include full-service banking, comprised of accepting time and demand deposits, making secured and unsecured commercial loans, mortgages, consumer loans, and other banking services. The treasury function income is included in the Community Banking segment, as the majority of effort of this function is related to this segment. Primary sources of income include net interest income and service fees on deposit accounts. Expenses include costs to manage credit and interest rate risk, personnel, and branch operational and technical support.

The Wealth Management segment includes: trust and investment management services, providing investment management, trust and fiduciary services, estate settlement and executor services, financial planning, and retirement plan and institutional investment services; and the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Major revenue components sources include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. Expenses primarily consist of personnel and support charges. Additionally, the Wealth Management segment includes an inter-segment credit related to trust deposits which are maintained within the Community Banking segment using a transfer pricing methodology.

The Corporation has also identified several other operating segments. These operating segments within the Corporation’s operations do not have similar characteristics to the Community Banking or Wealth Management segments and do not meet the quantitative thresholds requiring separate disclosure. These non-reportable segments include HNC Reinsurance Company, HNC Financial Company, and the parent holding company and are included in the “Other” category.

Note 8 - Segment Information - Continued

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)
	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended March 31, 2006

Net interest income (expense)	$21,769	$140	$(438)	$21,471
Provision for loan losses	1,200	-	-	1,200
Noninterest income	4,171	4,587	175	8,933
Noninterest expense	13,680	3,249	196	17,125
Income (loss) before income taxes (benefit)	11,060	1,478	(459)	12,079
Income taxes (benefit)	2,758	616	(246)	3,128
Net income (loss)	$8,302	$862	$(213)	$8,951
Assets	$3,165,842	$2,460	$33,391	$3,201,693

Three Months Ended March 31, 2005

Net interest income	$21,432	$172	$66	$21,670
Provision for loan losses	750	-	-	750
Noninterest income	3,932	1,933	1,078	6,943
Noninterest expense	13,201	2,192	110	15,503
Income (loss) before income taxes (benefit)	11,413	(87)	1,034	12,360
Income taxes (benefit)	2,780	(19)	434	3,195
Net income (loss)	$8,633	$(68)	$600	$9,165
Assets	$2,963,715	$1,842	$37,015	$3,002,572

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. Consolidating adjustments reflecting certain eliminations of inter-segment revenues, cash and investment in subsidiaries are included in the “All Other” segment.

Note 9 - Financial Instruments with Off-Balance Sheet Risk

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

The approximate contract amounts are as follows:

	Total Amount Committed at
Commitments	March 31, 2006	December 31, 2005
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit .................................................................................................................................................................	$742,415	$722,034
Standby letters of credit and financial guarantees written .................................................................................................................	25,005	21,661
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements ................................................................................................................................................................	52,100	22,100

Note 9 - Financial Instruments with Off-Balance Sheet Risk - Continued

At March, 31, 2006, the Corporation had cash flow hedges in the form of interest rate swaps totaling $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had a cash flow hedge for $5.0 million that has the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized $78,000 of net interest income for the three months ended March 31, 2006 and $14,000 of net interest expense for the three months ended March 31, 2005. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” For the three months ended March 31, 2006 and March 31, 2005, the Corporation amortized into net interest income $45,000 and $23,000, respectively, related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. During December 2005, the Corporation entered into a fair value hedge for $2.1 million which had no impact to earnings for the first quarter of 2006. The interest rate swap agreements have a positive fair market value of $812,000 at March 31, 2006 and $623,000 at December 31, 2005.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at March 31, 2006 and December 31, 2005 of $3.0 million and $1.8 million, respectively and commitments to sell mortgage loans at a specified rate at March 31, 2006 and December 31, 2005 of $2.2 million and $1.1 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At March 31, 2006, the commitments had a negative fair value of $6,000 which was recorded as a reduction of other income. At December 31, 2005, the commitments had a positive fair value of $320 which was recorded as other income.

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which is the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Corporation will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010 with approximately 90% of the lease financing receivables estimated to be paid down by 2007. The outstanding balance of these sold leases at March 31, 2006 was $5.5 million with a total recourse exposure of $1.2 million and a current recourse liability of $175,000.

Note 10 - Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Amending Accounting for Separately Recognized Servicing Assets and Servicing Liabilities,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require an entity to 1) separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts, 2) initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable and 3) separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Additionally, SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, although early adoption is permitted. The Corporation is in the process of assessing the impact of the adoption of this statement on the Corporation’s financial results.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify which interest-only and principal-only strips are not subject to the requirements of SFAS 133, and that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. FAS 155 is not expected to have a material impact on the Corporation’s results of operations or financial condition.

Note 10 - Recent Accounting Pronouncements - Continued

In November 2005, the FASB issued FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP nullifies certain requirements of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullifies the requirements of paragraphs 10-18 of Issue 03-1, carries forward the requirements of paragraphs 8 and 9 of Issue 03-1 with respect to cost-method investments, carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples, and references existing other-than-temporary guidance. The guidance in this FSP will apply to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on the Corporation’s results of operations or financial condition.

In November, 2005, the FASB issued FSP FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners.” The guidance in this FSP amends FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to explicitly state that the recognition, measurement and disclosure provisions of FIN No. 45 apply to a minimum revenue guarantee. A minimum revenue guarantee is a guarantee granted to a business or its owners that the revenue of the business will be at least a specified minimum amount for a specified period of time. FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following November 10, 2005 (the date posted to the FASB website). The disclosure requirements are to be applied to all minimum revenue guarantees in financial statements of interim or annual periods ending after the beginning of the first fiscal quarter following November 10, 2005, although earlier application is permitted. FSP FIN 45-3 did not have a material impact on the Corporation’s financial position or results of operations.

Note 11- Subsequent Event

On April 14, 2006, the Bank sold its existing credit card portfolio to Elan Financial Services, a national credit card issuer and established an agent issuing relationship with Elan Financial Services. Under the agreement, Elan Financial Services will issue credit cards for the Bank under the Harleysville name. As of March 31, 2006, the Bank held approximately $14.5 million in credit card receivables. The Corporation anticipates recording a gain in the second quarter of 2006 from the sale of these credit cards, net of federal income taxes, of approximately $900,000 or $.03 per diluted share. The Bank will continue to earn certain fees from ongoing portfolio activity.

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

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have made forward-looking statements in this report, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When we use words such as “believes,” “expects,” “anticipates,” “may,” “estimates,” or “intends” or similar expressions, we are making forward-looking statements. Forward-looking statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

Shareholders should note that many factors, some of which are discussed elsewhere in this report and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed or implied in our forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to those described in Item 1A, “Risk Factors” in the Corporation’s 2005 Annual Report on Form 10-K and in this Form 10-Q.

Critical Accounting Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States and general practices with the financial services industry. The Corporation’s significant accounting policies are described in Note 1 of the consolidated financial statements in this Form 10-Q and in the Corporation’s 2005 Annual Report on Form 10-K and are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. In applying accounting policies and preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Judgments and assumptions required by management, which have, or could have a material impact on the Corporation’s financial condition or results of operations are considered critical accounting estimates. The following is a summary of the policies the Corporation recognizes as involving critical accounting estimates: Allowance for Loan Loss, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, Unrealized Gains and Losses on Debt Securities Available for Sale, and Deferred Taxes.

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

Share-based Compensation: The Corporation adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)) on January 1, 2006 using the modified prospective application method of transition. FAS 123(R) was issued by the FASB in December 2004, requiring all forms of share-based payments to employees, including employee stock options, be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 has been applied. Effective January 1, 2006, the Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. The Corporation estimates the fair value of options under the Black-Scholes model which takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with SFAS 123(R), the Corporation estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under SFAS 123. The Corporation has chosen to recognize compensation expense for new grants using the straight-line method which spreads compensation expense for shares vesting evenly over the period of vesting. Pro forma disclosures under SFAS 123 have been based upon the accrual method which treats each vesting tranche as a separate award and amortizes expense evenly (prorated) from grant date to vest date for each tranche. The Corporation estimates that share-based compensation expense, net of tax, to be recognized during the year of 2006 will be approximately $403,000. The number and timing of options granted during 2006 and vesting criteria may alter this projected number. During the first quarter of 2006, the Corporation recognized $128,000 of share-based compensation expense ($113,000 net of tax). As of March 31, 2006, there was a total of $1.0 million of unrecognized compensation cost related to nonvested awards under stock option plans ($965,000 net of tax). This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Financial Overview

For the first quarter of 2006, the Corporation’s diluted earnings per share were $.32 and basic earnings per share were $.33, level with the earnings for the same period last year. Net income was $9.0 million compared to $9.2 million for the first quarter of 2005. On a core earnings basis, this year’s first quarter reflected an improvement over the comparable period for last year because the 2005 earnings included the benefit of $.02 per share related to the gain on sales of investment securities of $923,000. The earnings for 2006 reflected increases in loan interest income and wealth management income partially offset by increases in interest expense on deposits and salaries and benefits expense.

The financial results for 2006 include a favorable impact on operations from the acquisition of the Cornerstone Companies effective January 1, 2006. The results were also impacted by the issuance of 1,310,000 shares of the Corporation’s common stock for a 5% stock dividend payable September 15, 2005. All share and per share information has been restated to reflect this stock dividend.

The Corporation’s consolidated total assets were $3.2 billion at March 31, 2006, an increase of 6.6% or $199.1 million over $3.0 billion in total assets reported at March 31, 2005. Of this increase, 4.6% or $137.8 million was attributable to loan growth and 1.2% or $35.0 million was due to a net increase in cash and investments. Total assets at March 31, 2006 increased $84.3 million compared to December 31, 2005 with a $43.6 million net increase in cash and investments and $18.0 million growth in loans.

For the three months ended March 31, 2006, the annualized return on average shareholders’ equity and the annualized return on average assets were 13.06% and 1.15%, respectively. For the same period in 2005, the annualized return on average shareholders’ equity was 13.69% and the annualized return on average assets was 1.25%.

Nonperforming assets (nonaccruing loans, net assets in foreclosure and loans 90 days or more past due) were .33% of total assets at March 31, 2006, compared to .27% at December 31, 2005 and .19% at March 31, 2005. The increase in nonperforming assets at March 31, 2006, in relation to December 31, 2005 was mainly due to commercial mortgage loans for two borrowers totaling $2.3 million. The increase in relation to March 31, 2005, was due to the previously aforementioned loans in addition to commercial mortgage loans for one borrower totaling $1.5 million and commercial business loans for two borrowers totaling $445,000 which were placed on nonaccrual of interest during the fourth quarter of 2005.

Results of Operations

Net income is affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; (3) noninterest income, which is made up primarily of certain fees, wealth management income and gains and losses from sales of securities; (4) noninterest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

Net Interest Income

Net interest income on a tax equivalent basis in the first quarter of 2006 decreased $301,000 or 1.3% compared to the same period in 2005. The decrease during the first quarter of 2006 was mainly attributed to higher deposit and borrowing rates offset in part by higher loan rates and loan volume. Due to market conditions, deposit and short-term borrowing rates have increased more quickly than loan rates have increased.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 2006 compared to March 31, 2005 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended
	March 31, 2006 compared to
(Dollars in thousands)	March 31, 2005

	Total	Due to change in:
	Change	Volume	Rate

Increase (decrease) in interest income:
Investment securities *	$913	$295	$618
Federal funds sold and deposits in banks	156	(51)	207
Loans *	5,653	2,160	3,493
Total	6,722	2,404	4,318

Increase (decrease) in interest expense:
Savings and money market deposits	3,233	(25)	3,258
Time deposits	2,337	1,338	999
Borrowed funds	1,453	336	1,117
Total	7,023	1,649	5,374

Net increase (decrease) in interest income	$(301)	$755	$(1,056)
*Tax equivalent basis using a tax rate of 35%

The table below presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2006			2005

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$690,204	$7,322	4.30%	$652,314	$6,054	3.76%
Nontaxable investments (1)	246,663	3,777	6.21	258,667	4,132	6.48
Total investment securities	936,867	11,099	4.80	910,981	10,186	4.53
Federal funds sold and deposits in banks	37,896	425	4.55	45,428	269	2.40
Loans (1) (2)	1,988,778	32,084	6.54	1,845,408	26,431	5.81
Total earning assets	2,963,541	43,608	5.97	2,801,817	36,886	5.34
Noninterest-earning assets	200,466			174,544
Total assets	$3,164,007			$2,976,361

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,229,437	7,513	2.48	$1,236,536	4,280	1.40
Time	785,250	7,644	3.95	638,136	5,307	3.37
Total interest-bearing deposits	2,014,687	15,157	3.05	1,874,672	9,587	2.07
Borrowed funds	489,614	5,468	4.53	453,897	4,015	3.59
Total interest bearing liabilities	2,504,301	20,625	3.34	2,328,569	13,602	2.37
Noninterest-bearing liabilities:
Demand deposits	338,666			321,912
Other liabilities	43,148			54,349
Total noninterest-bearing liabilities	381,814			376,261
Total liabilities	2,886,115			2,704,830
Shareholders' equity	277,892			271,531
Total liabilities and shareholders' equity	$3,164,007			$2,976,361
Net interest spread			2.63			2.97
Effect of noninterest-bearing sources			0.52			.40
Net interest income/margin on earning assets		$22,983	3.15%		$23,284	3.37%

Less tax equivalent adjustment		1,512			1,614
Net interest income		$21,471			$21,670

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the first quarter of 2006 increased $6.7 million, or 18.2% over the same period in 2005. This increase was primarily due to higher average loans of $143.4 million, or 7.8% and a 73 basis point increase in the average rate earned on loans. Interest expense increased $7.0 million during the first quarter of 2006 versus the comparable period in 2005 mainly attributed to higher deposit and short-term borrowing rates. The average rate paid on deposits during the first quarter of 2006 of 3.05% was 98 basis points higher compared to the same period in 2005 due to higher rates on most deposit products. The average rate paid on borrowings for the first quarter of 2006 of 4.53% was 94 basis points higher than the comparable period in 2005 mainly due to an increase in short-term borrowing rates.

Net Interest Margin

The net interest margin for the first quarter of 2006 was 3.15%, compared to 3.16% for the fourth quarter of 2005 and 3.37% for the first quarter of 2005. Due to market conditions, deposit and short-term borrowing rates have increased more quickly than loan rates resulting in a lower net interest margin.

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

At March, 31, 2006, the Corporation had cash flow hedges in the form of interest rate swaps totaling $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had a cash flow hedge for $5.0 million that has the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized $78,000 of net interest income for the three months ended March 31, 2006 and $14,000 of net interest expense for the three months ended March 31, 2005. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” For the three months ended March 31, 2006 and March 31, 2005, the Corporation amortized into net interest income $45,000 and $23,000, respectively, related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. During December 2005, the Corporation entered into a fair value hedge for $2.1 million which had no impact to earnings for the first quarter of 2006. The interest rate swap agreements have a positive fair market value of $812,000 at March 31, 2006 and $623,000 at December 31, 2005.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the March 31, 2006 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of March 31, 2006. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	of Equity	Change	Percent Change

+300 Basis Points	$351,635	$(112,932)	-24.31%	+/- 35%
+200 Basis Points	390,847	(73,720)	-15.87	+/- 25
+100 Basis Points	429,050	(35,517)	-7.65	+/- 15
Flat Rate	464,567	-	0.00
-100 Basis Points	470,271	5,704	1.23	+/- 15
-200 Basis Points	461,944	(2,623)	-0.56	+/- 25
-300 Basis Points	448,618	(15,949)	-3.49	+/- 35

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

The Bank’s allowance for loan and lease losses is the accumulation of various components that are calculated based on various independent methodologies. The components of the allowance for credit losses consist of both historical losses and estimates. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Bank’s allowance for loan losses components includes the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes and competence of the loan review process. The Bank’s historical loss component is the most significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

The historical loss components of the allowance represent the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, expressed as percentages, relative to delinquency, risk rating and nonaccrual, by credit product.

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

For the first quarter of 2006, the provision for loan losses was $1.2 million, compared to $750,000 for the same period in 2005. The increase in the provision was primarily due to inherent risk within the portfolio and the increase in nonperforming loans. Nonperforming assets (nonaccruing loans, net assets in foreclosure and loans past due 90 days or more past due) were .33% of total assets at March 31, 2006, compared to .27% at December 31, 2005 and .19% at March 31, 2005. The increase in nonperforming assets at March 31, 2006, in relation to December 31, 2005 was mainly due to commercial mortgage loans for two borrowers totaling $2.3 million placed on nonaccrual of interest. The increase in relation to March 31, 2005, was due to the previously aforementioned loans in addition to commercial mortgage loans for one borrower totaling $1.5 million and commercial business loans for two borrowers totaling $445,000 which were placed on nonaccrual of interest during the fourth quarter of 2005. Net loans charged off were $1.2 million for the first quarter of 2006 compared to $481,000 for the same quarter in 2005. This increase was mainly due to charge offs of a commercial real estate loan for one borrower of $256,000 and commercial real estate and commercial business loans for another borrower of $101,000 and $232,000, respectively.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005

Average loans	$1,988,778	$1,845,408

Allowance, beginning of period	19,865	18,455
Loans charged off:
Commercial and industrial	445	133
Consumer	581	457
Real estate	436	20
Lease financing	10	6
Total loans charged off	1,472	616
Recoveries:
Commercial and industrial	3	4
Consumer	177	90
Real estate	53	16
Lease financing	69	25
Total recoveries	302	135
Net loans charged off	1,170	481
Provision for loan losses	1,200	750
Allowance, end of period	$19,895	$18,724
Ratio of net charge offs to average
loans outstanding (annualized)	0.24%	0.11%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

	March 31, 2006		December 31, 2005
		Percent of		Percent of
(Dollars in thousands)	Amount	Reserve	Amount	Reserve

Real estate	$6,562	33%	$6,422	32%
Commercial
and industrial	8,621	44%	8,534	43%
Consumer	4,631	23%	4,596	23%
Lease financing	81	-%	313	2%
Total	$19,895	100%	$19,865	100%

Table 6—Nonperforming Assets

(Dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Nonaccrual loans	$9,430	$7,493	$4,572
Loans 90 days or more past due	1,093	846	599
Total nonperforming loans	10,523	8,339	5,171
Net assets in foreclosure	78	29	411
Total nonperforming assets	$10,601	$8,368	$5,582

Allowance for loan losses to nonperforming loans	189.1%	238.2%	362.1%
Nonperforming loans to total net loans	0.53%	0.42%	0.28%
Allowance for loan and lease losses to total loans	0.99%	1.00%	1.00%
Nonperforming assets to total assets	0.33%	0.27%	0.19%

Net assets in foreclosure decreased $333,000 at March 31, 2006 from March 31, 2005 mainly due to proceeds received on disposals of foreclosed properties. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value. Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. The increase in loans past due 90 days or more at March 31, 2006 compared to March 31, 2005 was primarily due to a higher level of past due commercial real estate loans.

Table 7—Impaired Loans

(Dollars in thousands)	March 31, 2006	Dec. 31, 2005	March 31, 2005

Impaired Loans	$4,351	$3,317	$1,276

Average year-to-date impaired loans	$3,507	$1,542	$1,278

Impaired loans with specific loss allowances	$4,351	$3,317	$1,276

Loss allowances reserved on impaired loans	$686	$675	$138

Year-to-date income recognized on impaired loans	$1	$33	$15

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income of $8.9 million for the first quarter of 2006 rose $2.0 million or 28.7% from the comparable period in 2005. This increase was primarily due to the acquisition of the Cornerstone Companies which generated an increase of $2.5 million in wealth management income over the same period last year, partially offset by the sale of Cumberland Advisors, which was divested in the second quarter of 2005. Major revenue components sources of wealth management income include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. There were no gains on sales of investment securities during the first quarter of 2006 as compared to $923,000 during the same period in 2005. The net security gains during the three months ended March 31, 2005 were primarily the result of the sale of equity securities.

Noninterest Expense

Noninterest expense of $17.1 million for the first quarter of 2006 increased $1.6 million or 10.5% from $15.5 million in the first quarter of 2005. Salaries and benefits expense increased $1.0 million during the first quarter of 2006 from the comparable period in 2005 primarily related to the acquisition of the Cornerstone Companies and compensation expense in 2006 of $128,000 resulting from recording the Corporation’s share based compensation expense in conformance with FAS 123 (R), “Share-Based Payment.” Other expense increased $775,000 mainly due to the Cornerstone Companies acquisition as well as increased computer software expenses.

Federal Income Taxes

The effective federal income tax rate for the quarter ended March 31, 2006 was 24.6% versus the statutory rate of 35%. The Corporation’s effective rate is lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The effective income tax rate for the first quarter of 2005 was 25.0%.

Balance Sheet Analysis

Total assets at March 31, 2006 of $3.2 billion increased $84.3 million compared to December 31, 2005 with a $43.6 million net increase in cash and investments and $18.0 million growth in loans. The balance of investment securities available for sale at March 31, 2006 of $877.1 million increased $35.5 million compared to the December 31, 2005. The increase in investment securities was primarily the result of net additional purchases of tax-exempt and mortgage-backed securities. Total deposits increased $60.0 million to $2.43 billion at March 31, 2006 from $2.37 billion at December 31, 2005 primarily attributable to an increase in brokered certificates of deposits. Core deposits remained level at $1.59 billion.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending March 31, 2006 was $280.0 million, an increase of $6.8 million over the end of 2005. The increase was primarily the result of the retention of the Corporation's earnings and issuances of stock for stock options including tax benefits partially offset by dividends paid to shareholders. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of March 31, 2006	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$310,873	12.54%	$198,342	8.00%	$247,928	-
Harleysville National Bank	264,148	10.72%	197,113	8.00%	246,392	10%
Tier 1 Capital (to risk weighted assets):
Corporation	290,878	11.73%	99,171	4.00%	148,757	-
Harleysville National Bank	244,153	9.91%	98,557	4.00%	147,835	6%
Tier 1 Capital (to average assets):
Corporation	290,878	9.33%	124,678	4.00%	155,848	-
Harleysville National Bank	244,153	7.92%	123,346	4.00%	154,183	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2005	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$318,911	12.98%	$196,563	8.00%	$ 245,703	-
Harleysville National Bank	259,883	10.64%	195,390	8.00%	244,238	10%
Tier 1 Capital (to risk weighted assets):
Corporation	298,946	12.17%	98,281	4.00%	147,422	-
Harleysville National Bank	239,918	9.82%	97,695	4.00%	146,543	6%
Tier 1 Capital (to average assets):
Corporation	298,946	9.69%	123,408	4.00%	154,260	-
Harleysville National Bank	239,918	7.86%	122,154	4.00%	152,693	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders’ equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 2006, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.73%, and the total risk-adjusted capital ratio was 12.54%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at March 31, 2006.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios of at least 4% and 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 9.33% at March 31, 2006 and 9.69% at December 31, 2005. The lower leverage ratio of the Corporation at March 31, 2006 was mainly due to the decrease in Tier 1 capital from the additional disallowed goodwill related to the acquisition of the Cornerstone Companies.

The year-to-date March 31, 2006 cash dividend per share of $.19 was 11.8% higher than the cash dividend for the same period in 2005 of $.17. The dividend payout ratio for the first three months of 2006 was 58.4%, compared to 51.5% for the same period in 2005. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first three months of 2006.

Liquidity

Liquidity is a measure of the ability of the Bank to meet its needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Bank arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The liquidity measurement is based on the asset/liability model’s projection of potential sources and uses of funds for the next 120 days. The resulting projections as of March 31, 2006 show the potential sources of funds exceeding the potential uses of funds. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB. As of March 31, 2006, the Bank had borrowings outstanding with the FHLB of $297.8 million, all of which were long-term and pledged investment securities available for sale of $380.9 million. At March 31, 2006, the Bank had unused lines of credit at the FHLB of $355.2 million and unused federal funds lines of credit of $115.0 million.

Recent Federal Deposit Insurance Corporation Rules

In March 2006, the Federal Deposit Insurance Corporation (FDIC) Board of Directors adopted interim final rules to implement provisions of the Federal Deposit Insurance Act of 2005 pertaining to deposit insurance coverage. These rules take effect on April 1, 2006. The interim rule: 1) increases the deposit insurance limit for certain retirement plan deposits to $250,000 (the basic insurance limit for other depositors—individuals, joint accountholders, businesses, government entities and trusts remain at $100,000), provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits and 3) provides for consideration of inflation adjustments to increase the insurance limits for all deposit accounts every five years, beginning in 2010.

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

Branching

The Corporation is currently planning to open a new location in Warminster, Bucks County during 2006 and in Plymouth Meeting, Montgomery County during 2007. In addition, the Corporation is planning to relocate its Blue Bell and Collegeville offices both located in Montgomery County during late 2006 or early 2007. The Corporation continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

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

No material changes in market risk strategy occurred during the first quarter of 2006. A detailed discussion of market risk is provided on pages 20 and 21 of this Form 10-Q.

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

(ii) Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

No material changes in risk factors occurred during the first quarter of 2006. A detailed discussion of risk factors is provided in Item 1A, “Risk Factors” in the Corporation’s 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchase activity of the Corporation’s stock repurchase programs during the first quarter of 2006 (all share information has been restated retroactively for the effect of stock dividends and splits). The repurchased shares will be used for general corporate purposes.

	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased under the Plans(1)

January 1-31, 2006	-	$-	-	1,088,039
February 1-28, 2006	-	-	-	1,088,039
March 1-31, 2006	25,000	21.53	25,000	1,063,039
Total	25,000	$21.53	25,000

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

Item 6. Exhibits

(a) Exhibits:
            The following exhibits are being filed as part of this Report:

Exhibit No.      Description of Exhibits

(2.1)
Purchase Agreement, dated as of November 15, 2005, by and among Harleysville National Bank and Trust Company, Cornerstone Financial Consultants, Ltd., Cornerstone Advisors Asset Management, Inc., Cornerstone Institutional Investors, Inc., Cornerstone Management Resources, Inc., John R. Yaissle, Malcolm L. Cowen, II, and Thomas J. Scalici. The schedules and exhibits to the Purchase Agreement are listed at the end of the Purchase Agreement but have been omitted from the exhibit to Form 10-K. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 15, 2006.)

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

(10.6)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Walter E. Daller, Jr. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.7)
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

(10.12)
Employment Agreement effective April 1, 2005 between Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.13)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.14)
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

(10.16)
Harleysville National Corporation 2004 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit 4 of Registrant’s Registration Statement No. 333-116183 on Form S-8, filed with the Commission on June 4, 2004).

(10.17)
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

(10.20)
Employment Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.21)
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

(10.23)
Employment Agreement effective January 1, 2005 between Gregg J. Wagner, President and Chief Executive Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.24)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Gregg J. Wagner, the current President and Chief Executive Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.25)
Employment Agreement dated May 18, 2005, between George S. Rapp, Senior Vice President and Chief Financial Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on May 20, 2005.)

(10.26)
Stock Purchase Agreement dated June 30, 2005, between David R. Kotok & Associates, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2005.)

(10.27)
Amended and Restated Declaration of Trust for HNC Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Sponsor, and the Administrators named therein, dated as of September 28, 2005.

(10.28)	Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of September 28, 2005.
(10.29)	Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of September 28, 2005.
(11)	Computation of Earnings per Common Share, incorporated by reference to Note 6 of the Consolidated Financial Statements of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HARLEYSVILLE NATIONAL CORPORATION

Date: May 8, 2006                                                ___/s/ Gregg J. Wagner
                  Gregg J. Wagner, President, Chief Executive Officer and Director
                                                   (Principal executive officer)

Date: May 8, 2006                                         ____/s/ George S. Rapp
                              George S. Rapp, Executive Vice President and Chief Financial Officer
                               (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No     Description of Exhibits

(2.1)
Purchase Agreement, dated as of November 15, 2005, by and among Harleysville National Bank and Trust Company, Cornerstone Financial Consultants, Ltd., Cornerstone Advisors Asset Management, Inc., Cornerstone Institutional Investors, Inc., Cornerstone Management Resources, Inc., John R. Yaissle, Malcolm L. Cowen, II, and Thomas J. Scalici. The schedules and exhibits to the Purchase Agreement are listed at the end of the Purchase Agreement but have been omitted from the exhibit to Form 10-K. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 15, 2006.)

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

(10.6)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Walter E. Daller, Jr. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.7)
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

(10.12)
Employment Agreement effective April 1, 2005 between Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.13)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.14)
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

(10.16)
Harleysville National Corporation 2004 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit 4 of Registrant’s Registration Statement No. 333-116183 on Form S-8, filed with the Commission on June 4, 2004).

(10.17)
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

(10.20)
Employment Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.21)
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

(10.23)
Employment Agreement effective January 1, 2005 between Gregg J. Wagner, President and Chief Executive Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.24)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Gregg J. Wagner, the current President and Chief Executive Officer of the Corporation. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.25)
Employment Agreement dated May 18, 2005, between George S. Rapp, Senior Vice President and Chief Financial Officer, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on May 20, 2005.)

(10.26)
Stock Purchase Agreement dated June 30, 2005, between David R. Kotok & Associates, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2005.)

(10.27)
Amended and Restated Declaration of Trust for HNC Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Sponsor, and the Administrators named therein, dated as of September 28, 2005.

(10.28)	Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of September 28, 2005.
(10.29)	Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of September 28, 2005.
(11)	Computation of Earnings per Common Share, incorporated by reference to Note 6 of the Consolidated Financial Statements of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 8, 2006                                /s/ Gregg J. Wagner
                                            Gregg J. Wagner
President, Chief Executive Officer and Director
    Harleysville National Corporation

Exhibit 31.2

CERTIFICATION

I, George S. Rapp, Executive Vice President and Chief Financial Officer certify, that:

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

Date: May 8, 2006                ____/s/ George S. Rapp
George S. Rapp
Executive Vice President and Chief Financial Officer
Harleysville National Corporation

Exhibit 32.1

HARLEYSVILLE NATIONAL CORPORATION
CERTIFICATION
PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Harleysville National Corporation (the “Corporation”) Quarterly Report on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), I, Gregg J. Wagner, President, Chief Executive Officer and Director of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 8, 2006

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

Exhibit 32.2

HARLEYSVILLE NATIONAL CORPORATION
CERTIFICATION
PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Harleysville National Corporation (the "Corporation") Quarterly Report on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), I, George S. Rapp, Executive Vice President and Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation as of and for the period covered by the Report.

/s/ George S. Rapp
George S. Rapp
Executive Vice President and Chief Financial Officer
Harleysville National Corporation

Date: May 8, 2006

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