Form 10-Q
period 2006-06-30
HARLEYSVILLE NATIONAL CORP
filed 2006-08-09
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  27,639,943 shares of Common Stock, $1.00 par value, outstanding on August 4, 2006.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$60,635	$57,756
Federal funds sold and securities purchased under agreements to resell	30,000	35,000
Interest-bearing deposits in banks	3,458	2,455
Total cash and cash equivalents	94,093	95,211
Residential mortgage loans held for sale	1,959	2,028
Investment securities available for sale	866,019	841,653
Investment securities held to maturity (market value $59,182 and $59,753, respectively)	59,526	59,555
Loans and leases	2,030,666	1,983,465
Less: Allowance for loan losses	(20,617)	(19,865)
Net loans	2,010,049	1,963,600
Premises and equipment, net	31,503	27,570
Accrued interest receivable	14,126	13,282
Goodwill	46,009	31,552
Intangible assets, net	3,936	4,031
Bank-owned life insurance	60,535	59,334
Other assets	29,263	19,543
Total assets	$3,217,018	$3,117,359
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$356,043	$363,440
Interest-bearing:
Checking accounts	419,312	387,374
Money market accounts	664,392	667,952
Savings	175,071	190,033
Time deposits	864,840	756,658
Total deposits	2,479,658	2,365,457
Federal funds purchased and securities sold under agreements to repurchase	106,785	88,118
Other short-term borrowings	2,015	1,752
Long-term borrowings	257,750	297,750
Accrued interest payable	30,198	28,276
Subordinated debt	51,548	51,548
Other liabilities	11,327	11,226
Total liabilities	2,939,281	2,844,127
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	-	-
Common stock, par value $1 per share; authorized 75,000,000
shares; issued 27,646,057 shares at June 30, 2006 and
27,500,407 shares at December 31, 2005	27,646	27,500
Additional paid in capital	169,507	167,418
Retained earnings	96,064	88,285
Accumulated other comprehensive loss	(14,954)	(8,618)
Treasury stock, at cost: 25,279 shares at June 30, 2006 and
64,700 shares at December 31, 2005	(526)	(1,353)
Total shareholders' equity	277,737	273,232
Total liabilities and shareholders' equity	$3,217,018	$3,117,359
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share information)	2006	2005	2006	2005

Interest Income:
Loans and leases, including fees	$33,170	$28,036	$64,966	$54,222
Investment securities:
Taxable	7,552	5,630	14,874	11,684
Exempt from federal taxes	2,646	2,916	5,199	5,679
Federal funds sold and securities purchased under agreements to resell	807	290	1,181	535
Deposits in banks	48	17	99	41
Total interest income	44,223	36,889	86,319	72,161

Interest Expense:
Savings and money market deposits	8,918	5,039	16,431	9,319
Time deposits	8,965	5,660	16,609	10,967
Short-term borrowings	1,084	1,040	2,504	1,854
Long-term borrowings	3,980	3,303	8,028	6,504
Total interest expense	22,947	15,042	43,572	28,644

Net interest income	21,276	21,847	42,747	43,517
Provision for loan losses	900	650	2,100	1,400
Net interest income after provision for loan losses	20,376	21,197	40,647	42,117

Noninterest Income:
Service charges	2,026	2,044	3,916	4,001
Gain on sales in investment securities, net	-	226	-	1,149
Gain on sale of credit card portfolio	1,444	-	1,444	-
Gain on sale of branch	-	690	-	690
Wealth management income	3,378	2,051	7,852	3,980
Bank-owned life insurance income	601	645	1,201	1,138
Income on life insurance	-	177	-	177
Other income	2,571	1,919	4,540	3,560
Total noninterest income	10,020	7,752	18,953	14,695
Net interest income after provision for loan losses and
noninterest income	30,396	28,949	59,600	56,812

Noninterest Expense:
Salaries, wages and employee benefits	10,854	10,180	21,373	19,680
Occupancy	1,401	1,243	2,899	2,634
Furniture and equipment	900	1,151	1,791	2,321
Marketing	523	851	929	1,401
Other expense	4,097	3,468	7,908	6,360
Total noninterest expense	17,775	16,893	34,900	32,396

Income before income tax expense	12,621	12,056	24,700	24,416
Income tax expense	3,336	2,366	6,464	5,561
Net income	$9,285	$9,690	$18,236	$18,855

Net income per share information:
Basic	$0.33	$0.35	$0.66	$0.68
Diluted	$0.33	$0.35	$0.65	$0.67
Cash dividends per share	$0.19	$0.17	$0.38	$0.34
Weighted average number of common shares:
Basic	27,555,945	27,552,322	27,527,269	27,555,887
Diluted	27,953,890	28,113,870	27,970,337	28,163,990

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Six Months Ended June 30, 2006

	Common Stock	Treasury Stock				Accumulated
	Number of	Number of	Par	Additional Paid	Retained	Other Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss )	Stock	Total	Income (Loss	)

Balance, January 1, 2006	27,500	(64)	$27,500	$167,418	$88,285	$(8,618)	$(1,353)	$273,232
Issuance of stock for stock options, net of excess tax benefits	146	130	146	1,835	-	-	2,743	4,724
Issuance of stock for stock awards	-	-	-	5	-	-	-	5
Stock based compensation expense	-	-	-	249	-	-	-	249
Net income	-	-	-	-	18,236	-	-	18,236	$18,236
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(6,336)	-	(6,336)	(6,336)
Purchases of treasury stock	-	(91)	-	-	-	-	(1,916)	(1,916)
Cash dividends	-	-	-	-	(10,457)	-	-	(10,457)
Comprehensive income									$11,900
Balance, June 30, 2006	27,646	(25)	$27,646	$169,507	$96,064	$(14,954)	$(526)	$277,737

Six Months Ended June 30, 2005

	Common Stock	Treasury Stock				Accumulated
	Number of	Number of	Par	Additional Paid	Retained	Other Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss )	Stock	Total	Income (Loss	)

Balance, January 1, 2005	27,320	(1,043)	$27,320	$160,039	$99,730	$1,243	$(17,800)	$270,532
Issuance of stock for stock options, net of tax benefits	142	22	142	2,534	-	-	393	3,069
Issuance of stock for stock awards	-	-	-	5	-	-	-	5
Net income	--	-	-	-	18,855	-	-	18,855	$18,855
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(2,701)	-	(2,701)	(2,701)
Purchases of treasury stock	-	(208)	-	-	-	-	(4,828)	(4,828)
Cash dividends	-	-	-	-	(9,448)	-	-	(9,448)
Comprehensive income									$16,154
Balance, June 30, 2005	27,462	(1,229)	$27,462	$162,578	$109,137	$(1,458)	$(22,235)	$275,484

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$18,236	$18,855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,100	1,400
Depreciation and amortization	2,156	1,567
Net amortization of investment securities discounts/premiums	1,876	3,020
Deferred income tax benefit	(2,163)	(1,727)
Gains on sales of investment securities, net	—	(1,149)
Gain on sale of credit card portfolio	(1,444)	—
Gain on sale of branch	—	(690)
Gain on sale of bank subsidiary	—	(287)
Bank-owned life insurance income	(1,201)	(1,138)
Stock based compensation expense	249	—
Net increase in accrued interest receivable	(844)	(448)
Net increase in accrued interest payable	1,922	1,321
Net decrease in other assets	1,410	149
Net decrease in other liabilities	(5,368)	(5,384)
Other, net	(2)	(9)
Net cash provided by operating activities	16,927	15,480
Investing Activities:
Proceeds from sales of investment securities available for sale	—	182,390
Proceeds from maturity or calls of investment securities held to maturity	—	5,156
Proceeds from maturity or calls of investment securities available for sale	81,754	83,132
Purchases of investment securities available for sale	(118,189)	(227,466)
Net increase in loans	(63,808)	(52,202)
Net cash paid due to acquisition, net of cash acquired	(14,525)	—
Net proceeds from sale of credit card portfolio	16,705	—
Net cash paid in sale of branch	—	(7,431)
Net cash received from sale of bank subsidiary	—	1,931
Purchases of premises and equipment	(5,512)	(1,573)
Proceeds from sales of premises and equipment	16	35
Proceeds from sales of other real estate	32	76
Net cash provided used in investing activities	(103,527)	(15,952)
Financing Activities:
Net increase in deposits	114,201	24,319
Increase in federal funds purchased and securities sold under agreements to repurchase	18,667	44,664
Increase (decrease) in short-term borrowings	263	(45,635)
Advances of long-term borrowings	10,000	—
Repayments of long-term borrowings	(50,000)	—
Cash dividends	(10,457)	(9,448)
Repurchase of common stock	(1,916)	(4,828)
Proceeds from the exercise of stock options	4,121	3,069
Excess tax benefits from stock based compensation	603	—
Net cash provided by financing activities	85,482	12,141
Net increase (decrease) in cash and cash equivalents	(1,118)	11,669
Cash and cash equivalents at beginning of period	95,211	106,990
Cash and cash equivalents at end of the period	$94,093	$118,659

Cash paid during the period for:
Interest	$41,697	$27,522
Income taxes	$8,410	$9,993
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to net assets in foreclosure	$91	$203

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries - Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of June 30, 2006, the results of its operations for the three and six month periods ended June 30, 2006 and 2005 and the cash flows for the six month period ended June 30, 2006 and 2005. The Cornerstone Companies’ (subsidiaries of the Bank) results of operations are included in the Corporation’s results beginning January 1, 2006 through June 30, 2006. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2005 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.

Goodwill and Other Intangible Assets

Goodwill was $46.0 million at June 30, 2006 and $31.6 million at December 31, 2005. In January 2006, the Corporation completed the acquisition of the Cornerstone Companies including approximately $15.3 million of goodwill allocated to the Wealth Management segment. The amortization of the identifiable intangibles related to the Wealth Management segment totaled $128,000 for the second quarter of 2006 and $222,000 for the first six months of 2006 on an estimated intangible of $3.9 million. Amortization of other intangible assets, primarily core deposit intangible, allocated to the Community Banking segment were $62,000 for both the three months ended June 30, 2006 and 2005 and $123,000 for both the six months ended June 30, 2006 and 2005. Management performed its annual review of goodwill at June 30, 2006 in accordance with SFAS No. 142 and determined there was no impairment of goodwill and identifiable intangible assets.

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

The Corporation adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed APB 25 and the disclosure requirements of FAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Corporation’s consolidated financial statements as of June 30, 2006 and for the first six months of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Effective January 1, 2006, the Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. In accordance with SFAS 123(R), commencing January 1, 2006, the Corporation estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under SFAS 123. The Corporation has chosen to recognize compensation expense for new grants using the straight-line

Note 1 - Summary of Significant Accounting Policies - Continued

method which spreads compensation expense for shares vesting evenly over the period of vesting. Pro forma disclosures under SFAS 123 have been based upon the accrual method which treats each vesting tranche as a separate award and amortizes expense evenly (prorated) from grant date to vest date for each tranche. The Corporation estimates that share-based compensation expense, net of tax, to be recognized during the year of 2006 will be approximately $403,000. The number and timing of options granted during 2006 and vesting criteria may alter this projected number. See Note 5 - Stock Based Compensation for additional information.

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

Note 2 - Dispositions / Acquisition

On April 14, 2006, the Bank sold its existing credit card portfolio to Elan Financial Services, a national credit card issuer and established an agent issuing relationship with Elan Financial Services. Under the agreement, credit cards for the Bank will be issued under the Harleysville National Bank name. The Bank sold $15.3 million in credit card receivables resulting in a gain in the second quarter of 2006 from the sale of these credit cards, net of federal income taxes, of approximately $939,000 or $.03 per diluted share. The Bank continues to earn certain fees from ongoing portfolio activity. The sale agreement stipulates that any credit card accounts delinquent over 30 days, overlimit accounts and petitioned bankruptcies will be guaranteed by the Bank for a period of one year. Of the $15.3 million in credit card receivables sold, $529,000 was sold with full recourse which was the total recourse exposure at the time of the sale. During the second quarter of 2006, the Bank recorded a recourse liability of $371,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar credit card receivables. The Corporation will be subject to the full recourse obligations for a period of one year. At June 30, 2006, the total recourse exposure was $406,000 with a current recourse liability of $247,000.

On January 13, 2006, the Corporation completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm specializes in providing sophisticated open architecture asset management platforms, business succession and estate planning services, life insurance sales and compensation and benefits consulting. The Cornerstone Companies had assets under management of approximately $1.5 billion at the acquisition date and serve clients throughout Pennsylvania and other mid-Atlantic states.

The acquisition was consummated pursuant to the Purchase Agreement dated November 15, 2005, by and among the Bank and Cornerstone Financial Consultants, Ltd., a Pennsylvania corporation (CFC), Cornerstone Institutional Investors, Inc., a Pennsylvania corporation (CII), Cornerstone Advisors Asset Management, Inc., a Pennsylvania corporation ((CAAM), and together with CFC and CII collectively, the Cornerstone Companies) and Cornerstone Management Resources, Inc., (CMR). Under the Purchase Agreement, the Bank acquired (i) all of the outstanding capital stock of CFC and CII, (ii) substantially all of the assets of CAAM, and (iii) certain limited assets of CMR. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be

Note 2 - Dispositions / Acquisition - Continued

paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period, with a maximum payout of $7.0 million over this period.

The Cornerstone Companies acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Cornerstone’s Companies results of operations are included in the Corporation’s results beginning January 1, 2006 through June 30, 2006. Goodwill of approximately $15.3 million was recorded in connection with the acquisition. Management is in the process of evaluating and finalizing the identifiable intangible assets and purchase accounting adjustments. The amortization of the identifiable intangibles totaled $128,000 for the second quarter of 2006 and $222,000 for the first six months of 2006 on an estimated identifiable intangible of $3.9 million included in goodwill.

On June 30, 2005, the Bank sold its former subsidiary, Cumberland Advisors, Inc., to David R. Kotok and Associates, Inc. in a stock sale. The sale price was $2.0 million cash and resulted in a non-taxable gain of $287,000 recorded in the second quarter of 2005. Cumberland Advisors had assets of $1.8 million. Cumberland Advisors, based in Vineland, New Jersey, is an SEC registered investment advisor specializing in fixed income money management and equities with approximately $700 million in assets under management at June 30, 2005. It was acquired by the Corporation on April 30, 2004 as part of its Millennium Bank acquisition. Based upon management’s analysis of Cumberland Advisors’ results of operations and assets in comparison to the Corporation’s, management determined the impact of the sale of Cumberland Advisors is immaterial, and therefore the transaction is not presented as discontinued operations.

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

Net periodic defined benefit pension expense for the six months ended June 30, 2006 and 2005 included the following components:

	Six Months Ended June, 30
(Dollars in thousands)	2006	2005

Service cost	$521	$526
Interest cost	327	321
Expected return on plan assets	(276)	(262)
Amortization of unrecognized net actuarial loss	59	46
Net periodic benefit expense	$631	$631

The Corporation has contributed $750,000 to its pension plan in 2006.

Note 4 - Stock Dividend/Split

On September 15, 2005, the Corporation paid a five percent stock dividend to shareholders of record as of September 1, 2005. All prior period amounts were restated to reflect these stock dividends.

Note 5 - Stock Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,617,011 shares of common stock to key employees and directors. At June 30, 2006, 2,470,084 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at June 30, 2006, the Corporation has an additional 312,681 granted stock options as a result of the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $9.71 to $14.50.

At January 1, 2006, the Corporation began recognizing compensation expense for stock options with the adoption of SFAS 123(R) under the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 has been applied. Effective January 1, 2006, the Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards

Note 5 - Stock Based Compensation - Continued

calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. See Note 1 - Summary of Significant Accounting Policies for additional information.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data used for grants for the six months ended June 30, 2006 and 2005, respectively: weighted-average dividend yield of 3.46% and 2.86%; weighted-average expected volatility of 31.78% and 29.66%; weighted average risk-free interest rate of 4.42% and 4.04% (3.79% to 4.06%): and a weighted-average expected life of 7.34 years and 6.96 years. Expected volatility is based on the historical volatility of the Corporation’s stock over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock based compensation expense for the six months ended June 30, 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Prior to January 1, 2006, under SFAS 123, forfeitures were accounted for as they occurred. As a result of adopting FAS 123(R) on January 1, 2006, the Corporation’s income before income taxes and net income were lower than if it had continued to account for share based compensation under APB 25 by $121,000 and $108,000, respectively, for the second quarter of 2006 and $249,000 and $222,000, respectively, for the six-month period ending June 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the three and six months ended June 30, 2005 (all per share information has been adjusted retroactively for the effect of stock dividends).

(Dollars in thousands, except per share amounts)	Three Months Ended	Six Months Ended
	June 30, 2005
Net income
As reported	$9,690	$18,855
Stock-based compensation expense included in reported net income, net of related tax effects	-	-
Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(203)	(403)
Pro forma	$9,487	$18,452

Earnings per share (Basic)
As reported	$.35	$.68
Pro forma	$.34	$.67

Earnings per share (Diluted)
As reported	$.35	$.67
Pro forma	$.34	$.66

A summary of option activity under the Corporation’s stock option plans as of June 30, 2006, and changes during the six months ended June 30, 2006 were as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands	)
Outstanding at January 1, 2006	1,571,799	$14.99
Granted	12,000	19.10
Exercises	(276,074)	9.98
Forfeited	(1,650)	24.07

Outstanding at June 30, 2006	1,306,075	$16.07	5.83	$8,631

Exercisable at June 30, 2006	1,081,028	$14.52	5.21	$8,609

Note 5 - Stock Based Compensation - Continued

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $5.29 and $6.64, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $3.1 million and $2.0 million, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of June 30, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	218,717	$6.56

Granted	12,000	5.29

Vested	(4,545)	6.17

Forfeited	(1,125)	6.43

Nonvested at June 30, 2006	225,047	$6.50

As of June 30, 2006, there was a total of $891,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $28,000 and $17,000, respectively.

Prior to the adoption of FAS 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $603,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the company had not adopted FAS 123(R).

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

The calculations of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Basic earnings per share
Net income available to common shareholders	$9,285	$9,690	$18,236	$18,855
Weighted average common shares outstanding	27,555,945	27,552,322	27,527,269	27,555,887
Basic earnings per share	$.33	$.35	$.66	$.68

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$9,285	$9,690	$18,236	$18,855
Weighted average common shares outstanding	27,555,945	27,552,322	27,527,269	27,555,887
Dilutive potential common shares (1), (2)	397,945	561,548	443,068	608,103
Total diluted weighted average common shares outstanding	27,953,890	28,113,870	27,970,337	28,163,990
Diluted earnings per share	$.33	$.35	$.65	$.67

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three and six months ended June 30, 2006, there were 465,084 antidilutive options at an average price of $25.53 and 462,984 antidilutive options at an average price of $25.56, respectively. For the three and six months ended June 30, 2005, there were 354,675 antidilutive options at an average price of $26.92.

Note 7 - Comprehensive Income

The components of other comprehensive income (loss) are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Six months ended June 30, 2006	Amount	(Expense)	Amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(10,223)	$3,578	$(6,645)
Less reclassification adjustment for net gains realized in net income	-	-	-
Net unrealized losses	(10,223)	3,578	(6,645)
Change in fair value of derivatives used for cash flow hedges	384	(134)	250
Amortization of unrealized loss on termination of cash flow hedge	91	(32)	59
Other comprehensive income, net	$(9,748)	$3,412	$(6,336)

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Six months ended June 30, 2005	Amount	(Expense)	Amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(3,132)	$1,096	$(2,036)
Less reclassification adjustment for net gains realized in net income	1,149	(402)	747
Net unrealized losses	(4,281)	1,498	(2,783)
Change in fair value of derivatives used for cash flow hedges	367	(128)	239
Unrealized loss on termination of cash flow hedge	(242)	85	(157)
Other comprehensive loss, net	$(4,156)	$1,455	$(2,701)

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

Note 8 - Segment Information - Continued

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)
	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended June 30, 2006

Net interest income (expense)	$21,666	$125	$(515)	$21,276
Provision for loan losses	900	-	-	900
Noninterest income	6,299	3,507	214	10,020
Noninterest expense	14,217	3,176	382	17,775
Income (loss) before income taxes (benefit)	12,848	456	(683)	12,621
Income taxes (benefit)	3,365	194	(223)	3,336
Net income (loss)	$9,483	$262	$(460)	$9,285

Three Months Ended June 30, 2005

Net interest income	$21,827	$145	$(125)	$21,847
Provision for loan losses	650	-	-	650
Noninterest income	5,496	2,057	199	7,752
Noninterest expense	14,631	2,240	22	16,893
Income (loss) before income taxes (benefit)	12,042	(38)	52	12,056
Income taxes (benefit)	2,572	(24)	(182)	2,366
Net income (loss)	$9,470	$(14)	$234	$9,690

	Community Banking	Wealth Management	All Other	Consolidated Totals
Six Months Ended June 30, 2006

Net interest income (expense)	$43,435	$265	$(953)	$42,747
Provision for loan losses	2,100	-	-	2,100
Noninterest income	10,470	8,094	389	18,953
Noninterest expense	27,897	6,425	578	34,900
Income (loss) before income taxes (benefit)	23,908	1,934	(1,142)	24,700
Income taxes (benefit)	6,123	810	(469)	6,464
Net income (loss)	$17,785	$1,124	$(673)	$18,236

Assets	$3,180,459	$3,143	$33,416	$3,217,018

Six Months Ended June 30, 2005

Net interest income	$43,259	$317	$(59)	$43,517
Provision for loan losses	1,400	-	-	1,400
Noninterest income	9,428	3,990	1,277	14,695
Noninterest expense	27,832	4,432	132	32,396
Income (loss) before income taxes (benefit)	23,455	(125)	1,086	24,416
Income taxes (benefit)	5,352	(43)	252	5,561
Net income (loss)	$18,103	$(82)	$834	$18,855

Assets	$2,963,715	$-	$37,336	$3,001,051

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

The approximate contract amounts are as follows:
	Total Amount Committed at
Commitments	June 30, 2006	December 31, 2005
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$693,957	$722,034
Standby letters of credit and financial guarantees written	26,398	21,661
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	57,100	22,100

The total committed amount included no credit card unused lines at June 30, 2006 and $44.4 million at December 31, 2005. In April 2006, the Corporation sold its existing credit card portfolio. See Note 2 - Dispositions / Acquisitions for addition information.

At June, 30, 2006, the Corporation had cash flow hedges in the form of interest rate swaps totaling $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges for $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $99,000 and $3,000 for the three months ended June 30, 2006 and 2005, respectively and $177,000 of net interest income and $11,000 of net interest expense for the six months ended June 30, 2006 and 2005, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Corporation amortized into net interest income $45,000 for both the second quarter of 2006 and 2005 related to this swap. For the six months ended June 30, 2006 and 2005, the Corporation amortized into net interest income $90,000 and $68,000, respectively, related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. During December 2005, the Corporation entered into a fair value hedge for $2.1 million which had no impact to earnings for the first six months of 2006. The Corporation’s swap agreements have a positive fair market value totaling $1.1 million at June 30, 2006 and $623,000 at December 31, 2005.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at June 30, 2006 and December 31, 2005 of $3.5 million and $1.8 million, respectively and commitments to sell mortgage loans at a specified rate at June 30, 2006 and December 31, 2005 of $2.4 million and $1.1 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. The commitments had a positive fair value at June 30, 2006 of $22,000 and $320 at December 31, 2005, which was recorded as other income.

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Corporation will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010 with approximately 90% of the lease financing receivables estimated to be paid down by December 31, 2007. The outstanding balance of these sold leases at June 30, 2006 was $4.6 million with a total recourse exposure of $994,000 and a current recourse liability of $175,000.

Note 10 - Recent Accounting Pronouncements

In June, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Corporation is in the process of assessing the impact of the adoption of this statement on the Corporation’s financial results.

In March 2006, the FASB issued an exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The exposure draft requires employers that are business entities to 1) recognize a plan’s overfunded or underfunded status as an asset or liability in their financial statements, 2) measure plan assets and obligations as of fiscal year-end, and 3) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses, and prior service costs and credits that are not recognized as components of net periodic benefit cost. The proposed statement, if adopted, would apply to fiscal years ending after December 15, 2006 with the exception of the requirement to measure plan assets and obligations which would apply to fiscal years beginning after December 15, 2006. Upon final issuance, the Corporation will determine the impact this statement will have on its financial statements.

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

In November 2005, the FASB issued FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP nullifies certain requirements of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullifies the requirements of paragraphs 10-18 of Issue 03-1, carries forward the requirements of paragraphs 8 and 9 of Issue 03-1 with respect to cost-method investments, carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples, and references existing other-than-temporary guidance. The guidance in this FSP applies to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on the Corporation’s results of operations or financial condition.

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

Note 11- Subsequent Event

On July 26, 2006, the Corporation entered into an agreement for the sale of the Bank’s Honesdale branch located in Wayne County, Pennsylvania with deposits of approximately $74.0 million as well as certain loans and other assets of approximately $25.0 million to the First National Community Bank. The transaction is subject to regulatory approval and is expected to close in the fourth quarter of 2006. Harleysville National Bank anticipates recording a pre-tax profit on the sale of approximately $10.0 million, or approximately $.23 per share, diluted, net of tax during the fourth quarter of 2006. The sale of this single Wayne County location will allow the Corporation to focus on expanding within its core markets and also help to provide the resources required to support strategic initiatives.

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

Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuations: deposit premiums based on market deals, current stock pricing tracking as a multiple of book value, discounted cash flow of earnings with a terminal value and market multiple of earnings. Management performed its annual review of goodwill at June 30, 2006 and determined there was no impairment of goodwill. No assurance can be given that future impairment tests will not result in a charge to earnings.

Share-based Compensation: The Corporation adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)) on January 1, 2006 using the modified prospective application method of transition. FAS 123(R) was issued by the FASB in December 2004, requiring all forms of share-based payments to employees, including employee stock options, be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 has been applied. Effective January 1, 2006, the Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. The Corporation estimates the fair value of options under the Black-Scholes model which takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with SFAS 123(R), the Corporation estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under SFAS 123. The Corporation has chosen to recognize compensation expense for new grants using the straight-line method which spreads compensation expense for shares vesting evenly over the period of vesting. Pro forma disclosures under SFAS 123 have been based upon the accrual method which treats each vesting tranche as a separate award and amortizes expense evenly (prorated) from grant date to vest date for each tranche. The Corporation estimates that share-based compensation expense, net of tax, to be recognized during the year of 2006 will be approximately $403,000. The number and timing of options granted during 2006 and vesting criteria may alter this projected number. During the second quarter of 2006, the Corporation recognized share-based compensation expense of $121,000 ($108,000 net of tax) and for the six-month period ending June 30, 2006, recognized $249,000 ($222,000, net of tax). As of June 30, 2006, there was a total of $891,000 of unrecognized compensation cost related to nonvested awards under stock option plans ($856,000 net of tax). This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Financial Overview

For the second quarter of 2006, the Corporation’s diluted and basic earnings per share were $.33 compared to $.32 and $.33, respectively, for the first quarter of 2006 and $.35 diluted and basic earnings per share for the second quarter of 2005. Net income was $9.3 million for the second quarter of 2006 compared to $9.0 million during the first quarter of 2006 and $9.7 million for the second quarter of 2005.

For the six months ended June 30, 2006, diluted and basic earnings per share were $.65 and $.66, respectively, as compared to $.67 and $.68, respectively in the comparable period of 2005. Net income for the six-month period ended June 30, 2006, was $18.2 million compared to $18.9 million during the first half of 2005. The net interest margin for the Corporation, as well as the banking industry in general, continues to be challenged due to the current interest rate environment. The earnings for 2006 reflected increases in interest expense on deposits and borrowings partially offset by increases in loan interest income and wealth management income.

The financial results for 2006 include the favorable impact on operations from the acquisition of the Cornerstone Companies effective January 1, 2006 and the gain on the sale of the Bank’s credit card portfolio, net of federal income taxes, of $939,000 or $.03 per diluted share during the second quarter. The per share results also reflect the issuance of 1,310,000 shares of the Corporation’s common stock for a 5% stock dividend payable September 15, 2005. All share and per share information has been restated to reflect this stock dividend.

The Corporation’s consolidated total assets were $3.2 billion at June 30, 2006, an increase of 6.1% or $184.4 million over $3.0 billion in total assets reported at June 30, 2005. This increase was primarily attributable to loan growth of $140.9 million. Total assets at June 30, 2006 increased $99.7 million compared to December 31, 2005 with $47.1 million growth in loans and a $23.2 million net increase in cash and investments. Total deposits increased $114.2 million to $2.48 billion at June 30, 2006 from $2.37 billion at

December 31, 2005 mainly attributable to growth in time deposits.

For the three months ended June 30, 2006, the annualized return on average shareholders’ equity and the annualized return on average assets were 13.44% and 1.16%, respectively. For the same period in 2005, the annualized return on average shareholders’ equity was 14.30% and the annualized return on average assets was 1.29%.

Nonperforming assets (including nonaccrual loans, net assets in foreclosure and loans 90 days or more past due) were .36% of total assets at June 30, 2006, compared to .27% at December 31, 2005, and .15% at June 30, 2005. The increase in nonperforming assets at June 30, 2006, in relation to December 31, 2005, was mainly due to commercial mortgage loans for three borrowers totaling $3.0 million, which were placed on nonaccrual of interest during 2006. The increase in relation to June 30, 2005, was attributed to the previously aforementioned loans in addition to commercial mortgage loans for one borrower totaling $1.5 million and commercial business loans for two borrowers totaling $396,000, which were placed on nonaccrual of interest during the third and fourth quarters of 2005, respectively.

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

Net Interest Income

Net interest income on a tax equivalent basis in the second quarter of 2006 decreased $743,000 or 3.2% from the same period in 2005 and net interest income on a tax equivalent basis for the six months ended June 30, 2006 decreased $1.0 million or 2.2% from the six-month period ending June 30, 2005. These decreases during 2006 were mainly attributable to higher deposit and borrowing costs offset in part by higher loan rates. Due to the market conditions, deposit and short-term borrowing rates have increased more quickly than loan rates have increased.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three and six months ended June 30, 2006 compared to June 30, 2005 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended			Six Months Ended
	June 30, 2006 compared to			June 30, 2006 compared to
(Dollars in thousands)	June 30, 2005			June 30, 2005

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate

Increase in interest income:
Investment securities *	$1,473	$324	$1,149	$2,386	$613	$1,773
Federal funds sold and deposits in banks	548	238	310	704	139	565
Loans *	5,141	2,009	3,132	10,794	4,149	6,645
Total	7,162	2,571	4,591	13,884	4,901	8,983

Increase (decrease) in interest expense:
Savings and money market deposits	3,879	102	3,777	7,112	67	7,045
Time deposits	3,305	1,989	1,316	5,642	3,326	2,316
Borrowed funds	721	(181)	902	2,174	158	2,016
Total	7,905	1,910	5,995	14,928	3,551	11,377

Net increase (decrease) in net interest income	$(743)	$661	$(1,404)	$(1,044)	$1,350	$(2,394)
*Tax equivalent basis using a tax rate of 35%

The table below presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended June 30,			Three Months Ended June 30,
	2006			2005

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$673,545	$7,552	4.50%	$628,696	$5,630	3.59%
Nontaxable investments (1)	255,457	3,904	6.13	271,761	4,353	6.42
Total investment securities	929,002	11,456	4.95	900,457	9,983	4.45
Federal funds sold and deposits in banks	70,163	855	4.89	44,347	307	2.78
Loans (1) (2)	2,006,723	33,426	6.68	1,879,028	28,285	6.04
Total earning assets	3,005,888	45,737	6.10	2,823,832	38,575	5.48
Noninterest-earning assets	212,593			182,244
Total assets	$3,218,481			$3,006,076

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,257,838	8,918	2.84	$1,233,472	5,039	1.64
Time	858,961	8,965	4.19	653,903	5,660	3.47
Total interest-bearing deposits	2,116,799	17,883	3.39	1,887,375	10,699	2.27
Borrowed funds	438,745	5,064	4.63	457,129	4,343	3.81
Total interest bearing liabilities	2,555,544	22,947	3.60	2,344,504	15,042	2.57
Noninterest-bearing liabilities:
Demand deposits	342,654			339,234
Other liabilities	43,219			50,603
Total noninterest-bearing liabilities	385,873			389,837
Total liabilities	2,941,417			2,734,341
Shareholders' equity	277,064			271,735
Total liabilities and shareholders' equity	$3,218,481			$3,006,076
Net interest spread			2.50			2.91
Effect of noninterest-bearing sources			0.54			.43
Net interest income/margin on earning assets		$22,790	3.04%		$23,533	3.34%

Less tax equivalent adjustment		1,514			1,686
Net interest income		$21,276			$21,847

(Dollars in thousands)	Six Months Ended June 30,			Six Months Ended June 30,
	2006			2005

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$681,829	$14,874	4.40%	$640,440	$11,684	3.68%
Nontaxable investments (1)	251,084	7,681	6.17	265,250	8,485	6.45
Total investment securities	932,913	22,555	4.88	905,690	20,169	4.49
Federal funds sold and deposits in banks	54,119	1,280	4.77	44,885	576	2.59
Loans (1) (2)	1,997,801	65,510	6.61	1,862,311	54,716	5.92
Total earning assets	2,984,833	89,345	6.04	2,812,886	75,461	5.41
Noninterest-earning assets	206,561			178,416
Total assets	$3,191,394			$2,991,302

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,243,715	16,431	2.66	$1,234,995	9,319	1.52
Time	822,309	16,609	4.07	646,064	10,967	3.42
Total interest-bearing deposits	2,066,024	33,040	3.22	1,881,059	20,286	2.17
Borrowed funds	464,039	10,532	4.58	455,522	8,358	3.70
Total interest bearing liabilities	2,530,063	43,572	3.47	2,336,581	28,644	2.47
Noninterest-bearing liabilities:
Demand deposits	340,672			330,621
Other liabilities	43,183			52,464
Total noninterest-bearing liabilities	383,855			383,085
Total liabilities	2,913,918			2,719,666
Shareholders' equity	277,476			271,636
Total liabilities and shareholders' equity	$3,191,394			$2,991,302
Net interest spread			2.57			2.94
Effect of noninterest-bearing sources			0.52			.42
Net interest income/margin on earning assets		$45,773	3.09%		$46,817	3.36%

Less tax equivalent adjustment		3,026			3,300
Net interest income		$42,747			$43,517

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the second quarter of 2006 increased $7.2 million, or 18.6% over the same period in 2005. This increase was primarily due to higher average loans of $127.7 million, or 6.8% and a 64 basis point increase in the average rate earned on loans. Interest expense increased $7.9 million during the second quarter of 2006 versus the comparable period in 2005 mainly attributed to higher deposit and short-term borrowing rates as well as an increase in average time deposits of $205.1 million. The average rate paid on deposits during the second quarter of 2006 of 3.39% was 112 basis points higher compared to the same period in 2005 due to higher rates on most deposit products. The average rate paid on borrowings for the second quarter of 2006 of 4.63% was 82 basis points higher than the comparable period in 2005 mainly due to an increase in short-term borrowing rates.

Net Interest Margin

The net interest margin for the second quarter of 2006 was 3.04%, compared to 3.15% for the first quarter of 2006 and 3.34% for the second quarter of 2005. Due to market conditions, deposit and short-term borrowing rates have increased more quickly than loan rates resulting in a lower net interest margin.

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

At June, 30, 2006, the Corporation had cash flow hedges in the form of interest rate swaps totaling $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges for $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $99,000 and $3,000 for the three months ended June 30, 2006 and 2005, respectively and $177,000 of net interest income and $11,000 of net interest expense for the six months ended June 30, 2006 and 2005, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Corporation amortized into net interest income $45,000 for both the second quarter of 2006 and 2005 related to this swap. For the six months ended June 30, 2006 and 2005, the Corporation amortized into net interest income $90,000 and $68,000, respectively, related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. During December 2005, the Corporation entered into a fair value hedge for $2.1 million which had no impact to earnings for the first six months of 2006. The Corporation’s swap agreements have a positive fair market value totaling $1.1 million at June 30, 2006 and $623,000 at December 31, 2005.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the June 30, 2006 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of June 30, 2006. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	of Equity	Change	Percent Change

+300 Basis Points	$378,262	$(99,109)	-20.76%	+/- 35%
+200 Basis Points	414,359	(63,012)	-13.20	+/- 25
+100 Basis Points	446,556	(30,815)	-6.46	+/- 15
Flat Rate	477,371	-	0.00
-100 Basis Points	484,401	7,030	1.47	+/- 15
-200 Basis Points	472,547	(4,824)	-1.01	+/- 25
-300 Basis Points	449,685	(27,686)	-5.80	+/- 35

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

         For the second quarter of 2006, the provision for loan losses was $900,000, compared to $650,000 for the same period in 2005. For the six months ended June 30, 2005, the provision for loan losses was $2.1 million compared to $1.4 million for the same period in 2005. The increase in the provision was primarily a result of inherent risk related to loan growth and the increase in nonperforming loans. Nonperforming assets (including nonaccruing loans, net assets in foreclosure and loans past due 90 days or more past due) were .36% of total assets at June 30, 2006, compared to .27% at December 31, 2005, and .15% at June 30, 2005. The increase in nonperforming assets at June 30, 2006, in relation to December 31, 2005, was mainly due to commercial mortgage loans for two borrowers totaling $2.2 million, which were placed on nonaccrual of interest during the first quarter of 2006, and commercial mortgage loans for another borrower totaling $811,000, which were placed on nonaccrual of interest during the second quarter of 2006. The increase in relation to June 30, 2005, was attributed to the previously aforementioned loans in addition to commercial mortgage loans for one borrower totaling $1.5 million and commercial business loans for two borrowers totaling $396,000, which were placed on nonaccrual of interest during the third and fourth quarters of 2005, respectively. Net loans charged off were $178,000 for the second quarter of 2006 compared to $484,000 for the same quarter in 2005.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Six Months Ended
	June 30,
(Dollars in thousands)	2006	2005

Average loans	$1,997,801	$1,862,311

Allowance, beginning of period	19,865	18,455
Loans charged off:
Commercial and industrial	451	229
Consumer	920	922
Real estate	482	117
Lease financing	18	31
Total loans charged off	1,871	1,299
Recoveries:
Commercial and industrial	46	13
Consumer	314	207
Real estate	82	80
Lease financing	81	34
Total recoveries	523	334
Net loans charged off	1,348	965
Provision for loan losses	2,100	1,400
Allowance, end of period	$20,617	$18,890
Ratio of net charge offs to average
loans outstanding (annualized)	0.14%	0.10%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

	June 30, 2006		December 31, 2005
		Percent of		Percent of
(Dollars in thousands)	Amount	Reserve	Amount	Reserve

Real estate	$7,537	37%	$6,422	32%
Commercial
and industrial	8,775	43%	8,534	43%
Consumer	4,203	20%	4,596	23%
Lease financing	102	-%	313	2%
Total	$20,617	100%	$19,865	100%

The following table presents information concerning nonperforming assets. Nonperforming assets include loans that are 90 days or more past due or in nonaccrual status and loans that are in the process of foreclosure.

Table 6—Nonperforming Assets

(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005

Nonaccrual loans	$10,164	$7,493	$3,531
Loans 90 days or more past due	1,279	846	679
Total nonperforming loans	11,443	8,339	4,210
Net assets in foreclosure	64	29	459
Total nonperforming assets	$11,507	$8,368	$4,669

Allowance for loan losses to nonperforming loans	180.2%	238.2%	448.7%
Nonperforming loans to total net loans	0.57%	0.42%	0.22%
Allowance for loan and lease losses to total loans	1.02%	1.00%	1.00%
Nonperforming assets to total assets	0.36%	0.27%	0.15%

Net assets in foreclosure decreased $395,000 at June 30, 2006 from June 30, 2005 mainly due to proceeds received on disposals of foreclosed properties. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value. Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. The increase in loans past due 90 days or more at June 30, 2006 compared to June 30, 2005 was primarily due to residential real estate loans for two borrowers totaling $598,000.

The following table presents information concerning impaired loans. Impaired loans are loans for which it is probable that all principal and interest will not be collected according to the contractual terms of the loan agreement.

Table 7—Impaired Loans

(Dollars in thousands)	June 30, 2006	Dec. 31, 2005	June 30, 2005

Impaired Loans	$2,907	$3,317	$1,278

Average year-to-date impaired loans	$3,112	$1,542	$1,256

Impaired loans with specific loss allowances	$2,907	$3,317	$1,278

Loss allowances reserved on impaired loans	$335	$675	$145

Year-to-date income recognized on impaired loans	$27	$33	$19

The Bank’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income of $10.0 million for the second quarter of 2006 reflects an increase of $2.3 million or 29.3% from the comparable period in 2005. For the six-month period ended June 30, 2006, noninterest income rose to $19.0 million, up $4.3 million or 29.0% from the same period in 2005.

The acquisition of the Cornerstone Companies was the primary driver of increases in wealth management income of $1.3 million during the second quarter of 2006 and $3.9 million for the six months ended June 30, 2006, over the comparable periods last year, partially offset by the sale of Cumberland Advisors, which was divested in the second quarter of 2005. Major revenue component sources of wealth management income include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees.

During the second quarter of 2006, the Bank’s credit card portfolio of $15.3 million was sold for a pre-tax gain of $1.4 million. The Bank sold its exiting credit card portfolio on April 14, 2006 to Elan Financial Services, a national credit card issuer and established an agent issuing relationship with Elan Financial Services. Under the agreement, credit cards for the Bank will be issued under the Harleysville National Bank name. The Bank continues to earn certain fees from ongoing portfolio activity. Noninterest income during 2006 also included increases in net revenue resulting from credit card operations.

There were no gains on sales of investment securities during 2006 as compared to gains of $226,000 during the second quarter of 2005 and $1.1 million for the six-month period ended June 30, 2005. The net security gains were primarily the result of the sale of equity securities during the first quarter of 2005 and the sale of trust-preferred securities with call provisions in the near term during the second quarter of 2005.

Noninterest income for the second quarter of 2005 included gains of $690,000 and $287,000 on the sales of Harleysville National Bank’s McAdoo branch and Cumberland Advisors, Inc., respectively.

Noninterest Expense

Noninterest expense of $17.8 million for the second quarter of 2006 increased $882,000 or 5.2% from $16.9 million in the second quarter of 2005, and increased $2.5 million or 7.7% for the six months ended June 30, 2006, over the comparable period in 2005.

Salaries and benefits expense increased $674,000 during the second quarter of 2006 and $1.7 million during the first six months of 2006 from the comparable periods in 2005, primarily related to the acquisition of the Cornerstone Companies, and compensation expense of $121,000 for the quarter and $249,000 for the six months resulting from recording the Corporation’s stock option expense in conformance with FAS 123(R), “Stock Based Compensation.”

 Other expense increased $629,000 for the second quarter of 2006 and $1.5 million for the first six months of 2006 mainly as a result of the Cornerstone Companies acquisition, as well as increased computer software expenses. Marketing expense decreased $328,000 and $472,000 for the three and six months ended June 30, 2006, respectively from the comparable periods during 2005 primarily due to a more targeted marketing strategy and use of more cost-effective means of advertising during 2006.

Federal Income Taxes

The effective federal income tax rate for the quarter ended June 30, 2006 was 25.4% and for the six months ended June 30, 2006 was 25.0% versus the statutory rate of 35%. The Corporation’s effective rate during 2006 is lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The effective income tax rate for the second quarter of 2005 was 19.3% and for the first six months of 2005 was 22.2%. The Corporation’s effective rate during 2005 was lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance as well as the non-taxable gain on the sale of Cumberland Advisors, Inc. during the second quarter of 2005.

Balance Sheet Analysis

Total assets at June 30, 2006 of $3.2 billion increased $99.7 million compared to December 31, 2005 with $47.1 million growth in loans and a $23.2 million net increase in cash and investments. The growth in loans took place mainly in real estate loans. The balance of investment securities available for sale at June 30, 2006 of $866.0 million increased $24.4 million compared to December 31, 2005 primarily as a result of net additional purchases of tax-exempt securities. Goodwill increased $14.5 million to $46.0 million at June 30, 2006 related to the acquisition of the Cornerstone Companies during the first quarter of 2006.

Total deposits increased $114.2 million to $2.48 billion at June 30, 2006 from $2.37 billion at December 31, 2005 mainly attributable to growth in time deposits. Core deposits increased $6.0 million to $1.61 billion. Total borrowings decreased $21.1 million to $418.1 million at June 30, 2006 from $439.2 million at December 31, 2005. The decrease was the result of reductions of $40.0 million in long-term Federal Home Loan Bank borrowings offset in part by increases of $18.7 million in short-term securities sold under agreements to repurchase and fed funds purchased.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending June 30, 2006 was $277.7 million, an increase of $4.5 million over the end of 2005. The increase was primarily the result of the retention of the Corporation's earnings and issuances of stock for stock options including tax benefits partially offset by dividends paid to shareholders and the accumulated other comprehensive loss. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of June 30, 2006	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$316,041	12.44%	$203,301	8.00%	$254,126	-
Harleysville National Bank	269,488	10.67%	202,101	8.00%	252,627	10%
Tier 1 Capital (to risk weighted assets):
Corporation	295,324	11.62%	101,651	4.00%	152,476	-
Harleysville National Bank	248,771	9.85%	101,051	4.00%	151,576	6%
Tier 1 Capital (to average assets):
Corporation	295,324	9.31%	126,865	4.00%	158,551	-
Harleysville National Bank	248,771	7.93%	125,533	4.00%	156,916	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2005	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$318,911	12.98%	$196,563	8.00%	$245,703	-
Harleysville National Bank	259,883	10.64%	195,390	8.00%	244,238	10%
Tier 1 Capital (to risk weighted assets):
Corporation	298,946	12.17%	98,281	4.00%	147,422	-
Harleysville National Bank	239,918	9.82%	97,695	4.00%	146,543	6%
Tier 1 Capital (to average assets):
Corporation	298,946	9.69%	123,408	4.00%	154,260	-
Harleysville National Bank	239,918	7.86%	122,154	4.00%	152,693	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders’ equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 2006, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.62%, and the total risk-adjusted capital ratio was 12.44%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at June 30, 2006.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios from 4% to 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 9.31% at June 30, 2006 and 9.69% at December 31, 2005. The lower leverage ratio of the Corporation at June 30, 2006 was mainly due to the decrease in Tier 1 capital from the additional disallowed goodwill related to the acquisition of the Cornerstone Companies.

The year-to-date June 30, 2006 cash dividend per share of $.38 was 11.7% higher than the cash dividend for the same period in 2005 of $.34. The proportion of net income paid out in dividends for the first six months of 2006 was 57.3%, compared to 50.1% for the same period in 2005. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first six months of 2006.

Liquidity

Liquidity is a measure of the ability of the Bank to meet its current cash needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Bank arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The Corporation’s decisions with regard to liquidity are based on projections of potential sources and uses of funds for the next 120 days under the Corporation’s asset/liability model. The resulting projections as of June 30, 2006 show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB. As of June 30, 2006, the Bank had borrowings outstanding with the FHLB of $257.8 million, all of which were long-term and pledged investment securities available for sale of $447.0 million. At June 30, 2006, the Bank had unused lines of credit at the FHLB of $740.2 million and unused federal funds lines of credit of $111.0 million.

Recent Federal Deposit Insurance Corporation (FDIC) Rules

The FDIC merged the Bank Insurance Fund (BIF) and Savings Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF), effective March 31, 2006. This action was pursuant to the provisions in the Federal Deposit Insurance Reform Act of 2005. The FDIC issued conforming amendments to its regulations reflecting the funds merger. The regulations were issued and took effect in April 2006.

In March 2006, the FDIC Board of Directors adopted interim final rules to implement provisions of the Federal Deposit Insurance Act of 2005 pertaining to deposit insurance coverage. These rules take effect on April 1, 2006. The interim rule: 1) increases the deposit insurance limit for certain retirement plan deposits to $250,000 (the basic insurance limit for other depositors—individuals, joint accountholders, businesses, government entities and trusts remain at $100,000), provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits and 3) provides for consideration of inflation adjustments to increase the insurance limits for all deposit accounts every five years, beginning in 2010.

On May 9, 2006, the FDIC proposed for public comment three rules governing deposit insurance assessments, including a proposed rule that would allocate a one-time assessment credit among insured institutions. The credit would be applied to reduce the first deposit insurance premiums that are assessed against the insured institutions hereafter and the credit amount would have limitations imposed by the FDIC for any one year. The comment period has expired but final regulations have not yet been issued.

On July 11, 2006, the FDIC also proposed for comment two additional rules governing deposit insurance assessments under the Federal Deposit Insurance Reform Act of 2005. One proposal would create a new system intended to more closely tie what each bank pays for deposit insurance to the relative risks it poses (the “Risk Based Assessment Proposal”). It also would adopt a new base schedule of rates that the FDIC could adjust up or down, depending upon the revenue needs of the new Deposit Insurance Fund. The second proposal would continue to set the designated reserve ratio for the Deposit Insurance Fund at 1.25 percent of estimated insured deposits, within the range from 1.15 % to 1.50% that is mandated by the Reform Act.

Pursuant to the Reform Act, the May 9 and July 11, 2006 proposals are to be finalized by November 5, 2006.

While the timing of new assessments is not certain and is dependent upon the Deposit Insurance Fund’s fluctuating reserve ratio, the FDIC has suggested that new premiums will be assessed against depository institutions beginning in 2007. The actual rates that may be assessed individual institutions in 2007 have not been determined and will not be determined by the FDIC until later in 2007. Due to the many uncertain factors that could affect the assessment rate the FDIC will apply to the Bank and the assessment credit, management believes that it is not yet possible to reliably estimate the assessment that would be imposed on the Bank in 2007 and the assessment credit.

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

Branching

The Corporation is currently planning to open new locations in Warminster, Bucks County and Plymouth Meeting, Montgomery County during 2007. In addition, the Corporation is planning to relocate its Blue Bell and Collegeville offices in Montgomery County during 2007. These plans are subject to change as management continues to evaluate its market and its business needs. The Corporation continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

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

No material changes in market risk strategy occurred during the first quarter of 2006. A detailed discussion of market risk is provided on pages 22 and 23 of this Form 10-Q.

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

(ii) Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the second quarter of 2006 that have materially affected, or reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchase activity of the Corporation’s stock repurchase programs during the second quarter of 2006 (all share information has been restated retroactively for the effect of stock dividends and splits). The repurchased shares will be used for general corporate purposes.

	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares that may yet be Purchased under the Plans(1)

April 1-30, 2006	66,219	$20.81	66,219	996,820
May 1-31, 2006	-	-	-	996,820
June 1-30, 2006	-	-	-	996,820
Total	66,219	$20.81	66,219

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2006 Annual Meeting of Shareholders was held at 9:30 a.m., on Tuesday, April 25, 2006 at Presidential Caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

(b),(c) One matter was voted upon as follows:
1.	Two directors were elected, as below:

Elected                                     Term Expires
Walter E. Daller, Jr.                          2010
Thomas C. Leamer                                                                              2010

The results of the voting for the directors were as follows:

Walter E. Daller, Jr.                        For           20,118,493
                                                                        Against                          213,346
                                            Abstain                                     0

Thomas C. Leamer                         For              20,067,976
                                         Against                           263,863
                                                            Abstain                                      0

Directors whose term continued after the meeting:         Term Expires
Harold A. Herr                                                                                           2007
Stephanie S. Mitchell                                                                               2007
Demetra M. Takes                                                                                    2008
Walter R. Bateman, II                                                                               2008
Lee Ann B. Bergey                                                    2008
Gregg J. Wagner                                                                                       2009
James A. Wimmer                                                                                     2009

Item 5. Other Information

(a)	None to report.

(b)	There were no changes in the manner shareholders may recommend nominees to the Registrant’s Board of Directors.

Item 6. Exhibits

The exhibits listed on the Exhibit Index at the end of this Report are filed with or incorporated as part of this Report (as indicated in connection with each Exhibit).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         HARLEYSVILLE NATIONAL CORPORATION

Date: August 8, 2006                                                /s/ Gregg J. Wagner
                                              Gregg J. Wagner, President, Chief Executive Officer and Director
                                                          (Principal executive officer)

Date: August 8, 2006                                                                        /s/  George S. Rapp
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
(10.30)
Employment Agreement effective July 12, 2006 between Lewis C. Cyr, Chief Lending Officer of the Corporation, and Harleysville Management Services, LLC. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2006.)

(11)	Computation of Earnings per Common Share, incorporated by reference to Note 6 of the Consolidated Financial Statements of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.