Form 10-Q
period 2006-09-30
HARLEYSVILLE NATIONAL CORP
filed 2006-11-08
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,960,133 shares of Common Stock, $1.00 par value, outstanding on November 3, 2006.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$62,909	$57,756
Federal funds sold and securities purchased under agreements to resell	176,500	35,000
Interest-bearing deposits in banks	3,463	2,455
Total cash and cash equivalents	242,872	95,211
Residential mortgage loans held for sale	1,125	2,028
Investment securities available for sale	863,357	841,653
Investment securities held to maturity (market value $59,301 and $59,753, respectively)	58,894	59,555
Loans and leases	2,033,148	1,983,465
Less: Allowance for loan losses	(21,303)	(19,865)
Net loans	2,011,845	1,963,600
Premises and equipment, net	33,269	27,570
Accrued interest receivable	14,894	13,282
Goodwill	42,956	31,552
Intangible assets, net	7,434	4,031
Bank-owned life insurance	61,125	59,334
Other assets	25,232	19,543
Total assets	$3,363,003	$3,117,359
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$326,851	$363,440
Interest-bearing:
Checking accounts	571,444	387,374
Money market accounts	675,904	667,952
Savings	150,889	190,033
Time deposits	903,158	756,658
Total deposits	2,628,246	2,365,457
Federal funds purchased and securities sold under agreements to repurchase	113,086	88,118
Other short-term borrowings	1,438	1,752
Long-term borrowings	239,750	297,750
Accrued interest payable	29,123	28,276
Subordinated debt	51,548	51,548
Other liabilities	13,207	11,226
Total liabilities	3,076,398	2,844,127
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	-	-
Common stock, par value $1 per share; authorized 75,000,000
shares; issued 29,074,250 shares at September 30, 2006 and
27,500,407 shares at December 31, 2005	29,074	27,500
Additional paid in capital	194,818	167,418
Retained earnings	71,860	88,285
Accumulated other comprehensive loss	(7,300)	(8,618)
Treasury stock, at cost: 90,550 shares at September 30, 2006 and
64,700 shares at December 31, 2005	(1,847)	(1,353)
Total shareholders' equity	286,605	273,232
Total liabilities and shareholders' equity	$3,363,003	$3,117,359
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share information)	2006	2005	2006	2005

Interest Income:
Loans and leases, including fees	$34,553	$29,677	$99,519	$83,899
Investment securities:
Taxable	7,538	5,678	22,412	17,362
Exempt from federal taxes	2,643	2,797	7,842	8,476
Federal funds sold and securities purchased under agreements to resell	1,182	353	2,363	888
Deposits in banks	45	65	144	106
Total interest income	45,961	38,570	132,280	110,731

Interest Expense:
Savings and money market deposits	10,630	5,916	27,061	15,235
Time deposits	9,732	6,163	26,341	17,130
Short-term borrowings	1,385	1,299	3,889	3,153
Long-term borrowings	3,600	3,448	11,628	9,952
Total interest expense	25,347	16,826	68,919	45,470

Net interest income	20,614	21,744	63,361	65,261
Provision for loan losses	900	650	3,000	2,050
Net interest income after provision for loan losses	19,714	21,094	60,361	63,211

Noninterest Income:
Service charges	2,092	2,112	6,008	6,113
Gain on sales in investment securities, net	-	1,898	-	3,047
Gain on sale of credit card portfolio	-	-	1,444	-
Gain on sale of branch	-	-	-	690
Wealth management income	3,372	1,261	11,224	5,241
Bank-owned life insurance income	591	497	1,792	1,635
Other income	2,231	1,962	6,771	5,699
Total noninterest income	8,286	7,730	27,239	22,425
Net interest income after provision for loan losses and
noninterest income	28,000	28,824	87,600	85,636

Noninterest Expense:
Salaries, wages and employee benefits	11,487	9,189	32,860	28,869
Occupancy	1,379	1,277	4,278	3,911
Furniture and equipment	917	963	2,708	3,284
Marketing	493	617	1,422	2,018
Other expense	3,284	3,267	11,192	9,627
Total noninterest expense	17,560	15,313	52,460	47,709

Income before income tax expense	10,440	13,511	35,140	37,927
Income tax expense	2,533	3,349	8,997	8,910
Net income	$7,907	$10,162	$26,143	$29,017

Net income per share information:
Basic	$0.27	$0.35	$0.90	$1.00
Diluted	$0.27	$0.34	$0.89	$0.98
Cash dividends per share	$0.19	$0.17	$0.55	$0.50
Weighted average number of common shares:
Basic	29,011,903	28,897,869	28,940,119	28,921,613
Diluted	29,384,310	29,479,228	29,373,646	29,541,486

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Nine Months Ended September 30, 2006

	Common Stock	Treasury Stock
	Number of	Number of	Par	Additional Paid	Retained		Accumulated Other Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings		Income (Loss)	Stock	Total	Income

Balance, January 1, 2006	27,500	(64)	$27,500	$167,418	$88,285		$(8,618)	$(1,353)	$273,232
Issuance of stock for stock options, net of excess tax benefits	192	193	192	1,862	-		-	4,020	6,074
Issuance of stock for stock awards	-	-	-	5	-		-	-	5
Stock based compensation expense	-	-	-	345	-		-	-	345
Stock dividend	1,382	-	1,382	25,188	(26,582)		-	-	(12)
Net income	-	-	-	-	26,143		-	-	26,143	$26,143
Other comprehensive income, net of reclassifications and tax	-	-	-	-	-		1,318	-	1,318	1,318
Purchases of treasury stock	-	(219)	-	-	-		-	(4,514)	(4,514)
Cash dividends	-	-	-	-	(15,986)		-	-	(15,986)
Comprehensive income										$27,461
Balance, September 30, 2006	29,074	(90)	$29,074	$194,818	$71,860	$	(7,300)	$(1,847)	$286,605

Nine Months Ended September 30, 2005

	Common Stock	Treasury Stock
	Number of	Number of	Par	Additional Paid	Retained	Accumulated Other Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss )	Stock	Total	Income (Loss	)

Balance, January 1, 2005	27,320	(1,043)	$27,320	$160,039	$99,730	$1,243	$(17,800)	$270,532
Issuance of stock for stock options, net of tax benefits	142	68	142	2,181	-	-	1,282	3,605
Issuance of stock for stock awards	-	-	-	5	-	-	-	5
Stock dividend	38	1,272	38	6,090	(29,535)	-	23,392	(15)
Net income	--	-	-	-	29,017	-	-	29,017	$29,017
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(5,345)	-	(5,345)	(5,345)
Purchases of treasury stock	-	(338)	-	-	-	-	(7,743)	(7,743)
Cash dividends	-	-	-	-	(14,429)	-	-	(14,429)
Comprehensive income									$23,672
Balance, September 30, 2005	27,500	(41)	$27,500	$168,315	$84,783	$(4,102)	$(869)	$275,627

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(Dollars in thousands)	September 30,
	2006	2005
Operating Activities:
Net income	$26,143	$29,017
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	2,050
Depreciation and amortization	3,324	2,352
Net amortization of investment securities discounts/premiums	2,711	2,126
Deferred income tax benefit	(2,120)	(2,892)
Gains on sales of investment securities, net	—	(3,047)
Gain on sale of credit card portfolio	(1,444)	—
Gain on sale of branch	—	(690)
Gain on sale of bank subsidiary	—	(287)
Bank-owned life insurance income	(1,792)	(1,635)
Stock based compensation expense	345	—
Net increase in accrued interest receivable	(1,612)	(642)
Net increase (decrease) in accrued interest payable	847	(1,894)
Net (increase) decrease in other assets	372	(2,380)
Net decrease in other liabilities	(3,631)	(2,598)
Other, net	(88)	(9)
Net cash provided by operating activities	26,055	19,471
Investing Activities:
Proceeds from sales of investment securities available for sale	—	247,040
Proceeds from maturity or calls of investment securities held to maturity	617	5,870
Proceeds from maturity or calls of investment securities available for sale	121,486	144,473
Purchases of investment securities available for sale	(143,821)	(362,435)
Net increase in loans	(65,693)	(102,787)
Net cash paid due to acquisition, net of cash acquired	(14,525)	—
Net proceeds from sale of credit card portfolio	16,705	—
Net cash paid in sale of branch	—	(7,431)
Net cash received from sale of bank subsidiary	—	1,931
Purchases of premises and equipment	(8,241)	(2,563)
Proceeds from sales of premises and equipment	216	42
Purchase of bank-owned life insurance	—	(5,000)
Proceeds from sales of other real estate	32	142
Net cash provided used in investing activities	(93,224)	(80,718)
Financing Activities:
Net increase in deposits	262,789	150,574
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	24,968	(37,954)
Decrease in short-term borrowings	(314)	(45,507)
Advances of long-term borrowings	10,000	20,000
Repayments of long-term borrowings	(68,000)	—
Advances of subordinated debt	—	25,774
Cash dividends	(15,986)	(14,429)
Repurchase of common stock	(4,514)	(7,743)
Proceeds from the exercise of stock options	5,032	3,605
Excess tax benefits from stock based compensation	867	—
Other, net	(12)	(15)
Net cash provided by financing activities	214,830	94,305
Net increase in cash and cash equivalents	147,661	33,058
Cash and cash equivalents at beginning of period	95,211	106,990
Cash and cash equivalents at end of the period	$242,872	$140,048

Cash paid during the period for:
Interest	$42,790	$47,611
Income taxes	$12,173	$13,018
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to net assets in foreclosure	$114	$279

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries - Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of September 30, 2006, the results of its operations for the three and nine month periods ended September 30, 2006 and 2005 and the cash flows for the nine month period ended September 30, 2006 and 2005. The Cornerstone Companies’ (subsidiaries of the Bank) results of operations are included in the Corporation’s results beginning January 1, 2006 through September 30, 2006. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2005 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.

Goodwill and Other Intangible Assets

Goodwill and identifiable intangibles were $43.0 million and $3.6 million, respectively at September 30, 2006, and $31.6 million and $0, respectively at December 31, 2005. In January 2006, the Corporation completed the acquisition of the Cornerstone Companies including $11.4 million of goodwill and $3.9 million of identifiable intangibles (with a weighted average amortization period of 9.3 years) allocated to the Wealth Management segment. The amortization of the identifiable intangibles related to the Wealth Management segment totaled $114,000 for the third quarter of 2006 and $336,000 for the first nine months of 2006. Amortization of other intangible assets, primarily core deposit intangible, allocated to the Community Banking segment were $62,000 for both the three months ended September 30, 2006 and 2005 and $185,000 for both the nine months ended September 30, 2006 and 2005. Management performed its annual review of goodwill at June 30, 2006 in accordance with SFAS No. 142 and determined there was no impairment of goodwill and identifiable intangible assets.

Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. SFAS 123 required that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25.

The Corporation adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed APB 25 and the disclosure requirements of FAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Corporation’s consolidated financial statements as of September 30, 2006 and for the first nine months of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Effective January 1, 2006, the Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. In accordance with SFAS 123(R), commencing January 1, 2006, the Corporation estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under SFAS 123. The Corporation has chosen to recognize compensation expense for new grants using the

Note 1 - Summary of Significant Accounting Policies - Continued

straight-line method which spreads compensation expense for shares vesting evenly over the period of vesting. Pro forma disclosures under SFAS 123 have been based upon the accrual method which treats each vesting tranche as a separate award and amortizes expense evenly (prorated) from grant date to vest date for each tranche. The Corporation estimates that share-based compensation expense, net of tax, to be recognized during the year of 2006 will be approximately $407,000. The number and timing of options granted during 2006 and vesting criteria may alter this projected number. See Note 5 - Stock Based Compensation for additional information.

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

Note 2 - Dispositions / Acquisition

On July 26, 2006, the Corporation entered into an agreement for the sale of the Bank’s Honesdale branch located in Wayne County, Pennsylvania with deposits of approximately $74.0 million as well as certain loans and other assets of approximately $25.0 million to the First National Community Bank. The transaction has been approved by the regulators and is expected to close in the fourth quarter of 2006. Harleysville National Bank anticipates recording a pre-tax profit on the sale of approximately $10.5 million, or approximately $.23 per share, diluted, net of tax during the fourth quarter of 2006(1). The sale of this single Wayne County location will allow the Corporation to focus on expanding within its core markets and also help to provide the resources required to support strategic initiatives.

On April 14, 2006, the Bank sold its existing credit card portfolio to Elan Financial Services, a national credit card issuer and established an agent issuing relationship with Elan Financial Services. Under the agreement, credit cards for the Bank will be issued under the Harleysville National Bank name. The Bank sold $15.3 million in credit card receivables resulting in a gain in the second quarter of 2006 from the sale of these credit cards, net of federal income taxes, of approximately $939,000 or $.03 per diluted share. The Bank continues to earn certain fees from ongoing portfolio activity. The sale agreement stipulates that any credit card accounts delinquent

__________________________________

(1) The statements above relating to anticipated pre-tax profit during the fourth quarter of 2006 are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Whether or not the corporate and per share profits resulting from the transaction result as anticipated is subject to a variety of factors, including but not limited to consummation of the sale agreement and deposit attrition and legal, settlement and integration expenses greater than expected.

Note 2 - Dispositions / Acquisition - Continued

over 30 days, overlimit accounts and petitioned bankruptcies will be guaranteed by the Bank for a period of one year. Of the $15.3 million in credit card receivables sold, $529,000 was sold with full recourse which was the total potential recourse exposure at the time of the sale. During the second quarter of 2006, the Bank recorded a recourse liability of $371,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar credit card receivables. The Corporation will be subject to the full recourse obligations for a period of one year. At September 30, 2006, the total potential recourse exposure had been reduced to $266,000 with a current recourse liability of $126,000.

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

The Cornerstone Companies acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Cornerstone’s Companies results of operations are included in the Corporation’s results beginning January 1, 2006 through September 30, 2006. Goodwill and identifiable intangibles of $11.4 million and $3.9 million, respectively, were recorded in connection with the acquisition. During the third quarter of 2006, management finalized the process of evaluating the purchase accounting adjustments. The amortization of the identifiable intangibles totaled $114,000 for the third quarter of 2006 and $336,000 for the first nine months of 2006.

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

Net periodic defined benefit pension expense for the nine months ended September 30, 2006 and 2005 included the following components:

	Nine Months Ended September, 30
(Dollars in thousands)	2006	2005

Service cost	$780	$789
Interest cost	491	481
Expected return on plan assets	(413)	(393)
Amortization of unrecognized net actuarial loss	88	70
Net periodic benefit expense	$946	$947

The Corporation has contributed $750,000 to its pension plan in 2006.

Note 4 - Stock Dividend/Split

On September 15, 2006, the Corporation paid a five percent stock dividend to shareholders of record as of September 1, 2006. On September 15, 2005, the Corporation paid a five percent stock dividend to shareholders of record as of September 1, 2005. All prior period amounts were restated to reflect these stock dividends.

Note 5 - Stock Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At September 30, 2006, 2,517,985 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at September 30, 2006, the Corporation has an additional 328,310 granted stock options as a result of the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $9.25 to $13.81.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data used for grants for the nine months ended September 30, 2006 and 2005, respectively: weighted-average dividend yield of 3.52% and 2.86%; weighted-average expected volatility of 32.19% and 29.66%; weighted average risk-free interest rate of 4.64% (4.42% to 5.08%) and 4.04% (3.79% to 4.06%): and a weighted-average expected life of 7.28 years and 6.96 years. Expected volatility is based on the historical volatility of the Corporation’s stock over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock based compensation expense for the nine months ended September 30, 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Prior to January 1, 2006, under SFAS 123, forfeitures were accounted for as they occurred. As a result of adopting FAS 123(R) on January 1, 2006, the Corporation’s income before income taxes and net income were lower than if it had continued to account for share based compensation under APB 25 by $97,000 and $93,000, respectively, for the third quarter of 2006 and $345,000 and $315,000, respectively, for the nine-month period ending September 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the three and nine months ended September 30, 2005 (all per share information has been adjusted retroactively for the effect of stock dividends).

(Dollars in thousands, except per share amounts)	Three Months Ended	Nine Months Ended
	September 30, 2005
Net income
As reported	$10,162	$29,017
Stock-based compensation expense included in reported net income, net of related tax effects	-	-
Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(106)	(503)
Pro forma	$10,056	$28,514

Earnings per share (Basic)
As reported	$.35	$1.00
Pro forma	$.35	$.99

Earnings per share (Diluted)
As reported	$.34	$.98
Pro forma	$.34	$.97

Note 5 - Stock Based Compensation - Continued

A summary of option activity under the Corporation’s stock option plans as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	1,650,387	$14.27
Granted	18,900	18.60
Exercised	(399,798)	9.50
Forfeited (unvested)	(57,359)	22.70
Cancelled (vested)	(26,260)	17.67

Outstanding at September 30, 2006	1,185,870	$15.46	5.61	$7,333

Exercisable at September 30, 2006	1,011,614	$14.26	5.10	$7,327

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $5.23 and $6.32, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $4.3 million and $2.6 million, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of September 30, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	229,671	$6.24

Granted	18,900	5.23

Vested	(16,955)	5.33

Forfeited	(57,359)	6.27

Nonvested at September 30, 2006	174,257	$6.21

As of September 30, 2006, there was a total of $829,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $90,000 and $293,000, respectively.

Prior to the adoption of FAS 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $867,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the company had not adopted FAS 123(R).

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

Note 6 - Earnings Per Share - Continued

The calculations of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Basic earnings per share
Net income available to common shareholders	$7,907	$10,162	$26,143	$29,017
Weighted average common shares outstanding	29,011,903	28,897,869	28,940,119	28,921,613
Basic earnings per share	$ .27	$ .35	$ .90	$ 1.00

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$7,907	$10,162	$26,143	$29,017
Weighted average common shares outstanding	29,011,903	28,897,869	28,940,119	28,921,613
Dilutive potential common shares (1), (2)	372,407	581,359	433,527	619,873
Total diluted weighted average common shares outstanding	29,384,310	29,479,228	29,373,646	29,541,486
Diluted earnings per share	$ .27	$ .34	$ .89	$ .98

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three and nine months ended September 30, 2006, there were 417,456 antidilutive options at an average price of $24.50.
For the three and nine months ended September 30, 2005, there were 370,210 antidilutive options at an average price of $25.67 and 372,415 antidilutive options at an average price of $25.64.

Note 7 - Comprehensive Income

The components of other comprehensive income (loss) are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Nine months ended September 30, 2006	Amount	(Expense)	Amount
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$2,035	$(712)	$1,323
Less reclassification adjustment for net gains realized in net income	-	-	-
Net unrealized gains	2,035	(712)	1,323
Change in fair value of derivatives used for cash flow hedges	(144)	50	(94)
Amortization of unrealized loss on termination of cash flow hedge	137	(48)	89
Other comprehensive income, net	$2,028	$(710)	$1,318

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Nine months ended September 30, 2005	Amount	(Expense )	Amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(5,533)	$1,937	$(3,596)
Less reclassification adjustment for net gains realized in net income	3,047	(1,066)	1,981
Net unrealized losses	(8,580)	3,003	(5,577)
Change in fair value of derivatives used for cash flow hedges	552	(193)	359
Unrealized loss on termination of cash flow hedge	(195)	68	(127)
Other comprehensive loss, net	$(8,223)	$2,878	$(5,345)

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

Note 8 - Segment Information - Continued

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended September 30, 2006

Net interest income (expense)	$21,060	$118	$(564)	$20,614
Provision for loan losses	900	-	-	900
Noninterest income	4,738	3,377	171	8,286
Noninterest expense	14,108	3,141	311	17,560
Income (loss) before income taxes (benefit)	10,790	354	(704)	10,440
Income taxes (benefit)	2,698	132	(297)	2,533
Net income (loss)	$8,092	$222	$(407)	$7,907

Three Months Ended September 30, 2005

Net interest income	$21,778	$147	$(181)	$21,744
Provision for loan losses	650	-	-	650
Noninterest income	5,761	1,268	701	7,730
Noninterest expense	13,937	1,315	61	15,313
Income (loss) before income taxes (benefit)	12,952	100	459	13,511
Income taxes (benefit)	3,228	34	87	3,349
Net income (loss)	$9,724	$66	$372	$10,162

Nine Months Ended September 30, 2006

Net interest income (expense)	$64,495	$383	$(1,517)	$63,361
Provision for loan losses	3,000	-	-	3,000
Noninterest income	15,208	11,471	560	27,239
Noninterest expense	41,783	9,788	889	52,460
Income (loss) before income taxes (benefit)	34,920	2,066	(1,846)	35,140
Income taxes (benefit)	8,899	864	(766)	8,997
Net income (loss)	$26,021	$1,202	$(1,080)	$26,143

Assets	$3,310,306	$18,706	$33,991	$3,363,003

Nine Months Ended September 30, 2005

Net interest income	$65,037	$464	$(240)	$65,261
Provision for loan losses	2,050	-	-	2,050
Noninterest income	15,189	5,258	1,978	22,425
Noninterest expense	41,769	5,747	193	47,709
Income (loss) before income taxes (benefit)	36,407	(25)	1,545	37,927
Income taxes (benefit)	8,580	(9)	339	8,910
Net income (loss)	$27,827	$(16)	$1,206	$29,017

Assets	$3,087,114	$-	$33,024	$3,120,138

Note 8 - Segment Information - Continued

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

The approximate contract amounts are as follows:
	Total Amount Committed at
Commitments	September 30, 2006	December 31, 2005
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$730,535	$722,034
Standby letters of credit and financial guarantees written	25,821	21,661
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	57,100	22,100

The total committed amount included no credit card unused lines at September 30, 2006 and $44.4 million at December 31, 2005. In April 2006, the Corporation sold its existing credit card portfolio. See Note 2 - Dispositions / Acquisitions for addition information.

At September 30, 2006, the Corporation had cash flow hedges in the form of interest rate swaps totaling $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges for $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $134,000 and $29,000 for the three months ended September 30, 2006 and 2005, respectively and $311,000 and $18,000 of net interest income for the nine months ended September 30, 2006 and 2005, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Corporation amortized into net interest income $46,000 for both the third quarter of 2006 and 2005 related to this swap. For the nine months ended September 30, 2006 and 2005, the Corporation amortized into net interest income $136,000 and $114,000, respectively, related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. During December 2005, the Corporation entered into a fair value hedge for $2.1 million with $3,000 of interest income recognized for the three and nine months ended September 30, 2006. The Corporation’s swap agreements have a positive fair market value totaling $502,000 at September 30, 2006 and $623,000 at December 31, 2005.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at September 30, 2006 and December 31, 2005 of $1.9 million and $1.8 million, respectively and commitments to sell mortgage loans at a specified rate at September 30, 2006 and December 31, 2005 of $1.3 million and $1.1 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. The commitments had a positive fair value at September 30, 2006 of $10,000 and $320 at December 31, 2005, which was recorded as other income.

Note 9 - Financial Instruments with Off-Balance Sheet Risk - Continued

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Corporation will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010 with approximately 90% of the lease financing receivables estimated to be paid down by December 31, 2007. The outstanding balance of these sold leases at September 30, 2006 was $3.8 million with a total recourse exposure of $769,000 and a current recourse liability of $175,000.

Note 10 - Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to 1) recognize a plan’s overfunded or underfunded status as an asset or liability in its financial statements, 2) measure plan assets and obligations as of fiscal year-end, and 3) recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The statement is effective for fiscal years ending after December 15, 2006 with the exception of the requirement to measure plan assets and obligations as of the employer’s fiscal year-end which is effective for fiscal years ending after December 15, 2008. The Corporation is in the process of determining the impact this statement will have on its financial statements. If the provisions of SFAS No. 158 had been applied as of December 31, 2005, shareholder’s equity would have been reduced by approximately $1.8 million after tax. The Corporation’s current measurement date for plan assets and obligations is fiscal year-end.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except for certain circumstances specified in the Statement that require retrospective application. The Corporation is in the process of assessing the impact of the adoption of this statement on the Corporation’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108 to add section N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. These methods are referred to as the “roll-over” and “iron curtain” methods. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements. According to the guidance, a registrant must quantify the impact of correcting all misstatements on its current year financial statements, including both the carryover and reversing effects of prior year misstatements. Early application of the guidance in SAB No. 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this SAB. The Corporation is in the process of assessing the impact of applying the guidance in this SAB on the Corporation’s financial results.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Corporation is in the process of assessing the impact of the adoption of this statement on the Corporation’s financial results.

Note 10 - Recent Accounting Pronouncements - Continued

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify which interest-only and principal-only strips are not subject to the requirements of SFAS 133, and that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Corporation is in the process of determining the impact this statement will have on its financial statements.

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

Share-based Compensation: The Corporation adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)) on January 1, 2006 using the modified prospective application method of transition. FAS 123(R) was issued by the FASB in December 2004, requiring all forms of share-based payments to employees, including employee stock options, be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 has been applied. Effective January 1, 2006, the Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. The Corporation estimates the fair value of options under the Black-Scholes model which takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with SFAS 123(R), the Corporation estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under SFAS 123. The Corporation has chosen to recognize compensation expense for new grants using the straight-line method which spreads compensation expense for shares vesting evenly over the period of vesting. Pro forma disclosures under SFAS 123 have been based upon the accrual method which treats each vesting tranche as a separate award and amortizes expense evenly (prorated) from grant date to vest date for each tranche. The Corporation estimates that share-based compensation expense, net of tax, to be recognized during the year of 2006 will be approximately $407,000. The number and timing of options granted during 2006 and vesting criteria may alter this projected number. During the third quarter of 2006, the Corporation recognized share-based compensation expense of $97,000 ($93,000 net of tax) and for the nine-month period ending September 30, 2006, recognized $345,000 ($315,000, net of tax). As of September 30, 2006, there was a total of $829,000 of unrecognized compensation cost related to nonvested awards under stock option plans ($798,000 net of tax). This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Financial Overview

For the third quarter of 2006, the Corporation’s diluted and basic earnings per share were $.27 compared to $.34 and $.35, respectively, for the third quarter of 2005. Net income was $7.9 million for the third quarter of 2006 compared to $10.2 million during the third quarter of 2005.

For the nine months ended September 30, 2006, diluted and basic earnings per share were $.89 and $.90, respectively, as compared to $.98 and $1.00, respectively in the comparable period of 2005. Net income for the nine-month period ended September 30, 2006, was $26.1 million compared to $29.0 million during the nine months of 2005. The net interest margin compression for the Corporation, as well as the banking industry in general, continues to be challenging due to the interest rate environment. Wealth management income during the third quarter of 2006 rose to $3.4 million, an increase of $2.1 million from the comparable period in 2005. In addition, total deposits grew 11.1% from December 31, 2005. The earnings for 2006 reflected increases in interest expense on deposits and borrowings partially offset by increases in loan interest income and wealth management income.

The year-to-date financial results for 2006 include the favorable impact on operations from the acquisition of the Cornerstone Companies effective January 1, 2006 and the $1.4 million gain on the sale of the Bank’s credit card portfolio during the second quarter. The per share results also reflect the issuance of 1,382,000 shares of the Corporation’s common stock for a 5% stock dividend payable September 15, 2006. All share and per share information has been restated to reflect this stock dividend.

The Corporation’s consolidated total assets were $3.4 billion at September 30, 2006, an increase of 7.8% or $242.9 million over $3.1 billion in total assets reported at September 30, 2005. This increase was primarily attributable to loan growth of $92.4 million and an increase in cash and investments of $124.7 million. The growth in loans took place mainly in the Bank’s real estate portfolio. Total assets at September 30, 2006 increased $245.6 million compared to December 31, 2005 with $48.8 million growth in loans and a $168.7 million net increase in cash and investments. Total deposits increased $262.8 million to $2.63 billion at September 30, 2006 from $2.37 billion at December 31, 2005 mostly attributable to growth in time deposits and interest-bearing checking accounts.

For the three months ended September 30, 2006, the annualized return on average shareholders’ equity and the annualized return on average assets were 11.10% and .96%, respectively. For the same period in 2005, the annualized return on average shareholders’ equity was 14.64% and the annualized return on average assets was 1.32%. The decrease in these ratios during 2006 was primarily the result of lower net income.

Nonperforming assets (including nonaccrual loans, net assets in foreclosure and loans 90 days or more past due) were .39% of total assets at September 30, 2006, compared to .27% at December 31, 2005, and .26% at September 30, 2005. The increase in nonperforming assets at September 30, 2006, in relation to December 31, 2005, was mainly due to commercial mortgage loans for two borrowers totaling $2.2 million, which were placed on nonaccrual of interest during the first quarter of 2006, commercial mortgage loans for another borrower totaling $803,000, which were placed on nonaccrual of interest during the second quarter of 2006 and commercial mortgage loans for three borrowers totaling $916,000 which became delinquent over 90 days during the third quarter of 2006. The increase in relation to September 30, 2005, was attributed to the previously aforementioned loans as well as an additional $657,000 attributed to commercial loan borrowers placed on nonaccrual of interest during the fourth quarter of 2005.

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

Net Interest Income

Net interest income on a tax equivalent basis in the third quarter of 2006 decreased $1.2 million or 5.2% from the same period in 2005 and net interest income on a tax equivalent basis for the nine months ended September 30, 2006 decreased $2.3 million or 3.2% from the nine-month period ending September 30, 2005. These decreases during 2006 were mainly attributable to higher deposit and borrowing costs offset in part by higher loan and investment rates. Due to the market conditions, deposit and short-term borrowing rates have increased more quickly than loan rates have increased.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three and nine months ended September 30, 2006 compared to September 30, 2005 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended			Nine Months Ended
	September 30, 2006 compared to			September 30, 2006 compared to
(Dollars in thousands)	September 30, 2005			September 30, 2005

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate

Increase in interest income:
Investment securities *	$1,562	$147	$1,415	$3,948	$759	$3,189
Federal funds sold and deposits in banks	809	473	336	1,513	554	959
Loans *	4,937	1,849	3,088	15,731	6,035	9,696
Total	7,308	2,469	4,839	21,192	7,348	13,844

Increase (decrease) in interest expense:
Savings and money market deposits	4,714	370	4,344	11,826	386	11,440
Time deposits	3,569	1,957	1,612	9,211	5,274	3,937
Borrowed funds	238	(676)	914	2,412	(443)	2,855
Total	8,521	1,651	6,870	23,449	5,217	18,232

Net increase (decrease) in net interest income	$(1,213)	$818	$(2,031)	$(2,257)	$2,131	$(4,388)
*Tax equivalent basis using a tax rate of 35%

The following table presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended September 30,			Three Months Ended September 30,
	2006			2005

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$661,976	$7,538	4.52%	$642,405	$5,678	3.51%
Nontaxable investments (1)	255,127	3,892	6.05	261,519	4,190	6.36
Total investment securities	917,103	11,430	4.94	903,924	9,868	4.33
Federal funds sold and deposits in banks	92,878	1,227	5.24	50,489	418	3.28
Loans (1) (2)	2,027,028	34,823	6.82	1,912,551	29,886	6.20
Total earning assets	3,037,009	47,480	6.20	2,866,964	40,172	5.56
Noninterest-earning assets	216,607			187,931
Total assets	$3,253,616			$3,054,895

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,305,618	10,630	3.23	$1,232,136	5,916	1.90
Time	878,493	9,732	4.40	685,168	6,163	3.57
Total interest-bearing deposits	2,184,111	20,362	3.70	1,917,304	12,079	2.50
Borrowed funds	409,583	4,985	4.83	471,579	4,747	3.99
Total interest bearing liabilities	2,593,694	25,347	3.88	2,388,883	16,826	2.79
Noninterest-bearing liabilities:
Demand deposits	334,847			343,658
Other liabilities	42,397			46,904
Total noninterest-bearing liabilities	377,244			390,562
Total liabilities	2,970,938			2,779,445
Shareholders' equity	282,678			275,450
Total liabilities and shareholders' equity	$3,253,616			$3,054,895
Net interest spread			2.32			2.77
Effect of noninterest-bearing sources			0.57			.46
Net interest income/margin on earning assets		$22,133	2.89%		$23,346	3.23%

Less tax equivalent adjustment		1,519			1,602
Net interest income		$20,614			$21,744

(Dollars in thousands)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2006			2005

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$675,138	$22,412	4.44%	$641,102	$17,362	3.62%
Nontaxable investments (1)	252,447	11,573	6.13	263,993	12,675	6.42
Total investment securities	927,585	33,985	4.90	905,095	30,037	4.44
Federal funds sold and deposits in banks	67,181	2,507	4.99	46,773	994	2.84
Loans (1) (2)	2,007,650	100,333	6.68	1,879,230	84,602	6.02
Total earning assets	3,002,416	136,825	6.09	2,831,098	115,633	5.46
Noninterest-earning assets	209,946			181,633
Total assets	$3,212,362			$3,012,731

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,264,577	27,061	2.86	$1,234,032	15,235	1.65
Time	841,242	26,341	4.19	659,241	17,130	3.47
Total interest-bearing deposits	2,105,819	53,402	3.39	1,893,273	32,365	2.29
Borrowed funds	445,688	15,517	4.65	460,933	13,105	3.80
Total interest bearing liabilities	2,551,507	68,919	3.61	2,354,206	45,470	2.58
Noninterest-bearing liabilities:
Demand deposits	338,709			335,015
Other liabilities	42,918			50,590
Total noninterest-bearing liabilities	381,627			385,650
Total liabilities	2,933,134			2,739,811
Shareholders' equity	279,228			272,920
Total liabilities and shareholders' equity	$3,212,362			$3,012,731
Net interest spread			2.48			2.88
Effect of noninterest-bearing sources			0.54			.43
Net interest income/margin on earning assets		$67,906	3.02%		$70,163	3.31%

Less tax equivalent adjustment		4,545			4,902
Net interest income		$63,361			$65,261

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the third quarter of 2006 increased $7.3 million, or 18.2% over the same period in 2005. This increase was primarily due to higher average rates earned on loans and investment securities of 62 basis points and 61 basis points, respectively, and an increase in average loans of $114.5 million, or 6.0%. Interest expense increased $8.5 million during the third quarter of 2006 versus the comparable period in 2005 mainly attributed to higher deposit and short-term borrowing rates as well as an increase in average time deposits of $193.3 million. The average rate paid on deposits during the third quarter of 2006 of 3.70% was 120 basis points higher compared to the same period in 2005 due to higher rates on most deposit products. The average rate paid on borrowings for the third quarter of 2006 of 4.83% was 84 basis points higher than the comparable period in 2005 mainly due to an increase in short-term borrowing rates.

Net Interest Margin

The net interest margin for the third quarter of 2006 was 2.89%, compared to 3.04% for the second quarter of 2006 and 3.23% for the third quarter of 2005. Due to market conditions, deposit and short-term borrowing rates have increased more quickly than loan rates resulting in a lower net interest margin.

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

At September 30, 2006, the Corporation had cash flow hedges in the form of interest rate swaps totaling $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges for $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $134,000 and $29,000 for the three months ended September 30, 2006 and 2005, respectively and $311,000 and $18,000 of net interest income for the nine months ended September 30, 2006 and 2005, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap is $310,000 which is being amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Corporation amortized into net interest income $46,000 for both the third quarter of 2006 and 2005 related to this swap. For the nine months ended September 30, 2006 and 2005, the Corporation amortized into net interest income $136,000 and $114,000, respectively, related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. During December 2005, the Corporation entered into a fair value hedge for $2.1 million with $3,000 of interest income recognized for the three and nine months ended September 30, 2006. The Corporation’s swap agreements have a positive fair market value totaling $502,000 at September 30, 2006 and $623,000 at December 31, 2005.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the September 30, 2006 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates increase or decrease 100 or 200 basis points.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of September 30, 2006. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

	Change in			Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	of Equity	Change	Percent Change

+300 Basis Points	$337,566	$(106,586)	-24.00%	+/- 35%
+200 Basis Points	376,394	(67,758)	-15.26%	+/- 25
+100 Basis Points	413,414	(30,738)	-6.92%	+/- 15
Flat Rate	444,152	-	0.00%
-100 Basis Points	452,237	8,085	1.82%	+/- 15
-200 Basis Points	442,927	(1,225)	-0.28%	+/- 25
-300 Basis Points	428,872	(15,280)	-3.44%	+/- 35

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

For the third quarter of 2006, the provision for loan losses was $900,000, compared to $650,000 for the same period in 2005. For the nine months ended September 30, 2006, the provision for loan losses was $3.0 million compared to $2.1 million for the same period in 2005. The increase in the provision was primarily a result of inherent risk related to loan growth and the increase in nonperforming loans. Net loans charged off were $214,000 for the third quarter of 2006 compared to $335,000 for the same quarter in 2005.
A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Nine Months Ended
	September 30,
(Dollars in thousands)	2006	2005

Average loans	$2,007,650	$1,879,230

Allowance, beginning of period	19,865	18,455
Loans charged off:
Commercial and industrial	469	282
Consumer	1,253	1,467
Real estate	483	144
Lease financing	18	31
Total loans charged off	2,223	1,924
Recoveries:
Commercial and industrial	48	65
Consumer	412	301
Real estate	114	197
Lease financing	87	61
Total recoveries	661	624
Net loans charged off	1,562	1,300
Provision for loan losses	3,000	2,050
Allowance, end of period	$21,303	$19,205
Ratio of net charge offs to average
loans outstanding (annualized)	0.10%	0.09%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

	September 30, 2006		December 31, 2005
		Percent of		Percent of
(Dollars in thousands)	Amount	Reserve	Amount	Reserve

Real estate	$7,802	37%	$6,422	32%
Commercial
and industrial	8,895	42%	8,534	43%
Consumer	4,512	21%	4,596	23%
Lease financing	94	-%	313	2%
Total	$21,303	100%	$19,865	100%

Nonperforming Assets

Nonperforming assets (including nonaccruing loans, net assets in foreclosure and loans past due 90 days or more past due) were .39% of total assets at September 30, 2006, compared to .27% at December 31, 2005, and .26% at September 30, 2005. The increase in nonperforming assets at September 30, 2006, in relation to December 31, 2005, was mainly due to commercial mortgage loans for two borrowers totaling $2.2 million, which were placed on nonaccrual of interest during the first quarter of 2006, commercial mortgage loans for another borrower totaling $803,000, which were placed on nonaccrual of interest during the second quarter of 2006 and commercial mortgage loans for three borrowers totaling $916,000 which became delinquent over 90 days during the third quarter of 2006. The increase in relation to September 30, 2005, was attributed to the previously aforementioned loans as well as an additional $657,000 attributed to commercial loan borrowers placed on nonaccrual of interest during the fourth quarter of 2005.

Net assets in foreclosure decreased $382,000 at September 30, 2006 from September 30, 2005 mainly due to proceeds received on disposals of foreclosed properties. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value. Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection.

The following table presents information concerning nonperforming assets. Nonperforming assets include loans that are 90 days or more past due or in nonaccrual status and loans that are in the process of foreclosure.

Table 6—Nonperforming Assets

(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005

Nonaccrual loans	$10,806	$7,493	$6,388
Loans 90 days or more past due	2,262	846	1,125
Total nonperforming loans	13,068	8,339	7,513
Net assets in foreclosure	87	29	469
Total nonperforming assets	$13,155	$8,368	$7,982

Allowance for loan losses to nonperforming loans	163.0%	238.2%	255.6%
Nonperforming loans to total net loans	0.65%	0.42%	0.39%
Allowance for loan and lease losses to total loans	1.05%	1.00%	0.99%
Nonperforming assets to total assets	0.39%	0.27%	0.26%

The following table presents information concerning impaired loans. Impaired loans are loans for which it is probable that all principal and interest will not be collected according to the contractual terms of the loan agreement.

Table 7—Impaired Loans

(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005

Impaired Loans	$3,260	$3,317	$1,330

Average year-to-date impaired loans	$3,027	$1,542	$1,285

Impaired loans with specific loss allowances	$3,260	$3,317	$1,330

Loss allowances reserved on impaired loans	$483	$675	$151

Year-to-date income recognized on impaired loans	$50	$33	$19

The Bank’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income of $8.3 million for the third quarter of 2006 reflects an increase of $556,000 or 7.2% from the comparable period in 2005. For the nine-month period ended September 30, 2006, noninterest income rose to $27.2 million, up $4.8 million or 21.5% from the same period in 2005.

The acquisition of the Cornerstone Companies was the primary driver of increases in wealth management income of $2.1 million during the third quarter of 2006 and $6.0 million for the nine months ended September 30, 2006, over the comparable periods last year, partially offset by the sale of Cumberland Advisors, which was divested in the second quarter of 2005. Major revenue component sources of wealth management income include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees.

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

There were no gains on sales of investment securities during 2006 as compared to gains of $1.9 million during the third quarter of 2005 and $3.0 million for the nine-month period ended September 30, 2005. The net security gains were primarily the result of the sale of equity securities during the first quarter of 2005, the sale of trust-preferred securities with call provisions in the near term during the second quarter of 2005 and the sales of tax-exempt securities and equities securities during the third quarter of 2005.

Noninterest income for 2005 included gains of $690,000 and $287,000 on the sales of Harleysville National Bank’s McAdoo branch and Cumberland Advisors, Inc., respectively during the second quarter.

Noninterest Expense

Noninterest expense of $17.6 million for the third quarter of 2006 increased $2.2 million or 14.7% from $15.3 million in the third quarter of 2005, and increased $4.8 million or 10.0% for the nine months ended September 30, 2006, over the comparable period in 2005.

Salaries and benefits expense increased $2.3 million during the third quarter of 2006 and $4.0 million during the first nine months of 2006 from the comparable periods in 2005, primarily related to the acquisition of the Cornerstone Companies, partially offset by the sale of Cumberland Advisors in the second quarter of 2005, increased staffing levels resulting from growth, non-recurring compensation and severance charges primarily related to the former Chief Executive Officer’s contract which totaled approximately $740,000 and compensation expense of $97,000 for the quarter and $345,000 for the nine months resulting from recording the Corporation’s stock option expense in conformance with FAS 123(R), “Stock Based Compensation.”

Occupancy expense increased $367,000 for the nine months ended September 30, 2006 over the same period in 2005 mostly due to the Cornerstone Companies acquisition and a new branch opening. Other expense increased $1.6 million for the nine months of 2006 mainly as a result of the Cornerstone Companies acquisition including amortization of identifiable intangibles of $336,000. Marketing expense decreased $596,000 for the nine months of 2006 from the comparable period in 2005 primarily due to a more targeted marketing strategy and use of more cost-effective means of advertising during 2006.

Federal Income Taxes

The effective federal income tax rate for the quarter ended September 30, 2006 was 23.7% and for the nine months ended September 30, 2006 was 24.6% versus the statutory rate of 35%. The Corporation’s effective rate during 2006 is lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The effective income tax rate for the third quarter of 2005 was 24.6% and for the first nine months of 2005 was 23.0%. The Corporation’s effective rate during 2005 was lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance as well as the non-taxable gain on the sale of Cumberland Advisors, Inc. during the second quarter of 2005.

Balance Sheet Analysis

Total assets at September 30, 2006 of $3.4 billion increased $245.6 million compared to December 31, 2005 with $48.8 million growth in loans and a $168.7 million net increase in cash and investments. The growth in loans took place mainly in real estate loans. Federal funds sold to correspondent bank increased $146.5 million resulting from an increase in public fund checking accounts due to the annual tax collection season for municipalities. The balance of investment securities available for sale at September 30, 2006 of $863.4 million increased $21.7 million compared to December 31, 2005 primarily as a result of net additional purchases of tax-exempt securities. The increases in goodwill and intangible assets were primarily related to the acquisition of the Cornerstone Companies during the first quarter of 2006 which included $11.4 million of goodwill and $3.9 million of identifiable intangibles (with a weighted average amortization period of 9.3 years) allocated to the Wealth Management segment.

Total deposits increased $262.8 million to $2.63 billion at September 30, 2006 from $2.37 billion at December 31, 2005 mostly attributable to growth in time deposits and interest-bearing checking accounts. Core deposits (total deposits less time deposits) increased $116.2 million or 7.2% to $1.73 billion for the same periods. Total borrowings decreased $33.3 million to $405.8 million at September 30, 2006 from $439.2 million at December 31, 2005. The decrease was the result of reductions of $58.0 million in long-term Federal Home Loan Bank borrowings offset in part by increases of $25.0 million in short-term securities sold under agreements to repurchase and fed funds purchased.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending September 30, 2006 was $286.6 million, an increase of $13.4 million over the end of 2005. The increase was primarily the result of the retention of the Corporation's earnings and issuances of stock for stock options including tax benefits partially offset by dividends paid to shareholders. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital
(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of September 30, 2006	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$317,653	12.26%	$207,326	8.00%	$259,158	-
Harleysville National Bank	272,675	10.58%	206,122	8.00%	257,653	10%
Tier 1 Capital (to risk weighted assets):
Corporation	296,250	11.43%	103,663	4.00%	155,495	-
Harleysville National Bank	251,272	9.75%	103,061	4.00%	154,592	6%
Tier 1 Capital (to average assets):
Corporation	296,250	9.24%	128,251	4.00%	160,313	-
Harleysville National Bank	251,272	7.92%	129,905	4.00%	158,631	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2005	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$318,911	12.98%	$196,563	8.00%	$245,703	-
Harleysville National Bank	259,883	10.64%	195,390	8.00%	244,238	10%
Tier 1 Capital (to risk weighted assets):
Corporation	298,946	12.17%	98,281	4.00%	147,422	-
Harleysville National Bank	239,918	9.82%	97,695	4.00%	146,543	6%
Tier 1 Capital (to average assets):
Corporation	298,946	9.69%	123,408	4.00%	154,260	-
Harleysville National Bank	239,918	7.86%	122,154	4.00%	152,693	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is the shareholders’ equity and Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 2006, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.43%, and the total risk-adjusted capital ratio was 12.26%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at September 30, 2006.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding intangible assets. Banking organizations are expected to have ratios from 4% to 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 9.24% at September 30, 2006 and 9.69% at December 31, 2005. The lower leverage ratio of the Corporation at September 30, 2006 was mainly due to the decrease in Tier 1 capital from the additional disallowed goodwill and identifiable intangibles related to the acquisition of the Cornerstone Companies.

The year-to-date September 30, 2006 cash dividend per share of $.55 was 10.0% higher than the cash dividend for the same period in 2005 of $.50. The proportion of net income paid out in dividends for the first nine months of 2006 was 61.2%, compared to 49.73% for the same period in 2005. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first nine months of 2006.

Liquidity

Liquidity is a measure of the ability of the Bank to meet its current cash needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Bank arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The Corporation’s decisions with regard to liquidity are based on projections of potential sources and uses of funds for the next 120 days under the Corporation’s asset/liability model. The resulting projections as of September 30, 2006 show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB. As of September 30, 2006, the Bank had borrowings outstanding with the FHLB of $239.8 million, all of which were long-term and pledged investment securities available for sale of $655.9 million. At September 30, 2006, the Bank had unused lines of credit at the FHLB of $606.5 million and unused federal funds lines of credit of $145.0 million.

Recent Federal Deposit Insurance Corporation (FDIC) Rules

 Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC merged the Bank Insurance Fund (BIF) and Savings Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) effective March 31, 2006.

On April 1, 2006, the FDIC issued an interim rule, made final in September 2006, to implement the deposit insurance coverage changes of the Federal Deposit Insurance Reform Act of 2005. The rule: (1) increases the deposit insurance limit for certain retirement plan deposits to $250,000 effective April 1, 2006 (the basic insurance limit for other depositors such as individuals, joint accountholders, businesses, government entities and trusts remains at $100,000), (2) provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits and (3) allows the FDIC to consider inflation adjustments to increase the insurance limits for all deposit accounts every five years, beginning in 2010.

On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Deposit Insurance Reform Act of 2005, which is intended to more closely tie each bank's deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate each institution's risk based on three primary factors -- supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution’s assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits.

The new assessment rates will take effect at the beginning of 2007. However, the Deposit Insurance Reform Act of 2005 provides credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset all of their premiums in 2007. Due to the number of uncertain factors that could affect the assessment rate the FDIC will decide to apply to the Bank and the assessment credit that will actually be available to the Bank in 2007, management does not believe it is possible at this time to reliably estimate the net assessment cost, if any, that may be imposed on the Bank.

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

Branching

The Corporation is currently planning to open new locations in Warminster (Bucks County), Plymouth Meeting (Montgomery County) and Warrington (Bucks County) during 2007. In addition, the Corporation is planning to relocate its Blue Bell and Collegeville offices in Montgomery County during 2007. These plans are subject to change as management continues to evaluate its market and its business needs. The Corporation continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

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

    No material changes in market risk strategy occurred during the third quarter of 2006. A detailed discussion of market risk is provided on pages 22 and 23 of this Form 10-Q.

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

(ii) Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchase activity of the Corporation’s stock repurchase programs during the third quarter of 2006 (all share information has been restated retroactively for the effect of stock dividends and splits). The repurchased shares will be used for general corporate purposes.

	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares that may yet be Purchased under the Plans(1)

July 1-31, 2006	-	$-	-	1,046,661
August 1-31, 2006	-	-	-	1,046,661
September 1-30, 2006	127,400	20.39	127,400	919,261
Total	127,400	$20.39	127,400

(1)
On December 14, 2000, the Board of Directors authorized a program to purchase up to 1,377,023 shares (restated for stock dividends and splits), or 5%, of its outstanding common stock. This repurchase plan was completed during the second quarter of 2005. On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (restated for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9%, of its outstanding common stock.

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

                                             HARLEYSVILLE NATIONAL CORPORATION

Date: November 8, 2006                           /s/ Demetra M. Takes
Demetra M. Takes, President, Chief Executive Officer and Director
                                               (Principal executive officer)

Date: November 8, 2006                              /s/ George S. Rapp
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

(2.2)
Branch Purchase Agreement and Deposit Assumption Agreement, dated as of July 26, 2006, by and among First National Community Bank and Harleysville National Bank and Trust Company, filed herewith. The attachments, schedules and exhibits to the Branch Purchase and Deposit Assumption Agreement are listed at the end of the Branch Purchase and Deposit Assumption Agreement but have been omitted from the exhibit to Form 10-Q. The Registrant agrees to supplementally furnish a copy of any omitted attachment, schedule or exhibit to the Securities and Exchange Commission upon request.

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

(10.1)
Harleysville National Corporation 1993 Stock Incentive Plan.** (Incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement No. 33-69784 on Form S-8, filed with the Commission on October 1, 1993.)

(10.2)
Harleysville National Corporation Stock Bonus Plan.*** (Incorporated by reference to Exhibit 99A of Registrant’s Registration Statement No. 333-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.3)
Supplemental Executive Retirement Plan.* (Incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)

(10.4)
Walter E. Daller, Jr., Chairman and former President and Chief Executive Officer’s Employment Agreement dated October 26, 1998.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.5)
Consulting Agreement and General Release dated November 12, 2004 between Walter E. Daller, Jr., Harleysville National Corporation and Harleysville National Bank and Trust Company.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.6)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Walter E. Daller, Jr.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.7)
Employment Agreement dated October 26, 1998 by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.8)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.9)	Harleysville National Corporation 1998 Stock Incentive Plan.** (Incorporated by reference to Registrant’s Registration Statement No. 333-79971 on Form S-8, filed with the Commission on June 4, 1999.)
(10.10)
Harleysville National Corporation 1998 Independent Directors Stock Option Plan, as amended and restated effective February 8, 2001.** (Incorporated by reference to Appendix “A” of Registrant’s Definitive Proxy Statement, filed with the Commission on March 9, 2001.)

(10.11)
Supplemental Executive Retirement Benefit Agreement dated February 23, 2004 between Michael B. High, Executive Vice President and former Chief Financial Officer, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.12)
Employment Agreement effective April 1, 2005 between Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.13)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.14)
Employment Agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.15)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Mikkalya Murray, Executive Vice President.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.16)	Harleysville National Corporation 2004 Omnibus Stock Incentive Plan.** (Incorporated by reference to Exhibit B of Registrant’s Definitive Proxy Statement, filed with the Commission on March 5, 2004).
(10.17)
Employment Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004.)

(10.18)
Supplemental Executive Retirement Benefit Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004.)

(10.19)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and James F. McGowan, Jr., Executive Vice President & Chief Credit Officer.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.20)
Employment Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.21)
Supplemental Executive Retirement Benefit Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.22)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.23)
Employment Agreement effective January 1, 2005 between Gregg J. Wagner, President and Chief Executive Officer of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.24)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Gregg J. Wagner, the current President and Chief Executive Officer of the Corporation.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.25)
Employment Agreement dated May 18, 2005, between George S. Rapp, Senior Vice President and Chief Financial Officer, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on May 20, 2005.)

(10.26)
Stock Purchase Agreement dated June 30, 2005, between David R. Kotok & Associates, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2005.)

(10.27)
Amended and Restated Declaration of Trust for HNC Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Sponsor, and the Administrators named therein, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November, 9, 2005.)

(10.28)
Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November, 9, 2005.)

(10.29)
Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November, 9, 2005.)

(10.30)
Employment Agreement effective July 12, 2006 between Lewis C. Cyr, Chief Lending Officer of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2006.)

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

* Management contract or compensatory plan arrangement.
** Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

*** Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.