Form 10-K
period 2006-12-31
HARLEYSVILLE NATIONAL CORP
filed 2007-03-15
CIK 702902

2006 ANNUAL REPORT
ON FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

Form 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number 0-15237

Harleysville National Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2210237
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

483 Main Street,
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 256-8851
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐          Accelerated filer ☒         Non-accelerated filer ☐

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $532,364,576 based on the June 30, 2006 closing price of the Registrant’s Common Stock of $20.20 per share (restated for stock dividend paid on September 15, 2006).

     As of March 7, 2007, there were 28,967,135 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2007 are incorporated by reference into Part III, Items 10-14 of this report.

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

PART I

Item 1.     Business

     Harleysville National Corporation (the Corporation), a Pennsylvania corporation, was incorporated June 1, 1982. On January 1, 1983, the Corporation became the parent bank holding company of Harleysville National Bank and Trust Company (the Bank or Harleysville National Bank), established in 1909, a wholly owned subsidiary of the Corporation. The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956.

     Since commencing operations, the Corporation’s business has consisted primarily of providing financial services through its subsidiaries and has acquired seven financial institutions since 1991 and also completed the acquisition of the Cornerstone Companies (registered investment advisors) in January 2006. The Corporation is also the parent holding company of HNC Financial Company and HNC Reinsurance Company. HNC Financial Company was incorporated on March 17, 1997 as a Delaware Corporation and its principal business function is to expand the investment opportunities of the Corporation. HNC Reinsurance Company was incorporated on March 30, 2001 as an Arizona Corporation and reinsures consumer loan credit life and accident and health insurance.

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

     The Bank provides a full range of banking services including loans and deposits, investment management and trust and investment advisory services to individual and corporate customers located primarily in eastern Pennsylvania. The Bank engages in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal investment and trust services. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The Bank has 45 branch offices located in Montgomery, Bucks, Chester, Berks, Carbon, Lehigh, Monroe, and Northampton counties, Pennsylvania.

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

     The Bank opened a new location in the Peter Becker Community in Harleysville, Montgomery County during the third quarter of 2006. The office offers retail banking services and wealth management solutions. The Bank plans to open new retail branches in Warminster, Bucks County and East Norriton, Montgomery County as well as to relocate its Blue Bell office in Montgomery County during 2007. In addition, the Bank plans to add retail branches in Warrington, Bucks County and Conshohocken, Montgomery County in 2008. The Bank continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

     The Corporation is nearing completion of its corporate campus construction project to expand the operations center building located in Harleysville, Pennsylvania. This will increase efficiency by consolidating several departments whose employees are dispersed at multiple locations. Another strategic initiative for the Bank during 2007 is the offering of trust administration services, through its Millennium Wealth Management division, in the state of Delaware which provides customers with reduced tax liability and asset protection. The Bank established a new Delaware trust office in October 2006 in order to provide customers with the favorable “Delaware Advantage.”

     The Corporation has two reportable operating segments: Community Banking and Wealth Management (including the Cornerstone Companies acquired in January 2006) as well as certain other non-reportable segments. As of December 31, 2006, the Wealth Management segment had assets under management of $3.0 billion. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises report information about operating segments. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Corporation’s chief operating decision-maker is the President and Chief Executive Officer. For more detailed financial information pertaining to operating segments, see Item 8— Note 17 of the Consolidated Financial Statements which is herein incorporated by reference.

     Effective January 1, 2006, the Bank completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm specializes in providing sophisticated open architecture asset management platforms, business succession and estate planning services, life insurance sales and compensation and benefits consulting. The Cornerstone Companies had assets under management of approximately $1.5 billion at the acquisition date and serve clients throughout Pennsylvania and other mid-Atlantic states.

     The acquisition was consummated pursuant to the Purchase Agreement dated November 15, 2005, by and among the Bank and Cornerstone Financial Consultants, Ltd., a Pennsylvania corporation (CFC), Cornerstone Institutional Investors, Inc., a Pennsylvania corporation (CII), Cornerstone Advisors Asset Management, Inc., a Pennsylvania corporation ((CAAM), and together with CFC and CII collectively, the Cornerstone Companies) and Cornerstone Management Resources, Inc., (CMR). Under the Purchase Agreement, the Bank acquired (i) all of the outstanding capital stock of CFC and CII, (ii) substantially all of the assets of CAAM, and (iii) certain limited assets of CMR. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2006, the minimum operating results were met resulting in an earn-out payment of $1.0 million which was recorded as additional goodwill. At December 31, 2006, the remaining maximum payout is $6.0 million through 2010.

     The Cornerstone Companies acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Cornerstone Companies results of operations are included in the Corporation’s results beginning January 1, 2006 through December 31, 2006. The Cornerstone Companies have become part of the Millennium Wealth Management segment of the Bank. The acquisition is expected to provide significant strategic advantages to the Corporation, broadening wealth management products and services, growing our business client base and positioning the Millennium Wealth Management division as a leader in our market.

     On November 10, 2006, the Bank completed the sale of its Honesdale branch located in Wayne County, Pennsylvania with deposits of $74.2 million, as well as loans and other assets of $22.5 million to First National Community Bank. The sale of this single Wayne County location will allow the Bank to focus on expanding within its core markets and also help to provide the resources required to support strategic initiatives.

     On April 14, 2006, the Bank sold its existing credit card portfolio to Elan Financial Services, a national credit card issuer and established an agent issuing relationship with Elan Financial Services. Under the agreement, credit cards for the Bank will be issued under the Harleysville National Bank name. The Bank sold $15.3 million in credit card receivables.

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

     As of December 31, 2006, the Corporation had total assets of $3.2 billion, total shareholders’ equity of $294.8 million and total deposits of $2.5 billion.

     As of December 31, 2006, the Corporation and the Bank employed approximately 740 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition

     The Bank competes actively with other eastern Pennsylvania financial institutions, many larger than the Bank, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. The Bank is generally competitive with all competing institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. At December 31, 2006, the Bank’s legal lending limit to a single customer was $41.9 million. Many of the institutions with which the Bank competes are able to lend significantly more than this amount to a single customer.

Concentrations/Seasonality

     The Corporation and its subsidiaries do not have any portion of their businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on the Corporation’s business. No substantial portion of investments is concentrated within a single industry or group of related industries. The Corporation had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2006. The businesses of the Corporation and its subsidiaries are not typically seasonal in nature.

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

Bank Secrecy Act

     Under the Bank Secrecy Act, banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which a bank is aware in any one day that aggregate in excess of $10,000 and to report suspicious transactions under specified criteria. Civil and criminal penalties are provided under the Bank Secrecy Act for failure to file a required report, for failure to supply information required by the Bank Secrecy Act or for filing a false or fraudulent report.

Capital Requirements / FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires that institutions be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these guidelines, the Bank was considered well capitalized as of December 31, 2006.

Under a
	Total	Tier 1		Capital
	Risk	Risk	Tier 1	Order
	Based	Based	Leverage	or
	Ratio	Ratio	Ratio	Directive
Capital category
Well capitalized	≥10.0%	≥6.0%	≥5.0%	NO
Adequately capitalized	≥8.0%	≥4.0%	≥4.0% (1)
Undercapitalized	<8.0%	<4.0%	<4.0% (1)
Significantly undercapitalized	<6.0%	<3.0%	<3.0%
Critically undercapitalized			<2.0%
____________________

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

     Annual full-scope, on site regulatory examinations are required for all the FDIC-insured institutions except institutions with assets under $250 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period may be every 18 months. Banks with total assets of $500 million or more are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of banks with total assets of $1 billion or more are required to attest to the accuracy of management’s report regarding the internal controls of the bank. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank’s supervising government banking agencies.

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

Deposit Insurance and Premiums

     The Bank’s deposits are insured by the Deposit Insurance Fund (DIF) effective March 31, 2006 which is administered by the FDIC. Prior to March 31, 2006, the Bank’s deposits were insured by the Bank Insurance Fund (BIF). Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC merged the Bank Insurance Fund (BIF) and Savings Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) effective March 31, 2006. On April 1, 2006, the FDIC issued an interim rule, made final in September 2006, to implement the deposit insurance coverage changes of the Federal Deposit Insurance Reform Act of 2005. The rule: (1) increased the deposit insurance limit for certain retirement plan deposits to $250,000 effective April 1, 2006 (the basic insurance limit for other depositors such as individuals, joint accountholders, businesses, government entities and trusts remains at $100,000 per depositor, per insured institution), (2) provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits and (3) allows the FDIC to consider inflation adjustments to increase the insurance limits for all deposit accounts every five years, beginning in 2010. The insurance is backed by the full faith and credit of the United States government.

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

     During 2006, deposit insurance premiums were assessed based both on the balance of insured deposits held as well as the degree of risk the institution poses to the insurance fund with a designated minimum reserve ratio of 1.25% of estimated insured deposits or such higher reserve ratio as established by the FDIC. Each insured institution was placed in one of nine risk categories based upon the institution’s capital classifications and supervisory evaluation with risk classification of all insured institutions being made by the FDIC for each semi-annual assessment period. The premium schedule for former BIF insured institutions ranged from 0 to 27 basis points per $100 of deposits depending on the assessment category into which the insured institution was placed. Banks classified as strongest by the FDIC were subject in 2006 to a 0.00% assessment. The Bank was placed in this category and, therefore, had a 0.00% assessment rate in 2006.

     In addition, all insured institutions are required to pay a Financing Corporation (FICO) assessment. FICO is a government agency-sponsored entity that was formed to borrow money necessary to carry out the closing and disposition of failed thrift institutions in the 1980’s. The annual FICO rate for all insured institutions as of December 31, 2006 was 1.24 basis points. These assessments are revised quarterly and will continue until the bonds mature in the year 2019. The Bank paid FICO premiums of $307,000 in 2006.

      On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Deposit Insurance Reform Act of 2005, which is intended to more closely tie each bank's deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate each institution's risk based on three primary factors -- supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them and consolidates the nine risk categories into four risk categories. An institution’s assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates range from 5 to 43 basis points and most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits.

     The new assessment rates will take effect at the beginning of 2007. However, the Deposit Insurance Reform Act of 2005 provides credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset all of their premiums in 2007. Management estimates the Bank’s assessment rate will be approximately 5.4 basis points, or $1.4 million, for 2007 based on data as of December 31, 2006. The Bank’s one-time assessment credit is approximately $1.4 million which will be available to offset the initial assessment in 2007. Any significant increases in assessment rates or additional special assessments by the FDIC could have an adverse impact on the results of operations and capital of the Bank and the Corporation.

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies. The more significant reforms of the Sarbanes-Oxley Act of 2002 included: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) certification of financial statements by the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (5) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

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

Supervision and Regulation - Cornerstone Companies

     The Cornerstone Companies are subject to regulation by a number of federal regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. The Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions. Much of the regulation of CII, as a registered broker-dealer, however, has been delegated to self-regulatory organizations (SROs), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market), and the national securities exchanges. These SROs, which are subject to oversight by the SEC, adopt rules (which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers.

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

     In the event of non-compliance with an applicable regulation, governmental regulators and the NASD, if concerning CII, may institute administrative or judicial proceedings that may result in censure, fine, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders on the

Cornerstone Companies could have a material adverse effect on the Cornerstone Companies’ (and therefore the Corporation’s) operating results and financial condition.

     CII is a member of the Securities Investor Protection Corporation (SIPC), which is a non-profit corporation that was created by the United States Congress under the Securities Protection Act of 1970. SIPC protects customers of member broker-dealers against losses caused by the financial failure of the broker-dealer but not against a change in the market value of securities in customers’ accounts at the broker-dealer. In the event of the inability of a member broker-dealer to satisfy the claims of its customers in the event of its failure, the SIPC’s funds are available to satisfy the remaining claims up to maximum of $500,000 per customer, including up to $100,000 on claims for cash. In addition, CII’s clearing firm, Pershing LLC, carries private insurance that provides unlimited account protection in excess of SIPC’s protection.

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

Additional Information

     The Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Corporation’s website (www.hncbank.com under “Investor Information—Documents”) as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to the Securities and Exchange Commission. These filings are also accessible on the Securities and Exchange Commission’s website (www.sec.gov). In addition, the Corporation makes available on www.hncbank.com under “Investor Information—Corporate Governance” the following: 1) Audit Committee Charter, 2) Code of Ethics, which applies to all directors and all employees, 3) Whistleblower Policy, 4) Nominating and Corporate Governance Committee Charter and 5) Compensation Committee Charter.

Item 1A.     Risk Factors

     The business of the Corporation and the Bank involve significant risks as described below. Additional risks may arise in the future or risks that are currently not considered significant may also impact the operations of the Corporation and the Bank. The Corporation may amend or supplement the risk factors described below from time to time by reports filed with the SEC in the future. Management’s ability to analyze and manage these and other risks could affect the future financial results of the Corporation. If any of the events or circumstances described in the following risks occurs, the financial condition or results of operations of the Corporation could suffer and the trading price of the Corporation’s common stock could decline.

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

     The Corporation maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Corporation’s results of operations in the future.

Strong competition within the Corporation’s market area may limit its growth and profitability.

     Competition in the banking and financial services industry is intense. The Bank competes actively with other eastern Pennsylvania financial institutions, many larger than the Bank, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. The Bank is generally competitive with all competing institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. Many of the institutions with which the Bank competes have substantially greater resources and lending limits and may offer certain services that the Bank does not or cannot provide. The Corporation’s profitability depends upon the Bank’s ability to successfully compete in its market area.

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

     The Corporation and the Bank are subject to extensive regulation, supervision and examination by certain state and federal agencies including the Pennsylvania State Department of Banking, the Federal Deposit

Insurance Corporation, as insurer of the Bank’s deposits, the Board of Governors of the Federal Reserve System, as regulator of the holding company and the Office of the Comptroller of Currency. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily to ensure the safety and soundness of financial institutions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on the Bank’s and the Corporation’s operations. There are also several federal and state statutes which regulate the obligation and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of a loan issued by the bank.

Item 1B.     Unresolved Staff Comments

     None.

Item 2.     Properties

     The principal executive offices of the Corporation and of the Bank are located in Harleysville, Pennsylvania in a two-story office building owned by the Bank, built in 1929. The Bank also owns the buildings in which twenty-four of its branches are located (three branches to be opened during 2007 and 2008) and leases space for the other twenty-four branches from unaffiliated third parties under leases expiring at various times through 2036. The Bank leases office space for commercial business development in Lansdale, Pennsylvania. The Cornerstone Companies lease office space in Bethlehem, Pennsylvania. HNC Investment Company leases an office in Wilmington, Delaware. HNC Reinsurance Company leases an office in Phoenix, Arizona.

Office	Office Location	Owned/Leased
Harleysville Campus	483 Main Street, Harleysville, PA	Owned
Harleysville-Meadowbrook	278 Main Street, Harleysville, PA	Leased
Skippack	3893 Skippack Pike, Skippack, PA	Owned
Limerick	260 West Ridge Pike, Limerick, PA	Owned
North Wales	1498 North Wales Road, North Wales, PA	Owned
Gilbertsville	1050 East Philadelphia Avenue, Gilbertsville, PA	Leased
Hatfield	1632 Cowpath Road, Hatfield, PA	Leased
Lansdale-North Broad	1804 North Broad Street, Lansdale, PA	Owned
Lansdale-Marketplace	1551 Valley Forge Road, Lansdale, PA	Leased
Normandy Farms	Morris Road & Route 202, Blue Bell, PA	Leased
Horsham	955 Horsham Road, Horsham, PA	Leased
Meadowood	3205 Skippack Pike, Worcester, PA	Leased
Collegeville	364 East Main Street, Collegeville, PA	Owned
Sellersville	209 North Main Street, Sellersville, PA	Owned
Trainers Corner	120 North West End Boulevard, Quakertown, PA	Leased
Quakertown Main	224 West Broad Street, Quakertown, PA	Owned
Spring House	1017 North Bethlehem Pike, Spring House, PA	Owned
Red Hill	400 Main Street, Red Hill, PA	Owned
Doylestown	500 East Farm Lane, Doylestown, PA	Leased
Audubon	2624 Egypt Road, Norristown, PA	Owned(1)
Chalfont	251 West Butler Avenue, Chalfont, PA	Leased
Royersford	440 W. Linfield-Trappe Road, Royersford, PA	Owned(1)
Souderton	702 Route 113, Souderton, PA	Leased
Foulkeways	1120 Meetinghouse Road, Gwynedd, PA	Leased
Malvern(2)	30 Valley Stream Parkway, Malvern, PA	Leased
Malvern	83 Lancaster Avenue, Malvern, PA	Leased
Blue Bell(2)	721 Skippack Pike, Suite 100, Blue Bell, PA	Leased
Wyomissing(2)	2800 State Hill Road, Wyomissing, PA	Owned
Lansford	13-15 West Ridge Street, Lansford, PA	Owned
Summit Hill	2 East Ludlow Street, Summit Hill, PA	Owned
Lehighton	904 Blakeslee Blvd, Lehighton, PA	Owned
Slatington	502 Main Street, Slatington, PA	Owned
Slatington Handi-Bank	701-705 Main Street, Slatington, PA	Owned
Lehigh Township	4421 Lehigh Drive, Walnutport, PA	Owned
Palmerton	372 Delaware Avenue, Palmerton, PA	Owned
Kresgeville	Route 209, Kresgeville, PA	Leased
Allentown(2)	1602 Allen Street, Allenton, PA	Leased
Pottstown-Train Station	One Security Plaza, Pottstown, PA	Leased
Pottstown-East End	1450 East High Street, Pottstown, PA	Owned
Pottstown-North End	930 North Charlotte Street, Pottstown, PA	Leased
Pottstown Center	Rt. 100 and Shoemaker Road, Pottstown, PA	Owned(1)
Pottstown-Coventry	2 Glocker Way, Pottstown, PA	Leased

Office	Office Location	Owned/Leased
Boyertown	Rt. 100 and Baus Road, Boyertown, PA	Leased
Douglassville	1191 West Ben Franklin Highway, Douglassville, PA	Leased
Dorneyville	3570 Hamilton Boulevard, Allentown, PA	Leased
Warminster(3)	190 Veterans Way, Warminster, PA	Owned(1)
Peter Becker Community	815 Maplewood Drive, Harleysville, PA	Leased
Warrington(4)	Titus and Easton Roads, Warrington, PA	Owned(1)
East Norriton(3)	450 East Germantown Pike, East Norriton, PA	Owned(1)
____________________

(1)	Branch buildings are owned by the Bank and the land is leased.

(2)	Locations include Millennium Wealth Management and Private Banking offices.

(3)	These branches are expected to open for business in 2007.

(4)	This branch is expected to open for business in 2008.

     In management's opinion, all of the above properties are in good condition and are adequate for the Registrant's and the Bank’s purposes.

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

Item 4.     Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of 2006 to a vote of holders of the Corporation’s Common Stock.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The following table sets forth high and low closing sales prices for the Corporation’s common stock and quarterly cash dividends paid per share for 2006 and 2005. The Corporation’s stock is traded under the symbol “HNBC” on the NASDAQ Global Select Market. All share information has been restated to reflect stock dividends and splits. For certain limitations on the Bank’s ability to pay dividends to the Corporation, see Item 1, “Supervision and Regulation—Bank” and Item 8, Note 20, “Notes to Consolidated Financial Statements—Regulatory Capital.”

     Price of Common Stock and Cash Dividends

			Cash dividends
2006	High Price	Low Price	per share
First Quarter(1)	$24.90	$18.65	$0.18
Second Quarter(1)	21.80	18.06	0.18
Third Quarter	20.87	18.82	0.19
Fourth Quarter	21.72	19.22	0.20

			Cash dividends
2005	High Price	Low Price	per share
First Quarter(2)	$23.77	$18.86	$0.16
Second Quarter(2)	22.36	17.83	0.17
Third Quarter(1)	23.10	20.00	0.17
Fourth Quarter(1)	21.67	18.11	0.22
____________________

(1)	Adjusted for a five percent stock dividend effective 9/15/06.

(2)	Adjusted for a five percent stock dividend effective 9/15/06 and 9/15/05.

     At December 31, 2006, there were 3,561 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

     The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes.

     The following table provides information about purchases made by the Corporation of its common stock during the quarter ended December 31, 2006:

     Issuer Purchases of Common Stock

				Maximum
			Total Number	Number of
			of Shares	Shares that may
		Weighted	Purchased as	yet be
	Total Number of	Average	Part of Publicly	Purchased
	Common Shares	Price Paid	Announced	under the
	Purchased	Per Share	Plans	Plans(1)
October 1-31, 2006	46,500	$21.25	46,500	919,261
November 1-30, 2006	—	—	—	872,761
December 1-31, 2006	—	—	—	872,761
Total	46,500	$21.25	46,500
____________________

(1)	On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (restated for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9%, of its outstanding common stock.

     Equity Compensation Plan Information

     The following table provides information about shares of the Corporation’s stock that may be issued under existing equity compensation plans as of December 31, 2006.

			Number Of Securities Remaining Available
	Number Of Securities To Be Issued	Weighted-Average Exercise Price	For Future Issuance Under Equity
	Upon Exercise Of Outstanding	Of Outstanding Options, Warrants	Compensation Plans, Excluding Securities
Plan Category	Options, Warrants And Rights	And Rights	Reflected In Column (A)
	(A) (#)	(B) ($)	(C)(#)
Equity Compensation Plans
Approved by Stockholders	1,157,485(1)	$15.60 per share	1,272,597

Equity Compensation Plans
Not Approved by	-0-(2)	-0-	23,043
Stockholders

TOTAL	1,157,485	$15.60 per share	1,295,640
____________________

(1)	Includes options issued under the Corporation’s 1993 and 1998 Stock Incentive Plans, 1998 Independent Director’s Stock Option Plan, 2004 Omnibus Stock Incentive Plan and options assumed pursuant to the merger & acquisition of Millennium Bank on April 30, 2004.

(2)	On December 13, 1996, the Board of Directors authorized the registration of 70,354 shares of common stock for issuance under the HNC Employee Stock Bonus Plan. On December 24, 1996, in celebration of the Corporation reaching $1 billion in total assets, 41,685 shares were issued to full and part-time employees of the Corporation’s subsidiaries. Annually, since 1996, a total of 5,626 shares in the aggregate, have been awarded under this Plan to employees in recognition of exemplary service during each calendar year. When awarded, the value of shares is based on the closing price of HNC common stock as of the close of business on the last business day of the most recently completed calendar quarter. Registered shares and available shares under the Plan reflect adjustment for stock dividends.

     Additional information on the Corporation’s equity compensation plans included under Item 8, Note 1, “Notes to Consolidated Financial Statements—Stock-Based Compensation and Note 14, “Stock-Based Compensation,” is incorporated herein by reference.

Shareholder Return Performance Graph

     A line graph comparing the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stocks Index for the period of 5 fiscal years commencing January 1, 2002, and ending December 31, 2006, follows. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for Harleyville National Corporation

Notes:
A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year – end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.0 on 12/31/2001.

13811	Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.	©Copyright 2007

Item 6.     Selected Financial Data

	Year Ended December 31,
	2006(3)	2005	2004(2)	2003	2002
		(Dollars in thousands, except per share information)
Income and expense
Interest income	$178,941	$151,739	$127,729	$119,200	$132,630
Interest expense	95,768	64,618	42,638	40,079	52,610
Net interest income	83,173	87,121	85,091	79,121	80,020
Provision for loan losses	4,200	3,401	2,555	3,200	4,370
Net interest income after provision for loan losses	78,973	83,720	82,536	75,921	75,650
Noninterest income	45,445	29,990	28,158	27,638	22,523
Noninterest expense	70,927	62,479	59,561	59,529	56,297
Income before income tax expense	53,491	51,231	51,133	44,030	41,876
Income tax expense	14,076	12,403	12,566	8,697	8,949
Net income	$39,415	$38,828	$38,567	$35,333	$32,927
Per share information(1)
Basic earnings	$1.36	$1.34	$1.35	$1.28	$1.19
Diluted earnings	1.34	1.32	1.31	1.24	1.16
Cash dividends paid	0.75	0.72	0.65	0.57	0.49
Basic average common shares outstanding	28,946,847	28,891,412	28,505,392	27,557,047	27,669,811
Diluted average common shares outstanding	29,353,128	29,490,216	29,465,613	28,505,430	28,507,220
Average balance sheet
Loans	$2,014,420	$1,900,023	$1,625,419	$1,354,127	$1,333,300
Investments	925,635	903,063	941,910	950,225	823,004
Other interest-earning assets	79,670	51,740	41,064	28,782	25,411
Total assets	3,229,224	3,039,186	2,773,405	2,466,070	2,309,422
Deposits	2,469,514	2,259,831	2,094,998	1,927,899	1,808,390
Borrowed funds	434,938	456,599	372,141	270,325	247,221
Shareholders’ equity	281,847	272,974	251,963	216,846	198,373
Balance sheet at year-end
Loans	$2,047,355	$1,985,493	$1,845,802	$1,408,391	$1,333,292
Investments	911,889	901,208	943,563	924,874	971,467
Other interest-earning assets	62,975	37,455	56,291	38,551	41,910
Total assets	3,249,828	3,117,359	3,024,515	2,510,939	2,490,864
Deposits	2,516,855	2,365,457	2,212,563	1,979,081	1,979,822
Borrowed funds	389,495	439,168	488,182	255,056	253,906
Shareholders’ equity	294,751	273,232	270,532	227,053	206,206
Performance ratios
Return on average assets	1.22%	1.28%	1.39%	1.43%	1.43%
Return on average equity	13.98	14.22	15.31	16.29	16.60
Average equity to average assets	8.73	8.98	9.08	8.79	8.59
Dividend payout ratio	55.26	53.41	48.16	44.06	40.94
____________________

(1)	Adjusted for a five percent stock dividend effective 9/15/06, 9/15/05, 9/15/04 and 9/16/02 and a five-for-four stock split effective 9/15/03.

(2)	The results of operations include the acquisition of Millennium Bank effective April 30, 2004.

(3)	The results of operations include the acquisition of the Cornerstone Companies effective January 1, 2006 and the sale of the Bank’s Honesdale branch effective November 10, 2006.

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

     Allowance for Loan Losses: The Corporation maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, and the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Corporation’s results of operations in the future.

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

     Stock-based Compensation: The Corporation adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) on January 1, 2006 using the modified prospective application method of transition. SFAS 123(R) was issued by the FASB in December 2004, requiring all forms of share-based payments to employees, including employee stock options, be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. Effective January 1, 2006, the Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. The Corporation estimates the fair value of options under the Black-Scholes model which takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with SFAS 123(R), the Corporation estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under SFAS 123. The Corporation recognizes compensation expense for new grants using the straight-line method which recognizes compensation expense for shares vesting evenly over the period of vesting. Pro forma disclosures under SFAS 123 have been based upon the accrual method which treats each vesting tranche as a separate award and amortizes expense evenly (prorated) from grant date to vest date for each tranche.

     Unrealized Gains and Losses on Debt Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities.

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

Financial Overview

     The Corporation achieved its 31st consecutive year of earnings growth and the 32nd consecutive year of dividend increases to shareholders during 2006. For the year ended December 31, 2006, diluted earnings per share were $1.34 compared to $1.32 for 2005 and basic earnings per share were $1.36 for 2006 compared to $1.34 in 2005. Net income in 2006 was $39.4 million compared to $38.8 million in 2005.

     The year-to-date financial results include the favorable impact on operations from the acquisition of the Cornerstone Companies effective January 1, 2006 and the $6.9 million after-tax gain on the sale of the Bank’s Honesdale branch during the fourth quarter of 2006 partially offset by lower net interest income due to the continued margin compression during 2006. The results also reflect the issuance of 1,382,000 shares of the Corporation’s common stock for a 5% stock dividend payable September 15, 2006. All share and per share information has been restated to reflect this stock dividend.

     The Corporation’s consolidated total assets were $3.2 billion at December 31, 2006, an increase of 4.2% or $132.5 million over $3.1 billion in total assets reported at December 31, 2005. This increase was primarily attributable to loan growth of $61.9 million and an increase in cash and investments of $40.3 million. The growth in loans took place primarily in the commercial and industrial, commercial real estate and residential mortgage portfolios.

     The return on average shareholders’ equity was 13.98% in 2006 compared to 14.22% in 2005. The return on average assets was 1.22% in 2006 compared to 1.28% in 2005. The decrease in the annualized return on average shareholders’ equity during 2006 was primarily due to the retention of earnings.

     Net interest income on a tax-equivalent basis decreased $4.3 million, or 4.6%, for the year ending December 31, 2006, over the prior year. The decrease in net interest income for the year was mainly attributed to higher deposit and borrowing costs offset in part by higher loan and investment rates. The net interest margin for 2006 was 2.95% compared to 3.27% for 2005. Due to market conditions, deposit rates have increased more quickly than the loan rates have increased. Growth in average earning assets for 2006 was 5.8%. During 2006, noninterest income rose $15.5 million primarily attributed to wealth management income generated from the Cornerstone Companies acquisition in January 2006, the $10.7 million pre-tax gain on the sale of the Honesdale branch partially offset by the loss on sales of investment securities of $674,000 as compared to a gain of $4.8 million during 2005. Noninterest expense increased $8.4 million mainly due to higher salary and benefits expense of $7.2 million related to the Cornerstone Companies acquisition, higher staffing levels resulting from growth and increased incentives.

     The quality of the loan portfolio is a key focus of the Corporation. Nonperforming assets (including nonaccrual loans, net assets in foreclosure and loans 90 days or more past due) were .54% of total assets at December 31, 2006, compared to .27% at December 31, 2005. The higher level of nonperforming assets was mainly due to an increase in nonaccrual commercial mortgage loans for six borrowers totaling $6.0 million and an increase in real estate loans delinquent 90 days or more of $1.6 million.

     Core deposits (total deposits less time deposits) increased 3.4%, or $55.5 million, to $1.7 billion at December 31, 2006 as compared to $1.6 billion at December 31, 2005. Total deposits increased $151.4 million, or 6.4%, for the same period, which was primarily attributable to the growth in public fund interest checking products and time deposits.

     On November 10, 2006, the Bank completed the sale of its Honesdale branch located in Wayne County, Pennsylvania with deposits of $74.2 million, as well as loans and other assets of $22.5 million to First National Community Bank. In connection with the sale, the Bank paid net cash of $42.5 million and recorded a gain in the fourth quarter of 2006, net of federal income taxes, of $6.9 million or $.24 per diluted share. The sale of this single Wayne County location will allow the Bank to focus on expanding within its core markets and also help to provide the resources required to support strategic initiatives.

     Effective January 1, 2006, the Bank completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm specializes in providing sophisticated open architecture asset management platforms, business succession and estate planning services, life insurance sales and compensation and benefits consulting. The Cornerstone Companies had assets under management of approximately $1.5 billion at the acquisition date and serve clients throughout Pennsylvania and other mid-Atlantic states.

     The transaction was accounted for using the purchase method of accounting. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2006, the minimum operating results were met resulting in an earn-out payment of $1.0 million which was recorded as additional goodwill. At December 31, 2006, the remaining maximum payout is $6.0 million through 2010.

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

     For quarterly information for 2006 and 2005, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fourth Quarter 2006 Results,” and Table 16, “Selected Quarterly Financial Data,” which are incorporated herein by reference.

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

     Investment securities increased to $911.9 million at December 31, 2006 from $901.2 million at December 31, 2005. The investment securities available for sale increased $11.4 million and the investment securities held to maturity decreased $676,000. During 2006, $110.8 million of securities available for sale were sold which generated a pre-tax loss of $674,000. The securities sold consisted primarily of bullet and callable agency, tax-exempt municipal and mortgage-backed securities. In comparison, $273.9 million of securities available for sale were sold in 2005 which generated a pretax gain of $4.8 million.

     The following table shows the carrying value of the Corporation’s investment securities available for sale and held to maturity:

Table 1—Investment Portfolio

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Investment securities available for sale:
Obligations of other U.S. government agencies and corporations	$119,956	$157,396	$153,103
Obligations of states and political subdivisions	201,643	173,845	198,499
Mortgage-backed securities	476,107	467,568	454,730
Other securities	55,304	42,844	68,400
Total investment securities available for sale	$853,010	$841,653	$874,732
Investment securities held to maturity:
Obligations of other U.S. government agencies and corporations	$3,856	$3,843	$3,830
Obligations of states and political subdivisions	55,023	55,712	64,662
Mortgage-backed securities	—	—	339
Total investment securities held to maturity	$58,879	$59,555	$68,831

     The maturity analysis of investment securities including the weighted average yield for each category as of December 31, 2006 is as follows. Actual maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 2—Maturity and Tax-Equivalent Yield Analysis of Investment Securities

	December 31, 2006
		Due after	Due after
	Due in 1 year	1 year through	5 years through	Due after
	or less	5 years	10 years	10 years	Total
	(Dollars in thousands)
Investment securities available for sale:
Obligations of other U.S. government agencies and corporations:
Fair value	$17,694	$49,616	$47,271	$5,375	$119,956
Weighted average yield	4.26%	4.49%	5.00%	5.32%	4.69%
Weighted average maturity					4.6 years
Obligations of states and political subdivisions:
Fair value	—	83,499	71,547	46,597	201,643
Weighted average yield(1)	—%	6.05%	6.03%	5.99%	6.03%
Weighted average maturity					7.3 years
Mortgage-backed securities:
Fair value	4,656	330,584	121,881	18,986	476,107
Weighted average yield	4.39%	4.80%	5.20%	5.65%	4.93%
Weighted average maturity					4.7 years
Other debt securities:
Fair value	—	10,912	2,329	9,910	23,151
Weighted average yield	—%	5.53%	4.71%	5.95%	5.63%
Weighted average maturity					14.8 years
Equity securities:
Fair value	—	—	—	—	32,153
Weighted average yield	—%	—%	—%	—%	4.58%
Total investment securities available for sale:
Fair value	$22,350	$474,611	$243,028	$80,868	$853,010
Weighted average yield	4.28%	5.00%	5.40%	5.86%	5.16%
Weighted average maturity					5.6 years
Investment securities held to maturity:
Obligations of other U.S. government agencies and corporations:
Amortized cost	$—	$—	$—	$3,856	$3,856
Weighted average yield	—%	—%	—%	5.45%	5.45%
Weighted average maturity					11.5 years
Obligations of states and political subdivisions:
Amortized Cost	2,843	43,117	—	9,063	55,023
Weighted average yield(1)	8.02%	6.36%	—%	5.93%	6.38%
Weighted average maturity					3.7 years
Total investment securities held to maturity:
Amortized Cost	$2,843	$43,117	$—	$12,919	$58,879
Weighted average yield	8.02%	6.36%	—%	5.79%	6.32%
Weighted average maturity					4.2 years
____________________

(1)	Weighted average yield on nontaxable investment securities is shown on a tax equivalent basis (tax rate of 35%).

Loans

     Loans increased $61.9 million, or 3.1% in 2006, primarily attributed to growth in commercial and industrial, commercial real estate and residential mortgage loans. The growth in commercial loans was mainly due to the emphasis on owner-operated businesses and real estate loans in its primary market. One of the Bank’s strategic objectives is to increase its loan to deposit ratio by growing its loan portfolio at a faster pace than its deposits. The planned reduction in lease financing was due to run-off and sales. Loans increased $140.0 million, or 7.6% in 2005, primarily attributed to growth in commercial real estate loans and home equity loans.

     The following table shows the composition of the Bank’s loans, net of deferred costs:

     Table 3—Composition of Loan Portfolio

	December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans
	(Dollars in thousands)
Real estate	$845,880	41%	$791,358	40%	$693,468	37%	$498,135	35%	$422,692	33%
Commercial and industrial	507,899	25%	479,238	24%	473,514	26%	385,554	27%	376,406	27%
Consumer	685,988	34%	697,373	35%	645,718	35%	463,492	34%	446,953	33%
Lease financing	7,588	—%	17,524	1%	33,102	2%	61,210	4%	87,241	7%
Total	$2,047,355	100%	$1,985,493	100%	$1,845,802	100%	$1,408,391	100%	$1,333,292	100%

     The following table details outstanding loans by type as of December 31, 2006, in terms of contractual maturity date:

     Table 4—Selected Loan Maturity Data

	December 31, 2006
		Due after
	Due in	1 year	Due after
	1 year or less	through 5 years	5 years	Total
	(Dollars in thousands)
Real estate	$106,827	$370,669	$368,384	$ 845,880
Commercial and industrial	104,800	157,328	245,771	507,899
Consumer	227,619	187,288	271,081	685,988
Lease financing	7,588	—	—	7,588
Total	$446,834	$715,285	$885,236	$2,047,355
Loans with variable or floating interest rates	$287,142	$110,533	$361,187	$ 758,862
Loans with fixed predetermined interest rates	159,692	604,752	524,049	1,288,493
Total	$446,834	$715,285	$885,236	$2,047,355

     The Bank had no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2006 and 2005. The Bank actively monitors the risk of loan concentration. The Bank had no foreign loans, and the impact of nonaccrual and delinquent loans on total interest income was not material.

Nonperforming Assets

     Nonperforming assets include loans that are in nonaccrual status or 90 days or more past due and loans that are in the process of foreclosure. A loan is generally classified as nonaccrual when principal or interest has consistently been in default for a period of 90 days or more, when there has been deterioration in the financial condition of the borrower, or payment in full of principal or interest is not expected. Delinquent loans past due

90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future.

     Nonperforming assets (including nonaccrual loans, loans 90 days or more past due and net assets in foreclosure) were .54% of total assets at December 31, 2006, compared to 0.27% at December 31, 2005 and 0.20% at December 31, 2004. The ratio of nonperforming loans to total net loans was 0.87% at December 31, 2006, compared to 0.42% at December 31, 2005 and 0.31% at December 31, 2004.

     Nonaccruing loans increased $7.7 million to $15.2 million at December 31, 2006, as compared to December 31, 2005. The higher level of nonaccruing loans was mainly due to an increase in nonaccrual commercial mortgage loans during 2006: three borrowers totaling $2.8 million during the first quarter, one borrower for $803,000 in the second quarter and two borrowers totaling $2.4 million during the fourth quarter. Nonaccruing loans increased $2.8 million to $7.5 million at December 31, 2005, in comparison to December 31, 2004. The increase in nonaccruing loans was primarily due to commercial mortgage loans for one borrower totaling $1.5 million and commercial business loans for four borrowers totaling $1.1 million which were placed on nonaccrual of interest. The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2006, interest accrued on nonaccruing loans and not recognized as interest income was $788,000 and interest paid on nonaccruing loans of $191,000 was recognized as interest income. During 2005, interest accrued on nonaccruing loans and not recognized as interest income was $310,000 and interest paid on nonaccruing loans of $250,000 was recognized as interest income.

     Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. As of December 31, 2006, loans past due 90 days or more and still accruing interest were $2.4 million, compared to $846,000 at December 31, 2005 and $981,000 at December 31, 2004. The higher level of loans past due 90 days or more at December 31, 2006 from December 31, 2005 was primarily in the real estate loan portfolio.

     There were no net assets in foreclosure at December 31, 2006. The December 31, 2005 net assets in foreclosure balance of $29,000, decreased $341,000 from December 31, 2004. During 2005, transfers from loans to assets in foreclosure were $288,000, disposals on foreclosed properties were $466,000, and charge offs of $123,000 were recorded. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of the asset or fair value at date of acquisition) or estimated fair value.

     The following table presents information concerning nonperforming assets. Nonperforming assets include loans that are in nonaccrual status or 90 days or more past due and loans that are in the process of foreclosure.

     Table 5—Nonperforming Assets

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$15,201	$7,493	$4,705	$3,343	$5,109
Loans 90 days or more past due	2,444	846	981	1,164	1,193
Total nonperforming loans	17,645	8,339	5,686	4,507	6,302
Net assets in foreclosure	-	29	370	935	390
Total nonperforming assets	$17,645	$8,368	$6,056	$5,442	$6,692
Allowance for loan losses to nonperforming loans	119.9%	238.2%	324.6%	371.7%	272.8%
Nonperforming loans to total loans	0.87%	0.42%	0.31%	0.32%	0.47%
Allowance for loan losses to total loans	1.03%	1.00%	1.00%	1.19%	1.29%
Nonperforming assets to total assets	0.54%	0.27%	0.20%	0.22%	0.27%

Allowance for Loan Losses

     The Corporation uses the reserve method of accounting for loan losses. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

     While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans. In addition, the Office of the Comptroller of the Currency (the OCC), as an integral part of their examination process, periodically reviews the Corporation’s allowance for loan losses. The OCC may require the Corporation to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

     The Corporation’s allowance for loan losses is the accumulation of various components that are calculated based on various independent methodologies. The components of the allowance for credit losses consist of both historical losses and estimates. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Corporation’s allowance for loan losses components includes the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes and results of the loan review process. The Corporation’s historical loss component is the most significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

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

     The historical loss components of the allowance for commercial loans are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analysis of other factors that may have affected the collectibility of loans. The Corporation analyzes all commercial loans that have been identified as having potential credit risk. The review is accomplished via Watchlist Memorandum, and is designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by altering the risk window, to reflect current events and conditions.

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

     The historic loss model includes a judgmental component (environmental factors) that reflects management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit risk management staff to assess the direction of credit risk and its instant effect on losses. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the specific segments of the portfolio based on the historic loss component.

     The allowance for loan losses increased $1.3 million, or 6.5%, to $21.2 million at December 31, 2006 as compared to December 31, 2005. The increase in the allowance was primarily due to inherent risk related to loan growth and the increase in nonperforming loans of $9.3 million. The allowance for loan losses increased $1.4 million, or 7.6%, to $19.9 million at December 31, 2005 as compared to December 31, 2004. The increase in the allowance was primarily due to loan growth and the increase in nonperforming loans of $2.7 million.

     A summary of the activity in the allowance for loan losses is as follows:

     Table 6—Allowance for Loan Losses

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Average loans	$2,014,420	$1,900,023	$1,625,419	$1,354,127	$1,333,300
Allowance, beginning of year	$19,865	$18,455	$16,753	$17,190	$15,558
Loans charged off:
Commercial and industrial	1,141	353	522	515	108
Consumer	1,481	2,123	1,921	2,173	2,589
Real estate	1,047	383	208	1,311	352
Lease financing	42	188	883	556	828
Total loans charged off	3,711	3,047	3,534	4,555	3,877
Recoveries:
Commercial and industrial	55	66	58	33	105
Consumer	519	586	496	685	786
Real estate	138	326	307	80	163
Lease financing	88	78	143	120	85
Total recoveries	800	1,056	1,004	918	1,139
Net loans charged off	2,911	1,991	2,530	3,637	2,738
Reserve from Millennium Bank acquisition	—	—	1,677	—	—
Provision for loan losses	4,200	3,401	2,555	3,200	4,370
Allowance, end of year	$21,154	$19,865	$18,455	$16,753	$17,190
Ratio of net charge offs to average loans outstanding	0.14%	0.10%	0.16%	0.27%	0.21%

     The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

     Table 7—Allocation of the Allowance for Loan Losses by Loan Type

	December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance
	(Dollars in thousands)
Real estate	$7,918	38%	$6,422	32%	$4,923	27%	$3,919	23%	$2,980	17%
Commercial and industrial	9,119	43%	8,534	43%	7,456	40%	6,840	41%	5,248	31%
Consumer	4,041	19%	4,596	23%	5,515	30%	4,990	30%	7,392	43%
Lease financing	76	–%	313	2%	561	3%	1,004	6%	1,570	9%
Total	$21,154	100%	$19,865	100%	$18,455	100%	$16,753	100%	$17,190	100%

Deposits and Borrowings

     Deposits and borrowings are the primary funding sources of the Corporation. Core deposits increased 3.4%, or $55.5 million, to $1.7 billion at December 31, 2006, up from $1.6 billion at December 31, 2005. Total deposits increased 151.4 million, or 6.4% for the same period, which was primarily attributable to the growth in public fund interest checking products and time deposits. The Corporation has placed more emphasis on government banking to provide additional funding sources through relationships with municipalities and school districts resulting in both interest-bearing checking accounts and large time deposits.

Deposit Structure

     The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

     Table 8—Average Deposits

	December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand—noninterest-bearing	$333,406	—%	$335,962	—%	$312,963	—%
Demand—interest-bearing	450,256	3.24%	351,071	1.64%	289,611	0.66%
Money market and savings	836,940	2.91%	889,332	1.86%	824,123	0.96%
Time deposits	848,912	4.29%	683,466	3.56%	668,301	3.13%
Total interest-bearing deposits	$2,136,108	3.53%	$1,923,869	2.42%	$1,782,035	1.73%
Total deposits	$2,469,514		$2,259,831		$2,094,998

     The maturity distribution of certificates of deposit of $100,000 and over as of December 31, 2006 is as follows:

     Table 9—Maturity Distribution of Certificates of Deposit $100,000 and Over

(Dollars
in thousands)
Three months or less	$46,594
Over three months to six months	69,173
Over six months to twelve months	64,955
Over twelve months	121,321
Total	$302,043

Borrowings

     Borrowings decreased $49.7 million to $389.5 million at December 31, 2006 from $439.2 million at December 31, 2005. The decrease was the result of reductions of $58.0 million in long-term Federal Home Loan Bank (FHLB) borrowings offset in part by increases of $8.3 million in short-term borrowings.

     Borrowings decreased $49.0 million to $439.2 million at December 31, 2005 from $488.2 million at December 31, 2004. The decrease was the result of reductions of $99.8 million in short-term borrowings offset in part by increases of $25.0 million in long-term Federal Home Loan Bank (FHLB) borrowings and $25.8 in subordinated debt. Subordinated debt increased to $51.5 million at December 31, 2005. The Corporation completed a private placement of $25.0 million in aggregate principal amount of fixed/floating rate preferred securities (subordinated debt) through a newly formed Delaware trust affiliate HNC Statutory Trust III on September 28, 2005.

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

     Table 10—Securities Sold under Agreements to Repurchase

	At or for the year ended December 31,
Securities sold under agreements to repurchase:	2006	2005	2004
	(Dollars in thousands)
Balance at year-end	$96,840	$88,118	$84,945
Weighted average rate at year-end	4.61%	3.45%	1.51%
Maximum month-end balance	$100,944	$155,239	$199,493
Average balance during the year	$128,185	$102,722	$106,169
Weighted average rate during the year	4.37%	2.64%	0.93%

Results of Operations

     Net income is affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; (3) noninterest income, which is made up primarily of certain fees, wealth management income and gains and losses from sales of securities or other transactions; (4) noninterest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes. Each of these major elements is reviewed in more detail in the following discussion.

Net Interest Income

     Net interest income on a tax equivalent basis in 2006 decreased $4.3 million, or 4.6% to $89.2 million, compared to 2005. The decrease in 2006 was mostly due to higher deposit rates, partially offset by higher loan rates and loan volume. As a result of market conditions, deposit rates have continued to increase more quickly than the loan rates have increased. Net interest income on a tax equivalent basis in 2005 increased $962,000, or 1.0% to $93.5 million in comparison to 2004. The increase in 2005 was mostly due to higher loan volume, partially offset by higher deposit rates.

     The rate volume analysis in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the last three years by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

     Table 11—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	2006 compared to 2005			2005 compared to 2004
	Net	Due to Change in		Net	Due to Change in
	Change	Volume	Rate	Change	Volume	Rate
	(Dollars in thousands)
Increase (decrease) in interest income:
Investment securities(1)	$5,611	$1,019	$4,592	$(800)	$(1,705)	$905
Federal funds sold and deposits in banks	2,416	1,134	1,282	1,113	166	947
Loans(1)(2)	18,843	7,244	11,599	22,629	16,600	6,029
Total	26,870	9,397	17,473	22,942	15,061	7,881
Increase (decrease) in interest expense:
Savings and money market deposits	16,587	874	15,713	12,448	1,237	11,211
Time deposits	12,130	6,567	5,563	3,428	483	2,945
Borrowed funds	2,433	(881)	3,314	6,104	2,994	3,110
Total	31,150	6,560	24,590	21,980	4,714	17,266
Net increase (decrease) in interest income	$(4,280)	$2,837	$(7,117)	$962	$10,347	$(9,385)
____________________

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis using a tax rate of 35%.

(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

     Interest income on a tax-equivalent basis in 2006 increased $26.9 million, or 17.0% to $185.0 million, in comparison to 2005. The increase was primarily due to higher average loans of $114.4 million, or 6.0%, and a 59 basis point rise in the average rates earned on loans. The average yield on investments also increased 50 basis points. Interest expense increased $31.2 million, to $95.8 million during 2006 mostly attributed to higher deposit and borrowing rates. The average rate paid on deposits during 2006 of 3.53% was 111 basis points higher compared to 2005 primarily due to higher rates on money market accounts, interest checking accounts and time deposits accounts. These higher rates resulted from the continued increase in short-term rates during 2006. The average rate paid on borrowings for 2006 of 4.69% was 75 basis points higher than 2005 mainly due to an increase in short-term borrowing rates.

     Interest income on a tax-equivalent basis in 2005 increased $22.9 million, or 17.0% to $158.1 million as compared to 2004. This increase was mainly due to an increase in average loans of $274.6 million, or 16.9%, and a 35 basis point rise in the average rates earned on loans. Interest expense increased $22.0 million, to $64.6 million during 2005 mainly attributed to higher deposit and borrowing rates. The average rate paid on deposits during 2005 of 2.42% was 69 basis points higher compared to 2004 and the average rate paid on borrowings for 2005 of 3.94% was 75 basis points higher than 2004 primarily resulting from the increase in short-term rates during 2005.

Net Interest Margin

     The 2006 net interest margin of 2.95% was lower than the net interest margins for 2005 and 2004 of 3.27% and 3.55%, respectively. The decline in the net interest margin during 2006 and 2005 is mainly attributable to higher deposit and borrowing costs offset in part by higher loan and investment rates. As a result of market conditions, deposit rates have continued to increase more quickly than the loan rates have increased.

     During 2006, the Corporation continued to manage its balance sheet in an effort to position it during the current rising rate scenario. The Corporation continued to sell securities with lower fixed rates and longer average lives in a rising rate and inverted yield curve environment and purchased securities with higher yields and more stable cash flows. As a result, the balance sheet is better positioned to mitigate market risk.

     The table below presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields:

     Table 12—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

	Year Ended December 31,
	2006			2005			2004
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Earning Assets:
Investment securities:
Taxable investments	$672,648	$30,296	4.50%	$648,630	$23,923	3.69%	$702,183	$23,891	3.40%
Nontaxable investments(1)	252,987	15,421	6.10	254,433	16,183	6.36	239,727	17,015	7.10
Total investment securities	925,635	45,717	4.94	903,063	40,106	4.44	941,910	40,906	4.34
Federal funds sold and deposits in
banks	79,670	4,053	5.09	51,740	1,637	3.16	41,064	524	1.28
Loans(1)(2)	2,014,420	135,197	6.71	1,900,023	116,354	6.12	1,625,419	93,725	5.77
Total earning assets	3,019,725	184,967	6.13	2,854,826	158,097	5.54	2,608,393	135,155	5.18
Noninterest-earning assets	209,499			184,360			165,012
Total assets	$3,229,224			$3,039,186			$2,773,405
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,287,196	38,906	3.02%	$1,240,403	22,319	1.80%	$1,113,734	9,871	0.89%
Time	848,912	36,460	4.29	683,466	24,330	3.56	668,301	20,902	3.13
Total interest-bearing deposits	2,136,108	75,366	3.53	1,923,869	46,649	2.42	1,782,035	30,773	1.73
Borrowed funds	434,938	20,402	4.69	456,599	17,969	3.94	372,141	11,865	3.19
Total interest-bearing liabilities	2,571,046	95,768	3.72	2,380,468	64,618	2.71	2,154,176	42,638	1.98
Noninterest-bearing liabilities:
Demand deposits	333,406			335,962			312,963
Other liabilities	42,925			49,782			54,303
Total noninterest-bearing liabilities	376,331			385,744			367,266
Total liabilities	2,947,377			2,766,212			2,521,442
Shareholders’ equity	281,847			272,974			251,963
Total liabilities and shareholders’ equity	$3,229,224			$3,039,186			$2,773,405
Net interest spread			2.41			2.83			3.20
Effect of noninterest-bearing sources			0.54			0.44			0.35
Net interest income/margin on earning
assets		$89,199	2.95%		$93,479	3.27%		$92,517	3.55%
Less tax equivalent adjustment		6,026			6,358			7,426
Net interest income		$83,173			$87,121			$85,091
____________________

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis (tax rate of 35%).

(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

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

     At December, 31, 2006, the Corporation had cash flow hedges in the form of interest rate swaps with a notional amount of $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Corporation to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges with a notional amount of $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $442,000 and $69,000 for the years ended December 31, 2006 and 2005 and estimates that for 2007, $429,000 will be recognized as an increase in net interest income. These swaps mature in 2008. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” For the years ended December 31, 2006 and 2005, the Corporation amortized into net interest income $151,000 and $159,000, respectively related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. The Corporation has entered into fair value hedges with a notional amount of $4.8 million with $7,000 of interest income recognized for the year ended December 31, 2006. These swaps mature in 2015 through 2016. At December 31, 2006, the Corporation had swap agreements with a positive fair value of $545,000 and with a negative fair value of $21,000. At December 31, 2005, the swaps had a positive fair value of $623,000. There was no hedge ineffectiveness recognized during 2006, 2005 and 2004.

     The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. The Corporation’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2006, is presented in the following table. The data in the table was based in part on assumptions that are regularly reviewed for accuracy. The table presents data at a single point in time and includes management assumptions estimating the prepayment rate and the interest rate environment prevailing at December 31, 2006. The table indicates a liability sensitive one-year cumulative gap position of 9.51% of total earning assets.

     Table 13—Contractual Repricing Data of Interest Sensitive Assets and Liabilities

	December 31, 2006
			After 1 year
	0 to	91 to	through	Over
	90 days	365 days	5 years	5 years	Total
	(Dollars in thousands)
Earning assets
Investment securities	$120,754	$131,025	$373,803	$286,307	$911,889
Federal funds sold and deposits in banks	62,975	—	—	—	62,975
Loans	659,216	148,161	721,192	518,786	2,047,355
Total earning assets	$842,945	$279,186	$1,094,995	$805,093	$3,022,219
Interest-bearing liabilities
Interest-bearing checking accounts	$166,538	$189,526	$183,910	$—	$539,974
Money market funds	80,129	211,493	371,344	—	662,966
Savings accounts	6,669	20,005	106,696	—	133,370
Time deposits	137,249	448,220	266,545	558	852,572
Borrowed funds	169,566	40,000	119,774	60,155	389,495
Total interest-bearing liabilities	$560,151	$909,244	$1,048,269	$60,713	$2,578,377
Interest rate swaps	$59,750	$—	$(55,000)	$(4,750)	$—
Incremental gap	$342,544	$(630,058)	$(8,274))	$739,630
Cumulative gap(1)	$342,544	$(287,514)	$(295,788)	$443,842
Cumulative gap as a percentage of earning
assets	11.33%	–9.51%	–9.79%	14.69%
____________________

(1)	The information is based upon significant assumptions, including the following: loans and leases are repaid by contractual maturity and repricing; securities, except mortgage-backed securities, are repaid according to contractual maturity adjusted for call features; mortgage-backed security repricing is adjusted for estimated early paydowns; interest-bearing demand, regular savings, and money market savings deposits are estimated to exhibit some rate sensitivity based on management’s analysis of deposit withdrawals; and time deposits are shown in the table based on contractual maturity.

   Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the December 31, 2006 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates increase or decrease 100 or 200 basis points.

     The following table forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of December 31, 2006. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

     Table 14—Market Value of Equity

	December 31, 2006
				Asset/Liability
		Change in		Approved
	Market Value	Market Value	Percentage	Percent
	of Equity	of Equity	Change	Change
	(Dollars in thousands)
+300 Basis Points	$344,758	$(109,664)	–24.13%	+/–35%
+200 Basis Points	384,408	(70,014)	–15.41	+/–25
+100 Basis Points	421,920	(32,502)	–7.15	+/–15
Flat Rate	454,422	—	0.00	—
– 100 Basis Points	456,673	2,251.50		+/–15
– 200 Basis Points	448,942	(5,480)	–1.21	+/–25
– 300 Basis Points	437,970	(16,452)	–3.62	+/–35

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

Provision for Loan Losses

     The provision for loan losses of $4.2 million for 2006 reflected an increase of $799,000 compared to the 2005 provision of $3.4 million. The increase in the provision during 2006 was primarily due to inherent risk related to loan growth and the increase in non-performing loans of $9.3 million. Total net loans charged off in 2006, 2005 and 2004 were $2.9 million, $2.0 million and $2.5 million, respectively.

Noninterest Income

     Noninterest income of $45.4 million for the year ended December 31, 2006 reflects an increase of $15.5 million from 2005. During the fourth quarter of 2006, the Bank recognized a pre-tax gain of $10.7 million on the sale of its Honesdale branch. The sale of this single Wayne County location included $74.2 million in deposits, as well as approximately $22.5 million in loans and other assets, and resulted in a net cash payment of $42.5 million. The acquisition of the Cornerstone Companies was the primary driver of increases in wealth management income of $8.0 million for the year of 2006 over 2005, partially offset by the sale of Cumberland Advisors, which was divested in the second quarter of 2005. In addition, noninterest income for 2006 included the pre-tax gain of $1.4 million on the sale of the Bank’s $15.3 million credit card portfolio during the second quarter as well as increases in fee revenue resulting from credit card operations. Losses on sales of investment securities for 2006 were $674,000 as compared to gains of $4.8 million for 2005. Noninterest income for 2005 included the gains of $690,000 and $287,000 on the sales of Harleysville National Bank’s McAdoo branch and Cumberland Advisors, Inc., respectively, during the second quarter.

     Noninterest income of $30.0 million during 2005 increased $1.8 million compared to 2004. This was mainly due to an increase of $1.1 million in gains on sales of investment securities and gains of $690,000 and $287,000 on the sales of Harleysville National Bank’s McAdoo branch and Cumberland Advisors, Inc., respectively, during the second quarter of 2005. The increase in net security gains in 2005 was primarily the result of sales of tax-exempt, trust preferred and equity securities to position the balance sheet in the interest rate environment. The sale of the Bank’s McAdoo branch located in Schuylkill County, Pennsylvania included deposits of $13.9 million as well as certain loans and other assets of $5.8 million to The Legacy Bank. The sale of the Bank’s former subsidiary, Cumberland Advisors, Inc. was a stock sale for $2.0 million cash. It was acquired by the Corporation on April 30, 2004 as part of its Millennium Bank acquisition. Based upon management’s analysis of Cumberland Advisors’ results of operations and assets in comparison to the Corporation’s, management determined the impact of the sale of Cumberland Advisors was immaterial, and therefore the transaction was not presented as discontinued operations.

Noninterest Expense

     Noninterest expense of $70.9 million for the year ended December 31, 2006 increased $8.4 million in comparison to 2005. Salaries and benefits expense rose $7.2 million during 2006 from the previous year, primarily related to the acquisition of the Cornerstone Companies, partially offset by the sale of Cumberland Advisors in the second quarter of 2005, higher staffing levels resulting from growth, increased incentives, non-recurring compensation and severance charges primarily related to the former Chief Executive Officer’s contract, and compensation expense of $440,000 resulting from recording the Corporation’s stock option expense in conformance with FAS 123(R), “Stock Based Compensation.” Occupancy expense increased $494,000 for the year ended December 31, 2006, over 2005 mostly due to the Cornerstone Companies acquisition and a new branch opening. Other expense increased $2.0 million during 2006 mainly as a result of the Cornerstone Companies acquisition including amortization of intangible assets of $448,000 partially offset by decreased marketing expenses during 2006.

     Noninterest expense of $62.5 million during 2005 increased $2.9 million compared to 2004. Salaries and benefits expense increased $361,000 for the year of 2005 over 2004, primarily due to the acquisition of Millennium Bank, increased staffing levels resulting from growth and higher pension and healthcare costs partially offset by lower bonus expense. Occupancy expense increased $619,000 in 2005 over 2004, mostly due to the Millennium acquisition and a new branch opening. Other expense increased $2.3 million during 2005 mainly due to increased expenses for advertising and professional fees (Sarbanes-Oxley related) as well as lower loan origination expense deferrals related to decreased loan origination volume.

Income Taxes

     The effective income tax rates for 2006, 2005 and 2004 were 26.3%, 24.2% and 24.6% were less than the applicable federal statutory rate of 35%. The Corporation’s effective rates were lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance, as well as for 2005, the non-taxable gain on the sale of Cumberland Advisors, Inc.

Capital

     Capital formation is important to the Corporation’s well being and future growth. Capital, at the end of 2006, was $294.8 million, an increase of $21.5 million over the end of 2005. The increase was primarily the result of the retention of the Corporation’s earnings and issuances of stock for stock options including tax benefits partially offset by dividends paid to the shareholders. At December 31, 2005, capital was $273.2 million, an increase of $2.7 million over December 31, 2004. The increase was primarily the result of the retention of the Corporation’s earnings partially offset by dividends paid to the shareholders, the Corporation’s repurchase of its common stock and the accumulated other comprehensive loss. Management believes that the Corporation’s current capital position and liquidity position are strong and that its capital position is adequate to support its operations. Management is not aware of any recommendation by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation’s capital.

     Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is generally common stockholder’s equity and retained earnings adjusted to exclude disallowed goodwill and identifiable intangibles as well as the inclusion of qualifying trust preferred securities. Tier 2 capital for the Corporation is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 capital ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At December 31, 2006, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.75%, and the total risk-adjusted capital ratio was 12.58%, both well above regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at the end of 2006. At December 31, 2005, the Corporation’s Tier 1 risk-adjusted capital ratio was 12.17%, and the total risk-adjusted capital ratio was 12.98%. The lower risk-based capital ratios of the Corporation at December 31, 2006 compared to December 31, 2005 were mainly due to the decrease in Tier 1 capital from the additional disallowed goodwill and identifiable intangibles related to the acquisition of the Cornerstone Companies during January 2006.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board (FRB) established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% or 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 9.36% and 9.69% at December 31, 2006 and 2005, respectively. The lower leverage ratio of the Corporation at December 31, 2006 was mainly due to an increase in average assets which included increases in average loans and average federal funds sold.

     Under FDIC regulations, a “well capitalized” institution must have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and not be subject to a capital directive order. To be considered “adequately capitalized” an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. An institution is deemed to be “critically under capitalized” if it has a tangible equity ratio of 2% or less. As of December 31, 2006, the Bank is above the regulatory minimum guidelines and meets the criteria to be categorized as a “well capitalized” institution.

     The cash dividends paid during 2006 of $.75 per share was 4.2% higher than the cash dividends in 2005 of $.72. The proportion of net income paid out in dividends for 2006 was 55.26%, compared to 53.41% for 2005. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during 2006.

Liquidity

     Liquidity is a measure of the ability of the Corporation to meet its current cash needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Bank arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The Corporation’s decisions with regard to liquidity are based on the projections of potential sources and uses of funds for the next 120 days under the Corporation’s asset/liability model.

     The resulting projections as of December 31, 2006, show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB of Pittsburgh. As of December 31, 2006, the Bank had borrowings outstanding with the FHLB of $239.8 million, all of which were long-term and pledged investment securities with a carrying value for available for sale of $564.6 million and held to maturity of $52.8 million. At December 31, 2006, the Bank had unused lines of credit at the FHLB of $181.7 million and unused federal funds lines of credit of $195.0 million.

     There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way.

     The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2006:

     Table 15—Contractual Obligations and Other Commitments

	December 31, 2006
			After one	After three
		One year or	year through	years through	After five
	Total	less	three years	five years	years
	(Dollars in thousands)
Minimum annual operating leases	$30,351	$2,343	$4,357	$3,703	$19,948
Remaining contractual maturities of time
deposits	852,572	585,203	169,015	98,259	95
Long-term borrowings and subordinated
debt	291,298	55,000	85,750	44,000	106,548
Unfunded home equity lines
of credit(1)	301,344	771	10,239	12,785	277,549
Unfunded other loan lines of credit	448,984	360,401	50,733	26,863	10,987
Unfunded residential mortgages	3,497	3,497	—	—	—
Standby letters of credit	25,960	23,250	1,109	38	1,563
Total	$1,954,006	$1,030,465	$321,203	$185,648	$416,690
____________________

(1)	Home equity lines of credit in the after five years category have no stated expiration.

     The Bank also had commitments with customers to extend mortgage loans at a specified rate at December 31, 2006 and 2005 of $2.3 million and $1.8 million, respectively and commitments to sell mortgage loans at a specified rate at December 31, 2006 and 2005 of $792,000 and $1.1 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At December 31, 2006 and 2005, the fair values of the loan commitments were $12,000 and $320, respectively, which were recorded as other income.

     During April 2006, the Bank sold its existing credit card portfolio of $15.3 million. The sale agreement stipulates that any credit card accounts delinquent over 30 days, overlimit accounts and petitioned bankruptcies will be guaranteed by the Bank for a period of one year. Of the $15.3 million in credit card receivables sold, $529,000 was sold with full recourse which was the total potential recourse exposure at the time of the sale. During the second quarter of 2006, the Bank recorded a recourse liability of $371,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar credit card receivables. The Bank will be subject to the full recourse obligations for a period of one year. At December 31, 2006, the total potential recourse exposure had been reduced to $195,000 with a current recourse liability of $96,000.

     During January 2006, the Bank completed its acquisition of the Cornerstone Companies. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2006, the minimum operating results were met resulting in an earn-out payment of $1.0 million which was recorded as additional goodwill. At December 31, 2006, the remaining maximum payout is $6.0 million through 2010.

     During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010 with approximately 85% of the lease financing receivables estimated to be paid down by December 31, 2007. The outstanding balance of these sold leases at December 31, 2006 was $3.0 million with a total recourse exposure of $709,000 and a current recourse liability of $64,000.

     For information on known uncertainties, see Item 1, “Business.”

Fourth Quarter 2006 Results (Unaudited)

     Net income for the fourth quarter of 2006 was $13.3 million, as compared to $9.8 million for the fourth quarter of 2005. Diluted and basic earnings per share during the fourth quarter of 2006 were $.45 and $.46, respectively, compared with $.34 for the fourth quarter of 2005.

     Net interest income on a tax equivalent basis in the fourth quarter of 2006 decreased $2.0 million, or 8.7%, from the same period in 2005. The decrease during 2006 was mainly attributable to higher deposit and borrowing costs offset in part by higher loan and investment rates. The net interest margin for the fourth quarter of 2006 was 2.75%, compared to 3.16% for the fourth quarter of 2005. Due to market conditions, deposit rates have increased at a faster rate than loan rates, resulting in a lower net interest margin. Average earning assets increased $145.9 million, or 5.0%, during the fourth quarter of 2006 versus the comparable period in 2005. Average loans grew by $72.8 million, or 3.7%, during the same period with average federal funds sold to correspondent banks increasing $58.2 million. Average interest-bearing deposits were up $211.3 million, or 10.5%, primarily as a result of growth in interest-bearing checking accounts and time deposits.

     Noninterest income of $18.2 million for the fourth quarter of 2006 reflects an increase of $10.6 million from the comparable period in 2005. During the fourth quarter of 2006, the Bank recognized a pre-tax gain of $10.7 million on the sale of its Honesdale branch. The sale of this single Wayne County location included $74.2 million in deposits, as well as approximately $22.5 million in loans and other assets. Wealth management income increased $2.1 million during the fourth quarter of 2006 over the same period in 2005 mainly attributable to the acquisition of the Cornerstone Companies. Losses on sales of investment securities for the fourth quarter of 2006 were $674,000 as compared to gains of $1.7 million during the same period in 2005.

     Noninterest expense of $18.5 million for the fourth quarter of 2006 increased $3.7 million from $14.8 million in the fourth quarter of 2005. Salaries and benefits expense rose $3.2 million during the fourth quarter of 2006 from the comparable period in 2005, primarily related to the acquisition of the Cornerstone Companies, higher staffing levels resulting from growth, increased incentives, and compensation expense of $95,000 resulting from recording the Corporation’s stock option expense in conformance with FAS 123(R), “Stock Based Compensation.” Occupancy expense and other expense increased $127,000 and $402,000, respectively, during the fourth quarter of 2006 over the same period in 2005 mostly due to the Cornerstone Companies acquisition including amortization of intangible assets of $112,000 in other expense.

     The following is the summarized (unaudited) consolidated quarterly financial data of the Corporation which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Corporation’s results of operations:

     Table 16—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended 2006				Three Months Ended 2005
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in thousands, except per share information)
Interest income	$46,661	$45,961	$44,223	$42,096	$41,008	$38,570	$36,889	$35,272
Interest expense	26,849	25,347	22,947	20,625	19,148	16,826	15,042	13,602
Net interest income	19,812	20,614	21,276	21,471	21,860	21,744	21,847	21,670
Provision for loan
losses	1,200	900	900	1,200	1,351	650	650	750
Net interest income after
provision for loan
losses	18,612	19,714	20,376	20,271	20,509	21,094	21,197	20,920
Noninterest income	18,206	8,286	10,020	8,933	7,565	7,730	7,752	6,943
Noninterest expense	18,467	17,560	17,775	17,125	14,770	15,313	16,893	15,503
Income before income
tax expense	18,351	10,440	12,621	12,079	13,304	13,511	12,056	12,360
Income tax expense	5,079	2,533	3,336	3,128	3,493	3,349	2,366	3,195
Net income	$13,272	$7,907	$9,285	$8,951	$9,811	$10,162	$9,690	$9,165
Net income per share(1)
Basic	$0.46	$0.27	$0.32	$0.31	$0.34	$0.35	$0.33	$0.32
Diluted	$0.45	$0.27	$0.32	$0.30	$0.34	$0.34	$0.33	$0.31
____________________

(1)	Adjusted for a five percent stock dividend effective 9/15/06 and 9/15/05.

(2)	The results of operations include the acquisition of the Cornerstone Companies effective January 1, 2006 and the sale of the Bank’s Honesdale branch effective November 10, 2006.

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

     No material changes in market risk strategy occurred during the fourth quarter of 2006. The Corporation continues to experience a challenging interest rate environment which has impacted our interest rate sensitivity exposure. Information on quantitative and qualitative disclosures about market risk is incorporated by reference to the discussion contained in Item 7, under the caption “Interest Rate Sensitivity,” and Table 13, “Contractual Repricing Data of Interest Sensitive Assets and Liabilities,” and Table 14, “Market Value of Equity.”

Item 8.     Financial Statements and Supplementary Data

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)
Assets
Cash and due from banks	$61,895	$57,756
Federal funds sold and securities purchased under agreements to resell	59,000	35,000
Interest-bearing deposits in banks	3,975	2,455
Total cash and cash equivalents	124,870	95,211
Residential mortgage loans held for sale	1,857	2,028
Investment securities available for sale	853,010	841,653
Investment securities held to maturity (market value $59,297 and $59,753, respectively)	58,879	59,555
Loans and leases	2,045,498	1,983,465
Less: Allowance for loan losses	(21,154)	(19,865)
Net loans	2,024,344	1,963,600
Premises and equipment, net	33,785	27,570
Accrued interest receivable	14,950	13,282
Goodwill	43,956	31,552
Intangible assets, net	7,282	4,031
Bank-owned life insurance	61,720	59,334
Other assets	25,175	19,543
Total assets	$3,249,828	$3,117,359
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$327,973	$363,440
Interest-bearing:
Checking accounts	539,974	387,374
Money market accounts	662,966	667,952
Savings	133,370	190,033
Time deposits	852,572	756,658
Total deposits	2,516,855	2,365,457
Federal funds purchased and securities sold under agreements to repurchase	96,840	88,118
Other short-term borrowings	1,357	1,752
Long-term borrowings	239,750	297,750
Accrued interest payable	31,358	28,276
Subordinated debt	51,548	51,548
Other liabilities	17,369	11,226
Total liabilities	2,955,077	2,844,127
Shareholders’ equity:
Series preferred stock, par value $1 per share; authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares; issued 29,074,250 shares
in 2006 and 27,500,407 shares in 2005	29,074	27,500
Additional paid-in capital	194,713	167,418
Retained earnings	79,339	88,285
Accumulated other comprehensive loss	(6,103)	(8,618)
Treasury stock, at cost: 109,767 shares in 2006 and 64,700 shares in 2005	(2,272)	(1,353)
Total shareholders’ equity	294,751	273,232
Total liabilities and shareholders’ equity	$3,249,828	$3,117,359

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Interest income
Loans and leases, including fees	$134,115	$115,333	$92,518
Investment securities:
Taxable	30,296	23,923	23,891
Exempt from federal taxes	10,477	10,846	10,796
Federal funds sold and securities purchased under agreements to resell	3,838	1,451	489
Deposits in banks	215	186	35
Total interest income	178,941	151,739	127,729
Interest expense
Savings and money market deposits	38,906	22,319	9,871
Time deposits	36,460	24,330	20,902
Short-term borrowings	5,202	3,972	1,381
Long-term borrowings	15,200	13,997	10,484
Total interest expense	95,768	64,618	42,638
Net interest income	83,173	87,121	85,091
Provision for loan losses	4,200	3,401	2,555
Net interest income after provision for loan losses	78,973	83,720	82,536
Noninterest income
Service charges	8,002	8,202	7,807
(Loss) gain on sales of investment securities, net	(674)	4,794	3,689
Gain on sale of branch	10,650	690	—
Gain on sale of credit card portfolio	1,444	—	—
Wealth management	14,698	6,651	6,586
Bank-owned life insurance	2,386	2,234	2,406
Other income	8,939	7,419	7,670
Total noninterest income	45,445	29,990	28,158
Net interest income after provision for loan losses and
noninterest income	124,418	113,710	110,694
Noninterest expense
Salaries, wages and employee benefits	44,647	37,441	37,080
Occupancy	5,670	5,176	4,557
Furniture and equipment	3,664	4,231	4,863
Marketing	1,854	2,506	2,262
Other expense	15,092	13,125	10,799
Total noninterest expense	70,927	62,479	59,561
Income before income tax expense	53,491	51,231	51,133
Income tax expense	14,076	12,403	12,566
Net income	$39,415	$38,828	$38,567
Net income per share information:
Basic	$1.36	$1.34	$1.35
Diluted	$1.34	$1.32	$1.31
Cash dividends per share	$0.75	$0.72	$0.65
Weighted average number of common shares:
Basic	28,946,847	28,891,412	28,505,392
Diluted	29,353,128	29,490,216	29,465,613

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Treasury
	Stock	Stock	Common			Accumulated
	Number	Number	Stock	Additional		Other
	of	of	Par	Paid in	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Total	Income (Loss)
	(Dollars and share information in thousands)
Balance January 1, 2004	24,668	(823)	$24,668	$98,646	$109,502	$8,098	$(13,861)	$227,053
Issuance of stock for stock
options, net of tax
benefits	411	—	411	4,832	—	—	—	5,243
Issuance of stock awards	—	—	—	7	—	—	—	7
Stock dividend	1,295	(46)	1,295	28,456	(29,764)	—	—	(13)
Net income	—	—	—	—	38,567	—	—	38,567	$38,567
Other comprehensive loss, net
of reclassifications and tax	—	—	—	—	—	(6,855)	—	(6,855)	(6,855)
Issuance of common stock for
acquisition of Millennium
Bank	946	—	946	27,974	—	—	—	28,920
Purchases of treasury stock	—	(190)	—	399	—	—	(4,214)	(3,815)
Sale of treasury stock	—	16	—	(275)	—	—	275	—
Cash dividends	—	—	—	—	(18,575)	—	—	(18,575)
Comprehensive income									$31,712
Balance December 31, 2004	27,320	(1,043)	27,320	160,039	99,730	1,243	(17,800)	270,532
Issuance of stock for stock
options, net of tax
benefits	142	153	142	1,284	—	—	3,027	4,453
Issuance of stock awards	—	—	—	5	—	—	—	5
Stock dividend	38	1,272	38	6,090	(29,535)	—	23,392	(15)
Net income	—	—	—	—	38,828	—	—	38,828	$38,828
Other comprehensive loss, net
of reclassifications and tax	—	—	—	—	—	(9,861)	—	(9,861)	(9,861)
Purchases of treasury stock	—	(446)	—	—	—	—	(9,972)	(9,972)
Cash dividends	—	—	—	—	(20,738)	—	—	(20,738)
Comprehensive income									$28,967
Balance December 31, 2005	27,500	(64)	$27,500	$167,418	$88,285	$(8,618)	$(1,353)	$273,232
Issuance of stock for stock
options, net of excess tax
benefits	192	220	192	1,662	—	—	4,583	6,437
Issuance of stock awards	—	—	—	5	—	—	—	5
Stock-based compensation
expense	—	—	—	440	—	—	—	440
Stock dividend	1,382	—	1,382	25,188	(26,582)	—	—	(12)
Net income	—	—	—	—	39,415	—	—	39,415	$39,415
Other comprehensive income,
net of reclassifications
and tax	—	—	—	—	—	2,515	—	2,515	2,515
Purchases of treasury stock	—	(265)	—	—	—	—	(5,502)	(5,502)
Cash dividends	—	—	—	—	(21,779)	—	—	(21,779)
Comprehensive income									$41,930
Balance December 31, 2006	29,074	(109)	$29,074	$194,713	$79,339	$(6,103)	$(2,272)	$294,751

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating activities
Net income	$39,415	$38,828	$38,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,200	3,401	2,555
Depreciation and amortization	4,483	3,909	4,178
Net amortization of investment securities discounts/premiums	3,327	5,890	6,011
Deferred income expense (benefit)	659	(5,530)	(3,582)
Loss (gain) on sales of investment securities, net	674	(4,794)	(3,689)
Gain on sale of branch	(10,650)	(690)	—
Gain on sale of credit card portfolio	(1,444)	—	—
Gain on sale of bank subsidiary	—	(287)	—
Bank-owned life insurance income	(2,386)	(2,234)	(2,406)
Stock-based compensation expense	440	—	—
Net increase in accrued interest receivable	(1,725)	(1,205)	(985)
Net increase in accrued interest payable	4,412	2,039	3,183
Net (increase) decrease in other assets	(8,085)	3,214	(2,007)
Net increase (decrease) in other liabilities	1,711	(8,850)	6,416
Other, net	(89)	86	7
Net cash provided by operating activities	34,942	33,777	48,248
Investing activities
Proceeds from sales of investment securities available for sale	110,842	273,919	1,348,441
Proceeds from maturity or calls of investment securities held to maturity	617	9,243	5,040
Proceeds from maturity or calls of investment securities available for sale	158,146	196,161	260,892
Purchases of investment securities held to maturity	—	—	(3,826)
Purchases of investment securities available for sale	(278,063)	(454,254)	(1,607,251)
Net increase in loans	(101,554)	(147,029)	(283,337)
Net cash paid due to acquisition, net of cash acquired	(14,525)	—	(18,439)
Net cash paid in sale of branch	(42,472)	(7,431)	—
Net proceeds from sale of credit card portfolio	16,705	—	—
Net cash received from sale of bank subsidiary	—	1,931	—
Purchases of premises and equipment	(10,783)	(4,783)	(5,244)
Proceeds from sales of premises and equipment	857	35	—
Purchase of bank-owned life insurance	—	(5,000)	—
Proceeds from sales of other real estate	109	466	1,085
Net cash used in investing activities	(160,121)	(136,742)	(302,639)
Financing activities
Net increase in deposits	225,554	166,472	82,234
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	8,722	(54,327)	55,633
(Decrease) increase in short-term borrowings	(395)	(45,461)	42,198
Advances of long-term borrowings	10,000	25,000	83,000
Repayments of long-term borrowings	(68,000)	—	—
Advances of subordinated debt	—	25,774	20,619
Cash dividends	(21,779)	(20,738)	(18,575)
Repurchase of common stock	(5,502)	(9,972)	(3,815)
Proceeds from the exercise of stock options	5,302	4,453	5,243
Excess tax benefits from stock-based compensation	948	—	—
Other, net	(12)	(15)	(13)
Net cash provided by financing activities	154,838	91,186	266,524
Net increase (decrease) in cash and cash equivalents	29,659	(11,779)	12,133
Cash and cash equivalents at beginning of year	95,211	106,990	94,857
Cash and cash equivalents at end of year	$124,870	$95,211	$106,990
Cash paid during the year for:
Interest	$91,435	$62,860	$39,994
Income taxes	$17,088	$18,940	$10,718
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$128	$288	$586
Transfer of investments available for sale to investments held to maturity	—	—	50,009
Acquisition of Millennium Bank, common stock issued	—	—	28,920

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies

     Harleysville National Corporation (the Corporation) through its subsidiary bank, Harleysville National Bank (the Bank), provides a full range of banking services including loans and deposits and investment management, and trust and investment advisory services to individual and corporate customers primarily located in eastern Pennsylvania. HNC Financial Company and HNC Reinsurance Company are wholly owned subsidiaries of the Corporation. HNC Financial Company’s principal business function is to expand the investment opportunities of the Corporation. HNC Reinsurance Company functions as a reinsurer of consumer loan credit life and accident and health insurance.

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

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the Corporation and its wholly owned subsidiaries, the Bank, HNC Financial Company, and HNC Reinsurance Company. The Cornerstone Companies’ (subsidiaries of the Bank) results of operations are included in the Corporation’s results beginning January 1, 2006 through December 31, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation. The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States and general practices within the financial services industry.

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

     The Corporation follows Financial Accounting Standards Board (FASB) FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected.

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

Allowance for Loan Losses

     The allowance for loan losses is maintained at a level that management believes is sufficient to absorb estimated probable credit losses. The allowance for loan losses is based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case the allowance for loan losses is based on the fair value of the collateral less selling costs. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, and the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Corporation’s results of operations in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

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

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line and accelerated depreciation methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the remaining useful lives of the leases (including renewal options) or estimated useful lives, whichever is shorter.

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

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangible assets with finite useful lives are amortized on a straight-line basis over their estimated lives (ranging from five to ten years) and are evaluated for impairment if events and circumstances indicate a possible impairment. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuations: deposit premiums based on market deals, current stock pricing tracking as a multiple of book value, discounted cash flow of earnings with a terminal value and market multiple of earnings. Any impairment loss related to goodwill and other intangible assets is reflected as other noninterest expense in the statement of operations in the period in which the impairment was determined. No assurance can be given that future impairment tests will not result in a charge to earnings. See Note 8 – Goodwill and Other Intangibles for additional information.

Derivatives

     The Corporation accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. The statement requires the Corporation to recognize all derivative instruments at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether, at inception, it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. When the Corporation designates a derivative as hedging, it is required to establish at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the Corporation’s approach to managing risk.

     The Corporation enters into interest rate swap contracts to modify the interest rate characteristics from variable to fixed in order to reduce the impact of interest rate changes on future net interest income. Net amounts payable or receivable from these contracts are accrued as an adjustment to interest income or interest expense of the related asset or liability. Interest rate swap agreements are designated as either cash flow hedges or fair value hedges. For cashflow hedges, the fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Amounts reclassed into earnings, when the hedged transaction culminates, are included in net interest. Ineffectiveness of the strategy, as defined under SFAS No. 133, if any, is reported in net interest. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheet with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest in the Corporation’s income statement. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

Stock-Based Compensation

     The Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) on January 1, 2006 using the modified prospective application method of transition. Under SFAS 123(R), all forms of share-based payments to employees, including employee stock options, is treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

the award is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. Prior to January 1, 2006, the Corporation followed APB 25 and the disclosure requirements of SFAS 123(R) with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Corporation’s consolidated financial statements as of December 31, 2006 and for the year of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Effective January 1, 2006, the Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. In accordance with SFAS 123(R), commencing January 1, 2006, the Corporation estimates the number of options for which the requisite service is expected to be rendered as compared to accounting for forfeitures as they occur under SFAS 123. The Corporation recognizes compensation expense for new grants using the straight-line method which recognizes compensation expense for shares vesting evenly over the period of vesting. Pro forma disclosures under SFAS 123 have been based upon the accrual method which treats each vesting tranche as a separate award and amortizes expense evenly (prorated) from grant date to vest date for each tranche. The Corporation recognized share-based compensation expense, net of tax, during the year of 2006 of $407,000. See Note 14 – Stock-Based Compensation for additional information.

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

Pension Plans

     The Corporation has certain employee benefit plans covering substantially all employees. The Corporation accrues service cost as incurred. The Corporation’s current measurement date for plan assets and obligations is fiscal year-end. In accordance with the implementation of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective at the end of the fiscal year 2006, the Corporation recognizes for its defined benefit pension plan an asset for the overfunded status or a liability for the underfunded status in its statement of financial position and recognizes changes in the funded status of the plan in the year in which the changes occur. See Note 12 – Pension Plans for additional information.

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

     In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” The consensus concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on a individual-life by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue No. 06-05 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the adoption of EITF Issue No. 06-5 will have any impact on the Corporation’s financial position or results of operations.

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

Comprehensive Income

     The Corporation records unrealized gains and losses on available for sale investment securities, net of tax and gains and losses on cash flow hedges, net of tax in other comprehensive income in shareholders’ equity. Gains and losses on available for sale investment securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge. Gains or losses on derivatives are reclassified to net income as the hedged item affects earnings. In addition, in accordance with the implementation of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective at the end of the fiscal year 2006, the Corporation recognized as a component of other accumulated comprehensive income, net of tax, the net loss and transition asset that had not been included in the net periodic benefit cost of its pension plan. Subsequently, the Corporation will recognize certain gains and losses and prior service costs or credits that arise during each reporting period, net of tax, as a component of other comprehensive income. Amounts recognized in accumulated other comprehensive income are adjusted as they are subsequently recognized in earnings as components of the plan’s net periodic benefit cost. The Corporation follows the disclosure provisions of SFAS No. 130, “Reporting Comprehensive Income.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

Variable Interest Entities

     Harleysville Statutory Trust I (Trust I), HNC Statutory Trust II (Trust II) and HNC Statutory Trust III (Trust III) are considered variable interest entities under FASB Interpretation 46, “Consolidation of Variable Interest Entities,” as revised (FIN 46R). Accordingly, Trust I, Trust II and Trust III are not consolidated in the Corporation’s financial statements.

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to 1) recognize a plan’s overfunded or underfunded status as an asset or liability in its financial statements, 2) measure plan assets and obligations as of fiscal year-end, and 3) recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The statement is effective for fiscal years ending after December 15, 2006 with the exception of the requirement to measure plan assets and obligations as of the employer’s fiscal year-end which is effective for fiscal years ending after December 15, 2008. As a result of the application of the provisions of SFAS No. 158 as of December 31, 2006, shareholder’s equity was reduced by approximately $1.5 million after tax. See Note 12 – Pension Plans for additional information. The Corporation’s current measurement date for plan assets and obligations is fiscal year-end. In December 2006, the federal bank regulatory agencies announced an interim decision that SFAS No. 158 will not affect bank organizations’ regulatory capital and that any amounts recorded in accumulated other comprehensive income resulting from the adoption and application of SFAS No.158 is excluded from regulatory capital.

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

     In September 2006, the SEC issued SAB 108 to add section N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. These methods are referred to as the “roll-over” and “iron curtain” methods. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements. According to the guidance, a registrant must quantify the impact of correcting all misstatements on its current year financial statements, including both the carryover and reversing effects of prior year misstatements. Early application of the guidance in SAB No. 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this SAB. The adoption of SAB No. 108 did not have a material impact on the Corporation’s financial statements.

     In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Corporation does not anticipate that the adoption of FIN No. 48 will have a material impact on the Corporation’s results of operations or financial condition.

     In March 2006, the FASB issued SFAS No. 156, “Amending Accounting for Separately Recognized Servicing Assets and Servicing Liabilities,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require an entity to 1) separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts, 2) initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable and 3) separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Additionally, SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, although early adoption is permitted. The Corporation has chosen to continue to use the amortization method for measuring its mortgage servicing rights and does not expect the adoption of SFAS 156 to have a material impact on the Corporation’s results of operations or financial condition.

Note 2—Acquisitions / Dispositions

     On November 10, 2006, the Bank completed the sale of its Honesdale branch located in Wayne County, Pennsylvania with deposits of $74.2 million, as well as loans and other assets of $22.5 million to First National Community Bank. In connection with the sale, the Bank paid net cash of $42.5 million and recorded a gain in the fourth quarter of 2006, net of federal income taxes, of $6.9 million or $.24 per diluted share. The sale of this single Wayne County location will allow the Bank to focus on expanding within its core markets and also help to provide the resources required to support strategic initiatives.

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

credit cards, net of federal income taxes, of $939,000 or $.03 per diluted share. The Bank continues to earn certain fees from ongoing portfolio activity. The sale agreement stipulates that any credit card accounts delinquent over 30 days, overlimit accounts and petitioned bankruptcies will be guaranteed by the Bank for a period of one year. Of the $15.3 million in credit card receivables sold, $529,000 was sold with full recourse which was the total potential recourse exposure at the time of the sale. During the second quarter of 2006, the Bank recorded a recourse liability of $371,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar credit card receivables. The Bank will be subject to the full recourse obligations for a period of one year. At December 31, 2006, the total potential recourse exposure had been reduced to $195,000 with a current recourse liability of $96,000.

     Effective January 1, 2006, the Bank completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm specializes in providing sophisticated open architecture asset management platforms, business succession and estate planning services, life insurance sales and compensation and benefits consulting. The Cornerstone Companies had assets under management of approximately $1.5 billion at the acquisition date and serve clients throughout Pennsylvania and other mid-Atlantic states.

     The acquisition was consummated pursuant to the Purchase Agreement dated November 15, 2005, by and among the Bank and Cornerstone Financial Consultants, Ltd., a Pennsylvania corporation (CFC), Cornerstone Institutional Investors, Inc., a Pennsylvania corporation (CII), Cornerstone Advisors Asset Management, Inc., a Pennsylvania corporation ((CAAM), and together with CFC and CII collectively, the Cornerstone Companies) and Cornerstone Management Resources, Inc., (CMR). Under the Purchase Agreement, the Bank acquired (i) all of the outstanding capital stock of CFC and CII, (ii) substantially all of the assets of CAAM, and (iii) certain limited assets of CMR. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2006, the minimum operating results were met resulting in an earn-out payment of $1.0 million which was recorded as additional goodwill. At December 31, 2006, the remaining maximum payout is $6.0 million through 2010.

     The Cornerstone Companies acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Cornerstone Companies results of operations are included in the Corporation’s results beginning January 1, 2006 through December 31, 2006. Goodwill and identifiable intangibles of $12.4 million and $3.9 million, respectively, were recorded in connection with the acquisition. The amortization of the identifiable intangibles totaled $448,000 for the year ended December 31, 2006.

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

     On April 30, 2004, the Corporation completed its acquisition of Millennium Bank which was merged with and into the Bank. Millennium Bank was based in Malvern, Pennsylvania with four banking offices, specializing in commercial lending and client relationship banking along with the wealth management unit, Cumberland Advisors, Inc. Millennium Bank’s results of operations are included in the Corporation’s results beginning April 30, 2004 through December 31, 2006.

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

Note 3—Restrictions on Cash and Due From Banks

     As of December 31, 2006 and 2005, the Bank did not need to maintain reserves (in the form of deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 4—Investment Securities

     The amortized cost, unrealized gains and losses, and the estimated fair value of the Corporation’s investment securities available for sale and held to maturity are as follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of other U.S. government agencies
and corporations	$122,139	$—	$(2,183)	$119,956
Obligations of states and political subdivisions	201,241	1,023	(621)	201,643
Mortgage-backed securities	481,126	388	(5,407)	476,107
Other securities	55,999	163	(858)	55,304
Total investment securities available for sale	$860,505	$1,574	$(9,069)	$853,010
Held to maturity
Obligations of other U.S. government agencies
and corporations	$3,856	$—	$(62)	$3,794
Obligations of states and political subdivisions	55,023	584	(104)	55,503
Total investment securities held to maturity	$58,879	$584	$(166)	$59,297

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of other U.S. government agencies
and corporations	$161,371	$2	$(3,977)	$157,396
Obligations of states and political subdivisions	175,246	278	(1,679)	173,845
Mortgage-backed securities	475,261	245	(7,938)	467,568
Other securities	43,491	56	(703)	42,844
Total investment securities available for sale	$855,369	$581	$(14,297)	$841,653
Held to maturity
Obligations of other U.S. government agencies
and corporations	$3,843	—	$(45)	$3,798
Obligations of states and political subdivisions	55,712	615	(372)	55,955
Total investment securities held to maturity	$59,555	$615	$(417)	$59,753

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 4—Investment Securities (Continued)

     The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	December 31, 2006
	Less than 12 months			12 months or longer			Total
Description of	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
Obligations of other
U.S. government
agencies and
corporations	1	$4,025	$ (34)	44	$114,725	$(2,211)	45	$118,750	$(2,245)
Obligations of states
and political
subdivisions	66	33,542	(137)	102	49,930	(588)	168	83,472	(725)
Mortgage-backed
securities	38	143,354	(688)	94	210,434	(4,719)	132	353,788	(5,407)
Other securities	8	11,452	(122)	6	19,421	(736)	14	30,873	(858)
Totals	113	$192,373	$(981)	246	$394,510	$(8,254)	359	$586,883	$(9,235)

	December 31, 2005
	Less than 12 months			12 months or longer			Total
Description of	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
Obligations of other
U.S. government
agencies and
corporations	19	$52,713	$(1,232)	37	$104,405	$(2,790)	56	$157,118	$ (4,022)
Obligations of states
and political
subdivisions	252	120,860	(1,407)	48	22,460	(644)	300	143,320	(2,051)
Mortgage-backed
securities	78	259,830	(4,332)	55	137,899	(3,606)	133	397,729	(7,938)
Other securities	6	5,271	(148)	3	12,417	(555)	9	17,688	(703)
Totals	355	$438,674	$(7,119)	143	$277,181	$(7,595)	498	$715,855	$(14,714)

     The unrealized losses associated with these securities that management has the ability and intent to hold, are not considered to be other-than-temporary because the unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. There were 246 individual securities in a continuous unrealized loss position for twelve months or longer as of December 31, 2006.

     Securities with a carrying value of $617.4 million and $568.2 million at December 31, 2006 and 2005, respectively, were pledged to secure public funds, customer trust funds, government deposits and repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 4—Investment Securities (Continued)

     The amortized cost and estimated fair value of investment securities, at December 31, 2006, by contractual maturities are shown in the following table. Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$ 2,843	$ 2,924	$ 17,787	$ 17,694
Due after one year through five years	43,117	43,513	144,650	144,027
Due after five years through ten years	—	—	122,272	121,147
Due after ten years	12,919	12,860	62,074	61,882
	58,879	59,297	346,783	344,750
Mortgage-backed securities	—	—	481,126	476,107
Equity securities	—	—	32,596	32,153
Totals	$58,879	$59,297	$860,505	$853,010

     The components of net realized gains on sales of investment securities were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Gross realized gains	$ 445	$5,812	$ 7,642
Gross realized losses	(1,119)	(1,018)	(3,953)
Net realized (loss) gain on sales of investment securities	$ (674)	$4,794	$3,689

Note 5—Loans

     Major classifications of loans are as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Real estate (including loans held for sale of $1,857 and $2,028)	$ 846,510	$ 792,345
Commercial and industrial	506,149	477,664
Consumer loans	682,307	694,251
Lease financing	7,588	17,524
Total loans	2,042,554	1,981,784
Deferred costs, net	4,801	3,709
Allowance for loan losses	(21,154)	(19,865)
Net loans (including loans held for sale)	$2,026,201	$1,965,628

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Loans (Continued)

     On December 31, 2006, nonaccrual loans were $15.2 million and loans 90 days or more past due and still accruing interest were $2.4 million. On December 31, 2005, nonaccrual loans were $7.5 million and loans 90 days or more past due and still accruing interest were $846,000. The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2006, interest accrued on nonaccruing loans and not recognized as interest income was $788,000 and interest paid on nonaccruing loans of $191,000 was recognized as interest income. During 2005, interest accrued on nonaccruing loans and not recognized as interest income was $310,000, and interest paid on nonaccruing loans of $250,000 was recognized as interest income. During 2004, interest accrued on nonaccruing loans and not recognized as interest income was $238,000, and interest paid on nonaccruing loans of $47,000 was recognized as interest income

     The balance of impaired loans was $3.9 million at December 31, 2006 compared to $3.3 million at December 31, 2005. At December 31, 2006 and 2005, impaired loans with specific loss allowances were $3.9 million and $3.3 million and the related allowance for loan losses were $678,000 and $675,000, respectively. The average impaired loan balance was $3.2 million in 2006, compared to $1.5 million and $1.8 million in 2005 and 2004, respectively. The income recognized on impaired loans during 2006, 2005 and 2004 was $60,000, $33,000 and $2,000, respectively.

     The Bank has no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2006 and 2005. The Bank actively monitors the risk of loan concentration.

     The Bank continued to pursue new lending opportunities while seeking to maintain a portfolio that is diverse as to industry concentration, type and geographic distribution. The Bank’s geographic lending area is primarily concentrated in Montgomery, Bucks, Carbon, Chester and Berks counties, but also includes Lehigh, Monroe and Northampton counties.

     At December 31, 2006 and 2005, loans serviced for others (residential mortgage loans) totaled approximately $330.6 million and $328.3 million, respectively.

     Loans to directors, executive officers and their associates are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Activity of these loans is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, January 1	$22,099	$22,863	$21,038
New loans	66,666	75,230	70,711
Repayments and other reductions	(71,372)	(75,994)	(68,886)
Balance, December 31	$17,393	$22,099	$22,863

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 6—Allowance for Loan Losses

     The table below summarizes the changes in the allowance for loan losses:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$19,865	$18,455	$16,753
Provision for loan losses	4,200	3,401	2,555
Reserve from Millennium Bank acquisition	—	—	1,677
Loans charged off	(3,711)	(3,047)	(3,534)
Recoveries	800	1,056	1,004
Balance, end of year	$21,154	$19,865	$18,455

Note 7—Premises and Equipment

     Premises and equipment consist of the following:

	Estimated	December 31,
	Useful Lives	2006	2005
		(Dollars in thousands)
Land	Indefinite	$4,446	$4,797
Buildings	15-39 years	31,963	26,503
Furniture, fixtures and equipment	3-7 years	35,958	32,853
Total cost		72,367	64,153
Less accumulated depreciation and amortization		(38,582)	(36,583)
Premises and equipment, net		$33,785	$27,570

     Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $3.3 million, $3.4 million and $3.4 million, respectively.

Note 8—Goodwill and Other Intangibles

     Goodwill and identifiable intangibles were $44.0 million and $4.7 million, respectively at December 31, 2006, and $31.6 million and $1.4 million, respectively at December 31, 2005. Effective January 1, 2006, the Corporation completed the acquisition of the Cornerstone Companies. Goodwill of $12.4 million (including a $1.0 million earn-out payment for meeting minimum operating results during 2006) and customer relationship intangibles of $3.9 million (with a weighted average amortization period of nine years) were recorded and allocated to the Wealth Management segment related to the acquisition. At December 31, 2006, the remaining maximum earn-out payout is $6.0 million through 2010. The remaining goodwill balance relates to the acquisition of Millennium Bank (including Cumberland Advisors, Inc.) during 2004 in which $32.5 million of goodwill was recorded and allocated to the Community Banking segment. During 2005, the Corporation sold Cumberland Advisors, Inc. including the write-off of $996,000 of goodwill.

     Management performed its annual review of goodwill at June 30, 2006 in accordance with SFAS No. 142 and determined there was no impairment of goodwill and other identifiable intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 8—Goodwill and Other Intangibles (Continued)

     The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at December 31, 2006 and 2005 are presented below:

	December 31,
	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)
Core deposit intangibles	$1,929	$ 733	$1,929	$487
Other identifiable intangibles	3,913	448	—	—
Total	$5,842	$1,181	$1,929	$487

     The remaining weighted average amortization period of core deposit and other identifiable intangibles was approximately eight years. The amortization of core deposit intangibles allocated to the Community Banking segment were $246,000 $246,000 and $171,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $448,000 for the year ended December 31, 2006. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $679,000, $671,000, $671,000, $671,000 and $558,000 for 2007, 2008, 2009, 2010 and 2011, respectively.

     Mortgage servicing rights of $2.6 million at December 31, 2006 and 2005 are included on the Corporation’s balance sheet in other intangible assets.

Note 9—Deposits

     Time deposits with balances of $100,000 or more were $302.0 million and $218.1 million at December 31, 2006 and 2005, respectively.

     At December 31, 2006, scheduled maturities of certificates of deposit are as follows:

Amount
(Dollars in thousands)
2007	$585,203
2008	100,680
2009	68,335
2010	73,750
2011	24,509
Thereafter	95
Total	$852,572

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 10—Borrowings

Federal Funds Lines of Credit with Correspondent Banks

     Total federal funds lines of credit with correspondent banks at December 31, 2006 were $195.0 million all of which is unused. These lines of credit are available for overnight funds and the rate is based on the correspondent bank’s quoted rate at the time of the transaction.

Federal Home Loan Bank Advances

     Federal Home Loan Bank (FHLB) advances at December 31, 2006 totaled $239.8 million, all of which were long-term with a weighted average interest rate of 4.32%. FHLB advances at December 31, 2005 totaled $297.8 million, all of which were long-term with a weighted average interest rate of 4.25%. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLB. Unused lines of credit with the FHLB were $181.7 million at December 31, 2006 and $273.1 million at December 31, 2005.

     At December 31, 2006, scheduled maturities of long-term borrowings with the FHLB are as follows:

		Weighted
	Balance	Average Rate
	(Dollars in thousands)
2007	$55,000	4.08%
2008	45,000	4.98%
2009	40,750	4.13%
2010	14,000	4.34%
2011	30,000	4.84%
Thereafter	55,000	3.86%
Total	$239,750	4.32%

Trust Preferred Securities

     On September 28, 2005, HNC Statutory Trust III (Trust III), a newly formed Delaware statutory trust subsidiary of the Corporation, issued $25.0 million of fixed/floating rate trust preferred securities which represent undivided beneficial interests in the assets of Trust III. Trust III issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation for general corporate purposes. Trust III holds, as its sole asset, a subordinated debenture in the amount of $25.8 million issued by the Corporation on September 28, 2005. Trust III qualifies as a variable interest entity under FASB Interpretation 46, “Consolidation of Variable Interest Entities,” as revised (FIN 46R). The trust preferred securities require quarterly distributions by Trust III to the holders of the trust preferred securities at a fixed rate equal to 5.67% through November 2010 and then will be payable at a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.40% per annum. The trust preferred securities must be redeemed upon maturity of the subordinate debentures on November 23, 2035. The Corporation may redeem the debentures prior to their stated maturity upon the occurrence of specified special events or at the specified optional redemption dates. The Corporation may redeem

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 10—Borrowings (Continued)

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

     On February 22, 2001, the Corporation issued $5.0 million of 10.2% junior subordinate deferrable interest debentures (the debentures) to Harleysville Statutory Trust I (Trust I), a Connecticut business trust, in which the Corporation owns all of the common equity. Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Corporation. Trust I qualifies as a variable interest entity under FIN 46R. The trust preferred securities must be redeemed upon maturity of the subordinate debentures on February 22, 2031. The Corporation may redeem the debentures prior to their stated maturity upon the occurrence of specified special events or at the specified optional redemption dates. The Corporation may redeem the debentures, in whole but not in part, at any time, within 90 days following the occurrence and continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval if required. If the special redemption date is before February 22, 2011, the special redemption price is the greater of (i) 100% of the principal amount of the debentures, plus accrued and unpaid interest on the debentures to the special redemption date, or (ii) as determined by a quotation agent, the sum of (a) the present value of the principal amount of the debentures at 105.10% of the principal amount and the present value of interest payable from the special redemption date to February 22, 2011, each discounted to the special redemption date on a semi-annual basis, plus (b) accrued and unpaid interest on the debentures to the special redemption date. If the special redemption date is on February 22, 2011, the redemption price is 105.10% of the principal amount, and declines annually to 100.00% on February 22, 2021 and thereafter, plus accrued and unpaid interest on the debentures to the redemption date. The Corporation also may redeem the debt securities, in whole or in part, at the stated optional redemption date of February 22, 2011 and semi-annually

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 10—Borrowings (Continued)

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

Note 11—Income Taxes

     The components of income tax expense were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current income tax expense:
Federal	$13,221	$17,814	$16,029
State	162	119	117
Total current income tax expense	13,383	17,933	16,146
Deferred federal income tax	693	(5,530)	(3,580)
Total income tax expense	$14,076	$12,403	$12,566

     The effective income tax rates of 26.3% for 2006, 24.2% for 2005 and 24.6% for 2004 were less than the applicable federal income tax rate of 35% for each year. The reason for these differences follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Expected income tax expense	$18,779	$18,008	$17,972
Tax-exempt income net of interest disallowance	(4,740)	(5,078)	(5,365)
Other	37	(201)	(41)
Tax benefit from sale of Cumberland Advisors, Inc.	—	(326)	—
Actual income tax expense	$14,076	$12,403	$12,566

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Income Taxes (Continued)

     The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2006		2005
	Asset	Liability	Asset	Liability
	(Dollars in thousands)
Allowance for loan losses	$7,404	$—	$6,768	$—
Lease assets	—	3,692	—	3,895
Deferred loan fees	—	2,637	—	2,214
Deferred compensation	2,796	—	2,798	—
Pension	—	102	—	106
Stock-based compensation expense	34	—	—	—
Mortgage servicing rights	—	917	—	279
Depreciation	—	288	—	690
Net operating loss carryforward	208	—	701	—
Unrealized gain on investment securities	2,623	—	4,801	—
Net unrealized gain on derivative used for cash flow
hedge	—	164	—	160
Unrealized loss on pension liability	826	—	—	—
Purchase accounting adjustments	—	561	—	261
Other	—	989	—	873
Total deferred taxes	$13,891	$9,350	$15,068	$8,478

     As a result of the adoption of SFAS No. 158 at December 31, 2006, the Corporation recorded a deferred tax asset of $826,000 related to the recognition of the underfunded amount and the transition asset for its defined benefit pension plan. See Note 1 – Summary of Significant Accounting Pronouncements, Recent Accounting Pronouncements and Note 12 – Pension Plans for additional information.

     The exercise of stock options which have been granted under the Corporation’s various stock option plans gives rise to compensation, which is includible in the taxable income of the applicable employees and deductible by the Corporation for income tax purposes. At January 1, 2006, the Corporation began recognizing compensation expense for stock options with the adoption of SFAS 123(R) under the modified prospective application method of transition. Prior to this date, compensation resulting from increases in the fair market value of the Corporation’s common stock subsequent to the date of grant of the applicable exercised stock options was not recognized, in accordance with APB Opinion No. 25, as an expense for financial accounting purposes. The Corporation may receive a tax deduction for applicable exercised options in a later period than the period in which the compensation cost is recognized in which a deferred tax asset is recognized for the deductible temporary difference based on the compensation cost recognized. If the deduction ultimately reported on the Corporation's tax return exceeds compensation cost recognized for financial reporting, the resulting tax benefit that exceeds the deferred tax asset for the award is recognized directly to additional paid in capital. The amounts recorded in paid in capital for 2006 and 2005 were $1.3 million and $1.1 million, respectively.

     As a result of the acquisition of Millennium Bank during 2004, the Corporation had net operating loss carry forwards of approximately $4.5 million. As of December 31, 2006, $593,000 of these net operating losses remain and are scheduled to expire 2020 through 2024. The recognition of the net operating loss carry forward is subject to an annual limitation; however the Corporation expects to fully utilize the remaining carry forward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Income Taxes (Continued)

     The Corporation acquired Cumberland Advisors as part of the Millennium Bank acquisition. Cumberland Advisors was subsequently sold in 2005. This sale generated a tax loss as a result of the tax basis exceeding the book basis of the net assets acquired. A tax benefit of approximately $326,000 was recorded in 2005 associated with this sale. As of December 31, 2006, additional tax benefits of $221,000 remain from this sale and are subject to certain limitations and will be utilized through 2016.

Note 12—Pension Plans

Defined Benefit Pension Plan

     The Corporation has a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement.

     In accordance with the implementation of SFAS No. 158, effective at the end of the fiscal year 2006, the Corporation recognized a liability for the underfunded status of its defined benefit pension plan in its statement of financial position and recognized as a component of accumulated other comprehensive income, net of tax, the net loss and transition asset that had not been included in the net periodic benefit cost of its pension plan. Prior to 2006, accounting standards required only disclosure of the funded status and unrecognized net losses and transition assets of the plan in the notes to the financial statements.

     The following table illustrates the incremental effect of adopting SFAS No. 158, at December 31, 2006, on the Corporation’s statement of financial position:

	Incremental Effect of Applying SFAS No. 158
	on Individual Lines Items in the Balance Sheet
	December 31, 2006
	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(Dollars in thousands)
Other assets(1)	$24,349	$826	$25,175
Total assets	3,249,002	826	3,249,828
Other liabilities(1)	15,008	2,361	17,369
Total liabilities	2,952,716	2,361	2,955,077
Accumulated other comprehensive loss	(4,568)	(1,535)	(6,103)
Total shareholders’ equity	296,286	(1,535)	294,751
____________________

(1)	Includes recognition of deferred tax asset in other assets and liability for pension benefits in other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12—Pension Plans (Continued)

     The plan’s funded status for the years ended December 31, 2006 and 2005 follow:

	2006	2005
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$11,052	$10,921
Service cost	1,041	1,052
Interest cost	654	642
Actual loss	(199)	308
Benefits paid	(962)	(1,871)
Benefits obligation at end of year	$11,586	$11,052
Change in plan assets:
Fair value of plan assets at beginning of year	$8,584	$8,469
Actual return on plan assets	703	486
Employer contribution	1,250	1,500
Benefits paid	(962)	(1,871)
Fair value of plan assets at end of year	$9,575	$8,584
Funded status at end of year	$(2,011)	$(2,468)
Unrecognized transition asset		(85)
Unrecognized net loss		2,860
Prepaid benefit cost recognized		$307

	2006
Amounts recognized in accumulated other comprehensive loss (net of tax)
consist of:
Net actuarial loss	$1,579
Transition asset	(44)
Total amount recognized, net of tax	$1,535

     The accumulated benefit obligation for the defined benefit pension plan was $8.9 million and $8.1 million at December 31, 2006 and December 31, 2005, respectively.

     Information for the Corporation’s defined benefit pension plan with an accumulated benefit obligation in excess of plan assets follows:

	Year Ended
	December 31,
	2006	2005
	(Dollars in thousands)
Projected benefit obligation	$11,586	$11,052
Accumulated benefit obligation	8,865	8,139
Fair value of plan assets	9,575	8,584

	Year Ended
Weighted-average assumptions used to determine	December 31,
pension plan obligations as of December 31,	2006	2005	2004
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12 – Pension Plans (Continued)

	Year Ended
Weighted-average assumptions used to determine	December 31,
Pension plan net periodic benefit cost as of December 31,	2006	2005	2004
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	6.00%	6.00%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%

	Year Ended
	December 31,
Components of net periodic defined benefit expense	2006	2005	2004
	(Dollars in thousands)
Service cost	$1,041	$1,052	$873
Interest cost	654	642	564
Expected return on plan assets	(551)	(524)	(477)
Amortization of prior service cost	—	—	(105)
Amortization of unrecognized net actuarial losses	118	92	79
Net periodic benefit expense	$1,262	$1,262	$934

     The estimated net actuarial loss for the defined benefit plan that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2007 is $49,000.

     The pension plan assets are invested in a growth and income strategy with a target asset allocation of 60% equity and 40% fixed income securities. The allocation range for equities is between 55 to 65% and between 35 to 45% for fixed income. Long-term rate of return assumptions of the various asset classes are based primarily on empirical long-term historical return data, adjusted for near-term expectations. To make the return expectations more conservative, our near-term expectations are for 8.0% equity and 4.5% fixed income returns for the next 10 years. The expected 2007 employer contribution to the pension plan is $1.3 million.

     As of December 31, 2006 and 2005, Harleysville National Corporation’s Pension Plan had an investment in the Corporation’s stock with a market value of $175,000 and $165,000, respectively.

     The Corporation’s pension plan weighted-average asset allocations by asset category are as follows:

	Percentage of
	Plan Assets at
	December 31,
	2006	2005
Asset Category
Equity securities	59.7%	65.6%
Debt securities	33.1%	32.5%
Other	7.2%	1.9%
Total	100.0%	100.0%

Supplemental Benefit Plans

     The Corporation maintains a Supplemental Executive Retirement Plan for certain officers and key employees. The plan provides for payment to the covered employee of an annual supplemental retirement benefit up to 50% of their average annual compensation upon retirement, thereafter offset by the employer’s share of social security, defined benefit pension and available employer’s 401(k) matching contribution. There is a lifetime payout in retirement benefits with a minimum payout of 10 years. There is a pre-retirement death benefit, payable for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12—Pension Plans (Continued)

10 years, of 100% of the average annual compensation for the first year, and up to 50% of the average annual compensation for the next 9 years. The Corporation’s liability under these agreements is being accrued over the participants’ remaining service period. The accrued benefit obligation as of December 31, 2006 and 2005 was $5.4 million and $5.5 million, respectively.

Defined Contribution Plan

     The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Corporation matches 50% of pre-tax employee contributions up to a maximum of 3%. Contributions charged to earnings were $628,000, $569,000 and $514,000 for 2006, 2005 and 2004, respectively.

Note 13—Stock Repurchase Program and Stock Dividend

     The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes. On December 14, 2000, the Board of Directors authorized a program to purchase up to 1,377,023 shares (restated for stock dividends and splits), or 5%, of its outstanding common stock. This repurchase plan was completed during the second quarter of 2005. On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (restated for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9%, of its outstanding common stock. As of December 31, 2006, the maximum number of shares that may yet be purchased under the plan is 872,761.

     On September 15, 2006, the Corporation paid a five percent stock dividend on its common stock to shareholders of record as of September 1, 2006.

     On September 15, 2005, the Corporation paid a five percent stock dividend on its common stock to shareholders of record as of September 1, 2005.

     On September 15, 2004, the Corporation paid a five percent stock dividend on its common stock to shareholders of record as of August 30, 2004.

     All prior period amounts in the consolidated financial statements and footnotes have been restated to reflect these stock dividends.

Note 14—Stock-Based Compensation

     The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At December 31, 2006, 2,516,882 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at December 31, 2006, the Corporation has an additional 328,327 granted stock options as a result of the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $9.25 to $13.81.

     At January 1, 2006, the Corporation began recognizing compensation expense for stock options with the adoption of SFAS 123(R) under the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 has been applied. Effective January 1, 2006, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation (Continued)

Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation has chosen to continue the use of the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. See Note 1 – Summary of Significant Accounting Policies for additional information.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data used for grants in 2006, 2005 and 2004, respectively: weighted-average dividend yield of 3.52%, 3.27% and 2.83%; weighted-average expected volatility of 32.19%, 31.15% and 29.38%; weighted average risk-free interest rate of 4.64% (4.42% to 5.08%), 4.41% (3.79% to 4.57%) and 4.06% and a weighted-average expected life of 7.28 years, 7.15 years and 7.06 years. Expected volatility is based on the historical volatility of the Corporation’s stock over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock based compensation expense for the year ended December 31, 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Prior to January 1, 2006, under SFAS 123, forfeitures were accounted for as they occurred. As a result of adopting SFAS 123(R) on January 1, 2006, the Corporation’s income before income taxes and net income were lower than if it had continued to account for share-based compensation under APB 25 by $440,000 and $407,000, respectively, for the year ended December 31, 2006. Basic and diluted earnings per share were lower by $.01 for the year ended December 31, 2006 as a result of the adoption of SFAS 123(R).

     The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the years ended December 31, 2005 and December 31, 2004 (all per share information has been adjusted retroactively for the effect of stock dividends). See Note 15, “Earnings Per Share,” for calculation of earnings per share.

	Year ended December 31,
	2005	2004
	(Dollars in thousands,
	except per share information)
Net income
As reported	$38,828	$38,567
Stock-based compensation expense included in reported net
income, net of related tax effects	—	—
Stock-based compensation expense determined under fair value
based method for all awards, net of related tax effects	(602)	(1,148)
Pro forma	$38,226	$37,419
Earnings per share (Basic)
As reported	$1.34	$1.35
Pro forma	$1.32	$1.31
Earnings per share (Diluted)
As reported	$1.32	$1.31
Pro forma	$1.30	$1.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation (Continued)

     The Corporation has the following shareholder approved fixed stock option plans that are maintained to advance the development, growth and financial condition of the Corporation as described below. In connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. All share information has been adjusted to reflect stock dividends. For additional information on the accounting for share-based compensation plans, see Note 1, “Significant Accounting Policies—Stock-Based Compensation.”

     1998 Independent Directors Stock Option Plan: This plan provides that shares of the Corporation’s stock be issued to non-employee directors. During 2006, there were 6,000 shares granted under the plan. As of December 31, 2006, a total of 47,098 shares remained available for grant under the plan. At December 31, 2006, there were 266,829 options outstanding under the plan.

     1993 Stock Incentive Plan: This plan provides that shares of the Corporation’s common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. No stock options remain available for grant under the 1993 Stock Incentive Plan. At December 31, 2006, there were 21,081 options outstanding under the plan.

     1998 Stock Incentive Plan: This plan provides that shares of the Corporation’s common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. As of December 31, 2006, a total of 80,770 stock options remained available for grant under the plan. During 2006, no stock options were granted. At December 31, 2006, there were 849,884 options outstanding under the plan.

     2004 Omnibus Stock Incentive: This plan provides that shares of the Corporation’s common stock be issued to certain employees and/or directors of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. During 2006, there were 12,900 shares granted under the plan. As of December, 31, 2006, stock options of 1,144,725 remain available for grant. At December 31, 2006, there were 12,900 options outstanding under the plan.

     Millennium Stock Compensation Program Converted to Harleysville Stock Options: In connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to pro-ration parameters outlined in the merger agreement. Stock options totaling 328,327 were assumed on the effective date of the merger. In conjunction with the sale of Cumberland Advisors, Inc. which took place in the second quarter of 2005, 36,209 non-qualified performance based stock options were cancelled. A total of 6,789 stock options remain outstanding under the program at December 31, 2006. No further stock options may be granted under the program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation (Continued)

     A summary of option activity under the Corporation’s stock option plans as of December 31, 2006 and changes during the year then ended is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(in thousands)
Outstanding at January 1, 2006	1,650,387	$14.27
Granted	18,900	18.60
Exercised	(427,081)	9.50
Forfeited (unvested)	(57,911)	22.72
Cancelled (vested)	(26,811)	17.81
Outstanding at December 31, 2006	1,157,484	$15.60	5.40	$6,457

Exercisable at December 31, 2006	1,025,875	$14.75	5.02	$6,457

     The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $5.23, $5.83 and $6.78, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $4.6 million, $3.6 million and $6.5 million, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

     A summary of the status of the Corporation’s nonvested shares as of December 31, 2006 is as follows:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2006	229,671	$6.24
Granted	18,900	$5.23
Vested	(59,050)	$6.10
Forfeited	(57,911)	$6.28
Nonvested at December 31, 2006	131,610	$6.15

     As of December 31, 2006, there was a total of $734,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 were $360,000, $1.1 million and $1.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation (Continued)

     Prior to the adoption of SFAS 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $948,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the company had not adopted SFAS 123(R).

     In addition, the Corporation maintains the Harleysville National Corporation Stock Bonus Plan to award employees in recognition of exemplary service during each calendar year. The Corporation’s Board of Directors authorized the registration of 70,354 shares of common stock for issuance under this plan in December 1996. The Stock Bonus Plan is administered by the Compensation Committee of the Corporation. The committee annually determines, in its sole discretion, the amount of shares the Corporation awards. The Corporation awarded 227 shares during 2006. As of December 31, 2006, a total of 23,043 shares remained available for awards under the plan.

Note 15—Earnings Per Share

     The calculations of basic earnings per share and diluted earnings per share are presented below. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Note 1 of the consolidated financial statements for a discussion on the calculation of earnings per share.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except
	per share information)
Basic earnings per share
Net income available to common shareholders	$39,415	$38,828	$38,567
Weighted average common shares outstanding	28,946,847	28,891,412	28,505,392
Basic earnings per share	$1.36	$1.34	$1.35
Diluted earnings per share
Net income available to common shareholders
and assumed conversions	$39,415	$38,828	$38,567
Weighted average common shares outstanding	28,946,847	28,891,412	28,505,392
Dilutive potential common shares(1),(2)	406,281	598,804	960,221
Total diluted weighted average common shares
outstanding	29,353,128	29,490,216	29,465,613
Diluted earnings per share	$1.34	$1.32	$1.31
____________________

(1)	Includes incremental shares from assumed conversions of stock options.

(2)	Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For 2006, 2005, and 2004, there were 416,353, 372,471 and 329,764 antidilutive options at an average price of $24.50, $25.65 and $25.94 per share, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 16—Comprehensive Income

     The components of other comprehensive income (loss) are as follows:

	Before	Tax Benefit	Net of
For the year ended December 31, 2006	tax amount	(Expense)	tax amount
	(Dollars in thousands)
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$5,548	$(1,942)	$3,606
Less reclassification adjustment for net losses realized in
net income	(674)	236	(438)
Net unrealized gains	6,222	(2,178)	4,044
Defined benefit pension plan(1)
Net loss	(2,429)	850	(1,579)
Transition asset	68	(24)	44
Defined benefit pension plan, net	(2,361)	826	(1,535)
Change in fair value of derivatives used for cash flow
hedges	(141)	49	(92)
Amortization of unrealized loss on termination of cash
flow hedge	151	(53)	98
Other comprehensive income, net	$3,871	$(1,356)	$2,515

	Before	Tax Benefit	Net of
For the year ended December 31, 2005	tax amount	(Expense)	tax amount
	(Dollars in thousands)
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(10,783)	$3,774	$(7,009)
Less reclassification adjustment for net gains realized in
net income	4,794	(1,678)	3,116
Net unrealized losses	(15,577)	5,452	(10,125)
Change in fair value of derivatives used for cash
flow hedges	557	(195)	362
Unrealized loss on termination of cash flow hedge	(151)	53	(98)
Other comprehensive loss, net	$(15,171)	$5,310	$(9,861)

	Before	Tax Benefit	Net of
For the year ended December 31, 2004	tax amount	(Expense)	tax amount
	(Dollars in thousands)
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(7,350)	$2,573	$(4,777)
Less reclassification adjustment for net gains realized in
net income	3,689	(1,291)	2,398
Net unrealized losses	(11,039)	3,864	(7,175)
Change in minimum pension liability	459	—	459
Change in fair value of derivatives used for cash
flow hedges	(214)	75	(139)
Other comprehensive loss, net	$(10,794)	$3,939	$(6,855)
____________________

(1)	Adjustment to initially adopt SFAS No. 158 as of December 31, 2006. See Note 1 – Summary of Significant Accounting Policies, Recent Accounting Pronouncements and Note 12 – Pension Plans for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 17—Segment Information

     The Corporation operates two main lines of business along with several other operating segments. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises report information about operating segments. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Corporation’s chief operating decision-maker is the President and Chief Executive Officer. The Corporation has applied the aggregation criteria set forth in SFAS No. 131 for operating segments establishing two reportable segments: Community Banking and Wealth Management.

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

     Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Community
	Banking	Wealth Management	All Other	Consolidated Totals
	(Dollars in thousands)
Year Ended December 31, 2006
Net interest income (expense)	$84,775	$470	$(2,072)	$83,173
Provision for loan losses	4,200	-	-	4,200
Noninterest income	29,735	14,975	735	45,445
Noninterest expense	56,049	13,650	1,228	70,927
Income (loss) before income taxes (benefit)	54,261	1,795	(2,565)	53,491
Income taxes (benefit)	14,475	717	(1,116)	14,076
Net income (loss)	$39,786	$1,078	$(1,449)	$39,415
Assets	$3,195,051	$19,475	$35,302	$3,249,828

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 17—Segment Information (Continued)

	Community
	Banking	Wealth Management	All Other	Consolidated Totals
Year Ended December 31, 2005	(Dollars in thousands)
Net interest income (expense)	$87,105	$620	$(604)	$87,121
Provision for loan losses	3,401	-	-	3,401
Noninterest income	20,512	6,690	2,788	29,990
Noninterest expense	55,129	7,078	272	62,479
Income before income taxes	49,087	232	1,912	51,231
Income taxes	11,927	81	395	12,403
Net income	$37,160	$151	$1,517	$38,828
Assets	$3,084,303	$51	$33,005	$3,117,359

Year Ended December 31, 2004
Net interest income	$84,344	$481	$266	$85,091
Provision for loan losses	2,555	-	-	2,555
Noninterest income	19,012	6,547	2,599	28,158
Noninterest expense	51,981	7,513	67	59,561
Income (loss) before income taxes (benefit)	48,820	(485)	2,798	51,133
Income taxes (benefit)	11,999	(169)	736	12,566
Net income (loss)	$36,821	$(316)	$2,062	$38,567
Assets	$2,984,067	$1,887	$38,561	$3,024,515

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 of the consolidated financial statements. Consolidating adjustments reflecting certain eliminations of inter-segment revenues, cash and investment in subsidiaries are included in the “All Other” segment.

Note 18—Lease Commitments and Contingent Liabilities

Lease Commitments

     Lease commitments for equipment and banking locations expire intermittently over the years through 2036. Most banking location leases require the lessor to pay insurance, maintenance costs, and property taxes. Approximate minimum rental commitments for non-cancelable operating leases at December 31, 2006, are as follows:

Minimum
Lease
Payments
(Dollars
in thousands)
For the year ending:
2007	$2,343
2008	2,344
2009	2,013
2010	1,901
2011	1,802
Thereafter	19,948
Total	$30,351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 18—Lease Commitments and Contingent Liabilities (Continued)

     Total rent expense amounted to $2.4 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.

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

Note 19—Financial Instruments with Off-Balance Sheet Risk

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

     The Bank’s maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amounts of those instruments. The Bank uses the same stringent credit policies in extending these commitments as they do for recorded financial instruments and controls exposure to loss through credit approval and monitoring procedures. These commitments often expire without being drawn upon and often are secured with appropriate collateral; therefore, the total commitment amount does not necessarily represent the actual risk of loss or future cash requirements.

     The Bank offers commercial, mortgage and consumer credit products to its customers in the normal course of business. These products represent a diversified credit portfolio and are generally issued to borrowers within the Bank’s branch office systems in eastern Pennsylvania. The ability of the customers to repay their credits is, to some extent, dependent upon the economy in the Bank’s market areas.

     The approximate contract amounts are as follows:

	Total Amount
	Committed at
	December 31,
Commitments	2006	2005
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$753,825	$722,034
Standby letters of credit and financial guarantees written	25,960	21,661
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	59,750	22,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 19—Financial Instruments with Off-Balance Sheet Risk (Continued)

     The total commitment to extend credit included no credit card unused lines at December 31, 2006 and $44.4 million at December 31, 2005. In April 2006, the Corporation sold its existing credit card portfolio. See Note 2 – Acquisitions / Dispositions for additional information.

     Standby letters of credit expire as follows: $23.2 million in one year or less, $1.1 million after one year through three years, $38,000 after three years through five years and $1.6 million after five years.

     At December, 31, 2006, the Corporation had cash flow hedges in the form of interest rate swaps with a notional amount of $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Corporation to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges with a notional amount of $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $442,000 and $69,000 for the years ended December 31, 2006 and 2005 and estimates that for 2007, $429,000 will be recognized as an increase in net interest income. These swaps mature in 2008. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” For the years ended December 31, 2006 and 2005, the Corporation amortized into net interest income $151,000 and $159,000, respectively related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. The Corporation has entered into fair value hedges with a notional amount of $4.8 million with $7,000 of interest income recognized for the year ended December 31, 2006. These swaps mature in 2015 through 2016. At December 31, 2006, the Corporation had swap agreements with a positive fair value of $545,000 and with a negative fair value of $21,000. At December 31, 2005, the swaps had a positive fair value of $623,000. There was no hedge ineffectiveness recognized during 2006, 2005 and 2004.

     The Bank also had commitments with customers to extend mortgage loans at a specified rate at December 31, 2006 and 2005 of $2.3 million and $1.8 million, respectively and commitments to sell mortgage loans at a specified rate at December 31, 2006 and 2005 of $792,000 and $1.1 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At December 31, 2006 and 2005, the fair values of the loan commitments were $12,000 and $320, respectively, which were recorded as other income.

     During April 2006, the Bank sold its existing credit card portfolio of $15.3 million. The sale agreement stipulates that any credit card accounts delinquent over 30 days, overlimit accounts and petitioned bankruptcies will be guaranteed by the Bank for a period of one year. Of the $15.3 million in credit card receivables sold, $529,000 was sold with full recourse which was the total potential recourse exposure at the time of the sale. During the second quarter of 2006, the Bank recorded a recourse liability of $371,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar credit card receivables. The Bank will be subject to the full recourse obligations for a period of one year. At December 31, 2006, the total potential recourse exposure had been reduced to $195,000 with a current recourse liability of $96,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 19—Financial Instruments with Off-Balance Sheet Risk (Continued)

     During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010 with approximately 85% of the lease financing receivables estimated to be paid down by December 31, 2007. The outstanding balance of these sold leases at December 31, 2006 was $3.0 million with a total recourse exposure of $709,000 and a current recourse liability of $64,000.

Note 20—Regulatory Capital

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$323,622	12.58%	$205,814	8.00%	$257,268	—
Harleysville National Bank	279,513	10.93%	204,529	8.00%	255,661	10%
Tier 1 Capital (to risk weighted assets):
Corporation	302,368	11.75%	102,907	4.00%	154,361	—
Harleysville National Bank	258,259	10.10%	102,264	4.00%	153,397	6%
Tier 1 Capital (to average assets):
Corporation	302,368	9.36%	129,242	4.00%	161,553	—
Harleysville National Bank	258,259	8.08%	127,877	4.00%	159,846	5%

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$318,911	12.98%	$196,563	8.00%	$245,703	—
Harleysville National Bank	259,883	10.64%	195,390	8.00%	244,238	10%
Tier 1 Capital (to risk weighted assets):
Corporation	298,946	12.17%	98,281	4.00%	147,422	—
Harleysville National Bank	239,918	9.82%	97,695	4.00%	146,543	6%
Tier 1 Capital (to average assets):
Corporation	298,946	9.69%	123,408	4.00%	154,260	—
Harleysville National Bank	239,918	7.86%	122,154	4.00%	152,693	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 20—Regulatory Capital (Continued)

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital to risk-weighted assets. Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that have occurred that management believes have changed the Bank’s category.

     The National Banking Laws require the approval of the Office of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceed the net profits of the bank (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank may declare dividends in 2007 of approximately $35.7 million plus an amount equal to the net profits of the Bank in 2007 up to the date of any such dividend declaration.

     Banking regulations limit the amount of investments, loans, extensions of credit and advances that a subsidiary bank can make to an affiliate at any time to 10% and in the aggregate or to a single financial subsidiary, to 20% of the Bank’s capital stock and surplus. These regulations also require that certain covered transactions including a loan, extension of credit or advance to an affiliate be secured by securities having a market value in excess of the amount thereof. At December 31, 2006, the Bank’s investment in the Cornerstone Companies (a financial subsidiary) of $16.7 million was in compliance with the limitations and not subject to collateral requirements.

Note 21—Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 21—Fair Value of Financial Instruments (Continued)

     Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at December 31, 2006 and 2005 are outlined as follows:

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

Long-term borrowings and subordinated debt

     The amounts assigned to long-term borrowings and subordinated debt were based on quoted market prices, when available, or were based on discounted cash flow calculations using prevailing market interest rates for debt of similar terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 21—Fair Value of Financial Instruments (Continued)

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

     The fair value of interest rate swaps are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of the interest rate swap agreements are $524,000 at December 31, 2006 and $623,000 at December 31, 2005.

The carrying and fair values of certain financial instruments were as follows:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Investment securities	$911,889	$912,307	$901,208	$901,406
Loans, net	2,047,355	2,045,513	1,985,493	1,946,051
Time deposits	852,572	849,052	756,658	753,008
Long-term borrowings and subordinated
debt	291,298	281,246	349,298	343,882
Bank-owned life insurance	61,720	61,720	59,334	59,334

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Parent-Company Only Financial Information

     Condensed financial statements of Harleysville National Corporation follow:

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)
Assets
Cash	$11,835	$26,152
Investments in subsidiaries	332,461	294,726
Other investments	1,548	1,548
Other assets	1,213	3,025
Total assets	$347,057	$325,451
Liabilities and shareholders’ equity
Subordinated debt	$51,548	$51,548
Other liabilities	758	671
Total liabilities	52,306	52,219
Shareholders’ equity	294,751	273,232
Total liabilities and shareholders’ equity	$347,057	$325,451

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Dividends from subsidiaries	$21,779	$26,638	$18,575
Interest from subsidiaries	290	191	—
Investment income	130	57	29
Total income	22,199	26,886	18,604
Interest on subordinated debt	3,653	2,180	1,249
Noninterest expense	556	3	23
Total expense	4,209	2,183	1,272
Income before income tax benefit and equity in undistributed net
income of subsidiaries	17,990	24,703	17,332
Income tax benefit	(1,206)	(677)	(426)
Income before equity in undistributed net income of subsidiaries	19,196	25,380	17,758
Equity in undistributed net income of subsidiaries	20,219	13,448	20,809
Net income	$39,415	$38,828	$38,567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Parent-Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating activities:
Net income	$39,415	$38,828	$38,567
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(20,219)	(13,448)	(20,809)
Stock-based compensation expense	440	—	—
Net (increase) decrease in other assets	1,846	(1,447)	(1,115)
Net increase in other liabilities	274	43	540
Other, net	(30)	(782)	(693)
Net cash provided by operating activities	21,726	23,194	16,490

Investing activities:
Net cash paid due to acquisition	—	—	(18,403)
Capital contributions made to the subsidiaries	(15,000)	—	—
Net cash used in investing activities	(15,000)	—	(18,403)

Financing activities:
Advances of long-term subordinated debt	—	25,774	20,619
Cash dividends	(21,779)	(20,738)	(18,575)
Repurchase of common stock	(5,502)	(9,972)	(3,815)
Proceeds from the exercise of stock options	5,302	4,453	5,243
Excess tax benefits from stock-based compensation	948	—	—
Other, net	(12)	(15)	(13)
Net cash provided by (used in) financing activities	(21,043)	(498)	3,459
Net increase (decrease) in cash	(14,317)	22,696	1,546
Cash and cash equivalents at beginning of year	26,152	3,456	1,910
Cash and cash equivalents at end of year	$11,835	$26,152	$3,456

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Harleysville National Corporation

     We have audited the accompanying consolidated balance sheets of Harleysville National Corporation (a Pennsylvania corporation) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harleysville National Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 12 and 14 to the consolidated financial statements, the Corporation has adopted Financial Accounting Standards Board Statement(FASB) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)) and FASB No. 123(R), Share Based Payments in 2006.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harleysville National Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 2, 2007

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A.     Controls and Procedures

     There have been no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

     Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management believes that, as of December 31, 2006, the Corporation’s internal control over financial reporting was effective.

Item 9A.     Controls and Procedures (Continued)

     The Corporation’s independent registered Public Accounting Firm has issued an audit report on management’s assessment of the Corporation’s internal control over financial reporting. This report appears herein in Item 9A, section iii.

(iii)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors
Harleysville National Corporation

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Harleysville National Corporation (a Pennsylvania corporation) and its subsidiaries (collectively, the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harleysville National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

Item 9A.     Controls and Procedures (Continued)

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that Harleysville National Corporation, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Harleysville National Corporation, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville National Corporation and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 2, 2007

Item 9B.     Other Information

     None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

     The Corporation has a Code of Ethics for directors, officers and employees of the corporation. It is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

     The SEC requires disclosure concerning whether or not the Corporation has at least one “audit committee financial expert” on the Audit Committee. During 2006, Walter R. Bateman, II was the committee’s independent financial expert, as defined by SEC regulations, and chaired the committee.

     Additional information regarding directors, executive officers and corporate governance is included under the following captions in the Corporation’s proxy statement relating to its 2007 annual meeting of shareholders (the “2007 Proxy Statement”) and is incorporated herein by reference:

“Directors”
“Executive Officers””
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

Item 11.     Executive Compensation

     Information regarding executive compensation included under the following captions in the 2007 Proxy Statement is incorporated herein by reference:

“Directors”
“Meetings and Committees of the Board of Directors”
“Director Compensation”
“Compensation Discussion and Analysis”
“Compensation Committee Report”
“Compensation Committee Interlocks and Insider Participation”
“Executive Compensation”
“Potential Payments upon Termination or Change in Control”
“Executive Employment Agreements”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Security ownership information of certain beneficial owners and management is included under the caption, “Beneficial Ownership,” in the 2007 Proxy Statement is incorporated herein by reference.

     The information required by this item concerning Equity Compensation Plan information is included in Part II, Item 5, “Equity Compensation Plan Information” of this Report on Form 10-K and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

     Information included in Part II, Item 8, Footnote 5 “Loans” of this Report on Form 10-K is incorporated herein by reference.

     Information included under the captions, “Related Party Transactions,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in the 2007 Proxy Statement is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

     Information included under the caption, “Independent Registered Public Accounting Firm,” in the 2007 Proxy Statement is incorporated herein by reference.

     PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report (see Part II, Item 8, “Financial Statements and Supplementary Data”):

	(1)	Financial Statements:

		(a)	Consolidated Balance Sheets at December 31, 2006 and 2005

		(b)	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

		(c)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

		(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

		(e)	Notes to Consolidated Financial Statements

		(f)	Report of Independent Registered Public Accounting firm

	(2)	Financial Statement Schedules are not applicable

	(3)	The exhibits listed on the Exhibit Index at the end of this Report are filed with or incorporated as part of this Report (as indicated in connection with each Exhibit).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEYSVILLE NATIONAL CORPORATION

	By:	/s/ Demetra M. Takes
Demetra M. Takes
Interim President, Chief Executive Officer and Director

Date: March 2, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WALTER R. BATEMAN, II	Director	March 2, 2007
Walter R. Bateman, II

/s/ LEEANN BERGEY	Director	March 2, 2007
LeeAnn Bergey

/s/ WALTER E. DALLER, JR.	Director	March 2, 2007
Walter E. Daller, Jr.

/s/ HAROLD A. HERR	Director	March 2, 2007
Harold A. Herr

/s/ THOMAS C. LEAMER	Director	March 2, 2007
Thomas C. Leamer

/s/ STEPHANIE S. MITCHELL	Director	March 2, 2007
Stephanie S. Mitchell

/s/ A. ROSS MYERS	Director	March 2, 2007
A. Ross Myers

/s/ GEORGE S. RAPP	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2007
George S. Rapp

/s/ DEMETRA M. TAKES	Interim President, Chief Executive Officer and Director	March 2, 2007
Demetra M. Takes

/s/ JAMES A. WIMMER	Director	March 2, 2007
James A. Wimmer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibits
(2.1)	Purchase Agreement, dated as of November 15, 2005, by and among Harleysville National Bank and Trust Company, Cornerstone Financial Consultants, Ltd., Cornerstone Advisors Asset Management, Inc., Cornerstone Institutional Investors, Inc., Cornerstone Management Resources, Inc., John R. Yaissle, Malcolm L. Cowen, II, and Thomas J. Scalici. The schedules and exhibits to the Purchase Agreement are listed at the end of the Purchase Agreement but have been omitted from the exhibit to Form 10-K. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 15, 2006.)

(2.2)	Branch Purchase Agreement and Deposit Assumption Agreement, dated as of July 26, 2006, by and among First National Community Bank as Buyer and Harleysville National Bank and Trust Company as Seller. (Incorporated by reference to Exhibit 2.2 to the Corporation’s Quarterly Report filed on Form 10-Q, filed with the Commission on August 9, 2006.) The attachments, schedules and exhibits to the Branch Purchase and Deposit Assumption Agreement are listed at the end of the Branch Purchase and Deposit Assumption Agreement but have been omitted from the exhibit to the Form 10-Q. The Registrant agrees to supplementally furnish a copy of any omitted attachment, schedule or exhibit to the Securities and Exchange Commission upon request.

(3.1)	Harleysville National Corporation Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(3.2)	Harleysville National Corporation Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed with the Commission on February 14, 2005.)

(10.1)	Harleysville National Corporation 1993 Stock Incentive Plan.** (Incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement No. 33-69784 on Form S-8, filed with the Commission on October 1, 1993.)

(10.2)	Harleysville National Corporation Stock Bonus Plan.*** (Incorporated by reference to Exhibit 99A of Registrant’s Registration Statement No. 333-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.3)	Supplemental Executive Retirement Plan.* (Incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)

(10.4)	Walter E. Daller, Jr., Chairman and former President and Chief Executive Officer’s Employment Agreement dated October 26, 1998.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.5)	Consulting Agreement and General Release dated November 12, 2004 between Walter E. Daller, Jr., Harleysville National Corporation and Harleysville National Bank and Trust Company.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.6)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Walter E. Daller, Jr.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

Exhibit
No.	Description of Exhibits
(10.7)	Employment Agreement dated October 26, 1998 by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.8)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.9)	Harleysville National Corporation 1998 Stock Incentive Plan.** (Incorporated by reference to Registrant’s Registration Statement No. 333-79971 on Form S-8, filed with the Commission on June 4, 1999.)

(10.10)	Harleysville National Corporation 1998 Independent Directors Stock Option Plan, as amended and restated effective February 8, 2001.** (Incorporated by reference to Appendix “A” of Registrant’s Definitive Proxy Statement, filed with the Commission on March 9, 2001.)

(10.11)	Supplemental Executive Retirement Benefit Agreement dated February 23, 2004 between Michael B. High, Executive Vice President and former Chief Financial Officer, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.12)	Employment Agreement effective April 1, 2005 between Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.13)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Michael B. High, Executive Vice President and Chief Operating Officer of the Corporation.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.14)	Employment Agreement dated March 9, 2004 between Mikkalya Murray, Executive Vice President and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.15)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Mikkalya Murray, Executive Vice President.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.16)	Harleysville National Corporation 2004 Omnibus Stock Incentive Plan, as amended and restated effective November 9, 2006.** (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2006).

(10.17)	Employment Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004.)

Exhibit
No.	Description of Exhibits
(10.18)	Supplemental Executive Retirement Benefit Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004.)

(10.19)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and James F. McGowan, Jr., Executive Vice President & Chief Credit Officer.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.20)	Employment Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.21)	Supplemental Executive Retirement Benefit Agreement dated September 27, 2004 between John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.22)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and John Eisele, Executive Vice President & President of Millennium Wealth Management and Private Banking.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.23)	Employment Agreement effective January 1, 2005 between Gregg J. Wagner, President and Chief Executive Officer of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.24)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Gregg J. Wagner, the current President and Chief Executive Officer of the Corporation.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.25)	Complete Settlement Agreement and General Release dated November 29, 2006 and effective December 8, 2006 between Gregg J. Wagner and Harleysville National Corporation, Harleysville National Bank and Trust Company and Harleysville Management Services, LLC .* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on December 13, 2006.

(10.26)	Employment Agreement dated May 18, 2005, between George S. Rapp, Senior Vice President and Chief Financial Officer, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on May 20, 2005.)

(10.27)	Stock Purchase Agreement dated June 30, 2005, between David R. Kotok & Associates, Inc., Harleysville National Corporation and Harleysville National Bank and Trust Company. (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 1, 2005.)

(10.28)	Amended and Restated Declaration of Trust for HNC Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Sponsor, and the Administrators named therein, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November, 9, 2005.)

Exhibit
No.	Description of Exhibits
(10.29)	Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November, 9, 2005.)

(10.30)	Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November, 9, 2005.)

(10.31)	Employment Agreement effective July 12, 2006 between Lewis C. Cyr, Chief Lending Officer of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2006.)

(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, Footnote 15, “Earnings Per Share,” of this Report on Form 10-K

(21)	Subsidiaries of Registrant

(23)	Consent of Grant Thornton LLP, Independent Registered Public Accounting firm

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensatory plan arrangement.

**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.