Form 10-Q
period 2007-03-31
HARLEYSVILLE NATIONAL CORP
filed 2007-05-09
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,967,854  shares of Common Stock, $1.00 par value, outstanding on May 2, 2007.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$56,161	$61,895
Federal funds sold and securities purchased under agreements to resell	101,000	59,000
Interest-bearing deposits in banks	4,723	3,975
Total cash and cash equivalents	161,884	124,870
Residential mortgage loans held for sale	1,014	1,857
Investment securities available for sale	869,681	853,010
Investment securities held to maturity (market value $59,356 and $59,297, respectively)	58,866	58,879
Loans and leases	2,064,763	2,045,498
Less: Allowance for loan losses	(20,929)	(21,154)
Net loans	2,043,834	2,024,344
Premises and equipment, net	36,583	33,785
Accrued interest receivable	15,116	14,950
Goodwill	45,081	43,956
Intangible assets, net	7,459	7,282
Bank-owned life insurance	62,302	61,720
Other assets	23,147	25,175
Total assets	$3,324,967	$3,249,828
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$328,096	$327,973
Interest-bearing:
Checking accounts	524,429	539,974
Money market accounts	711,969	662,966
Savings	130,981	133,370
Time deposits	831,366	852,572
Total deposits	2,526,841	2,516,855
Federal funds purchased and short-term securities sold under agreements to repurchase	99,103	96,840
Other short-term borrowings	36	1,357
Long-term borrowings	304,750	239,750
Accrued interest payable	30,754	31,358
Subordinated debt	51,548	51,548
Other liabilities	15,689	17,369
Total liabilities	3,028,721	2,955,077
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000
shares; issued 29,074,250 shares at March 31, 2007 and
December 31, 2006	29,074	29,074
Additional paid in capital	194,743	194,713
Retained earnings	79,680	79,339
Accumulated other comprehensive loss	(5,044)	(6,103)
Treasury stock, at cost: 106,615 shares at March 31, 2007 and
109,767 shares at December 31, 2006	(2,207)	(2,272)
Total shareholders' equity	296,246	294,751
Total liabilities and shareholders' equity	$3,324,967	$3,249,828
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(Dollars in thousands, except per share information)	2007	2006
	(Unaudited)
Interest Income:
Loans and leases, including fees	$34,636	$31,796
Investment securities:
Taxable	8,564	7,322
Exempt from federal taxes	2,689	2,553
Federal funds sold and securities purchased under agreements to resell	751	374
Deposits in banks	55	51
Total interest income	46,695	42,096

Interest Expense:
Savings and money market deposits	12,106	7,513
Time deposits	9,716	7,644
Short-term borrowings	1,256	1,420
Long-term borrowings	3,780	4,048
Total interest expense	26,858	20,625

Net interest income	19,837	21,471
Provision for loan losses	2,425	1,200
Net interest income after provision for loan losses	17,412	20,271

Noninterest Income:
Service charges	1,918	1,890
Gain on sales of investment securities, net	531	—
Wealth management	4,267	4,564
Bank-owned life insurance	582	600
Other income	1,849	1,879
Total noninterest income	9,147	8,933
Net interest income after provision for loan losses and
noninterest income	26,559	29,204

Noninterest Expense:
Salaries, wages and employee benefits	11,597	10,519
Occupancy	1,546	1,498
Furniture and equipment	917	891
Marketing	407	406
Other expense	4,312	3,811
Total noninterest expense	18,779	17,125

Income before income tax expense	7,780	12,079
Income tax expense	1,646	3,128
Net income	$6,134	$8,951

Net income per share information:
Basic	$0.21	$0.31
Diluted	$0.21	$0.30
Cash dividends per share	$0.20	$0.18
Weighted average number of common shares:
Basic	28,965,500	28,873,187
Diluted	29,255,820	29,379,870

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Three Months Ended March 31, 2007

	Common Stock	Treasury Stock
	Number of	Number of	Par	Additional Paid	Retained	Accumulated Other Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss )	Stock	Total	Income

Balance, January 1, 2007	29,074	(109)	$29,074	$194,713	$79,339	$(6,103)	$(2,272)	$294,751
Issuance of stock for stock options	-	3	-	(37)	-	-	65	28
Stock based compensation expense	-	-	-	67	-	-	-	67
Net income	-	-	-	-	6,134	-	-	6,134	$6,134
Other comprehensive income, net of reclassifications and tax	-	-	-	-	-	1,059	-	1,059	1,059
Cash dividends	-	-	-	-	(5,793)	-	-	(5,793)
Comprehensive income									$7,193
Balance, March 31, 2007	29,074	(106)	$29,074	$194,743	$79,680	$(5,044)	$(2,207)	$296,246

Three Months Ended March 31, 2006

	Common Stock	Treasury Stock
	Number of	Number of	Par	Additional Paid	Retained	Accumulated Other Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss )	Stock	Total	Income

Balance, January 1, 2006	27,500	(64)	$27,500	$167,418	$88,285	$(8,618)	$(1,353)	$273,232
Issuance of stock for stock options, net of excess tax benefits	82	83	82	1,400	-	-	1,762	3,244
Stock based compensation expense	-	-	-	128	-	-	-	128
Net income	--	-	-	-	8,951	-	-	8,951	$8,951
Other comprehensive income, net of reclassifications and tax	-	-	-	-	-	200	-	200	200
Purchases of treasury stock	-	(25)	-	-	-	-	(538)	(538)
Cash dividends	-	-	-	-	(5,228)	-	-	(5,228)
Comprehensive income									$9,151
Balance, March 31, 2006	27,582	(6)	$27,582	$168,946	$92,008	$(8,418)	$(129)	$279,989

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
(Dollars in thousands)	March 31,
	2007	2006
Operating Activities:
Net income	$6,134	$8,951
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,425	1,200
Depreciation and amortization	1,199	1,007
Net amortization of investment securities discounts/premiums	460	972
Deferred income tax expense (benefit)	173	(1,398)
Gain on sales of investment securities, net	(531)	—
Bank-owned life insurance income	(582)	(600)
Stock based compensation expense	67	128
Net increase in accrued interest receivable	(166)	(526)
Net decrease in accrued interest payable	(604)	(1,333)
Net decrease in other assets	888	996
Net decrease in other liabilities	(610)	(1,794)
Other, net	—	(7)
Net cash provided by operating activities	8,853	7,596
Investing Activities:
Proceeds from sales of investment securities available for sale	62,097	1,121
Proceeds from maturity or calls of investment securities available for sale	39,536	38,312
Purchases of investment securities available for sale	(116,391)	(75,801)
Net increase in loans	(21,070)	(19,201)
Net cash paid due to acquisitions, net of cash acquired	(2,500)	(14,485)
Purchases of premises and equipment	(3,674)	(2,017)
Proceeds from sales of premises and equipment	—	16
Proceeds from sales of other real estate	—	25
Net cash used in investing activities	(42,002)	(72,030)
Financing Activities:
Net increase in deposits	9,986	60,216
Increase in federal funds purchased and short-term securities sold under agreements to repurchase	2,263	15,920
Decrease in other short-term borrowings	(1,321)	(1,478)
Advances of long-term borrowings	80,000	—
Repayments of long-term borrowings	(15,000)	—
Cash dividends	(5,793)	(5,228)
Repurchase of common stock	—	(538)
Proceeds from the exercise of stock options	28	3,259
Excess tax benefits from stock based compensation	—	426
Net cash provided by financing activities	70,163	72,577
Net increase in cash and cash equivalents	37,014	8,143
Cash and cash equivalents at beginning of period	124,870	95,211
Cash and cash equivalents at end of the period	$161,884	$103,354

Cash paid during the period for:
Interest	$27,473	$21,982
Income taxes	$1,225	$654
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to net assets in foreclosure	$10	$91

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries-Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of March 31, 2007, the results of its operations for the three month periods ended March 31, 2007 and 2006 and the cash flows for the three month periods ended March 31, 2007 and 2006. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2006 Annual Report on Form 10-K. The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.

For additional information on other significant accounting policies, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2006 Annual Report on Form 10-K.

Note 2 - Acquisition/Dispositions

On March 1, 2007, the Cornerstone Companies, a subsidiary of the Bank, completed a selected asset purchase of McPherson Enterprises and related entities (McPherson), registered investment advisors specializing in estate and succession planning and life insurance for high-net-worth construction and aggregate business owners and families throughout the United States. Located in Towson, Maryland, McPherson became a part of the Cornerstone Companies, a component of the Bank’s Millennium Wealth Management division. The Bank paid $1.5 million in cash. Estimated goodwill and identifiable intangibles of approximately $1.5 million was recorded in connection with the asset purchase. Management is in the process of evaluating and finalizing the identifiable intangible assets and purchase accounting adjustments.

On April 14, 2006, the Bank sold its existing credit card portfolio to Elan Financial Services, a national credit card issuer and established an agent issuing relationship with Elan Financial Services. Under the agreement, credit cards for the Bank are issued under the Harleysville National Bank name. The Bank sold $15.3 million in credit card receivables resulting in a gain in the second quarter of 2006 from the sale of these credit cards, net of federal income taxes, of approximately $939,000 or $.03 per diluted share. The Bank continues to earn certain fees from ongoing portfolio activity. The sale agreement stipulates that any credit card accounts delinquent over 30 days, overlimit accounts and petitioned bankruptcies will be guaranteed by the Bank for a period of one year. Of the $15.3 million in credit card receivables sold, $529,000 was sold with full recourse which was the total potential recourse exposure at the time of the sale. During the second quarter of 2006, the Bank recorded a recourse liability of $371,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar credit card receivables. The Bank was subject to the full recourse obligations for a period of one year. At March 31, 2007, the total potential recourse exposure had been reduced to $76,000.

Note 3 - Goodwill and Other Intangibles

Goodwill and identifiable intangibles were $45.1 million and $4.9 million, respectively at March 31, 2007, and $44.0 million and $4.7 million, respectively at December 31, 2006. The carrying amounts of goodwill by business segment at March 31, 2007 and December 31, 2006 for Community Banking was $31.6 million and for Wealth Management was $13.5 million and $12.4 million, respectively. Effective March 1, 2007, the Bank completed the selected asset purchase of McPherson Enterprises and related entities including estimated goodwill of approximately $1.1 million and customer relationship intangibles of approximately $375,000 (with an estimated weighted average amortization period of 10 years) allocated to the Wealth Management segment.

Note 3 - Goodwill and Other Intangibles - Continued

Management performed its annual review of goodwill at June 30, 2006 in accordance with SFAS No. 142 and determined there was no impairment of goodwill and other identifiable intangible assets.

The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at March 31, 2007 and December 31, 2006 are presented below:

	March 31,		December 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$1,929	$795	$1,929	$ 733
Other identifiable intangibles	4,288	563	3,913	448
Total	$6,217	$1,358	$5,842	$1,181

The remaining weighted average amortization period of core deposit and other identifiable intangibles was approximately eight years. The amortization of core deposit intangibles allocated to the Community Banking segment were $62,000 and $61,000 for the three months ended March 31, 2007 and 2006, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $115,000 and $94,000 for the three months ended March 31, 2007 and 2006, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $710,000, $709,000, $709,000, $709,000 and $596,000 for 2007, 2008, 2009, 2010 and 2011, respectively.

Mortgage servicing rights of $2.6 million at March 31, 2007 and December 31, 2006 are included on the Corporation’s balance sheet in other intangible assets.

Note 4 - Pension Plan

The Corporation has a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement.

The components of net periodic defined benefit pension expense and other amounts recognized in other comprehensive income for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006

Net periodic benefit cost
Service cost	$291	$260
Interest cost	171	164
Expected return on plan assets	(150)	(138)
Amortization of net actuarial loss	19	29
Net periodic benefit expense	$331	$315

The Corporation has not made any contributions to its pension plan during the first quarter of 2007.

Note 5 - Stock Dividend/Split

On September 15, 2006, the Corporation paid a five percent stock dividend to shareholders of record as of September 1, 2006. All prior period amounts were restated to reflect these stock dividends.

Note 6 - Stock-Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At March 31, 2007, 2,516,882 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at March 31, 2007, the Corporation has an additional 328,327 granted stock options as a result of the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $9.25 to $13.81.

The Corporation recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) adopted at January 1, 2006 under the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For new grants awarded on or after January 1, 2006, the Corporation utilizes the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data used for grants for the three months ended March 31, 2006 (no options were granted during the three month period ending March 31, 2007): weighted-average dividend yield of 3.46%; weighted-average expected volatility of 31.78%; weighted average risk-free interest rate of 4.42% and a weighted-average expected life of 7.34 years. Expected volatility is based on the historical volatility of the Corporation’s stock over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock-based compensation expense for the three months ended March 31, 2007 and 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was $67,000 and $64,000, net of tax for the first quarter of 2007 and $128,000 and $113,000, net of tax for the first quarter of 2006.

A summary of option activity under the Corporation’s stock option plans as of March 31, 2007, and changes during the three months ended March 31, 2007 is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	1,157,484	$15.60
Granted	-	-
Exercised	(3,152)	9.13
Forfeited (unvested)	-	-
Cancelled (vested)	-	-

Outstanding at March 31, 2007	1,154,332	$15.62	5.16	$5,349

Exercisable at March 31, 2007	1,025,038	$14.79	4.78	$5,349

There were no options granted during the three month period ending March 31, 2007. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $5.04. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $31,000 and $2.0 million, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

Note 6 - Stock-Based Compensation - Continued

A summary of the status of the Corporation’s nonvested shares as of March 31, 2007 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2007	131,610	$6.15

Granted	-	-

Vested	(2,315)	6.63

Forfeited	-	-

Nonvested at March 31, 2007	129,295	$6.14

As of March 31, 2007, there was a total of $667,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $15,000 and $23,000, respectively.

Note 7 - Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average, actual shares and per share information in these financial statements have been adjusted retroactively for the effect of stock dividends.

The calculations of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006

Basic earnings per share
Net income available to common shareholders	$6,134	$8,951
Weighted average common shares outstanding	28,965,500	28,873,187
Basic earnings per share	$.21	$.31

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$6,134	$8,951
Weighted average common shares outstanding	28,965,500	28,873,187
Dilutive potential common shares (1), (2)	290,320	506,683
Total diluted weighted average common shares outstanding	29,255,820	29,379,870
Diluted earnings per share	$.21	$.30

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended March 31, 2007, there were 424,858 antidilutive options at an average price of $24.40. For the three months ended March 31, 2006, there were 372,471 antidilutive options at an average price of $25.65.

Note 8 - Comprehensive Income

The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Three months ended March 31, 2007	Amount	(Expense)	Amount
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$2,361	$(826)	$1,535
Less reclassification adjustment for net gains realized in net income	531	(186)	345
Net unrealized gains	1,830	(640)	1,190
Change in fair value of derivatives used for cash flow hedges	(202)	71	(131)
Other comprehensive income, net	$1,628	$(569)	$1,059

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Three months ended March 31, 2006	Amount	(Expense)	Amount
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$59	$(21)	$38
Less reclassification adjustment for net gains realized in net income	-	-	-
Net unrealized gains	59	(21)	38
Change in fair value of derivatives used for cash flow hedges	203	(71)	132
Unrealized loss on termination of cash flow hedge	46	(16)	30
Other comprehensive income, net	$308	$(108)	$200

Note 9 - Segment Information

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

Note 9 - Segment Information - Continued

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended March 31, 2007

Net interest income (expense)	$20,256	$112	$(531)	$19,837
Provision for loan losses	2,425	-	-	2,425
Noninterest income	4,663	4,267	217	9,147
Noninterest expense	15,085	3,387	307	18,779
Income (loss) before income taxes (benefit)	7,409	992	(621)	7,780
Income taxes (benefit)	1,527	396	(277)	1,646
Net income (loss)	$5,882	$596	$(344)	$6,134
Assets	$3,268,334	$21,123	$35,510	$3,324,967

Three Months Ended March 31, 2006

Net interest income	$21,769	$140	$(438)	$21,471
Provision for loan losses	1,200	-	-	1,200
Noninterest income	4,171	4,587	175	8,933
Noninterest expense	13,586	3,343	196	17,125
Income (loss) before income taxes (benefit)	11,154	1,384	(459)	12,079
Income taxes (benefit)	2,791	583	(246)	3,128
Net income (loss)	$8,363	$801	$(213)	$8,951
Assets	$3,168,842	$2,460	$33,391	$3,201,693

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. Consolidating adjustments reflecting certain eliminations of inter-segment revenues, cash and investment in subsidiaries are included in the “All Other” segment.

Note 10 - Financial Instruments with Off-Balance Sheet Risk

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

The approximate contract amounts are as follows:
	Total Amount Committed at
Commitments	March 31, 2007	December 31, 2006
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit .......................................................................................................................................	$730,579	$753,825
Standby letters of credit and financial guarantees written ......................................................................................	21,102	25,960
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements ......................................................................................................................................	59,750	59,750
Interest rate cap agreements .........................................................................................................................................	200,000	—

Note 10 - Financial Instruments with Off-Balance Sheet Risk - Continued

At March 31, 2007, the Corporation had cash flow hedges in the form of interest rate swaps with a notional amount of $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges with a notional amount of $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $138,000 and $78,000 for the three months ended March 31, 2007 and 2006, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Corporation amortized into net interest income $45,000 for the first quarter of 2006 related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. The Corporation has entered into fair value hedges in the form of interest rate swaps with a notional amount of $4.8 million with $5,000 of interest income recognized for the three months ended March 31, 2007 and $2,000 recorded as a reduction of interest income for the three months ended March 31, 2006. At March 31, 2007, the Corporation had swap agreements with a positive fair value of $397,000 and with a negative fair value of $27,000. At December 31, 2006, the Corporation had swap agreements with a positive fair value of $545,000 and with a negative fair value of $21,000. There was no hedge ineffectiveness recognized during the first quarters of 2007 and 2006.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate now deposit accounts. The initial premium related to these caps was $73,000 which will be amortized to interest expense over the life of the cap based on the cap market value. At March 31, 2007, these caps, designated as cash flow hedges, had a positive fair value of $14,000 with no impact to earnings for the first quarter of 2007. The caps mature in March 2009.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at March 31, 2007 and December 31, 2006 of $3.1 million and $2.3 million, respectively and commitments to sell mortgage loans at a specified rate at March 31, 2007 and December 31, 2006 of $1.4 million and $792,000, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At March 31, 2007, the Corporation had commitments with a positive fair value of $21,000 and a negative fair value of $12,000, the net amount which was recorded as other income. At December 31, 2006, the Corporation had commitments with a positive fair value of $15,000 and a negative fair value of $3,000.

During April 2006, the Bank sold its existing credit card portfolio of $15.3 million. The sale agreement stipulates that any credit card accounts delinquent over 30 days, overlimit accounts and petitioned bankruptcies will be guaranteed by the Bank for a period of one year. Of the $15.3 million in credit card receivables sold, $529,000 was sold with full recourse which was the total potential recourse exposure at the time of the sale. During the second quarter of 2006, the Bank recorded a recourse liability of $371,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar credit card receivables. The Bank will be subject to the full recourse obligations for a period of one year. At March 31, 2007, the total potential recourse exposure had been reduced to $76,000.

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010 with approximately 85% of the lease financing receivables estimated to be paid down by December 31, 2007. The outstanding balance of these sold leases at March 31, 2007 was $2.4 million with a total recourse exposure of $528,000 and a current recourse liability of $46,000.

Note 11 - Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement also establishes presentation and disclosure requirements. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effective adjustment to the opening balance of retained earnings. At each subsequent reporting date, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value

Note 11 - Recent Accounting Pronouncements - Continued

option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied only to entire instruments. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, the cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements.” The Corporation is in the process of assessing the impact of the adoption of this statement on the Corporation’s financial statements.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 applies to fiscal years beginning after December 15, 2006. The Corporation adopted the provisions of FIN 48 on January 1, 2007. As required by Interpretation 48, which clarifies Statement 109,“Accounting for Income Taxes,” the Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Corporation applied FIN 48 to all tax positions for which the statute of limitations remained open. The Corporation has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

As of January 1, 2007, the Corporation has $158,000 of unrecognized tax benefits, which if recognized, would favorably affect the Corporation’s effective tax rate. The Corporation did not record a cumulative effect adjustment related to the adoption of FIN 48. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Corporation’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. As of January 1, 2007, interest accrued was $17,000 and no penalties have been accrued.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.

Item 2.                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries-Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative, of similar performance in the future. These are unaudited financial statements and, as such, are subject to year-end audit review.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this report and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed or implied in our forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to those described in Item 1A, “Risk Factors” in the Corporation’s 2006 Annual Report on Form 10-K and in this Form 10-Q.

Critical Accounting Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States and general practices with the financial services industry. The Corporation’s significant accounting policies are described in Note 1 of the consolidated financial statements in this Form 10-Q and in the Corporation’s 2006 Annual Report on Form 10-K and are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. In applying accounting policies and preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Judgments and assumptions required by management, which have, or could have a material impact on the Corporation’s financial condition or results of operations are considered critical accounting estimates. The following is a summary of the policies the Corporation recognizes as involving critical accounting estimates: Allowance for Loan Loss, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, Unrealized Gains and Losses on Debt Securities Available for Sale, and Deferred Taxes.

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

Stock-based Compensation: The Corporation recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R)) adopted at January 1, 2006 under the modified prospective application method of transition. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. The Corporation utilizes the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with SFAS 123(R), the Corporation estimates the number of options for which the requisite service is expected to be rendered.

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

Financial Overview

For the first quarter of 2007, the Corporation’s diluted and basic earnings per share were $.21 compared to $.30 and $.31, respectively, for the first quarter of 2006. Net income was $6.1 million for the first quarter of 2007 compared to $9.0 million during the same period in 2006.

At March 31, 2007, despite a challenging environment, the Corporation reported loan and deposit growth of 3.1% and 4.2%, respectively from the comparable period in 2006. Additionally, although the Corporation continues to experience net interest margin compression, we were able to increase our net interest margin from 2.75% for the fourth quarter 2006, to 2.82% in the first quarter of this year. The reduction in earnings for the first quarter of 2007 as compared to the same period in 2006 was reflective of the lower net interest income due to the net interest margin compression, an increase in the provision for loan losses as well as higher salaries and benefits expense.

The financial results for 2007 reflect the issuance of 1,382,000 shares of the Corporation’s common stock for a 5% stock dividend payable September 15, 2006. All share and per share information has been restated to reflect this stock dividend.

The Corporation’s consolidated total assets were $3.3 billion at March 31, 2007, an increase of 3.9% or $123.3 million over $3.2 billion in total assets reported at March 31, 2006. This rise was primarily attributable to loan growth of $62.3 million and an increase in cash and investments of $50.4 million. The growth in loans took place mainly in the Bank’s real estate portfolio. Total deposits increased $101.2 million to $2.5 billion at March 31, 2007 from $2.4 billion at March 31, 2006 principally attributable to growth in interest-bearing checking accounts. Total assets at March 31, 2007 were $75.1 million higher compared to December 31, 2006 with increases in cash and investments of $53.7 million and loans of $18.4 million.

For the three months ended March 31, 2007, the annualized return on average shareholders’ equity and the annualized return on average assets were 8.47% and .76%, respectively. For the same period in 2006, the annualized return on average shareholders’ equity was 13.06% and the annualized return on average assets was 1.15%. The decrease in these ratios during 2007 was primarily the result of lower net income.

Nonperforming assets (including nonaccrual loans, loans 90 days or more past due and net assets in foreclosure) were .59% of total assets at March 31, 2007, compared to .54% at December 31, 2006, and .33% at March 31, 2006. The increase in nonperforming assets at March 31, 2007, in relation to December 31, 2006, of $1.9 million was mainly due to a construction loan for one borrower and real estate loans for two borrowers placed on nonaccrual of interest, partially offset by the payoff of nonaccrual real estate loans for another borrower. The increase in relation to March 31, 2006 was largely due to an increase in the level of real estate loans on non-accrual of interest as well as 90 days past due. For the first quarter of 2007, the provision for loan losses was $2.4 million, compared to $1.2 million for the same period in 2006. The increase in the provision was primarily a result of inherent risk related to loan growth, the increase in nonperforming loans, as well as a higher level of charge-offs. Management recognizes the increased level of nonperforming assets and charge-offs and has dedicated more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

On March 1, 2007, the Cornerstone Companies, a subsidiary of the Bank, completed a selected asset purchase of McPherson Enterprises and related entities (McPherson), registered investment advisors specializing in estate and succession planning and life insurance for high-net-worth construction and aggregate business owners and families throughout the United States. McPherson became a part of the Cornerstone Companies, a component of the Bank’s Millennium Wealth Management division. The acquisition is part of the Corporation’s plan to continue to build its fee-based services businesses.

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

Net Interest Income

Net interest income on a tax equivalent basis in the first quarter of 2007 decreased $1.6 million or 7.1% from the same period in 2006. The decrease during the first quarter of 2007 was mainly attributable to higher deposit costs offset in part by increased loan and investment rates. Due to the market conditions, deposit rates increased more quickly than loan rates.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 2007 compared to March 31, 2006 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended
	March 31, 2007 compared to
(Dollars in thousands)	March 31, 2006

	Total	Due to change in:
	Change	Volume	Rate

Increase in interest income:
Investment securities *	$1,402	$92	$1,310
Federal funds sold and deposits in banks	381	313	68
Loans *	2,821	1,170	1,651
Total	4,604	1,575	3,029

Increase (decrease) in interest expense:
Savings and money market deposits	4,593	981	3,612
Time deposits	2,072	471	1,601
Borrowed funds	(432)	(788)	356
Total	6,233	664	5,569

Net (decrease) increase in net interest income	$(1,629)	$911	$(2,540)
*Tax equivalent basis using a tax rate of 35%, net

The following table presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2007			2006

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$684,651	$8,564	5.07%	$690,204	$7,322	4.30%
Nontaxable investments (1)	260,007	3,937	6.14	246,663	3,777	6.21
Total investment securities	944,658	12,501	5.37	936,867	11,099	4.80
Federal funds sold and deposits in banks	62,837	806	5.20	37,896	425	4.55
Loans (1) (2)	2,059,871	34,905	6.87	1,988,778	32,084	6.54
Total earning assets	3,067,366	48,212	6.37	2,963,541	43,608	5.97
Noninterest-earning assets	213,488			200,466
Total assets	$3,280,854			$3,164,007

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,376,074	12,106	3.57	$1,229,437	7,513	2.48
Time	831,489	9,716	4.74	785,250	7,644	3.95
Total interest-bearing deposits	2,207,563	21,822	4.01	2,014,687	15,157	3.05
Borrowed funds	422,415	5,036	4.84	489,614	5,468	4.53
Total interest bearing liabilities	2,629,978	26,858	4.14	2,504,301	20,625	3.34
Noninterest-bearing liabilities:
Demand deposits	308,095			338,666
Other liabilities	48,986			43,148
Total noninterest-bearing liabilities	357,081			381,814
Total liabilities	2,987,059			2,886,115
Shareholders' equity	293,795			277,892
Total liabilities and shareholders' equity	$3,280,854			$3,164,007
Net interest spread			2.23			2.63
Effect of noninterest-bearing sources			0.59			.52
Net interest income/margin on earning assets		$21,354	2.82%		$22,983	3.15%

Less tax equivalent adjustment		1,517			1,512
Net interest income		$19,837			$21,471

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis, net of deductions (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the first quarter of 2007 increased $4.6 million, or 10.6% over the same period in 2006. This increase was primarily due to higher average rates earned on loans and investment securities of 33 basis points and 57 basis points, respectively, as well as increases in average loans of $71.1 million, or 3.6% and federal funds sold to correspondent banks of $27.0 million. Interest expense increased $6.2 million during the first quarter of 2007 versus the comparable period in 2006 mainly attributed to higher deposit rates as well as an increase in average interest-bearing deposits of $192.9 million, or 9.6% partially offset by a decline in average borrowings of $67.2 million, or 13.7%. The average rate paid on deposits during the first quarter of 2007 of 4.01% was 96 basis points higher compared to the same period in 2006 due to higher rates on most deposit products. The decline in average borrowings resulted principally from FHLB maturities in addition to a reduced level of overnight funding replaced by deposit growth.

Net Interest Margin

The net interest margin for the first quarter of 2007 was 2.82%, compared to 2.75% for the fourth quarter of 2006 and 3.15% for the first quarter of 2006. Due to market conditions, deposit rates increased faster than loan rates, resulting in a lower net interest margin compared to the first quarter of 2006.

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

The Corporation only utilizes derivative instruments for asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. The notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Interest rate swaps are contracts in which a series of interest-rate flows (fixed and floating) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. Interest rate caps are purchased contracts that limit the exposure from the repricing of liabilities in a rising rate environment.

At March 31, 2007, the Corporation had cash flow hedges in the form of interest rate swaps with a notional amount of $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Corporation to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges with a notional amount of $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $138,000 and $78,000 for the three months ended March 31, 2007 and 2006, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Corporation amortized into net interest income $45,000 for the first quarter of 2006 related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. The Corporation has entered into fair value hedges with a notional amount of $4.8 million with $5,000 of interest income recognized for the three months ended March 31, 2007 and $2,000 recorded as a reduction of interest income for the three months ended March 31, 2006. At March 31, 2007, the Corporation had swap agreements with a positive fair value of $397,000 and with a negative fair value of $27,000. At December 31, 2006, the Corporation had swap agreements with a positive fair value of $545,000 and with a negative fair value of $21,000. There was no hedge ineffectiveness recognized during the first quarters of 2007 and 2006.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate now deposit accounts. The initial premium related to these caps was $73,000 which will be amortized to interest expense over the life of the cap based on the cap market value. At March 31, 2007, these caps, designated as cash flow hedges, had a positive fair value of $14,000 with no impact to earnings for the first quarter of 2007. The caps mature in March 2009.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the March 31, 2007 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of March 31, 2007. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	of Equity	Change	Percent Change

+300 Basis Points	$297,348	$(105,090)	-26.11%	+/- 35%
+200 Basis Points	333,736	(68,702)	-17.07%	+/- 25
+100 Basis Points	369,720	(32,718)	-8.13%	+/- 15
Flat Rate	402,438	-	0.00%
-100 Basis Points	401,433	(1,005)	-0.25%	+/- 15
-200 Basis Points	389,004	(13,434)	-3.34%	+/- 25
-300 Basis Points	376,635	(25,803)	-6.41%	+/- 35

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

The Corporation’s allowance for loan and lease losses is the accumulation of various components that are calculated based on various independent methodologies. The components of the allowance for credit losses consist of both historical losses and estimates. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Corporation’s allowance for loan losses components includes the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes and results of the loan review process. The Corporation’s historical loss component is the most significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

The historical loss components of the allowance represent the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, expressed as percentages, relative to delinquency, risk rating and nonaccrual, by credit product.

The historical loss components of the allowance for commercial loans are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectibility of loans. The Corporation analyzes all commercial loans that have been identified as having potential risk. The review is accomplished via Watchlist Memoranda, and designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. The historical loss component of the allowance for consumer loans is based principally on loan payment status, retail classification and historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions.

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

For the first quarter of 2007, the provision for loan losses was $2.4 million, compared to $1.2 million for the same period in 2006. The increase in the provision was primarily a result of inherent risk related to loan growth, the increase in nonperforming loans, as well as a higher level of charge-offs. Net loans charged-off increased $1.5 million in the first quarter of 2007 compared to the same quarter in 2006 principally from charge-offs related to real estate construction loans for one borrower and a $700,000 charge-off for a loan to one commercial borrower whose financial condition changed due to internal factors unique to that borrower and to a lesser extent, factors affecting the economy as a whole.

Our customer base has remained relatively constant and we believe that the current deterioration in credit quality has been caused by the economic pressures being felt by our borrowers. We have experienced a similar decline in the past and expect that we could experience a similar decline in future economic cycles.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Average loans	$2,059,871	$1,988,778

Allowance, beginning of period	21,154	19,865
Loans charged off:
Commercial and industrial	750	445
Consumer	373	581
Real estate	1,620	436
Lease financing	31	10
Total loans charged off	2,774	1,472
Recoveries:
Commercial and industrial	9	3
Consumer	93	177
Real estate	9	53
Lease financing	13	69
Total recoveries	124	302
Net loans charged off	2,650	1,170
Provision for loan losses	2,425	1,200
Allowance, end of period	$20,929	$19,895
Ratio of net charge offs to average
loans outstanding (annualized)	0.52%	0.24%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

	March 31, 2007		December 31, 2006
		Percent of		Percent of
(Dollars in thousands)	Amount	Allowance	Amount	Allowance

Real estate	$8,266	40%	$7,918	38%
Commercial
and industrial	8,838	42%	9,119	43%
Consumer	3,793	18%	4,041	19%
Lease financing	32	-%	76	-%
Total	$20,929	100%	$21,154	100%

Nonperforming Assets

Nonperforming assets (including nonaccruing loans, net assets in foreclosure and loans past due 90 days or more past due) were .59% of total assets at March 31, 2007, compared to .54% at December 31, 2006, and .33% at March 31, 2006. The increase in nonperforming assets at March 31, 2007, in relation to December 31, 2006, of $1.9 million was mainly due to a construction loan for one borrower (after a $1.5 million charge-off) and real estate loans for two borrowers placed on nonaccrual of interest, partially offset by the payoff of nonaccrual real estate loans for another borrower. The increase in relation to March 31, 2006 was largely due to an increase in the level of real estate loans on non-accrual of interest as well as 90 days past due. Management recognizes the increased level of nonperforming assets and charge-offs. The expectation of continued economic pressures resulting in deterioration of credit quality has caused us to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

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

Table 6—Nonperforming Assets

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Nonaccrual loans	$17,519	$15,201	$9,430
Loans 90 days or more past due	2,001	2,444	1,093
Total nonperforming loans	19,520	17,645	10,523
Net assets in foreclosure	10	-	78
Total nonperforming assets	$19,530	$17,645	$10,601

Allowance for loan losses to nonperforming loans	107.2%	119.9%	189.1%
Nonperforming loans to total net loans	0.95%	0.87%	0.53%
Allowance for loan and lease losses to total loans	1.01%	1.03%	0.99%
Nonperforming assets to total assets	0.59%	0.54%	0.33%

Locally located real estate, most with acceptable loan to value ratios, secures many of the nonperforming loans.

The following table presents information concerning impaired loans. Impaired loans are loans for which it is probable that all principal and interest will not be collected according to the contractual terms of the loan agreement.

Table 7—Impaired Loans

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Impaired Loans	$7,789	$3,946	$4,351

Average year-to-date impaired loans	$6,523	$3,222	$3,507

Impaired loans with specific loss allowances	$7,789	$3,946	$4,351

Loss allowances reserved on impaired loans	$1,279	$678	$686

Year-to-date income recognized on impaired loans	$4	$60	$1

The Bank’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income of $9.1 million for the first quarter of 2007 reflects an increase of $214,000 from the comparable period in 2006. Gains on sales of investment securities for the three months ended March 31, 2007 were $531,000. The net security gains were primarily the result of the sale of mortgage-backed securities and longer duration municipal bonds. During the comparable period in 2006, there were no gains recognized. Additionally, the Bank experienced modest increases in deposit service charges and a slight decline in wealth management revenue of $297,000 due to a higher level of variable life insurance business booked in the first quarter of 2006. Major revenue component sources of wealth management income include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees.

Noninterest Expense

Noninterest expense of $18.8 million for the first quarter of 2007 increased $1.7 million from the first quarter of 2006. Salaries and benefits expense rose $1.1 million during the first quarter of 2007 as compared to the same period in 2006 primarily due to higher staffing levels resulting from growth and increased cost of medical benefits. Other expense increased $501,000 during 2007 mainly as a result of increased computer software costs and professional and consulting expenses.

Income Taxes

The effective income tax rates for the quarters ended March 31, 2007 and 2006 were 21.2% and 25.9%, respectively, versus the applicable federal statutory rate of 35%. The Corporation’s effective rates during 2007 and 2006 were lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The effective rate for the three months ended March 31, 2007 was lower than the same period in 2006 primarily due to the lower level of net income during the first quarter of 2007.

Balance Sheet Analysis

Total assets at March 31, 2007 of $3.3 billion increased $75.1 million compared to December 31, 2006 with increases in cash and investments of $53.7 million and loans of $18.4 million. Federal funds sold to correspondent banks increased $42.0 million resulting from the net increase in long-term borrowings for interest rate risk purposes and in anticipation of continued loan growth. The balance of investment securities available for sale at March 31, 2007 of $869.7 million increased $16.7 million compared to December 31, 2006 primarily as a result of net additional purchases of mortgage-backed securities. The increases in goodwill and intangible assets of $1.3 were related to the selected asset purchase of McPherson during the first quarter of 2007 and allocated to the Wealth Management segment.

Total deposits of $2.53 billion at March 31, 2007 increased $10.0 million from $2.52 billion at December 31, 2006. Money market accounts increased $49.0 million partially offset by reductions in time deposits of $21.2 million and interest-bearing checking accounts of $15.5 million. Core deposits (total deposits less time deposits) increased $31.2 million or 1.9% to $1.70 billion for the same periods.

Total borrowings increased $65.9 million to $455.4 million at March 31, 2007 from $389.5 million at December 31, 2006. The increase was the result of advances of $80.0 million in long-term securities sold under agreements to repurchase partially offset by $15.0 in maturities of long-term Federal Home Loan Bank borrowings.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending March 31, 2007 was $296.2 million, an increase of $1.5 million over the end of 2006 primarily the result of a reduction in the accumulated other comprehensive loss related to investment securities. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital
(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of March 31, 2007	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$322,346	12.26%	$210,355	8.00%	$262,944	-
Harleysville National Bank	278,620	10.66%	209,119	8.00%	261,398	10%
Tier 1 Capital (to risk weighted assets):
Corporation	301,317	11.46%	105,177	4.00%	157,766	-
Harleysville National Bank	257,591	9.85%	104,559	4.00%	156,839	6%
Tier 1 Capital (to average assets):
Corporation	301,317	9.32%	129,252	4.00%	161,566	-
Harleysville National Bank	257,591	8.06%	127,844	4.00%	159,804	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2006	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$323,622	12.58%	$205,814	8.00%	$257,268	-
Harleysville National Bank	279,513	10.93%	204,529	8.00%	255,661	10%
Tier 1 Capital (to risk weighted assets):
Corporation	302,368	11.75%	102,907	4.00%	154,361	-
Harleysville National Bank	258,259	10.10%	102,264	4.00%	153,397	6%
Tier 1 Capital (to average assets):
Corporation	302,368	9.36%	129,242	4.00%	161,553	-
Harleysville National Bank	258,259	8.08%	127,877	4.00%	159,846	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is generally common stockholder’s equity and retained earnings adjusted to exclude disallowed goodwill and identifiable intangibles as well as the inclusion of qualifying trust preferred securities. Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 2007, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.46%, and the total risk-adjusted capital ratio was 12.26%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at March 31, 2007.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. Banking organizations are expected to have ratios from 4% to 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 9.32% at March 31, 2007 and 9.36% at December 31, 2006.

The year-to-date March 31, 2007 cash dividend per share of $.20 was 11.1% higher than the cash dividend for the same period in 2006 of $.18. The proportion of net income paid out in dividends for the first three months of 2007 was 94.4%, compared to 58.4% for the same period in 2006, the increase mainly resulting from lower net income during the first quarter of 2007. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first three months of 2007.

Liquidity

Liquidity is a measure of the ability of the Corporation to meet its current cash needs and obligations on a timely basis. For a bank, liquidity provides the means to meet the day-to-day demands of deposit customers and the needs of borrowing customers. Generally, the Bank arranges its mix of cash, money market investments, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. The Corporation’s decisions with regard to liquidity are based on projections of potential sources and uses of funds for the next 120 days under the Corporation’s asset/liability model. The resulting projections as of March 31, 2007 show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. The primary source of external liquidity is an available line of credit with the FHLB. As of March 31, 2007, the Bank had borrowings outstanding with the FHLB of $224.8 million, all of which were long-term and pledged investment securities available for sale of $634.6 million and held to maturity of $52.8 million. At March 31, 2007, the Bank had unused lines of credit at the FHLB of $332.3 million and unused federal funds lines of credit of $195.0 million.

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

Branching

The Corporation is currently planning to open new locations in Warminster, Bucks County and East Norriton, Montgomery County as well as to relocate its Blue Bell office in Montgomery County during 2007. In addition, the Bank plans to add retail branches in Warrington, Bucks County and Conshohocken and Flourtown, Montgomery County in 2008. These plans are subject to change as management continues to evaluate its market and its business needs. The Corporation continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

Item 3 - Qualitative and Quantitative Disclosures About Market Risk

In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee of the Corporation, using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the rate sensitivity position.

No material changes in market risk strategy occurred during the first quarter of 2007. The Corporation continues to experience a challenging interest rate environment which has impacted our interest rate sensitivity exposure. A detailed discussion of market risk is provided on pages 19 and 20 of this Form 10-Q.

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

(ii) Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not repurchase any of its common stock during the first quarter of 2007. As of March 31, 2007, the maximum number of shares that may yet be purchased under its stock repurchase program is 872,761 (restated retroactively for the effect of stock dividends and splits). On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (restated for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9%, of its outstanding common stock. Repurchased shares are used for general corporate purposes.

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

                                 HARLEYSVILLE NATIONAL CORPORATION

 Date: May 9, 2007                         /s/ Demetra M. Takes
                        Demetra M. Takes, Interim President, Chief Executive Officer and Director
                                                         (Principal executive officer)

Date: May 9, 2007                        /s/ George S. Rapp
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

(2.2)
Branch Purchase Agreement and Deposit Assumption Agreement, dated as of July 26, 2006, by and among First National Community Bank as Buyer and Harleysville National Bank and Trust Company as Seller. (Incorporated by reference to Exhibit 2.2 to the Corporation’s Quarterly Report filed on Form 10-Q, filed with the Commission on August 9, 2006. The attachments, schedules and exhibits to the Branch Purchase and Deposit Assumption Agreement are listed at the end of the Branch Purchase and Deposit Assumption Agreement but have been omitted from the exhibit to Form 10-Q. The Registrant agrees to supplementally furnish a copy of any omitted attachment, schedule or exhibit to the Securities and Exchange Commission upon request.

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

(10.14)
Employment Agreement dated March 9, 2004 between Mikkalya Murray, former Executive Vice President and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.15)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Mikkalya Murray, former Executive Vice President.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

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

(10.23)
Employment Agreement effective January 1, 2005 between Gregg J. Wagner, the former President and Chief Executive Officer of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.24)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Gregg J. Wagner, the former President and Chief Executive Officer of the Corporation.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

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

(11)	Computation of Earnings per Common Share, incorporated by reference to Note 7 of the Consolidated Financial Statements of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

* Management contract or compensatory plan arrangement.
** Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

*** Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.