Form 10-Q
period 2007-06-30
HARLEYSVILLE NATIONAL CORP
filed 2007-08-09
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

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
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,858,722  shares of Common Stock, $1.00 par value, outstanding on August 3, 2007.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$62,915	$61,895
Federal funds sold and securities purchased under agreements to resell	30,000	59,000
Interest-bearing deposits in banks	5,385	3,975
Total cash and cash equivalents	98,300	124,870
Residential mortgage loans held for sale	1,555	1,857
Investment securities available for sale	885,067	853,010
Investment securities held to maturity (market value $58,233 and $59,297, respectively)	58,857	58,879
Loans and leases	2,080,436	2,045,498
Less: Allowance for loan losses	(21,646)	(21,154)
Net loans	2,058,790	2,024,344
Premises and equipment, net	39,404	33,785
Accrued interest receivable	14,832	14,950
Goodwill	45,081	43,956
Intangible assets, net	7,359	7,282
Bank-owned life insurance	62,905	61,720
Other assets	31,094	25,175
Total assets	$3,303,244	$3,249,828
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$339,618	$327,973
Interest-bearing:
Checking accounts	516,600	539,974
Money market accounts	759,905	662,966
Savings	121,874	133,370
Time deposits	765,557	852,572
Total deposits	2,503,554	2,516,855
Federal funds purchased and short-term securities sold under agreements to repurchase	123,275	96,840
Other short-term borrowings	1,106	1,357
Long-term borrowings	297,750	239,750
Accrued interest payable	22,166	31,358
Subordinated debt	51,548	51,548
Other liabilities	16,939	17,369
Total liabilities	3,016,338	2,955,077
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000
shares; issued 29,074,250 shares at June 30, 2007 and December 31, 2006	29,074	29,074
Additional paid in capital	194,870	194,713
Retained earnings	80,969	79,339
Accumulated other comprehensive loss	(14,713)	(6,103)
Treasury stock, at cost: 178,117 shares at June 30, 2007 and
109,767 shares at December 31, 2006	(3,294)	(2,272)
Total shareholders' equity	286,906	294,751
Total liabilities and shareholders' equity	$3,303,244	$3,249,828
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
(Dollars in thousands, except per share information)	2007	2006	2007	2006

Interest Income:
Loans and leases, including fees	$35,452	$33,170	$70,088	$64,966
Investment securities:
Taxable	8,488	7,552	17,052	14,874
Exempt from federal taxes	2,685	2,646	5,374	5,199
Federal funds sold and securities purchased under agreements to resell	1,017	807	1,768	1,181
Deposits in banks	69	48	124	99
Total interest income	47,711	44,223	94,406	86,319

Interest Expense:
Savings and money market deposits	12,830	8,918	24,936	16,431
Time deposits	9,302	8,965	19,018	16,609
Short-term borrowings	1,297	1,084	2,553	2,504
Long-term borrowings	4,127	3,980	7,907	8,028
Total interest expense	27,556	22,947	54,414	43,572

Net interest income	20,155	21,276	39,992	42,747
Provision for loan losses	1,125	900	3,550	2,100
Net interest income after provision for loan losses	19,030	20,376	36,442	40,647

Noninterest Income:
Service charges	2,442	2,026	4,360	3,916
Gain on sales of investment securities, net	2	—	533	—
Gain on sale of credit card portfolio	—	1,444	—	1,444
Wealth management	4,831	3,378	9,098	7,942
Bank-owned life insurance	603	601	1,185	1,201
Other income	2,377	2,474	4,226	4,353
Total noninterest income	10,255	9,923	19,402	18,856
Net interest income after provision for loan losses and
noninterest income	29,285	30,299	55,844	59,503

Noninterest Expense:
Salaries, wages and employee benefits	12,450	10,854	24,047	21,373
Occupancy	1,688	1,401	3,234	2,899
Furniture and equipment	1,076	900	1,993	1,791
Marketing	409	523	816	929
Other expense	4,518	4,000	8,830	7,811
Total noninterest expense	20,141	17,678	38,920	34,803

Income before income tax expense	9,144	12,621	16,924	24,700
Income tax expense	2,065	3,336	3,711	6,464
Net income	$7,079	$9,285	$13,213	$18,236

Net income per share information:
Basic	$0.25	$0.32	$0.46	$0.63
Diluted	$0.24	$0.32	$0.45	$0.62
Cash dividends per share	$0.20	$0.18	$0.40	$0.36
Weighted average number of common shares:
Basic	28,944,643	28,933,741	28,955,014	28,903,632
Diluted	29,190,602	29,351,584	29,222,626	29,368,854

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Six Months Ended June 30, 2007

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Loss	Stock	Total	Income (Loss)

Balance, January 1, 2007	29,074	(109)	$29,074	$194,713	$79,339	$(6,103)	$(2,272)	$294,751
Issuance of stock for stock options, net of tax and excess tax benefits	-	17	-	25	-	-	355	380
Issuance of stock awards	-	-	-	(1)	-	-	5	4
Stock based compensation expense	-	-	-	133	-	-	-	133
Net income	-	-	-	-	13,213	-	-	13,213	$13,213
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(8,610)	-	(8,610)	(8,610)
Purchase of treasury stock	-	(86)	-	-	-	-	(1,382)	(1,382)
Cash dividends	-	-	-	-	(11,583)	-	-	(11,583)
Comprehensive income									$4,603
Balance, June 30, 2007	29,074	(178)	$29,074	$194,870	$80,969	$(14,713)	$(3,294)	$286,906

Six Months Ended June 30, 2006

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss)	Stock	Total	Income (Loss)

Balance, January 1, 2006	27,500	(64)	$27,500	$167,418	$88,285	$(8,618)	$(1,353)	$273,232
Issuance of stock for stock options, net of excess tax benefits	146	130	146	1,835	-	-	2,743	4,724
Issuance of stock awards	-	-	-	5	-	-	-	5
Stock based compensation expense	-	-	-	249	-	-	-	249
Net income	--	-	-	-	18,236	-	-	18,236	$18,236
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(6,336)	-	(6,336)	(6,336)
Purchases of treasury stock	-	(91)	-	-	-	-	(1,916)	(1,916)
Cash dividends	-	-	-	-	(10,457)	-	-	(10,457)
Comprehensive income									$11,900
Balance, June 30, 2006	27,646	(25)	$27,646	$169,507	$96,064	$(14,954)	$(526)	$277,737

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
(Dollars in thousands)	June 30,
	2007	2006
Operating Activities:
Net income	$13,213	$18,236
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,550	2,100
Depreciation and amortization	2,498	2,156
Net amortization of investment securities discounts/premiums	971	1,876
Deferred income tax benefit	(179)	(2,163)
Gain on sales of investment securities, net	(533)	—
Gain on sale of credit card portfolio	—	(1,444)
Bank-owned life insurance income	(1,185)	(1,201)
Stock based compensation expense	133	249
Net decrease (increase) in accrued interest receivable	118	(844)
Net (decrease) increase in accrued interest payable	(9,192)	1,922
Net (increase) decrease in other assets	(1,529)	1,410
Net increase (decrease) in other liabilities	698	(5,368)
Other, net	4	(2)
Net cash provided by operating activities	8,567	16,927
Investing Activities:
Proceeds from sales of investment securities available for sale	67,116	—
Proceeds from maturity or calls of investment securities available for sale	81,279	81,754
Purchases of investment securities available for sale	(193,966)	(118,189)
Net increase in loans	(37,812)	(63,808)
Net cash paid due to acquisitions, net of cash acquired	(2,500)	(14,525)
Net proceeds from sale of credit card portfolio	—	16,705
Purchases of premises and equipment	(7,560)	(5,512)
Proceeds from sales of premises and equipment	2	16
Proceeds from sales of other real estate	6	32
Net cash used in investing activities	(93,435)	(103,527)
Financing Activities:
Net (decrease) increase in deposits	(13,301)	114,201
Increase in federal funds purchased and short-term securities sold under agreements to repurchase	26,435	18,667
(Decrease) increase in other short-term borrowings	(251)	263
Advances of long-term borrowings	105,000	10,000
Repayments of long-term borrowings	(47,000)	(50,000)
Cash dividends	(11,583)	(10,457)
Repurchase of common stock	(1,382)	(1,916)
Proceeds from the exercise of stock options	380	4,121
Excess tax benefits from stock based compensation	—	603
Net cash provided by financing activities	58,298	85,482
Net (decrease) increase in cash and cash equivalents	(26,570)	(1,118)
Cash and cash equivalents at beginning of period	124,870	95,211
Cash and cash equivalents at end of the period	$98,300	$94,093

Cash paid during the period for:
Interest	$63,625	$41,697
Income taxes	$1,980	$8,421
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to net assets in foreclosure	$51	$91

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries-Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of June 30, 2007, the results of its operations for the three and six month periods ended June 30, 2007 and 2006 and the cash flows for the six month periods ended June 30, 2007 and 2006. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2006 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Acquisitions/Disposition

On May 15, 2007, the Corporation entered into a definitive agreement to acquire East Penn Financial Corporation and its wholly owned subsidiary, East Penn Bank, a $451 million state chartered, FDIC insured bank, offering deposit and lending services throughout the Lehigh Valley, PA. Headquartered and founded in Emmaus, PA in 1990, East Penn has nine banking offices located in Lehigh, Northampton and Berks Counties. The total value of the transaction at the agreement date, if it closed, was estimated at $92.7 million or approximately $14.50 per share of East Penn Financial stock, although actual value will depend on several factors, including the price of Harleysville National Corporation (“HNC”) stock, but will not be less than $13.52 per share ($86.3 million) or greater than $15.48 per share ($99.1 million). Under terms of the Merger Agreement, each shareholder of East Penn Financial Corporation may elect to receive either cash only or HNC shares only for each share of East Penn Financial Corporation stock, but may receive a combination of both in the aggregate for all East Penn Financial Corporation shares the shareholder owns. The amount of final per share consideration is based on a formula that is determined by the average per share value of HNC stock during the twenty day period ending eleven days prior to closing. The consideration is subject to election and allocation procedures designed to provide that the cash portion is $50.3 million but in any event not greater than 60% of the dollar value of the merger consideration. The parties have agreed that the allocation of HNC common stock and cash will be such that the East Penn Financial shareholders will not recognize gain or loss for Federal income tax purposes on those East Penn Financial shares that are exchanged for HNC common stock in the merger. It is currently anticipated that the acquisition, which is subject to state and federal regulatory approval, approval by the shareholders of East Penn Financial and other customary conditions to closing, will most likely be completed in the fall of 2007.

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

On April 14, 2006, the Bank sold its existing credit card portfolio to Elan Financial Services, a national credit card issuer and established an agent issuing relationship with Elan Financial Services. Under the agreement, credit cards for the Bank are issued under the Harleysville National Bank name. The Bank sold $15.3 million in credit card receivables resulting in a gain in the second quarter of 2006 from the sale of these credit cards, net of federal income taxes, of approximately $939,000 or $.03 per diluted share. The Bank continues to earn certain fees from ongoing portfolio activity. The sale agreement stipulates that any credit card accounts delinquent over 30 days, overlimit accounts and petitioned bankruptcies will be guaranteed by the Bank for a period of one year. Of the $15.3 million in credit card receivables sold, $529,000 was sold with full recourse which was the total potential recourse exposure at the time of the sale. During the second quarter of 2006, the Bank recorded a recourse liability of $371,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar credit card receivables. The Bank was subject to the full recourse obligations for a period of one year. At June 30, 2007, the total potential recourse exposure was reduced to $0 with the expiration of the one-

Note 2 – Acquisitions/Disposition– Continued

year recourse period. The Corporation’s actual loss experience approximated the initial reserve.

Note 3 – Goodwill and Other Intangibles

Goodwill and identifiable intangibles were $45.1 million and $4.7 million, respectively at June 30, 2007, and $44.0 million and $4.7 million, respectively at December 31, 2006. The carrying amounts of goodwill by business segment at June 30, 2007 and December 31, 2006 for Community Banking was $31.6 million and for Wealth Management was $13.5 million and $12.4 million, respectively. Effective March 1, 2007, the Bank completed the selected asset purchase of McPherson Enterprises and related entities including estimated goodwill of approximately $1.1 million and customer relationship intangibles of approximately $375,000 (with an estimated weighted average amortization period of 10 years) allocated to the Wealth Management segment.

Management performed its annual review of goodwill at June 30, 2007 in accordance with SFAS No. 142 and determined there was no impairment of goodwill and other identifiable intangible assets.

The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at June 30, 2007 and December 31, 2006 are presented below:
	June 30,		December 31,
	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$1,929	$852	$1,929	$733
Other identifiable intangibles	4,288	685	3,913	448
Total	$6,217	$1,537	$5,842	$1,181

The remaining weighted average amortization period of core deposit and other identifiable intangibles is approximately seven years. The amortization of core deposit intangibles allocated to the Community Banking segment were $57,000 and $62,000 for the second quarter of 2007 and 2006, respectively and $119,000 and $123,000 for the six months ended June 30, 2007 and 2006, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $122,000 and $128,000 for the second quarter of 2007 and 2006, respectively and $237,000 and $222,000 for the six months ended June 30, 2007 and 2006, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $710,000, $709,000, $709,000, $709,000 and $596,000 for 2007, 2008, 2009, 2010 and 2011, respectively.

Mortgage servicing rights of $2.7 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively, are included on the Corporation’s balance sheet in other intangible assets.

Note 4 - Pension Plan

The Corporation has a non-contributory defined benefit pension plan covering substantially all employees.  The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement.

The Corporation has not made any contributions to its pension plan during the first six months of 2007. The components of net periodic defined benefit pension expense and other amounts recognized in other comprehensive income for the six months ended June 30, 2007 and 2006 are as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Net periodic benefit cost
Service cost	$583	$521
Interest cost	342	327
Expected return on plan assets	(300)	(276)
Amortization of net actuarial loss	38	59
Net periodic benefit expense	$663	$631

At December 31, 2006, the Corporation adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and recognized as a component of accumulated other comprehensive income (OCI), net of tax, the net loss and transition asset that had not been included in the net periodic benefit cost of its pension plan for $1.5 million.  However, the $1.5 million transition amount was included in OCI for 2006 rather than as an adjustment of the December 31, 2006 balance of accumulated OCI. Therefore, OCI, net of tax for 2006 reported as $2.5 million in the Corporation’s 2006 Form 10-K should be increased by $1.5 million to $4.0 million with total comprehensive income of $43.4 million. The Corporation has determined that the error is not material and will provide the corrected tabular disclosures of comprehensive income upon filing of the 2007 Form 10-K.

Note 5 - Stock Dividend/Split

On September 15, 2006, the Corporation paid a five percent stock dividend to shareholders of record as of September 1, 2006.  All prior period amounts were restated to reflect these stock dividends.

Note 6 – Stock-Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At June 30, 2007, 2,510,697 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at June 30, 2007, the Corporation has an additional 328,327 granted stock options as a result of the Millennium Bank acquisition. The options have a term of ten years and are exercisable at prices ranging from $9.25 to $13.81.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data used for grants for the six months ended June 30, 2006 (no options were granted during the six month period ending June 30, 2007): weighted-average dividend yield of 3.46%; weighted-average expected volatility of 31.78%; weighted average risk-free interest rate of 4.42% and a weighted-average expected life of 7.34 years. Expected volatility is based on the historical volatility of the Corporation’s stock over the expected life of the grant. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury strip rate in effect at the time of the grant. The life of the option is based on historical factors which include the contractual term, vesting period, exercise behavior and employee terminations. In accordance with SFAS 123(R), stock-based compensation expense for the six months ended June 30, 2007 and 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was $66,000 and $63,000, net of tax for the second quarter of 2007 and $121,000 and $108,000, net of tax for the second quarter of 2006. Stock-based compensation expense was $133,000 and $127,000, net of tax for the six-month period ending June 30, 2007 and $249,000 and $222,000, net of tax for the six months ended June 30, 2006.

A summary of option activity under the Corporation’s stock option plans as of June 30, 2007, and changes during the six months ended June 30, 2007 is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	1,157,484	$15.60
Granted	-	-
Exercised	(17,431)	9.44
Forfeited (unvested)	(1,680)	20.10
Cancelled (vested)	(4,505)	18.61

Outstanding at June 30, 2007	1,133,868	$15.67	4.92	$4,107

Exercisable at June 30, 2007	1,007,136	$14.85	4.55	$4,107

There were no options granted during the six-month period ending June 30, 2007. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $5.04. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $129,000 and $3.1 million, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

Note 6 – Stock-Based Compensation – Continued

A summary of the status of the Corporation’s nonvested shares as of June 30, 2007 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2007	131,610	$6.15

Granted	-	-

Vested	(3,197)	5.10

Forfeited	(1,680)	5.61

Nonvested at June 30, 2007	126,733	$6.15

As of June 30, 2007, there was a total of $601,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $20,000 and $28,000, respectively.

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

The calculations of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Basic earnings per share
Net income available to common shareholders	$7,079	$9,285	$13,213	$18,236
Weighted average common shares outstanding	28,944,643	28,933,741	28,955,014	28,903,632
Basic earnings per share	$.25	$.32	$.46	$.63

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$7,079	$9,285	$13,213	$18,236
Weighted average common shares outstanding	28,944,643	28,933,741	28,955,014	28,903,632
Dilutive potential common shares (1), (2)	245,959	417,843	267,612	465,222
Total diluted weighted average common shares outstanding	29,190,602	29,351,584	29,222,626	29,368,854
Diluted earnings per share	$.24	$.32	$.45	$.62

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended June 30, 2007 and 2006, there were 490,114 antidilutive options at an average price of $23.47 and 488,338 antidilutive options at an average price of $24.31, respectively. For the six months ended June 30, 2007 and 2006, there were 475,643 antidilutive options at an average price of $23.67 and 486,133 antidilutive options at an average price of $24.34, respectively.

Note 8 – Comprehensive Income

The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Six months ended June 30, 2007	Amount	(Expense)	amount
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$(12,565)	$4,398	$(8,167)
Less reclassification adjustment for net gains realized in net income	533	(187)	346
Net unrealized gains	(13,098)	4,585	(8,513)
Change in fair value of derivatives used for cash flow hedges	(206)	72	(134)
Other	57	(20)	37
Other comprehensive loss, net	$(13,247)	$4,637	$(8,610)

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Six months ended June 30, 2006	Amount	(Expense)	Amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(10,223)	$3,578	$(6,645)
Less reclassification adjustment for net gains realized in net income	–	–	–
Net unrealized losses	(10,223)	3,578	(6,645)
Change in fair value of derivatives used for cash flow hedges	384	(134)	250
Amortization of unrealized loss on termination of cash flow hedge	91	(32)	59
Other comprehensive loss, net	$(9,748)	$3,412	$(6,336)

Note 9 – Segment Information

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

Note 9 – Segment Information – Continued

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended June 30, 2007

Net interest income (expense)	$20,584	$105	$(534)	$20,155
Provision for loan losses	1,125	-	-	1,125
Noninterest income	5,247	4,834	174	10,255
Noninterest expense	15,960	3,867	314	20,141
Income (loss) before income taxes (benefit)	8,746	1,072	(674)	9,144
Income taxes (benefit)	1,908	426	(269)	2,065
Net income (loss)	$6,838	$646	$(405)	$7,079

Three Months Ended June 30, 2006

Net interest income	$21,666	$125	$(515)	$21,276
Provision for loan losses	900	-	-	900
Noninterest income	6,299	3,410	214	9,923
Noninterest expense	14,217	3,079	382	17,678
Income (loss) before income taxes (benefit)	12,848	456	(683)	12,621
Income taxes (benefit)	3,365	194	(223)	3,336
Net income (loss)	$9,483	$262	$(460)	$9,285

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Six Months Ended June 30, 2007

Net interest income (expense)	$40,840	$217	$(1,065)	$39,992
Provision for loan losses	3,550	-	-	3,550
Noninterest income	9,910	9,101	391	19,402
Noninterest expense	31,045	7,254	621	38,920
Income (loss) before income taxes (benefit)	16,155	2,064	(1,295)	16,924
Income taxes (benefit)	3,435	822	(546)	3,711
Net income (loss)	$12,720	$1,242	$(749)	$13,213

Assets	$3,245,654	$22,325	$35,265	$3,303,244

Six Months Ended June 30, 2006

Net interest income	$43,435	$265	$(953)	$42,747
Provision for loan losses	2,100	-	-	2,100
Noninterest income	10,470	7,997	389	18,856
Noninterest expense	27,897	6,328	578	34,803
Income (loss) before income taxes (benefit)	23,908	1,934	(1,142)	24,700
Income taxes (benefit)	6,123	810	(469)	6,464
Net income (loss)	$17,785	$1,124	$(673)	$18,236

Assets	$3,180,459	$3,143	$33,416	$3,217,018

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. Consolidating adjustments reflecting certain eliminations of inter-segment revenues, cash and investment in subsidiaries are included in the “All Other” segment.

Note 10 – Financial Instruments with Off-Balance Sheet Risk

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

Note 10 – Financial Instruments with Off-Balance Sheet Risk – Continued

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

The approximate contract amounts are as follows:

Commitments	June 30, 2007	December 31, 2006
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$728,101	$753,825
Standby letters of credit and financial guarantees written	20,981	25,960
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	59,530	59,750
Interest rate cap agreements	200,000	—

At June 30, 2007, the Corporation had cash flow hedges in the form of interest rate swaps with a notional amount of $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges with a notional amount of $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $114,000 and $99,000 for the three months ended June 30, 2007 and 2006, respectively and $252,000 and $177,000 of net interest income for the six months ended June 30, 2007 and 2006, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Corporation amortized into net interest income $45,000 for the second quarter of 2006 and $90,000 for the six months ended June 30, 2006 related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At June 30, 2007, the Corporation had fair value hedges in the form of interest rate swaps with a notional amount of $4.5 million. For these swaps the Corporation recognized net interest income of $41,000 and $46,000 for the three and six months ended June 30, 2007, respectively (which includes $38,000 related to a swap with a notional amount of $2.1 million that was terminated during the second quarter of 2007) and no impact to earnings for the first six months of 2006. At June 30, 2007, the Corporation had swap agreements with a positive fair value of $413,000 and with a negative fair value of $4,000. At December 31, 2006, the Corporation had swap agreements with a positive fair value of $545,000 and with a negative fair value of $21,000. There was no hedge ineffectiveness recognized during the first six months of 2007 and 2006.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate now deposit accounts. The initial premium related to these caps was $73,000 which will be amortized to interest expense over the life of the cap based on the cap market value. At June 30, 2007, these caps, designated as cash flow hedges, had a positive fair value of $54,000 with no impact to earnings for the first six months of 2007. The caps mature in March 2009.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at June 30, 2007 and December 31, 2006 of $1.8 million and $2.3 million, respectively and commitments to sell mortgage loans at a specified rate at June 30, 2007 and December 31, 2006 of $421,000 and $792,000, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At June 30, 2007, the Corporation had commitments with a positive fair value of $13,000 and a negative fair value of $6,000, the net amount which was recorded as other income. At December 31, 2006, the Corporation had commitments with a positive fair value of $15,000 and a negative fair value of $3,000.

During April 2006, the Bank sold its existing credit card portfolio of $15.3 million. The sale agreement stipulates that any credit card accounts delinquent over 30 days, overlimit accounts and petitioned bankruptcies will be guaranteed by the Bank for a period of one year. Of the $15.3 million in credit card receivables sold, $529,000 was sold with full recourse which was the total potential recourse exposure at the time of the sale. During the second quarter of 2006, the Bank recorded a recourse liability of $371,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar credit card receivables. The Bank will be subject to the full recourse obligations for a period of one year. At June 30, 2007, the total potential recourse exposure was reduced to $0 with the expiration of the one-year recourse period. The Corporation’s actual loss experience approximated the initial reserve.

Note 10 – Financial Instruments with Off-Balance Sheet Risk – Continued

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010 with approximately 85% of the lease financing receivables estimated to be paid down by December 31, 2007. The outstanding balance of these sold leases at June 30, 2007 was $1.9 million with a total recourse exposure of $419,000 and a current recourse liability of $37,000.

Note 11 – Contingent Liabilities

During the second quarter of 2007, the Corporation, as a result of a recent internal audit, reported a defalcation in the amount of approximately $578,000 at one of its branches. The Corporation maintains insurance coverage for this type of risk with a deductible of $100,000 and notified its insurer of the claim. Management expects that this claim will constitute a covered loss and as such the total estimated loss should not exceed $100,000 pre-tax or $65,000, net of income taxes. The Corporation recorded as an expense the deductible on the insurance coverage of $100,000 and a receivable for the claim of approximately $478,000 during the second quarter of 2007.

Note 12 – Recent Accounting Pronouncements

In April 2007, the Financial Accounting Standards Board (FASB) issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” FIN 39-1 permits a reporting entity that is party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against the fair value amounts recognized against derivative instruments that had been offset under the same master netting arrangement. This FSP also replaces the terms “conditional contracts” and “exchange contracts” with the broader term “derivative instruments.” FIN 39-1 applies to fiscal years beginning after November 15, 2007. A reporting entity also must recognize the effects of initial adoption as a change in accounting principle through retrospective application for all periods presented, unless it is impracticable to do so. The Corporation is in the process of assessing the impact of the adoption of this statement on the Corporation’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement also establishes presentation and disclosure requirements. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effective adjustment to the opening balance of retained earnings. At each subsequent reporting date, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied only to entire instruments. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, the cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements.” The Corporation is in the process of assessing the impact of the adoption of this statement on the Corporation’s financial statements.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 applies to fiscal years beginning after December 15, 2006. The Corporation adopted the provisions of FIN 48 on January 1, 2007. As required by Interpretation 48, which clarifies Statement 109, “Accounting for Income Taxes,” the Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-notthreshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. At the adoption date, the Corporation applied FIN 48 to all tax positions for which the statute of limitations remained open. The Corporation has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

Note 12 – Recent Accounting Pronouncements– Continued

As of January 1, 2007, the Corporation has $158,000 of unrecognized tax benefits, which if recognized, would favorably affect the Corporation’s effective tax rate. The Corporation did not record a cumulative effect adjustment related to the adoption of FIN 48. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Corporation’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. As of June 30, 2007, interest accrued was $26,000 and no penalties have been accrued.

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

In May 2007, the FASB issued FIN 48-1, “Definition of Settlement in FIN 48” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have any impact on the Corporation’s consolidated financial position or results of operations.

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

Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and price/earnings multiple under the market approach. Management performed its annual review of goodwill and other identifiable intangibles at June 30, 2007 and determined there was no impairment of goodwill or other identifiable intangibles. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Unrealized Gains and Losses on Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings. Adverse changes in credit ratings would affect the estimated cash flows of the underlying collateral or issuer. The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of June 30, 2007 because the unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

Financial Overview

For the second quarter of 2007, the Corporation’s diluted and basic earnings per share were $.24 and $.25, respectively compared to $.32 for the second quarter of 2006. Net income was $7.1 million for the second quarter of 2007 compared to $9.3 million during the same period in 2006.

For the six months ended June 30, 2007, diluted and basic earnings per share were $.45 and $.46, respectively, as compared to $.62 and $.63, respectively in the comparable period of 2006. Net income for the six-month period ended June 30, 2007, was $13.2 million compared to $18.2 million during the first six months of 2006. The reduction in earnings for the first six months of 2007 as compared to the same period in 2006 was reflective of the lower net interest income due to the net interest margin compression and higher salaries and benefits expense as well as an increase in the provision for loan losses.

Despite earnings growth being challenging in the difficult environment, the Corporation experienced progress in noninterest revenue with wealth management growth of 43% and bank service charges increasing 21% during the second quarter of 2007 over the comparable period in 2006. Additionally, the Corporation reported loan growth of 2.4% and core deposit growth of 7.6% from June 30, 2006 as well as a reduction in nonperforming assets of $817,000 since March 31, 2007.

The financial results for 2007 reflect the issuance of 1,382,000 shares of the Corporation’s common stock for a 5% stock dividend payable September 15, 2006. All share and per share information has been restated to reflect this stock dividend.

The Corporation’s consolidated total assets were $3.3 billion at June 30, 2007, an increase of 2.7% or $86.2 million over $3.2 billion in total assets reported at June 30, 2006. This rise was primarily attributable to loan growth of $49.4 million and an increase in cash and investments of $22.6 million. The growth in loans took place mainly in the Bank’s real estate and commercial loan portfolios. Total deposits increased $23.9 million or 1.0% to $2.50 billion at June 30, 2007 from $2.48 billion at June 30, 2006 principally attributable to growth in interest-bearing checking and money market accounts partially offset by declines in savings and time deposit accounts. Total assets at June 30, 2007 were $53.4 million higher compared to December 31, 2006 with loan growth of $34.6 million, an increase in cash and investments of $5.5 million and an increase in premises and equipment of $5.6 million mainly from several new office locations including the new operations center building in Harleysville and two branch openings.

For the three months ended June 30, 2007, the annualized return on average shareholders’ equity and the annualized return on average assets were 9.69% and .86%, respectively. For the same period in 2006, the annualized return on average shareholders’ equity was 13.44% and the annualized return on average assets was 1.16%. The decrease in these ratios during 2007 was primarily the result of lower net income.

Nonperforming assets (including nonaccrual loans, loans 90 days or more past due and net assets in foreclosure) were .57% of total assets at June 30, 2007, compared to .54% at December 31, 2006, and .36% at June 30, 2006. The increase in nonperforming assets at June 30, 2007, in relation to December 31, 2006, of $1.1 million was mainly due to a construction loan for one borrower and real estate loans for two other borrowers placed on nonaccrual of interest, partially offset by the payoff of nonaccrual real estate loans for another borrower as well as a lower level of commercial mortgage loans 90 days past due. The increase of nonperforming assets in relation to June 30, 2006 was largely due to a higher level of real estate loans on non-accrual of interest. The loan loss provision increased $225,000 during the second quarter of 2007 over the comparable period in 2006. The loan loss provision increased $1.5 million for the six-month period ending June 30, 2007, as compared to the same period in 2006, primarily as a result of inherent risk related to loan growth and the increases in nonperforming loans and charge-offs which occurred during the first quarter of 2007. Management recognizes the increased level of nonperforming assets and charge-offs and has dedicated more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

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

On May 15, 2007, the Corporation entered into a definitive agreement to acquire East Penn Financial Corporation and its wholly owned subsidiary, East Penn Bank, a $451 million state chartered, FDIC insured bank, offering deposit and lending services throughout the Lehigh Valley, PA. Headquartered and founded in Emmaus, PA in 1990, East Penn has nine banking offices located in Lehigh, Northampton and Berks Counties. The total value of the transaction at the agreement date, if it closed, was estimated at $92.7 million or approximately $14.50 per share of East Penn Financial stock, although actual value will depend on several factors, including the price of Harleysville National Corporation (“HNC”) stock, but will not be less than $13.52 per share ($86.3 million) or greater than $15.48 per share ($99.1 million). It is currently anticipated that the acquisition, which is subject to state and federal regulatory approval, approval by the shareholders of East Penn Financial and other customary conditions to closing, will most likely be completed in the fall of 2007. The transaction is expected to be accretive to the Corporation’s earnings per share in the first full calendar year following the consummation. As part of the agreement, East Penn Bank will continue to operate under the East Penn name and logo, and will become a division of Harleysville National Bank, the Corporation’s banking subsidiary. Nine of Harleysville National Bank’s existing branches will also be transferred to the East Penn division including those in Lehigh, Carbon, Monroe, and Northampton Counties.

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

Net Interest Income

Net interest income on a tax equivalent basis in the second quarter of 2007 decreased $1.2 million or 5.1% from the same period in 2006 and decreased $2.8 million or 6.1% from the six-month period ending June 30, 2006. The decreases during 2007 were mainly attributable to higher deposit costs offset in part by increased loan and investment rates. Due to the market conditions, deposit rates increased more quickly than the loan rates.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended June 30, 2007 compared to June 30, 2006 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended June 30, 2007 compared to June 30, 2006			Six Month Ended June 30, 2007 compared to June 30, 2006

(Dollars in thousands)

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate

Increase in interest income:
Investment securities *	$940	$94	$846	2,342	187	2,155
Federal funds sold and deposits in banks	231	154	77	612	469	143
Loans *	2,283	927	1,356	5,104	2,097	3,007
Total	3,454	1,175	2,279	8,058	2,753	5,305

Increase in interest expense:
Savings and money market deposits	3,912	1,205	2,707	8,505	2,188	6,317
Time deposits	337	(783)	1,120	2,409	(267)	2,676
Borrowed funds	360	138	222	(72)	(636)	564
Total	4,609	560	4,049	10,842	1,285	9,557

Net (decrease) increase in net interest income	$(1,155)	$615	$(1,770)	$(2,784)	$1,468	$(4,252)
*Tax equivalent basis using a tax rate of 35%, net

The following table presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended June 30,			Three Months Ended June 30,
	2007			2006

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$676,830	$8,488	5.03%	$673,545	$7,552	4.50%
Nontaxable investments (1)	259,696	3,908	6.04	255,457	3,904	6.13
Total investment securities	936,526	12,396	5.31	929,002	11,456	4.95
Federal funds sold and deposits in banks	82,021	1,086	5.31	70,163	855	4.89
Loans (1) (2)	2,062,144	35,709	6.95	2,006,723	33,426	6.68
Total earning assets	3,080,691	49,191	6.40	3,005,888	45,737	6.10
Noninterest-earning assets	222,329			212,593
Total assets	$3,303,020			$3,218,481

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,415,657	12,830	3.64	$1,257,838	8,918	2.84
Time	787,419	9,302	4.74	858,961	8,965	4.19
Total interest-bearing deposits	2,203,076	22,132	4.03	2,116,799	17,883	3.39
Borrowed funds	450,529	5,424	4.83	438,745	5,064	4.63
Total interest bearing liabilities	2,653,605	27,556	4.17	2,555,544	22,947	3.60
Noninterest-bearing liabilities:
Demand deposits	314,215			342,654
Other liabilities	42,168			43,219
Total noninterest-bearing liabilities	356,383			385,873
Total liabilities	3,009,988			2,941,417
Shareholders' equity	293,032			277,064
Total liabilities and shareholders' equity	$3,303,020			$3,218,481
Net interest spread			2.23			2.50
Effect of noninterest-bearing sources			0.59			.54
Net interest income/margin on earning assets		$21,635	2.82%		$22,790	3.04%

Less tax equivalent adjustment		1,480			1,514
Net interest income		$20,155			$21,276

(Dollars in thousands)	Six Months Ended June 30,			Six Months Ended June 30,
	2007			2006

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$680,719	$17,052	5.05%	$681,829	$14,874	4.40%
Nontaxable investments (1)	259,851	7,845	6.09	251,084	7,681	6.17
Total investment securities	940,570	24,897	5.34	932,913	22,555	4.88
Federal funds sold and deposits in banks	72,482	1,892	5.26	54,119	1,280	4.77
Loans (1) (2)	2,061,014	70,614	6.91	1,997,801	65,510	6.61
Total earning assets	3,074,066	97,403	6.39	2,984,833	89,345	6.04
Noninterest-earning assets	217,922			206,561
Total assets	$3,291,988			$3,191,394

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,395,976	24,936	3.60	$1,243,715	16,431	2.66
Time	809,334	19,018	4.74	822,309	16,609	4.07
Total interest-bearing deposits	2,205,310	43,954	4.02	2,066,024	33,040	3.22
Borrowed funds	436,550	10,460	4.83	464,039	10,532	4.58
Total interest bearing liabilities	2,641,860	54,414	4.15	2,530,063	43,572	3.47
Noninterest-bearing liabilities:
Demand deposits	311,169			340,672
Other liabilities	45,558			43,183
Total noninterest-bearing liabilities	356,727			383,855
Total liabilities	2,998,587			2,913,918
Shareholders' equity	293,401			277,476
Total liabilities and shareholders' equity	$3,291,988			$3,191,394
Net interest spread			2.24			2.57
Effect of noninterest-bearing sources			0.58			.52
Net interest income/margin on earning assets		$42,989	2.82%		$45,773	3.09%

Less tax equivalent adjustment		2,997			3,026
Net interest income		$39,992			$42,747

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis, net of deductions (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the second quarter of 2007 increased $3.5 million, or 7.6% over the same period in 2006. This increase was primarily due to higher average rates earned on loans and investment securities of 27 basis points and 36 basis points, respectively, as well as increases in average loans of $55.4 million, or 2.8%. The growth in average loans during 2007 was mainly attributable to higher levels of new commercial and industrial and commercial real estate loan originations partially offset by a lower level of real estate refinancing loans due to the higher interest rate environment. Interest expense increased $4.6 million during the second quarter of 2007 versus the comparable period in 2006 mainly attributed to higher deposit rates as well as an increase in average interest-bearing deposits of $86.3 million, or 4.1%. The average rate paid on deposits during the second quarter of 2007 of 4.03% was 64 basis points higher compared to the same period in 2006 due to higher rates on most deposit products. The growth in average interest-bearing deposits took place mostly in interest-bearing checking accounts partially offset by a lower level of time deposits. The Corporation has placed more emphasis on lower rate deposit products in an effort to improve the net interest margin. Average borrowings increased $11.8 million or 2.7% with a higher level of long-term securities sold under agreement to repurchase offset in part by long-term Federal Home Loan Bank maturities as well as a reduced level of overnight funding replaced by deposit growth.

Net Interest Margin

The net interest margin for the second and first quarters of 2007 was 2.82%, compared to 3.04% for the second quarter of 2006. Due to market conditions, deposit rates increased faster than loan rates, resulting in a lower net interest margin compared to the second quarter of 2006.

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

At June 30, 2007, the Corporation had cash flow hedges in the form of interest rate swaps with a notional amount of $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges with a notional amount of $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $114,000 and $99,000 for the three months ended June 30, 2007 and 2006, respectively and $252,000 and $177,000 of net interest income for the six months ended June 30, 2007 and 2006, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Corporation amortized into net interest income $45,000 for the second quarter of 2006 and $90,000 for the six months ended June 30, 2006 related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At June 30, 2007, the Corporation had fair value hedges in the form of interest rate swaps with a notional amount of $4.5 million. For these swaps the Corporation recognized net interest income of $41,000 and $46,000 for the three and six months ended June 30, 2007, respectively (which includes $38,000 related to a swap with a notional amount of $2.1 million that was terminated during the second quarter of 2007) and no impact to earnings for the first six months of 2006. At June 30, 2007, the Corporation had swap agreements with a positive fair value of $413,000 and with a negative fair value of $4,000. At December 31, 2006, the Corporation had swap agreements with a positive fair value of $545,000 and with a negative fair value of $21,000. There was no hedge ineffectiveness recognized during the first six months of 2007 and 2006.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate now deposit accounts. The initial premium related to these caps was $73,000 which will be amortized to interest expense over the life of the cap based on the cap market value. At June 30, 2007, these caps, designated as cash flow hedges, had a positive fair value of $54,000 with no impact to earnings for the first six months of 2007. The caps mature in March 2009.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the June 30, 2007 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates increase or decrease 100 or 200 basis points.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of June 30, 2007. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	Of Equity	Change	Percent Change

+300 Basis Points	$346,650	$(120,107)	-25.73%	+/-35%
+200 Basis Points	387,175	(79,582)	-17.05%	+/- 25
+100 Basis Points	426,874	(39,883)	-8.54%	+/- 15
Flat Rate	466,757	-	0.00%
-100 Basis Points	484,150	17,393	3.73%	+/- 15
-200 Basis Points	479,398	12,641	2.71%	+/- 25
-300 Basis Points	471,003	4,246	.91%	+/- 35

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

The Corporation performs periodic evaluations of the allowance for loan losses that include both historical, internal and external factors. The actual allocation of reserve is a function of the application of these factors to arrive at a reserve for each portfolio type. Management assigns credit ratings and individual factors to individual groups of loans. Changes in concentrations and quality are captured in the analytical metrics used in the calculation of the reserve. The components of the allowance for credit losses consist of both historical losses and estimates. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Corporation’s allowance for loan losses components includes the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes and results of the loan review process. The Corporation’s historical loss component is the most significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component.

The historical loss components of the allowance represent the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, expressed as percentages, relative to delinquency, risk rating and nonaccrual, by credit product.

The historical loss components of the allowance for commercial and industrial loans and commercial real estate loans (collectively “commercial loans”) are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectibility of loans. All commercial loans with an outstanding balance over $500,000 are subject to review on an annual basis. Samples of commercial loans with a “pass” rating are individually reviewed annually. Commercial loans that management determines to be potential problem loans are individually reviewed at a minimum annually. The review is accomplished via Watchlist Memorandum, and is designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. Consumer credit and residential real estate reviews are limited to those loans reflecting delinquent payment status. Homogeneous loan pools, including consumer and 1-4 family residential mortgages are not subject to individual review but are evaluated utilizing risk factors such as concentration of one borrower group. The historical loss component of the allowance for these loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by altering the risk window, to reflect current events and conditions.

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

The historic loss model includes a judgmental component (environmental factors) that reflects management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. The environmental factors are based upon management’s review of trends in the Corporation’s primary market area as well as regional and national economic trends. Management utilizes various economic factors that could impact borrowers’ future ability to make loan payments such as changes in the interest rate environment, product supply shortages, negative industry specific events. Management utilizes relevant articles from newspapers and other publications that describe the economic events affecting specific geographic areas and other published economic reports and data. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit risk management staff to assess the direction of credit risk and its instant effect on losses. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the specific segments of the portfolio based on the historic loss component.

For the second quarter of 2007, the provision for loan losses was $1.1 million, an increase of $225,000 compared to the second quarter of 2006. For the six months ended June 30, 2007, the provision for loan losses was $3.6 million, an increase of $1.5 million compared to $2.1 million for the same period in 2006. The increase in the provision for the six-month period was primarily as a result of inherent risk related to loan growth and the increases in nonperforming loans and charge-offs which occurred during the first quarter of 2007. Net loans charged-off increased $1.7 million for the first six months of 2007 compared to the same period in 2006 principally from charge-offs related to real estate construction loans for one borrower during the first quarter of 2007.

Our customer base has remained relatively constant and we believe that the current deterioration in credit quality has been caused by the economic pressures being felt by our borrowers. We have experienced a similar decline in the past and expect that we could experience a similar decline in future economic cycles.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006

Average loans	$2,061,014	$1,997,801

Allowance, beginning of period	21,154	19,865
Loans charged off:
Real estate	1,809	482
Commercial and industrial	803	451
Consumer	649	920
Lease financing	35	18
Total loans charged off	3,296	1,871
Recoveries:
Real estate	25	82
Commercial and industrial	69	46
Consumer	127	314
Lease financing	17	81
Total recoveries	238	523
Net loans charged off	3,058	1,348
Provision for loan losses	3,550	2,100
Allowance, end of period	$21,646	$20,617
Ratio of net charge offs to average
loans outstanding (annualized)	0.30%	0.14%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

The factors affecting the allocation of the allowance during the six-month period ended June 30, 2007 were changes in credit quality resulting from increases in nonperforming assets. The allocation of the allowance for real estate loans at June 30, 2007 increased $1.1 million from December 31, 2006 primarily due to an increase in nonperforming and other criticized real estate loans as well as growth in this category. The allocation for commercial and industrial loans decreased $503,000 mainly due to a decrease in the level of criticized loans partially offset by growth in this category. There were no material changes in the allocation of the allowance for consumer loans and lease financing at June 30, 2007 compared to December 31, 2006. There were no significant changes in the estimation methods and assumptions including environmental factors, loan concentrations or terms that impacted the allowance during the first six months of 2007. The interest rate environment as well as weakening in the commercial real estate market has moderately increased our allowance allocation in concert with the historical trends. It is expected that the negative trends in the real estate industry will continue to affect credit quality for at least the next six months of 2007. The growth in the loan portfolio and the change in the mix will result in an adjustment to the amount of the allowance allocated to each category based upon historical loss trends and other factors.

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	June 30, 2007		December 31, 2006
		Percent of		Percent of
(Dollars in thousands)	Amount	Allowance	Amount	Allowance

Real estate	$8,982	41%	$7,918	38%
Commercial
and industrial	8,616	40%	9,119	43%
Consumer	4,024	19%	4,041	19%
Lease financing	24	-%	76	-%
Total	$21,646	100%	$21,154	100%

Nonperforming Assets

Nonperforming assets (including nonaccruing loans, net assets in foreclosure and loans past due 90 days or more past due) were .57% of total assets at June 30, 2007, compared to .54% at December 31, 2006, and .36% at June 30, 2006. The increase in nonperforming assets at June 30, 2007, in relation to December 31, 2006, of $1.1 million was mainly due to a construction loan for one borrower and real estate loans for two other borrowers placed on nonaccrual of interest, partially offset by the payoff of nonaccrual real estate loans for another borrower as well as a lower level of commercial mortgage loans 90 days past due. The increase in relation to June 30, 2006 was largely due to a higher level of real estate loans on non-accrual of interest. Management recognizes the increased level of nonperforming assets and charge-offs. The expectation of continued economic pressures resulting in deterioration of credit quality has caused us to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status. The Corporation has experienced a reduction in nonperforming assets at June 30, 2007 of $817,000 since March 31, 2007.

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

Table 6—Nonperforming Assets

(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006

Nonaccrual loans	$17,389	$15,201	$10,164
Loans 90 days or more past due	1,283	2,444	1,279
Total nonperforming loans	18,672	17,645	11,443
Net assets in foreclosure	41	–	64
Total nonperforming assets	$18,713	$17,645	$11,507

Allowance for loan losses to nonperforming loans	115.9%	119.9%	180.2%
Nonperforming loans to total net loans	0.91%	0.87%	0.57%
Allowance for loan and lease losses to total loans	1.04%	1.03%	1.02%
Nonperforming assets to total assets	0.57%	0.54%	0.36%

Locally located real estate, most with acceptable loan to value ratios, secures many of the nonperforming loans.

The following table presents information concerning impaired loans. Impaired loans are loans for which it is probable that all principal and interest will not be collected according to the contractual terms of the loan agreement. Impaired loans are included in the nonaccrual loan total. Impaired loans increased $4.3 million at June 30, 2007 from December 31, 2006 primarily due to the previously aforementioned construction loan for one borrower in the amount of $3.0 million as well as real estate loans for another borrower totaling $900,000.

Table 7—Impaired Loans

(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006

Impaired Loans	$8,199	$3,946	$2,907

Average year-to-date impaired loans	$7,169	$3,222	$3,112

Impaired loans with specific loss allowances	$8,199	$3,946	$2,907

Loss allowances reserved on impaired loans	$1,409	$678	$335

Year-to-date income recognized on impaired loans	$8	$60	$27

The Bank’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income of $10.3 million for the second quarter of 2007 reflects an increase of $332,000 from the second quarter of 2006. Wealth management income rose $1.5 million during the second quarter of 2007 over the comparable quarter in 2006, primarily driven by a higher level of life insurance business at Cornerstone and the McPherson Enterprises acquisition on March 1, 2007. Major revenue component sources of wealth management income include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. The Bank experienced an increase in deposit service charges of $416,000 during the second quarter of 2007 as compared to the second quarter of 2006 mainly from return check and overdraft fees. Partially offsetting these increases in noninterest income was the pre-tax gain of $1.4 million on the sale of the Bank’s $15.3 million credit card portfolio during the second quarter of 2006. For the six-month period ended June 30, 2007, noninterest income was $19.4 million, an increase of $546,000 from the same period in 2006, primarily due to the previously aforementioned increases in wealth management income and service charges on deposits partially offset by the gain on the sale of the credit card portfolio during 2006. In addition, gains on sales of investment securities for the six months ended June 30, 2007 were $533,000. The net security gains were primarily the result of the sale of mortgage-backed securities and municipal bonds. During the comparable period in 2006, there were no investment securities gains recognized.

Noninterest Expense

Noninterest expense of $20.1 million for the second quarter of 2007 increased $2.5 million from the second quarter of 2006 and increased $4.1 million for the six months ended June 30, 2007, over the comparable period in 2006. Salaries and benefits expense rose $1.6 million during the second quarter of 2007 and $2.7 million during the first six months of 2007 from the comparable periods in 2006, primarily due to higher staffing levels resulting from branch openings, increased commissions and incentives associated with higher wealth management revenue, higher cost of medical benefits and non-recurring compensation and severance charges related to a former executive which totaled approximately $300,000. Occupancy expense increased $287,000 and furniture and equipment expense increased $176,000 during the second quarter of 2007 over the same period in 2006 mostly due to several new office locations including the new operations center building in Harleysville and two branch openings as well as additional increases in rent. During the second quarter of 2007, the Corporation placed the newly constructed operations building located in Harleysville into service. Depreciation expense for the second quarter of 2007 related to the operations building was approximately $82,000 and total depreciation expense for 2007 is estimated at approximately $245,000. The remaining estimated contract billings and allocation among asset categories may alter this projected number. Other expense increased $518,000 and $1.0 million for the three and six months ended June 30, 2007, respectively over the comparable periods in 2006, mainly as a result of increased computer software costs and professional and consulting expenses.

Income Taxes

The effective income tax rates for the three and six months ended June 30, 2007 were 21.6% and 20.9%, respectively, versus the applicable federal statutory rate of 35%. The effective income tax rates for the three and six months ended June 30, 2006 were 25.4% and 25.0%, respectively. The Corporation’s effective rates during 2007 and 2006 were lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The effective rate for the first six months of 2007 was lower than the same period in 2006 primarily due to the lower level of net income during the first six months of 2007.

Balance Sheet Analysis

Total assets at June 30, 2007 of $3.3 billion increased $53.4 million compared to December 31, 2006 with loan growth of $34.6 million, an increase in cash and investments of $5.5 million and an increase in premises and equipment of $5.6 million. The growth in loans took place primarily in the real estate and commercial loan portfolios. The increase in premises and equipment resulted mainly from several new office locations including the new operations center building in Harleysville and two branch openings.

Federal funds sold to correspondent banks decreased $29.0 million as a result of loan and investment balances increases compared to December 31, 2006. The balance of investment securities available for sale at June 30, 2007 of $885.1 million increased $32.1 million compared to December 31, 2006 primarily as a result of net additional purchases of mortgage-backed securities. The increases in goodwill and intangible assets of $1.2 million were related to the selected asset purchase of McPherson during the first quarter of 2007 and allocated to the Wealth Management segment.

Total deposits of $2.50 billion at June 30, 2007 decreased $13.3 million from $2.52 billion at December 31, 2006. Money market accounts increased $96.9 million partially offset by reductions in time deposits of $87.0 million and interest-bearing checking accounts of $23.4 million. Core deposits (total deposits less time deposits) increased $73.7 million or 4.4% to $1.74 billion for the same periods.

Total borrowings increased $84.2 million to $473.7 million at June 30, 2007 from $389.5 million at December 31, 2006. The increase was the result of advances of $105.0 million in long-term securities sold under agreements to repurchase at attractive market yields to help fund the loan and investment portfolio growth partially offset by $47.0 million in maturities of long-term Federal Home Loan Bank borrowings.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending June 30, 2007 was $286.9 million, a decrease of $7.8 million over the end of 2006 primarily the result of the increase in the accumulated other comprehensive loss related to investment securities and cash dividends paid to shareholders partially offset by the retention of the Corporation’s earnings. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital
(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of June 30, 2007	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$323,339	12.15%	$212,219	8.00%	$266,149	-
Harleysville National Bank	281,241	10.63%	211,683	8.00%	264,604	10%
Tier 1 Capital (to risk weighted assets):
Corporation	301,593	11.33%	106,460	4.00%	159,690	-
Harleysville National Bank	259,495	9.81%	105,842	4.00%	158,763	6%
Tier 1 Capital (to average assets):
Corporation	301,593	9.27%	130,145	4.00%	162,682	-
Harleysville National Bank	259,495	8.06%	128,731	4.00%	160,913	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2006	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$323,622	12.58%	$205,814	8.00%	$257,268	-
Harleysville National Bank	279,513	10.93%	204,529	8.00%	255,661	10%
Tier 1 Capital (to risk weighted assets):
Corporation	302,368	11.75%	102,907	4.00%	154,361	-
Harleysville National Bank	258,259	10.10%	102,264	4.00%	153,397	6%
Tier 1 Capital (to average assets):
Corporation	302,368	9.36%	129,242	4.00%	161,553	-
Harleysville National Bank	258,259	8.08%	127,877	4.00%	159,846	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is generally common stockholder’s equity and retained earnings adjusted to exclude disallowed goodwill and identifiable intangibles as well as the inclusion of qualifying trust preferred securities. Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 2007, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.33%, and the total risk-adjusted capital ratio was 12.15%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at June 30, 2007.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. Banking organizations are expected to have ratios from 4% to 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 9.27% at June 30, 2007 and 9.36% at December 31, 2006.

The year-to-date June 30, 2007 cash dividend per share of $.40 was 11.1% higher than the cash dividend for the same period in 2006 of $.36. The proportion of net income paid out in dividends for the first six months of 2007 was 87.7%, compared to 57.3% for the same period in 2006, the increase mainly resulting from lower net income during the first six months of 2007. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first six months of 2007.

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

The resulting projections as of June 30, 2007 show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. The A source of external liquidity is an available line of credit with the FHLB. As of June 30, 2007, the Bank had borrowings outstanding with the FHLB of $192.8 million, all of which were long-term and pledged investment securities available for sale of $662.5 million and held to maturity of $58.9 million. At June 30, 2007, the Bank had unused lines of credit at the FHLB of $250.4 million and unused federal funds lines of credit of $186.5 million. In addition, the Corporation’s funding sources include investment and loan portfolio cash flows, fed funds sold and short-term investments, as well as access to the brokered certificate of deposit market and repurchase agreement borrowings. The Corporation could also increase its liquidity through its pricing on certificates of deposit products. The Corporation believes it has adequate funding sources to maintain sufficient liquidity under varying business conditions.

There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way, although a significant portion of the Corporation’s time deposits mature in the last six months of 2007. In the event that additional funds are required, the Corporation believes its short-term liquidity is adequate as outlined above.

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

Branching

During the second quarter of 2007, the Corporation opened new branches in Warminster, Bucks County and East Norriton, Montgomery County. The Corporation is relocating its Blue Bell office in Montgomery County during July 2007. In addition, the Bank plans to add retail branches in Warrington, Bucks County and Conshohocken and Flourtown, Montgomery County in 2008. These plans are subject to change as management continues to evaluate its market and its business needs. The Corporation continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

Item 3– Qualitative and Quantitative Disclosures About Market Risk

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

No material changes in market risk strategy occurred during the second quarter of 2007. The Corporation continues to experience a challenging interest rate environment which has impacted our interest rate sensitivity exposure. A detailed discussion of market risk is provided on pages 22 and 23 of this Form 10-Q.

Item 4– Controls and Procedures

(i)  Management’s Report on Disclosure Controls

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, regulations and forms and are operating in an effective manner and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(ii)  Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchase activity of the Corporation’s stock repurchase programs during the second quarter of 2007 (all share information has been restated retroactively for the effect of stock dividends and splits).  The repurchased shares will be used for general corporate purposes.

	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares that may yet be Purchased under the Plans(1)

April 1-30, 2007	-	$ -	-	872,761
May 1-31, 2007	57,500	16.09	57,500	815,261
June 1-30, 2007	28,500	16.04	28,500	786,761
Total	86,000	$16.07	86,000

(1)
On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (restated for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9%, of its outstanding common stock.

Item 3.                 Defaults Upon Senior Securities

Not applicable

Item 4.                 Submission of Matters to a Vote of Security Holders

(a)	The 2007 Annual Meeting of Shareholders was held at 9:30 a.m., on Tuesday, April 24, 2007 at Presidential Caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

(b),(c) One matter was voted upon as follows:
1.	Two directors were elected, as below:

Elected                                                                           Term Expires
Harold A. Herr                                                                       2011
Stephanie S. Mitchell                                                            2011

The results of the voting for the directors were as follows:

Harold A. Herr                                                                     For               22,417,342
                                                                                               Withheld         419,589

Stephanie S. Mitchell                                                          For               22,424,208
                                                                                                Withheld         412,723

Directors whose term continued after the meeting:                    Term Expires
Demetra M. Takes                                                                                    2008
Walter R. Bateman, II                                                                               2008
Lee Ann B. Bergey                                                                                   2008
James A. Wimmer                                                                                     2009
Walter E. Daller, Jr.                                                                                   2010
Thomas C. Leamer                                                                                    2010
A. Ross Myers                                                                                          2010

Item 5.                 Other Information

(a)	None to report.

(b)	There were no changes in the manner shareholders may recommend nominees to the Registrant’s Board of Directors.

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

                                                                                           HARLEYSVILLE NATIONAL CORPORATION

Date: August 8, 2007	/s/ Demetra M. Takes
Demetra M. Takes, Interim President, Chief Executive Officer and Director (Principal executive officer)

Date:  August 8, 2007                                                      /s/ George S. Rapp
                                                                                                George S. Rapp, Executive Vice President and Chief Financial Officer
                   (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No                      Description of Exhibits

(2.1)
Purchase Agreement, dated as of November 15, 2005, by and among Harleysville National Bank and Trust Company, Cornerstone Financial Consultants, Ltd., Cornerstone Advisors Asset Management, Inc., Cornerstone Institutional Investors, Inc., Cornerstone Management Resources, Inc., John R. Yaissle, Malcolm L. Cowen, II, and Thomas J. Scalici. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 15, 2006.  The schedules and exhibits to the Purchase Agreement are listed at the end of the Purchase Agreement but have been omitted from the exhibit to Form 10-K. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)

(2.2)
Branch Purchase Agreement and Deposit Assumption Agreement, dated as of July 26, 2006, by and among First National Community Bank as Buyer and Harleysville National Bank and Trust Company as Seller. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report filed on Form 10-Q, filed with the Commission on November 8, 2006. The attachments, schedules and exhibits to the Branch Purchase and Deposit Assumption Agreement are listed at the end of the Branch Purchase and Deposit Assumption Agreement but have been omitted from the exhibit to Form 10-Q. The Registrant agrees to supplementally furnish a copy of any omitted attachment, schedule or exhibit to the Securities and Exchange Commission upon request.)

(2.3)
Merger Agreement, dated as of May 15, 2007, by and among Harleysville National Corporation, East Penn Financial Corporation and East Penn Bank. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 21, 2007. The schedules and exhibits to the Merger Agreement are listed at the end of the Merger Agreement but have been omitted from the exhibit to Form 8-K. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)

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

(10.20)
Employment Agreement dated September 27, 2004 between John Eisele, former Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.21)
Supplemental Executive Retirement Benefit Agreement dated September 27, 2004 between John Eisele, former Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.22)
Separation Agreement and Mutual Release dated June 15, 2007 and effective July 19, 2007 between John Eisele, former Executive Vice President & President of Millennium Wealth Management and Private Banking, Harleysville Management Services, LLC., Harleysville National Bank and Trust Company and Harleysville National Corporation.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 19, 2007.)

(10.23)
Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and John Eisele, former Executive Vice President & President of Millennium Wealth Management and Private Banking.*  (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

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

(10.27)
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