Form 10-Q
period 2007-09-30
HARLEYSVILLE NATIONAL CORP
filed 2007-11-08
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

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
Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,880,837  shares of Common Stock, $1.00 par value, outstanding on November 2, 2007.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$60,952	$61,895
Federal funds sold and securities purchased under agreements to resell	89,300	59,000
Interest-bearing deposits in banks	28,816	3,975
Total cash and cash equivalents	179,068	124,870
Residential mortgage loans held for sale	1,933	1,857
Investment securities available for sale	870,254	853,010
Investment securities held to maturity (market value $58,931 and $59,297, respectively)	58,849	58,879
Loans and leases	2,093,867	2,045,498
Less: Allowance for loan losses	(22,622)	(21,154)
Net loans	2,071,245	2,024,344
Premises and equipment, net	40,345	33,785
Accrued interest receivable	15,717	14,950
Goodwill	45,081	43,956
Intangible assets, net	7,156	7,282
Bank-owned life insurance	63,553	61,720
Other assets	27,318	25,175
Total assets	$3,380,519	$3,249,828
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$309,489	$327,973
Interest-bearing:
Checking	494,653	539,974
Money market	727,486	662,966
Savings	106,890	133,370
Time deposits	905,822	852,572
Total deposits	2,544,340	2,516,855
Federal funds purchased and short-term securities sold under agreements to repurchase	115,828	96,840
Other short-term borrowings	1,906	1,357
Long-term borrowings	309,750	239,750
Accrued interest payable	21,947	31,358
Subordinated debt	74,744	51,548
Other liabilities	17,610	17,369
Total liabilities	3,086,125	2,955,077
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares,
issued 29,074,250 shares at September 30, 2007 and December 31, 2006	29,074	29,074
Additional paid in capital	194,647	194,713
Retained earnings	82,393	79,339
Accumulated other comprehensive loss	(8,317)	(6,103)
Treasury stock, at cost: 193,413 shares at September 30, 2007 and
109,767 shares at December 31, 2006	(3,403)	(2,272)
Total shareholders' equity	294,394	294,751
Total liabilities and shareholders' equity	$3,380,519	$3,249,828
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share information)	2007	2006	2007	2006

Interest Income:
Loans and leases, including fees	$36,853	$34,553	$106,941	$99,519
Investment securities:
Taxable	8,769	7,538	25,821	22,412
Exempt from federal taxes	2,739	2,643	8,113	7,842
Federal funds sold and securities purchased under agreements to resell	557	1,182	2,325	2,363
Deposits in banks	104	45	228	144
Total interest income	49,022	45,961	143,428	132,280

Interest Expense:
Savings and money market deposits	12,276	10,630	37,212	27,061
Time deposits	9,652	9,732	28,670	26,341
Short-term borrowings	1,735	1,385	4,288	3,889
Long-term borrowings	4,495	3,600	12,402	11,628
Total interest expense	28,158	25,347	82,572	68,919

Net interest income	20,864	20,614	60,856	63,361
Provision for loan losses	2,525	900	6,075	3,000
Net interest income after provision for loan losses	18,339	19,714	54,781	60,361

Noninterest Income:
Service charges	2,460	2,092	6,820	6,008
(Loss)/gain on sales of investment securities, net	(58)	—	475	—
Gain on sale of credit card portfolio	—	—	—	1,444
Wealth management	4,525	3,372	13,623	11,314
Bank-owned life insurance	648	591	1,833	1,792
Other income	2,190	2,231	6,416	6,584
Total noninterest income	9,765	8,286	29,167	27,142
Net interest income after provision for loan losses and
noninterest income	28,104	28,000	83,948	87,503

Noninterest Expense:
Salaries, wages and employee benefits	11,735	11,487	35,782	32,860
Occupancy	1,731	1,379	4,965	4,278
Furniture and equipment	897	917	2,890	2,708
Marketing	466	493	1,282	1,422
Other expense	4,027	3,284	12,857	11,095
Total noninterest expense	18,856	17,560	57,776	52,363

Income before income tax expense	9,248	10,440	26,172	35,140
Income tax expense	2,047	2,533	5,758	8,997
Net income	$7,201	$7,907	$20,414	$26,143

Net income per share information:
Basic	$0.25	$0.27	$0.71	$0.90
Diluted	$0.25	$0.27	$0.70	$0.89
Cash dividends per share	$0.20	$0.19	$0.60	$0.55
Weighted average number of common shares:
Basic	28,881,006	29,011,903	28,930,073	28,940,119
Diluted	29,107,274	29,384,310	29,183,811	29,373,646

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Nine Months Ended September 30, 2007

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Loss	Stock	Total	Income (Loss)

Balance, January 1, 2007	29,074	(109)	$29,074	$194,713	$79,339	$(6,103)	$(2,272)	$294,751
Issuance of stock for stock options, net of tax and excess tax benefits	-	57	-	(266)	-	-	1,060	794
Issuance of stock awards	-	-	-	(1)	-	-	5	4
Stock based compensation expense	-	-	-	201	-	-	-	201
Net income	-	-	-	-	20,414	-	-	20,414	$20,414
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(2,214)	-	(2,214)	(2,214)
Purchase of treasury stock	-	(141)	-	-	-	-	(2,196)	(2,196)
Cash dividends	-	-	-	-	(17,360)	-	-	(17,360)
Comprehensive income									$18,200
Balance, September 30, 2007	29,074	(193)	$29,074	$194,647	$82,393	$(8,317)	$(3,403)	$294,394

Nine Months Ended September 30, 2006

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Income (Loss)	Stock	Total	Income

Balance, January 1, 2006	27,500	(64)	$27,500	$167,418	$88,285	$(8,618)	$(1,353)	$273,232
Issuance of stock for stock options, net of excess tax benefits	192	193	192	1,862	-	-	4,020	6,074
Issuance of stock awards	-	-	-	5	-	-	-	5
Stock based compensation expense	-	-	-	345	-	-	-	345
Stock dividend	1,382		1,382	25,188	(26,582)			(12)
Net income	--	-	-	-	26,143	-	-	26,143	$26,143
Other comprehensive income, net of reclassifications and tax	-	-	-	-	-	1,318	-	1,318	1,318
Purchases of treasury stock	-	(219)	-	-	-	-	(4,514)	(4,514)
Cash dividends	-	-	-	-	(15,986)	-	-	(15,986)
Comprehensive income									$27,461
Balance, September 30, 2006	29,074	(90)	$29,074	$194,818	$71,860	$(7,300)	$(1,847)	$286,605

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(Dollars in thousands)	September 30,
	2007	2006
Operating Activities:
Net income	$20,414	$26,143
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,075	3,000
Depreciation and amortization	3,728	3,324
Net amortization of investment securities discounts/premiums	1,394	2,711
Deferred income tax benefit	(1,513)	(2,120)
Gain on sales of investment securities, net	(475)	—
Gain on sale of credit card portfolio	—	(1,444)
Bank-owned life insurance income	(1,833)	(1,792)
Stock based compensation expense	201	345
Net increase in accrued interest receivable	(767)	(1,612)
Net (decrease) increase in accrued interest payable	(9,411)	847
Net decrease in other assets	1,339	372
Net increase (decrease) in other liabilities	1,263	(3,631)
Other, net	5	(88)
Net cash provided by operating activities	20,420	26,055
Investing Activities:
Proceeds from sales of investment securities available for sale	90,529	—
Proceeds from maturity or calls of investment securities held to maturity	—	617
Proceeds from maturity or calls of investment securities available for sale	117,484	121,486
Purchases of investment securities available for sale	(228,941)	(143,821)
Net increase in loans	(54,776)	(65,693)
Net cash paid due to acquisitions, net of cash acquired	(2,500)	(14,525)
Net proceeds from sale of credit card portfolio	—	16,705
Purchases of premises and equipment	(9,451)	(8,241)
Proceeds from sales of premises and equipment	2	216
Proceeds from sales of other real estate	13	32
Net cash used in investing activities	(87,640)	(93,224)
Financing Activities:
Net increase in deposits	27,485	262,789
Increase in federal funds purchased and short-term securities sold under agreements to repurchase	18,988	24,968
Increase (decrease) in other short-term borrowings	549	(314)
Advances of long-term borrowings	125,000	10,000
Repayments of long-term borrowings	(55,000)	(68,000)
Proceeds from subordinated debt issuance	23,196	—
Cash dividends	(17,360)	(15,986)
Repurchase of common stock	(2,196)	(4,514)
Proceeds from the exercise of stock options	753	5,032
Excess tax benefits from stock based compensation	3	867
Other, net	—	(12)
Net cash provided by financing activities	121,418	214,830
Net increase in cash and cash equivalents	54,198	147,661
Cash and cash equivalents at beginning of period	124,870	95,211
Cash and cash equivalents at end of the period	$179,068	$242,872

Cash paid during the period for:
Interest	$92,005	$68,137
Income taxes	$4,061	$12,184
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to net assets in foreclosure	$51	$114

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries-Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of September 30, 2007, the results of its operations for the three and nine month periods ended September 30, 2007 and 2006 and the cash flows for the nine month periods ended September 30, 2007 and 2006. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2006 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Acquisitions/Disposition

On May 15, 2007, the Corporation entered into a definitive agreement to acquire East Penn Financial Corporation (East Penn Financial) and its wholly owned subsidiary, East Penn Bank, a $451 million state chartered, FDIC insured bank, offering deposit and lending services throughout the Lehigh Valley, PA. Headquartered and founded in Emmaus, PA in 1990, East Penn Financial has nine banking offices located in Lehigh, Northampton and Berks Counties. The total value of the transaction at the agreement date, if it closed, is estimated at $92.7 million or approximately $14.50 per share of East Penn Financial stock, although actual value will depend on several factors, including the price of the Corporation’s stock, but will not be less than $13.52 per share ($86.3 million) or greater than $15.48 per share ($99.1 million). Under terms of the Merger Agreement, each shareholder of East Penn Financial may elect to receive either cash only or the Corporation’s shares only for each share of East Penn Financial stock, but may receive a combination of both in the aggregate for all East Penn Financial shares the shareholder owns. The amount of final per share consideration is based on a formula that is determined by the average per share value of the Corporation’s stock during the twenty day period ending eleven days prior to closing. The consideration is subject to election and allocation procedures designed to provide that the cash portion is $50.3 million but in any event not greater than 60% of the dollar value of the merger consideration. The parties have agreed that the allocation of the Corporation’s common stock and cash will be such that the East Penn Financial shareholders will not recognize gain or loss for federal income tax purposes on those East Penn Financial shares that are exchanged for the Corporation’s common stock in the merger. On November 1, 2007, the shareholders of East Penn Financial approved and adopted the Merger Agreement as amended August 29, 2007. The Corporation has received all necessary regulatory approvals for completion of the merger, subject only to receiving final clearance from the Office of the Comptroller of the Currency to consummate the merger of East Penn Financial Corporation’s wholly owned bank subsidiary, East Penn Bank, with and into Harleysville National Corporation’s wholly owned national bank subsidiary, Harleysville National Bank and Trust Company. The merger is currently expected to be effective on or about November 16, 2007.

    On March 1, 2007, the Cornerstone Companies, a subsidiary of the Bank, completed a selected asset purchase of McPherson Enterprises and related entities (McPherson), registered investment advisors specializing in estate and succession planning and life insurance for high-net-worth construction and aggregate business owners and families throughout the United States. Located in Towson, Maryland, McPherson became a part of the Cornerstone Companies, a component of the Bank’s Millennium Wealth Management division. The Bank paid $1.5 million in cash. Estimated goodwill and identifiable intangibles of approximately $1.5 million were recorded in connection with the asset purchase. Management is in the process of evaluating and finalizing the identifiable intangible assets and purchase accounting adjustments.

On April 14, 2006, the Bank sold its existing credit card portfolio to Elan Financial Services, a national credit card issuer and established an agent issuing relationship with Elan Financial Services. Under the agreement, credit cards for the Bank are issued under the Harleysville National Bank name. The Bank sold $15.3 million in credit card receivables resulting in a gain in the second quarter of 2006 from the sale of these credit cards, net of federal income taxes, of approximately $939,000 or $.03 per diluted share. The Bank

Note 2 – Acquisitions/Disposition – Continued

continues to earn certain fees from ongoing portfolio activity. The sale agreement stipulated that any credit card accounts delinquent over 30 days, overlimit accounts and petitioned bankruptcies would be guaranteed by the Bank for a period of one year. Of the $15.3 million in credit card receivables sold, $529,000 was sold with full recourse which was the total potential recourse exposure at the time of the sale. During the second quarter of 2006, the Bank recorded a recourse liability of $371,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar credit card receivables. The Bank was subject to the full recourse obligations for a period of one year. At June 30, 2007, the total potential recourse exposure was reduced to $0 with the expiration of the one-year recourse period. The Corporation’s actual loss experience approximated the initial reserve.

Note 3 – Goodwill and Other Intangibles

Goodwill and identifiable intangibles were $45.1 million and $4.5 million, respectively at September 30, 2007, and $44.0 million and $4.7 million, respectively at December 31, 2006. The carrying amounts of goodwill by business segment at September 30, 2007 and December 31, 2006 for Community Banking was $31.6 million for both periods and for Wealth Management was $13.5 million and $12.4 million, respectively. Effective March 1, 2007, the Bank completed the selected asset purchase of McPherson Enterprises and related entities including estimated goodwill of approximately $1.1 million and customer relationship intangibles of approximately $375,000 (with an estimated weighted average amortization period of 10 years) allocated to the Wealth Management segment.

Management performed its annual review of goodwill at June 30, 2007 in accordance with SFAS No. 142 and determined there was no impairment of goodwill and other identifiable intangible assets.

The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at September 30, 2007 and December 31, 2006 are presented below:
	September 30,		December 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$1,929	$908	$1,929	$733
Other identifiable intangibles	4,288	806	3,913	448
Total	$6,217	$1,714	$5,842	$1,181

    The remaining weighted average amortization period of core deposit and other identifiable intangibles is approximately seven years. The amortization of core deposit intangibles allocated to the Community Banking segment were $56,000 and $62,000 for the third quarter of 2007 and 2006, respectively and $175,000 and $185,000 for the nine months ended September 30, 2007 and 2006, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $121,000 and $114,000 for the third quarter of 2007 and 2006, respectively and $358,000 and $336,000 for the nine months ended September 30, 2007 and 2006, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $710,000, $709,000, $709,000, $709,000 and $596,000 for 2007, 2008, 2009, 2010 and 2011, respectively.

Mortgage servicing rights of $2.7 million and $2.6 million at September 30, 2007 and December 31, 2006, respectively, are included on the Corporation’s balance sheet in other intangible assets.

Note 4 – Trust Preferred Subordinated Debentures

On August 22, 2007, HNC Statutory Trust IV (Trust IV), a newly formed Delaware statutory trust affiliate of the Corporation, issued $22.5 million of fixed/floating rate trust preferred securities which represent undivided beneficial interests in the assets of Trust IV. Trust IV issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Corporation for general corporate purposes including funding of the East Penn Financial Corporation acquisition anticipated to close in the fourth quarter of 2007. Trust IV holds, as its sole asset, a subordinated debenture in the amount of $23.2 million issued by the Corporation on August 22, 2007. Trust IV qualifies as a variable interest entity under FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” The trust preferred securities require quarterly distributions by Trust IV to the holders of the trust preferred securities at a fixed rate equal to 6.35% through October 2012 and then will be payable at a variable interest rate equal to the three-month London Interbank Offered Rate (LIBOR) plus 1.28% per annum. The trust preferred securities must be redeemed upon maturity of the subordinated debentures on October 30, 2037. The Corporation may redeem the debentures, in whole but not in part, at any time within 90 days at the specified special event redemption price following the occurrence of a capital disqualification event, an investment company event or a tax event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval if required. The Corporation also may redeem the debentures, in whole or in part, at the stated optional redemption date of October 30, 2012 and quarterly thereafter, subject to regulatory approval if required. The optional redemption price is equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest on the debentures to the redemption date.

Note 5 - Pension Plan

The Corporation has a non-contributory defined benefit pension plan covering substantially all employees.  The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement.

The Corporation has not made any contributions to its pension plan during the first nine months of 2007. The components of net periodic defined benefit pension expense and other amounts recognized in other comprehensive income for the nine months ended September 30, 2007 and 2006 are as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Net periodic benefit cost
Service cost	$875	$780
Interest cost	512	491
Expected return on plan assets	(450)	(413)
Amortization of net actuarial loss	57	88
Net periodic benefit expense	$994	$946

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

Note 6 – Stock-Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At September 30, 2007, 2,527,303 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at September 30, 2007, the Corporation has an additional 328,327 granted stock options as a result of the Millennium Bank acquisition completed in 2004. The options have a term of ten years and are exercisable at prices ranging from $9.25 to $13.81.

The Corporation recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) adopted at January 1, 2006 under the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For grants subject to a service condition that were awarded on or after January 1, 2006, the Corporation utilizes the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. For grants subject to a market condition that were awarded in 2007, the Corporation utilizes a Monte Carlo simulation to estimate the fair value and determine the derived service period. Compensation is recognized over the derived service period with any unrecognized compensation cost immediately recognized when the market condition is met.

During the third quarter of 2007, the Corporation granted stock options which were subject to a market condition. These awards vest when the Corporation’s common stock reaches targeted average trading prices for 30 days within five years from the grant date. Vesting cannot commence before six months from the grant date. The term and exercise price of the options are the same as previously mentioned. The fair value and derived service period (the median period in which the market condition is met) were determined using a Monte Carlo simulation with the following assumptions: weighted average dividend yield of 4.59% based on historical data, weighted-average expected volatility of 32.19% based on historical data, risk-free rate of 4.54% to 5.17%, weighted average expected life of 6.04 years and a uniform post-vesting exercise rate (mid-point of vesting and contractual term).

For the nine months ended September 30, 2006, all options awarded were subject to a service condition. The fair value of these options were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data: weighted-average dividend yield of 3.52%; weighted-average expected volatility of 32.19%; weighted average risk-free interest rate of 4.64% (4.42% to 5.08%) and a weighted-average expected life of 7.28 years.

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

Note 6 – Stock-Based Compensation – Continued

In accordance with SFAS 123(R), stock-based compensation expense for the nine months ended September 30, 2007 and 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was $68,000 and $65,000, net of tax for the third quarter of 2007 and $97,000 and $93,000, net of tax for the third quarter of 2006. Stock-based compensation expense was $201,000 and $192,000, net of tax for the nine-month period ending September 30, 2007 and $345,000 and $315,000, net of tax for the nine months ended September 30, 2006.

A summary of option activity under the Corporation’s stock option plans as of September 30, 2007, and changes during the nine months ended September 30, 2007 is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	1,157,484	$15.60
Granted	25,000	14.49
Exercised	(57,135)	9.34
Forfeited (unvested)	(7,264)	22.27
Cancelled (vested)	(7,315)	24.98

Outstanding at September 30, 2007	1,110,770	$15.79	4.82	$3,744

Exercisable at September 30, 2007	967,040	$15.03	4.34	$3,709

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $3.08 and $5.23, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $398,000 and $4.3 million, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of September 30, 2007 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2007	131,610	$6.15

Granted	25,000	3.08

Vested	(5,615)	6.07

Forfeited	(7,264)	6.16

Nonvested at September 30, 2007	143,731	$5.70

As of September 30, 2007, there was a total of $607,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $34,000 and $90,000, respectively.

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

The calculations of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands, except per share data)	2007	2006	2007	2006

Basic earnings per share
Net income available to common shareholders	$7,201	$7,907	$20,414	$26,143
Weighted average common shares outstanding	28,881,006	29,011,903	28,930,073	28,940,119
Basic earnings per share	$.25	$.27	$.71	$.90

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$7,201	$7,907	$20,414	$26,143
Weighted average common shares outstanding	28,881,006	29,011,903	28,930,073	28,940,119
Dilutive potential common shares (1), (2)	226,268	372,407	253,738	433,527
Total diluted weighted average common shares outstanding	29,107,274	29,384,310	29,183,811	29,373,646
Diluted earnings per share	$.25	$.27	$.70	$.89

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended September 30, 2007 and 2006, there were 479,896 antidilutive options at an average price of $23.46 and 417,456 antidilutive options at an average price of $24.50, respectively. For the nine months ended September 30, 2007 and 2006, there were 465,425 antidilutive options at an average price of $23.66 and 417,456 antidilutive options at an average price of $24.50, respectively.

Note 8 – Comprehensive Income

The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Nine months ended September 30, 2007	Amount	(Expense)	Amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(2,320)	$812	$(1,508)
Less reclassification adjustment for net gains realized in net income	475	(166)	309
Net unrealized losses	(2,795)	978	(1,817)
Change in fair value of derivatives used for cash flow hedges	(611)	214	(397)
Other comprehensive loss, net	$(3,406)	$1,192	$(2,214)

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Nine months ended September 30, 2006	Amount	(Expense)	Amount
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$2,035	$(712)	$1,323
Less reclassification adjustment for net gains realized in net income	–	–	–
Net unrealized gains	2,035	(712)	1,323
Change in fair value of derivatives used for cash flow hedges	(144)	50	(94)
Amortization of unrealized loss on termination of cash flow hedge	137	(48)	89
Other comprehensive income, net	$2,028	$(710)	$1,318

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

The Wealth Management segment includes: trust and investment management services, providing investment management, trust and fiduciary services, estate settlement and executor services, financial planning, and retirement plan and institutional investment services; and the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Major revenue component sources include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. Expenses primarily consist of personnel and support charges.  Additionally, the Wealth Management segment includes an inter-segment credit related to trust deposits which are maintained within the Community Banking segment using a transfer pricing methodology.

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended September 30, 2007

Net interest income (expense)	$21,348	$117	$(601)	$20,864
Provision for loan losses	2,525	-	-	2,525
Noninterest income	5,111	4,530	124	9,765
Noninterest expense	14,960	3,747	149	18,856
Income (loss) before income taxes (benefit)	8,974	900	(626)	9,248
Income taxes (benefit)	1,974	332	(259)	2,047
Net income (loss)	$7,000	$568	$(367)	$7,201

Three Months Ended September 30, 2006

Net interest income (expense)	$21,060	$118	$(564)	$20,614
Provision for loan losses	900	-	-	900
Noninterest income	4,738	3,377	171	8,286
Noninterest expense	14,108	3,141	311	17,560
Income (loss) before income taxes (benefit)	10,790	354	(704)	10,440
Income taxes (benefit)	2,698	132	(297)	2,533
Net income (loss)	$8,092	$222	$(407)	$7,907

Note 9 – Segment Information – Continued

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Nine Months Ended September 30, 2007

Net interest income (expense)	$62,188	$334	$(1,666)	$60,856
Provision for loan losses	6,075	-	-	6,075
Noninterest income	15,021	13,631	515	29,167
Noninterest expense	46,005	11,001	770	57,776
Income (loss) before income taxes (benefit)	25,129	2,964	(1,921)	26,172
Income taxes (benefit)	5,409	1,154	(805)	5,758
Net income (loss)	$19,720	$1,810	$(1,116)	$20,414

Assets	$3,321,817	$22,341	$36,361	$3,380,519

Nine Months Ended September 30, 2006

Net interest income (expense)	$64,495	$383	$(1,517)	$63,361
Provision for loan losses	3,000	-	-	3,000
Noninterest income	15,208	11,374	560	27,142
Noninterest expense	41,783	9,691	889	52,363
Income (loss) before income taxes (benefit)	34,920	2,066	(1,846)	35,140
Income taxes (benefit)	8,899	864	(766)	8,997
Net income (loss)	$26,021	$1,202	$(1,080)	$26,143

Assets	$3,310,306	$18,706	$33,991	$3,363,003

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

The approximate contract amounts are as follows:
Commitments	Total Amount Committed at
(Dollars in thousands)	September 30, 2007	December 31, 2006

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$748,254	$753,825
Standby letters of credit and financial guarantees written	22,864	25,960
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	58,928	59,750
Interest rate cap agreements	200,000	—

Note 10 – Financial Instruments with Off-Balance Sheet Risk – Continued

At September 30, 2007, the Corporation had cash flow hedges in the form of interest rate swaps with a notional amount of $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges with a notional amount of $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $73,000 and $134,000 for the three months ended September 30, 2007 and 2006, respectively and $325,000 and $311,000 of net interest income for the nine months ended September 30, 2007 and 2006, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Corporation amortized into net interest income $46,000 for the third quarter of 2006 and $136,000 for the nine months ended September 30, 2006 related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At September 30, 2007, the Corporation had fair value hedges in the form of interest rate swaps with a notional amount of $3.9 million. For these swaps the Corporation recognized net interest income of $17,000 and $63,000 for the three and nine months ended September 30, 2007, respectively (which includes $17,000 and $55,000 for the respective periods related to two terminated swaps with notional amounts totaling $3.9 million that were terminated during 2007) and no impact to earnings for the first nine months of 2006. At September 30, 2007, the Corporation had swap agreements with a positive fair value of 68,000 and with a negative fair value of $234,000. At December 31, 2006, the Corporation had swap agreements with a positive fair value of $545,000 and with a negative fair value of $21,000. There was no hedge ineffectiveness recognized during the first nine months of 2007 and no hedge ineffectiveness was recognized during the first nine months of 2006.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate now deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $361 for the nine months ended September 30, 2007. At September 30, 2007, these caps, designated as cash flow hedges, had a positive fair value of $4,000 with no impact to earnings for the first nine months of 2007. The caps mature in March 2009.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at September 30, 2007 and December 31, 2006 of $2.0 million and $2.3 million, respectively and commitments to sell mortgage loans at a specified rate at September 30, 2007 and December 31, 2006 of $842,000 and $792,000, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At September 30, 2007, the Corporation had commitments with a positive fair value of $23,000 which was recorded as other income. At December 31, 2006, the Corporation had commitments with a positive fair value of $15,000 and a negative fair value of $3,000.

During April 2006, the Bank sold its existing credit card portfolio of $15.3 million. The sale agreement stipulated that any credit card accounts delinquent over 30 days, overlimit accounts and petitioned bankruptcies would be guaranteed by the Bank for a period of one year. Of the $15.3 million in credit card receivables sold, $529,000 was sold with full recourse which was the total potential recourse exposure at the time of the sale. During the second quarter of 2006, the Bank recorded a recourse liability of $371,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar credit card receivables. The Bank was subject to the full recourse obligations for a period of one year. At June 30, 2007, the total potential recourse exposure was reduced to $0 with the expiration of the one-year recourse period. The Corporation’s actual loss experience approximated the initial reserve.

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010. The outstanding balance of these sold leases at September 30, 2007 was $1.4 million with a total recourse exposure of $287,000 and a current recourse liability of $29,000.

Note 11 – Contingent Liabilities

During the second quarter of 2007, the Corporation, as a result of a recent internal audit, reported a defalcation in the amount of approximately $578,000 at one of its branches. The Corporation maintains insurance coverage for this type of risk with a deductible of $100,000. This claim constituted a covered loss and as such the total loss recognized was the amount of the deductible of $100,000 pre-tax or $65,000, net of income taxes during the second quarter of 2007. The Corporation received the insurance claim proceeds of $478,000 during the third quarter of 2007.

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

The Corporation’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. As of September 30, 2007, interest accrued was $30,000 and no penalties have been accrued.

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

Note 13 – Subsequent Event

On October 31, 2007, the Corporation announced it will be changing the structure of its retirement programs by terminating the defined benefit pension plan and enhancing the 401(k) defined contribution savings plan effective January 1, 2008. The Corporation will freeze the pension plan at the current benefit levels as of December 31, 2007, at which time the accrual of future benefits for eligible employees will cease. All retirement benefits earned in the pension plan as of December 31, 2007, will be preserved and all participants will become fully vested in their benefit. All eligible employees will begin receiving a company funded contribution in the 401(k) plan equal to 2% of eligible earnings. The Corporation is still in the process of reviewing the impact on its consolidated financial statements, but anticipates it will record a one-time pre-tax charge related to the pension plan curtailment of approximately $1.5 million in the fourth quarter of 2007. The Corporation expects the plan changes will result in retirement-related expense savings of approximately $600,000 for 2008, based on the current 2007 pension assumptions.

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

Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and price/earnings multiple under the market approach. Management performed its annual review of goodwill and other identifiable intangibles at June 30, 2007 and determined there was no impairment of goodwill or other identifiable intangibles. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Unrealized Gains and Losses on Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings. Adverse changes in credit ratings would affect the estimated cash flows of the underlying collateral or issuer. The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of September 30, 2007 because the unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. The Corporation recognized a permanent impairment charge of $55,000 during the three months ended September 30, 2007 as a result of an equity holding in a financial institution which was purchased by another institution at a lower than cost share price. The sale is expected to close in the first quarter of 2008.

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

Financial Overview

For the third quarter of 2007, the Corporation’s diluted earnings per share was $.25 compared to $.27 for the third quarter of 2006. Net income was $7.2 million for the third quarter of 2007 compared to $7.9 million during the same period in 2006.

For the nine months ended September 30, 2007, diluted earnings per share was $.70 as compared to $.89 in the comparable period of 2006. Net income for the nine-month period ended September 30, 2007, was $20.4 million compared to $26.1 million during the first nine months of 2006. The reduction in earnings for the first nine months of 2007 as compared to the same period in 2006 was reflective of the lower net interest income due to the net interest margin compression and higher salaries and benefits expense as well as an increase in the provision for loan losses as a result of decreased quality of the loan portfolio and charge-offs.

Earnings growth was difficult for the Corporation during the quarter. However, the Corporation continued to report higher levels of noninterest income with wealth management up 34.2% and bank service charges increasing 17.6% during the third quarter of 2007 over the comparable period in 2006. The Corporation achieved loan growth of $61.5 million or 3.0% primarily from commercial and consumer loans as compared to September 30, 2006. The Corporation recognized some credit deterioration in the quarter and management continues to be concerned with overall credit quality.

The Corporation’s consolidated total assets were $3.4 billion at September 30, 2007, remaining level with total assets reported at September 30, 2006. Loans increased by $61.5 million or 3.0% over September 30, 2006 mainly due to growth in real estate loans, including both construction and consumer as well as commercial and industrial loans. Total deposits decreased $83.9 million or 3.2% to $2.54 billion at September 30, 2007 from $2.63 billion at September 30, 2006 principally attributable to a decline in checking and regular savings accounts partially offset by growth in money market accounts. Total assets at September 30, 2007 were $130.7 million higher compared to December 31, 2006 with loan growth of $48.4 million or 2.4%, an increase in cash and investments of $71.4 million and an increase in premises and equipment of $6.6 million mainly from several new office locations including the new operations center building in Harleysville and three new branch openings. Total deposits were up $27.5 million or 1.1% in comparison to December 31, 2006.

For the three months ended September 30, 2007, the annualized return on average shareholders’ equity and the annualized return on average assets were 9.86% and 0.86%, respectively. For the same period in 2006, the annualized return on average shareholders’ equity was 11.10% and the annualized return on average assets was 0.96%. The decrease in these ratios during 2007 was primarily the result of lower net income.

Nonperforming assets (including nonaccrual loans, loans 90 days or more past due and net assets in foreclosure) were 0.46% of total assets at September 30, 2007, compared to 0.54% at December 31, 2006, and 0.39% at September 30, 2006. The decrease in nonperforming assets at September 30, 2007, in relation to December 31, 2006, of $2.0 million was mainly due to a lower level of commercial real estate loans 90 days past due. The increase of nonperforming assets in relation to September 30, 2006 of $2.5 million was largely due to a higher level of nonaccrual residential mortgage loans and commercial loans partially offset by a lower level of loans 90 days past due in all loan categories. The loan loss provision increased $1.6 million and $3.1 million during the three and nine-month periods ending September 30, 2007, respectively, compared to the same periods in 2006 as a result of decreased quality of the loan portfolio and charge-offs during 2007. The charge-offs were principally related to real estate construction loans for one borrower which were disposed of subsequent to September 30, 2007. Management has dedicated more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

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

On May 15, 2007, the Corporation entered into a definitive agreement to acquire East Penn Financial Corporation (East Penn Financial) and its wholly owned subsidiary, East Penn Bank, a $451 million state chartered, FDIC insured bank, offering deposit and lending services throughout the Lehigh Valley, PA. Headquartered and founded in Emmaus, PA in 1990, East Penn Financial has nine banking offices located in Lehigh, Northampton and Berks Counties. The total value of the transaction at the agreement date, if it closed, is estimated at $92.7 million or approximately $14.50 per share of East Penn Financial stock, although actual value will depend on several factors, including the price of the Corporation’s stock, but will not be less than $13.52 per share ($86.3 million) or greater than $15.48 per share ($99.1 million). On November 1, 2007, the shareholders of East Penn Financial approved and adopted the Merger Agreement as amended August 29, 2007. The Corporation has received all necessary regulatory approvals for completion of the merger, subject only to receiving final clearance from the Office of the Comptroller of the Currency to consummate the merger of East Penn Financial Corporation’s wholly owned bank subsidiary, East Penn Bank, with and into Harleysville National Corporation’s wholly owned national bank subsidiary, Harleysville National Bank and Trust Company. The merger is currently expected to be effective on or about November 16, 2007. The transaction is expected to be accretive to the Corporation’s earnings per share in the first full calendar year following the consummation. As part of the agreement, East Penn Financial will continue to operate under the East Penn name and logo, and will become a division of Harleysville National Bank, the Corporation’s banking subsidiary. Nine of Harleysville National Bank’s existing branches will also be transferred to the East Penn division including those in Lehigh, Carbon, Monroe, and Northampton Counties.

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

Net Interest Income

Net interest income on a tax equivalent basis in the third quarter of 2007 increased $237,000 or 1.1% from the same period in 2006 and decreased $2.5 million or 3.8% from the nine-month period ending September 30, 2006. The year-to-date decrease during 2007 was mainly attributable to the continued increase in customer deposit costs which have outpaced yield increases in loans and investments.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended September 30, 2007 compared to September 30, 2006 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended September 30, 2007 compared to September 30, 2006			Nine Month Ended September 30, 2007 compared to September 30, 2006

(Dollars in thousands)

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate

Increase (decrease) in interest income:
Investment securities *	$1,343	$207	$1,136	$3,685	$393	$3,292
Federal funds sold and deposits in banks	(566)	(417)	(149)	46	14	32
Loans *	2,271	1,118	1,153	7,375	3,243	4,132
Total	3,048	908	2,140	11,106	3,650	7,456

Increase (decrease) in interest expense:
Savings and money market deposits	1,646	490	1,156	10,151	2,764	7,387
Time deposits	(80)	(889)	809	2,329	(1,115)	3,444
Borrowed funds	1,245	1,140	105	1,173	450	723
Total	2,811	741	2,070	13,653	2,099	11,554

Net increase (decrease) in net interest income	$237	$167	$70	$(2,547)	$1,551	$(4,098)
*Tax equivalent basis using a tax rate of 35%, net

The following table presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended September 30,			Three Months Ended September 30,
	2007			2006

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$669,051	$8,769	5.20%	$661,976	$7,538	4.52%
Nontaxable investments (1)	264,621	4,004	6.00	255,127	3,892	6.05
Total investment securities	933,672	12,773	5.43	917,103	11,430	4.94
Federal funds sold and deposits in banks	57,841	661	4.53	92,878	1,227	5.24
Loans (1) (2)	2,090,440	37,094	7.04	2,027,028	34,823	6.82
Total earning assets	3,081,953	50,528	6.50	3,037,009	47,480	6.20
Noninterest-earning assets	227,563			216,607
Total assets	$3,309,516			$3,253,616

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,363,803	12,276	3.57	$1,305,618	10,630	3.23
Time	801,334	9,652	4.78	878,493	9,732	4.40
Total interest-bearing deposits	2,165,137	21,928	4.02	2,184,111	20,362	3.70
Borrowed funds	501,752	6,230	4.93	409,583	4,985	4.83
Total interest bearing liabilities	2,666,889	28,158	4.19	2,593,694	25,347	3.88
Noninterest-bearing liabilities:
Demand deposits	312,123			334,847
Other liabilities	40,676			42,397
Total noninterest-bearing liabilities	352,799			377,244
Total liabilities	3,019,688			2,970,938
Shareholders' equity	289,828			282,678
Total liabilities and shareholders' equity	$3,309,516			$3,253,616
Net interest spread			2.31			2.32
Effect of noninterest-bearing sources			0.57			0.57
Net interest income/margin on earning assets		$22,370	2.88%		$22,133	2.89%

Less tax equivalent adjustment		1,506			1,519
Net interest income		$20,864			$20,614

(Dollars in thousands)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2007			2006

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$676,787	$25,821	5.10%	$675,138	$22,412	4.44%
Nontaxable investments (1)	261,458	11,849	6.06	252,447	11,573	6.13
Total investment securities	938,245	37,670	5.37	927,585	33,985	4.90
Federal funds sold and deposits in banks	67,548	2,553	5.05	67,181	2,507	4.99
Loans (1) (2)	2,070,931	107,708	6.95	2,007,650	100,333	6.68
Total earning assets	3,076,724	147,931	6.43	3,002,416	136,825	6.09
Noninterest-earning assets	221,173			209,946
Total assets	$3,297,897			$3,212,362

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,385,133	37,212	3.59	$1,264,577	27,061	2.86
Time	806,638	28,670	4.75	841,242	26,341	4.19
Total interest-bearing deposits	2,191,771	65,882	4.02	2,105,819	53,402	3.39
Borrowed funds	458,523	16,690	4.87	445,688	15,517	4.65
Total interest bearing liabilities	2,650,294	82,572	4.17	2,551,507	68,919	3.61
Noninterest-bearing liabilities:
Demand deposits	311,491			338,709
Other liabilities	43,915			42,918
Total noninterest-bearing liabilities	355,406			381,627
Total liabilities	3,005,700			2,933,134
Shareholders' equity	292,197			279,228
Total liabilities and shareholders' equity	$3,297,897			$3,212,362
Net interest spread			2.26			2.48
Effect of noninterest-bearing sources			0.58			0.54
Net interest income/margin on earning assets		$65,359	2.84%		$67,906	3.02%

Less tax equivalent adjustment		4,503			4,545
Net interest income		$60,856			$63,361

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis, net of deductions (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the third quarter of 2007 increased $3.0 million, or 6.4% over the same period in 2006. This increase was primarily due to higher average rates earned on loans and investment securities of 22 basis points and 49 basis points, respectively, as well as increases in average loans of $63.4 million, or 3.1%. The growth in average loans during 2007 was mainly attributable to higher levels of new commercial and industrial originations and real estate loan originations, including both construction and consumer, partially offset by a lower level of real estate refinancing loans due to the higher interest rate environment. Interest expense increased $2.8 million or 11.1% during the third quarter of 2007 versus the comparable period in 2006 mainly attributed to higher deposit rates as well as an increase in average borrowings of $92.2 million, or 22.5%. The average rate paid on deposits during the third quarter of 2007 of 4.02% was 32 basis points higher compared to the same period in 2006 due to higher rates on most deposit products. Average interest-bearing deposits were down slightly by $19.0 million or 1.0%, due to reductions in time deposits and savings accounts offset by growth in interest-bearing checking and money market accounts. The Corporation has placed more emphasis on lower rate deposit products in an effort to improve the net interest margin. The increase in average borrowings was mainly due to a higher level of long-term securities sold under agreement and overnight borrowings offset in part by long-term Federal Home Loan Bank maturities.

Net Interest Margin

The net interest margin for the third and second quarters of 2007 was 2.88% and 2.82%, respectively, compared to 2.89% for the third quarter of 2006. Customer deposit costs have continued to outpace yield increases in loans and investments, resulting in a lower net interest margin compared to the third quarter of 2006, partially offset by an increase in loan prepayment penalties during the third quarter of 2007.

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

At September 30, 2007, the Corporation had cash flow hedges in the form of interest rate swaps with a notional amount of $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges with a notional amount of $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $73,000 and $134,000 for the three months ended September 30, 2007 and 2006, respectively and $325,000 and $311,000 of net interest income for the nine months ended September 30, 2007 and 2006, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Corporation amortized into net interest income $46,000 for the third quarter of 2006 and $136,000 for the nine months ended September 30, 2006 related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At September 30, 2007, the Corporation had fair value hedges in the form of interest rate swaps with a notional amount of $3.9 million. For these swaps the Corporation recognized net interest income of $17,000 and $63,000 for the three and nine months ended September 30, 2007, respectively (which includes $17,000 and $55,000 for the respective periods related to two terminated swaps with notional amounts totaling $3.9 million that were terminated during 2007) and no impact to earnings for the first nine months of 2006. At September 30, 2007, the Corporation had swap agreements with a positive fair value of 68,000 and with a negative fair value of $234,000. At December 31, 2006, the Corporation had swap agreements with a positive fair value of $545,000 and with a negative fair value of $21,000. There was no hedge ineffectiveness recognized during the first nine months of 2007 and no hedge ineffectiveness was recognized during the first nine months of 2006.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate now deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $361 for the nine months ended September 30, 2007. At September 30, 2007, these caps, designated as cash flow hedges, had a positive fair value of $4,000 with no impact to earnings for the first nine months of 2007. The caps mature in March 2009.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the September 30, 2007 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates increase or decrease 100 or 200 basis points.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of September 30, 2007. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	Of Equity	Change	Percent Change

+300 Basis Points	$385,843	$(95,415)	-19.83%	+/-35%
+200 Basis Points	418,445	(62,813)	-13.05%	+/- 25
+100 Basis Points	451,359	(29,899)	-6.21%	+/- 15
Flat Rate	481,258	-	0.00%
-100 Basis Points	487,681	6,423	1.33%	+/- 15
-200 Basis Points	474,521	(6,737)	-1.40%	+/- 25
-300 Basis Points	460,311	(20,947)	-4.35%	+/- 35

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

The loan loss provision increased $1.6 million and $3.1 million during the three and nine-month periods ending September 30, 2007, respectively, compared to the same periods in 2006 as a result of decreased quality of the loan portfolio and charge-offs during 2007. Net loans charged-off increased $3.0 million for the first nine months of 2007 compared to the same period in 2006 principally from charge-offs related to real estate construction loans for one borrower which were disposed of subsequent to September 30, 2007 through a sale of the collateral.

The profile of our customer base has remained relatively constant and we believe that the current deterioration in credit quality has been caused by the economic pressures being felt by our borrowers. We have experienced a similar decline in the past and expect that we could experience a similar decline in future economic cycles.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006

Average loans	$2,070,931	$2,007,650

Allowance, beginning of period	21,154	19,865
Loans charged off:
Real estate	2,987	483
Commercial and industrial	819	469
Consumer	1,178	1,253
Lease financing	51	18
Total loans charged off	5,035	2,223
Recoveries:
Real estate	67	114
Commercial and industrial	136	48
Consumer	207	412
Lease financing	18	87
Total recoveries	428	661
Net loans charged off	4,607	1,562
Provision for loan losses	6,075	3,000
Allowance, end of period	$22,622	$21,303
Ratio of net charge offs to average
loans outstanding (annualized)	0.30%	0.10%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

The factors affecting the allocation of the allowance during the nine-month period ended September 30, 2007 were changes in credit quality resulting from increases in criticized real estate construction loans. The allocation of the allowance for real estate loans at September 30, 2007 increased $1.4 million from December 31, 2006 primarily due to an increase in criticized real estate construction loans for one borrower totaling $8.5 million. The loan is part of a syndicated credit for a local borrower that has been negatively affected by a decline in home sales. There were no material changes in the allocation of the allowance for commercial and industrial loans, consumer loans and lease financing at September 30, 2007 compared to December 31, 2006. There were no significant changes in the estimation methods and assumptions including environmental factors, loan concentrations or terms that impacted the allowance during the first nine months of 2007. The interest rate environment as well as weakening in the commercial real estate market has moderately increased our allowance allocation in concert with the historical trends. It is expected that the negative trends in the real estate industry will continue to affect credit quality for the remainder of 2007 and into 2008. The growth in the loan portfolio and the change in the mix will result in an adjustment to the amount of the allowance allocated to each category based upon historical loss trends and other factors.

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	September 30, 2007		December 31, 2006
		Percent of		Percent of
(Dollars in thousands)	Amount	Allowance	Amount	Allowance

Real estate	$9,298	41%	$7,918	38%
Commercial
and industrial	9,227	41%	9,119	43%
Consumer	4,060	18%	4,041	19%
Lease financing	37	-%	76	-%
Total	$22,622	100%	$21,154	100%

Nonperforming Assets

Nonperforming assets (including nonaccruing loans, net assets in foreclosure and loans past due 90 days or more past due) were 0.46% of total assets at September 30, 2007, compared to .054% at December 31, 2006, and 0.39% at September 30, 2006. The decrease in nonperforming assets at September 30, 2007, in relation to December 31, 2006, of $2.0 million was mainly due to a lower level of commercial real estate loans 90 days past due. The increase of nonperforming assets in relation to September 30, 2006 of $2.5 million was largely due to a higher level of residential mortgage loans and commercial and industrial loans on nonaccrual of interest partially offset by a lower level of loans 90 days past due in all loan categories. The expectation of continued economic pressures resulting in deterioration of credit quality has caused us to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

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

Table 6—Nonperforming Assets

(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006

Nonaccrual loans	$14,507	$15,201	$10,806
Loans 90 days or more past due	1,119	2,444	2,262
Total nonperforming loans	15,626	17,645	13,068
Net assets in foreclosure	28	–	87
Total nonperforming assets	$15,654	$17,645	$13,155

Allowance for loan losses to nonperforming loans	144.8%	119.9%	163.0%
Nonperforming loans to total net loans	0.75%	0.87%	0.65%
Allowance for loan and lease losses to total loans	1.08%	1.03%	1.05%
Nonperforming assets to total assets	0.46%	0.54%	0.39%

Locally located real estate, most with acceptable loan to value ratios, secures many of the nonperforming loans.

The following table presents information concerning impaired loans. Impaired loans are loans for which it is probable that all principal and interest will not be collected according to the contractual terms of the loan agreement. Impaired loans are included in the nonaccrual loan total. Impaired loans increased $1.7 million at September 30, 2007 from December 31, 2006 mostly due to residential mortgage loans.

Table 7—Impaired Loans

(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006

Impaired Loans	$5,604	$3,946	$3,260

Average year-to-date impaired loans	$7,613	$3,222	$3,027

Impaired loans with specific loss allowances	$5,604	$3,946	$3,260

Loss allowances reserved on impaired loans	$1,320	$678	$483

Year-to-date income recognized on impaired loans	$31	$60	$50

The Bank’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income of $9.8 million for the third quarter of 2007 reflects an increase of $1.5 million or 17.8% from the third quarter of 2006. Wealth management income rose $1.2 million or 34.2% during the third quarter of 2007 over the comparable quarter in 2006, primarily driven by a higher level of life insurance and advisory business at Cornerstone as well as growth in trust assets. Major revenue component sources of wealth management income include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. The Bank also experienced an increase in deposit service charges of $368,000 during the third quarter of 2007 over the prior year comparable period mainly from return check and overdraft fees. For the nine-month period ended September 30, 2007, noninterest income was $29.2 million, an increase of $2.0 million or 7.5% over the same period in 2006. This increase was primarily due to the previously aforementioned increases in wealth management income and service charges on deposits with year-to-date increases of $2.3 million and $812,000, respectively, partially offset by the $1.4 million pre-tax gain on the sale of the credit card portfolio during 2006. In addition, gains on sales of investment securities for the nine months ended September 30, 2007 were $475,000. The net security gains were primarily the result of the sale of mortgage-backed securities and municipal bonds. During the comparable period in 2006, there were no investment securities gains recognized.

Noninterest Expense

Noninterest expense of $18.9 million for the third quarter of 2007 increased $1.3 million or 7.4% from the third quarter of 2006 and increased $5.4 million or 10.3% for the nine months ended September 30, 2007, over the comparable period in 2006. Salaries and benefits expense rose $248,000 during the third quarter of 2007 and $2.9 million during the first nine months of 2007 from the comparable periods in 2006, primarily due to higher staffing levels resulting from new branch openings, increased incentives associated with higher wealth management revenue and higher cost of medical benefits partially offset by non-recurring compensation and severance charges mainly related to the former Chief Executive Officer’s contract during 2006. Occupancy expense increased $352,000 and $687,000 for the three and nine months ended September 30, 2007 over the same periods in 2006 mostly due to several new office locations including the new operations center building in Harleysville and three new branch openings along with additional increases in rent. During the second quarter of 2007, the Corporation placed the newly constructed operations building located in Harleysville into service. Depreciation expense for the three and nine-month periods ending September 30, 2007 related to the operations building was approximately $104,000 and $186,000, respectively with total depreciation expense for 2007 currently estimated at approximately $290,000. The remaining estimated contract billings and allocation among asset categories may alter this projected number. Other expense increased $716,000 and $1.6 million for the three and nine months ended September 30, 2007, respectively over the comparable periods in 2006, mainly as a result of increased computer software costs and professional and consulting expenses as well as lower deferred loan origination costs resulting from lower loan volume.

Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2007 were 22.1% and 22.0%, respectively, versus the applicable federal statutory rate of 35%. The effective income tax rates for the three and nine months ended September 30, 2006 were 24.3% and 25.6%, respectively. The Corporation’s effective rates during 2007 and 2006 were lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The effective rate for the first nine months of 2007 was lower than the same period in 2006 primarily due to the lower level of net income during the first nine months of 2007.

Balance Sheet Analysis

Total assets at September 30, 2007 of $3.4 billion increased $130.7 million compared to December 31, 2006 with loan growth of $48.4 million, or 2.4%, an increase in cash and investments of $71.4 million and an increase in premises and equipment of $6.6 million. The growth in loans took place primarily in the real estate portfolio. The increase in premises and equipment resulted mainly from several new office locations including the new operations center building in Harleysville and three new branch openings. The balance of investment securities available for sale at September 30, 2007 of $870.3 million increased $17.2 million compared to December 31, 2006 primarily as a result of net additional purchases of mortgage-backed securities. The increase in goodwill of $1.1 million was related to the selected asset purchase of McPherson during the first quarter of 2007 and allocated to the Wealth Management segment.

Total deposits of $2.54 billion at September 30, 2007 increased $27.5 million, or 1.1% from $2.52 billion at December 31, 2006. Growth in money market accounts of $64.5 million and time deposits of $53.3 million was partially offset by reductions in interest-bearing checking accounts of $45.3 million and savings accounts of $26.5 million.

Total borrowings increased $112.7 million to $502.2 million at September 30, 2007 from $389.5 million at December 31, 2006. The increase was the mainly the result of advances of $105.0 million in long-term securities sold under agreements to repurchase at attractive market yields to help fund the loan and investment portfolio growth partially offset by $35.0 million in net maturities of long-term Federal Home Loan Bank borrowings. In addition, the Corporation issued $23.2 million of fixed/floating rate trust preferred subordinated debentures during the third quarter of 2007. The proceeds are to be used for general corporate purposes including funding of the East Penn Financial Corporation acquisition expected to close in the fourth quarter of 2007.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending September 30, 2007 was $294.4 million, remaining level with the capital balance at December 31, 2006. Increases in capital from the retention of the Corporation’s earnings were offset by cash dividends paid to shareholders as well as an increase in the accumulated other comprehensive loss related to investment securities. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital
(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of September 30, 2007	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$348,156	13.04%	$213,578	8.00%	$266,973	-
Harleysville National Bank	284,066	10.70%	212,467	8.00%	265,584	10%
Tier 1 Capital (to risk weighted assets):
Corporation	325,434	12.19%	106,789	4.00%	160,184	-
Harleysville National Bank	261,344	9.84%	106,233	4.00%	159,350	6%
Tier 1 Capital (to average assets):
Corporation	325,434	9.98%	130,412	4.00%	163,014	-
Harleysville National Bank	261,344	8.10%	128,982	4.00%	161,227	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2006	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$323,622	12.58%	$205,814	8.00%	$257,268	-
Harleysville National Bank	279,513	10.93%	204,529	8.00%	255,661	10%
Tier 1 Capital (to risk weighted assets):
Corporation	302,368	11.75%	102,907	4.00%	154,361	-
Harleysville National Bank	258,259	10.10%	102,264	4.00%	153,397	6%
Tier 1 Capital (to average assets):
Corporation	302,368	9.36%	129,242	4.00%	161,553	-
Harleysville National Bank	258,259	8.08%	127,877	4.00%	159,846	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is generally common stockholder’s equity and retained earnings adjusted to exclude disallowed goodwill and identifiable intangibles as well as the inclusion of qualifying trust preferred securities. Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 2007, the Corporation’s Tier 1 risk-adjusted capital ratio was 12.19%, and the total risk-adjusted capital ratio was 13.04%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at September 30, 2007. The higher risk-based capital ratios of the Corporation at September 30, 2007 compared to December 31, 2006 were primarily attributable to the increase in Tier 1 capital from the issuance of $23.2 million of trust preferred subordinated debentures during the third quarter of 2007.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. Banking organizations are expected to have ratios from 4% to 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 9.98% at September 30, 2007 and 9.36% at December 31, 2006. The higher leverage ratio of the Corporation at September 30, 2007 was mainly due to the increase in Tier 1 capital from the issuance of $23.2 million of trust preferred subordinated debentures during the third quarter of 2007.

The year-to-date September 30, 2007 cash dividend per share of $.60 was 9.1% higher than the cash dividend for the same period in 2006 of $.55. The proportion of net income paid out in dividends for the first nine months of 2007 was 85.0%, compared to 61.2% for the same period in 2006, the increase mainly resulting from lower net income during the first nine months of 2007. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first nine months of 2007.

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

The resulting projections as of September 30, 2007 show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. A source of external liquidity is an available line of credit with the FHLB. As of September 30, 2007, the Bank had borrowings outstanding with the FHLB of $204.8 million, all of which were long-term and pledged investment securities available for sale of $718.9 million and held to maturity of $58.8 million. At September 30, 2007, the Bank had unused lines of credit at the FHLB of $208.5 million and unused federal funds lines of credit of $195.0 million. In addition, the Corporation’s funding sources include investment and loan portfolio cash flows, fed funds sold and short-term investments, as well as access to the brokered certificate of deposit market and repurchase agreement borrowings. The Corporation could also increase its liquidity through its pricing on certificates of deposit products. The Corporation believes it has adequate funding sources to maintain sufficient liquidity under varying business conditions.

There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way, although a significant portion of the Corporation’s time deposits mature within the next twelve months. In the event that additional funds are required, the Corporation believes its short-term liquidity is adequate as outlined above.

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

Branching

During the second quarter of 2007, the Corporation opened new branches in Warminster, Bucks County and East Norriton, Montgomery County. The Corporation relocated its Blue Bell office in Montgomery County during July 2007. In addition, the Bank plans to add retail branches in Warrington, Bucks County, Conshohocken and Flourtown, Montgomery County and Whitehall, Lehigh County in 2008. These plans are subject to change as management continues to evaluate its market and its business needs. The Corporation continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

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

No material changes in market risk strategy occurred during the third quarter of 2007. The Corporation continues to experience a challenging interest rate environment which has impacted our interest rate sensitivity exposure. A detailed discussion of market risk is provided on pages 23 and 24 of this Form 10-Q.

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

(ii)  Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchase activity of the Corporation’s stock repurchase programs during the third quarter of 2007 (all share information has been restated retroactively for the effect of stock dividends and splits).  The repurchased shares will be used for general corporate purposes.

	Total Number of Common Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares that may yet be Purchased under the Plans(1)

July 1-31, 2007	35,000	$14.46	35,000	751,761
August 1-31, 2007	15,000	15.34	15,000	736,761
September 1-30, 2007	5,000	15.56	5,000	731,761
Total	55,000	$14.80	55,000

(1)
On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (restated for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9%, of its outstanding common stock.

Item 3.                 Defaults Upon Senior Securities

Not applicable

Item 4.                 Submission of Matters to a Vote of Security Holders

None to report.

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

                                                                                           HARLEYSVILLE NATIONAL CORPORATION

Date:  November 8, 2007    /s/ Paul D. Geraghty
                                                 Paul D. Geraghty, President, Chief Executive Officer and
                                                 Director
                                                (Principal executive officer)

Date:  November 8, 2007          /s/ George S. Rapp
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

(2.3)
Merger Agreement, dated as of May 15, 2007, by and among Harleysville National Corporation, East Penn Financial Corporation, East Penn Bank and HNC-EPF, LLC, as amended. (Incorporated by reference to Annex A of the Corporation’s Registration Statement No. 333-145820 on Form S-4/A, filed with the Commission on September 27, 2007. The schedules and exhibits to the Merger Agreement are listed at the end of the Merger Agreement but have been omitted from the Annex to Form S-4. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)

(3.1)
Harleysville National Corporation Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(3.2)
Harleysville National Corporation Amended and Restated By-laws.  (Incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K/A, filed with the Commission on August 16, 2007.)

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

(10.32)
Employment Agreement dated July 12, 2007 between Paul D. Geraghty, President and Chief Executive Officer of the Corporation and Harleysville Management Services, LLC* (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2007.)

(10.33)
Amended and Restated Declaration of Trust for HNC Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Depositor, and the Administrators named therein, dated as of August 22, 2007, filed herewith.

(10.34)
Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of August 22, 2007, filed herewith.

(10.35)	Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of August 22, 2007, filed herewith.
(11)	Computation of Earnings per Common Share, incorporated by reference to Note 7 of the Consolidated Financial Statements of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

* Management contract or compensatory plan arrangement.

** Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

*** Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.