Form 10-K
period 2007-12-31
HARLEYSVILLE NATIONAL CORP
filed 2008-03-14
CIK 702902

2007 ANNUAL REPORT
ON FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-15237

Harleysville National Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2210237
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

483 Main Street,
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 256-8851

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $412,935,659 based on the June 30, 2007 closing price of the Registrant’s Common Stock of $16.12 per share.

     As of March 5, 2008, there were 31,353,724 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2008 are incorporated by reference into Part III, Items 10-14 of this report.

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

     Since commencing operations, the Corporation’s business has consisted primarily of providing financial services through its subsidiaries and has acquired eight financial institutions since 1991 including the recent acquisition of East Penn Financial Corporation (East Penn Financial) and its banking subsidiary, East Penn Bank in November 2007. Additionally, the Corporation completed the acquisition of the Cornerstone Companies (registered investment advisors) in January 2006. The Corporation is also the parent holding company of HNC Financial Company and HNC Reinsurance Company. HNC Financial Company was incorporated on March 17, 1997 as a Delaware Corporation and its principal business function is to expand the investment opportunities of the Corporation. HNC Reinsurance Company was incorporated on March 30, 2001 as an Arizona Corporation and reinsures consumer loan credit life and accident and health insurance.

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

     The Bank provides a full range of banking services including loans and deposits, investment management and trust and investment advisory services to individual and corporate customers located primarily in eastern Pennsylvania. The Bank engages in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal investment and trust services. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. As of December 31, 2007, the Bank had 55 branch offices located in Montgomery, Bucks, Chester, Berks, Carbon, Lehigh, Monroe, and Northampton counties, Pennsylvania.

     The Bank has maintained a stable base of core deposits and is a leading community bank in its service areas. The Bank believes it has gained its position as a result of a customer-oriented philosophy and a strong commitment to service. Senior management has made the development of a sales orientation throughout the Bank one of their highest priorities and emphasizes this objective with extensive training and sales incentive programs. The Bank maintains close contact with the local business community to monitor commercial lending needs and believes it responds to customer requests quickly and with flexibility.

     The Bank opened new branches in Warminster, Bucks County and East Norriton, Montgomery County and relocated its Blue Bell office in Montgomery County during 2007. The Bank plans to add new retail branches in Warrington, Bucks County, Conshohocken and Flourtown, Montgomery County and Whitehall, Lehigh County in 2008. The Bank continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

Acquisitions

     Effective November 16, 2007, the Corporation completed its acquisition of East Penn Financial and its subsidiary, East Penn Bank. On the acquisition date, East Penn Financial had approximately $451.1 million in assets, $337.7 million in loans and $382.7 million in deposits. Headquartered and founded in Emmaus, PA in 1990, East Penn Bank, had nine banking offices located in Lehigh, Northampton and Berks Counties. The acquisition expands the branch network the Corporation has in the Lehigh Valley and its opportunity to provide East Penn customers with a broader mix of products and services.

     On March 1, 2007, the Cornerstone Companies, a subsidiary of the Bank, completed a selected asset purchase of McPherson Enterprises and related entities (McPherson), registered investment advisors specializing in estate and succession planning and life insurance for high-net-worth construction and aggregate business owners and families throughout the United States. McPherson became a part of the Cornerstone Companies, a component of the Bank’s Millennium Wealth Management division. The acquisition was part of the Corporation’s plan to continue to build its fee-based services businesses. The consideration for the transaction was $1.5 million in cash.

     Effective January 1, 2006, the Bank completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm serves clients throughout Pennsylvania and other mid-Atlantic states. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2007 and 2006, the minimum operating results were met resulting in earn-out payments totaling $2.2 million which were recorded as additional goodwill. At December 31, 2007, the remaining maximum payout is $4.8 million through 2010.

Dispositions

     The Corporation completed a sale-leaseback transaction involving fifteen bank properties as well as a separate sale of office space during the fourth quarter of 2007. The Corporation received net proceeds of $39.7 million and recorded a pre-tax gain of $2.8 million. The remaining gain of $ 17.1 million will be deferred and amortized through a reduction of occupancy expense over the term of the leases.

     The Corporation has two reportable operating segments: Community Banking and Wealth Management (including the Cornerstone Companies acquired in January 2006) as well as certain other non-reportable segments. As of December 31, 2007, the Wealth Management segment had assets under management of $3.2 billion. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises report information about operating segments. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Corporation’s chief operating decision-maker is the President and Chief Executive Officer. For more detailed financial information pertaining to operating segments, see Item 8— Note 17 of the Consolidated Financial Statements which is herein incorporated by reference.

     As of December 31, 2007, the Corporation had total assets of $3.9 billion, total shareholders’ equity of $339.3 million and total deposits of $3.0 billion.

     As of December 31, 2007, the Corporation and the Bank employed approximately 820 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition

     The Bank competes actively with other eastern Pennsylvania financial institutions, many larger than the Bank, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. The Bank is generally competitive with all competing institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. At December 31, 2007, the Bank’s legal lending limit to a single customer was $46.9 million. Many of the institutions with which the Bank competes are able to lend significantly more than this amount to a single customer.

Concentrations/Seasonality

     The Corporation and its subsidiaries do not have any portion of their businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on the Corporation’s business. No substantial portion of investments is concentrated within a single industry or group of related industries. The Corporation had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2007. The businesses of the Corporation and its subsidiaries are not typically seasonal in nature.

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

Supervision and Regulation—Bank

     The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve and to banks whose deposits are insured by the FDIC. The Bank’s operations are also subject to regulations of the OCC, the Securities and Exchange Commission (SEC), the Federal Reserve and the FDIC. The primary supervisory authority of the Bank is the OCC, who regularly examines the Bank. The OCC has authority to prevent a national bank from engaging in unsafe or unsound practices in conducting its business.

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

Capital Requirements / FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires that institutions be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these guidelines, the Bank was considered well capitalized as of December 31, 2007.

Under a
	Total	Tier 1			Capital
	Risk	Risk	Tier 1		Order
	Based	Based	Leverage		or
	Ratio	Ratio	Ratio		Directive
Capital category
Well capitalized	≤10.0%	≥6.0%	≥5.0%		NO
Adequately capitalized	≥8.0%	≥4.0%	≥4.0	%(1)
Undercapitalized	<8.0%	<4.0%	<4.0	%(1)
Significantly undercapitalized	<6.0%	<3.0%	<3.0%
Critically undercapitalized	Tangible equity capital ratio that is ≤2%
____________________

(1)	3.0 for those banks having the highest available regulatory rating.

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

     Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards developed by Federal Reserve Board regulations. As required by FDICIA, the regulators have adopted guidelines prescribing safety and soundness standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.

     Annual full-scope, on site regulatory examinations are required for all FDIC-insured institutions except institutions with assets under $500 million that meet certain other criteria may qualify for an 18 month on site examination cycle. Banks with total assets of $500 million or more are required to have an annual audit of their consolidated financial statements in accordance with generally accepted auditing standards by an independent public accountant. The independent accountants of banks with total assets of $1 billion or more are required to attest to the accuracy of management’s report regarding the internal controls of the bank. In addition, such banks also are required to have an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank’s supervising government banking agencies.

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

Deposit Insurance and Premiums

     The Bank’s deposits are insured by the Deposit Insurance Fund (DIF) which is administered by the FDIC. The basic insurance limit is $100,000 per depositor per insured institution. Certain retirement accounts, such as Individual Retirement Accounts are insured up to $250,000 per depositor per insured institution. The FDIC is authorized to consider inflation adjustments to increase the insurance limits for all deposit accounts every five years, beginning in 2010. The insurance is backed by the full faith and credit of the United States government.

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

     During 2006, deposit insurance premiums were assessed based both on the balance of insured deposits held as well as the degree of risk the institution poses to the insurance fund with a designated minimum reserve ratio of 1.25% of estimated insured deposits or such higher reserve ratio as established by the FDIC. The Bank was classified in the strongest risk category, therefore, had a 0.00% assessment rate in 2006.

     On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Deposit Insurance Reform Act of 2005, which more closely ties each bank's deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC evaluates each institution's risk based on three primary factors -- supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them and places the institution into one of four risk categories. The new rates range from 5 to 43 basis points. The new assessment rates took effect at the beginning of 2007. However, the Deposit Insurance Reform Act of 2005 provided credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves, as a result of which a majority of banks had assessment credits to initially offset all of their premiums in 2007. The Bank was classified in the strongest risk category for 2007 and its assessment rate for 2007 was approximately 5.4 basis points, or $1.1 million. The Bank did not pay any premiums during 2007 since its one-time assessment credit of $1.4 million was available to offset the initial assessment in 2007. As of December 31, 2007, the remaining assessment credit available to offset future deposit insurance assessments was $343,000.

     In addition, all insured institutions are required to pay a Financing Corporation (FICO) assessment. FICO is a government agency-sponsored entity that was formed to borrow money necessary to carry out the closing and disposition of failed thrift institutions in the 1980’s. The annual FICO rate for all insured institutions as of December 31, 2007 was 1.14 basis points. These assessments are revised quarterly and will continue until the bonds mature in the year 2019. The Bank paid FICO premiums of $308,000 in 2007.

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

Supervision and Regulation - Cornerstone Companies

     The Cornerstone Companies (Cornerstone Financial Consultants, Ltd. (CFC), Cornerstone Institutional Investors, Inc. (CII) and Cornerstone Advisors Asset Management, Inc. (CAAM)) are subject to regulation by a number of federal regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. The Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions. Much of the regulation of CII, as a registered broker-dealer, however, has been delegated to self-regulatory organizations (SROs), principally FINRA (Financial Industry Regulatory Authority, formerly known as the NASD), its subsidiaries and the national securities exchanges. These SROs, which are subject to oversight by the SEC, adopt rules (which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers.

     CII, CFC and CAAM are registered investment advisers with the SEC and are subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations, as well as certain state securities laws and regulations. These requirements relate to limitations on the ability of an investment adviser to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. CII, as a broker-dealer registered with the SEC and as a member firm of FINRA, is subject to capital requirements of the SEC and the FINRA. These capital requirements specify minimum levels of capital that CII is required to maintain and also limit the amount of leverage that it is able to obtain in its respective business.

     In the event of non-compliance with an applicable regulation, governmental regulators and FINRA, if concerning CII, may institute administrative or judicial proceedings that may result in censure, fine, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders on the Cornerstone Companies could have a material adverse effect on the Cornerstone Companies’ (and therefore the Corporation’s) operating results and financial condition.

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

This causes the net interest rate spread to compress and negatively impacts the Bank’s profitability. The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. Continued aggressive pricing by competitors for loans and deposits may adversely affect the Corporation’s profitability.

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

     The Corporation maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Corporation’s results of operations in the future. If economic conditions weaken in the geographic region served by the Corporation, the allowance may not be sufficient to cover actual loan losses, which could adversely affect our profitability.

The Corporation’s ability to pay dividends is subject to limitations.

     The Corporation is a bank holding company and its operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of the Corporation’s assets are held by its direct and indirect subsidiaries.

     The Corporation’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries. Its principal banking subsidiary, Harleysville National Bank, is its primary source of dividends. Dividend payments from its banking subsidiaries are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that the Corporation’s subsidiaries will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future. The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

Future acquisitions by the Corporation could dilute shareholder ownership of the Corporation and may cause the Corporation to become more susceptible to adverse economic events.

     The Corporation has acquired other companies with its common stock in the past and may acquire or make investments in banks and other complementary businesses in the future. The Corporation may issue shares of its common stock in connection with these potential acquisitions and other investments, which would dilute shareholder ownership interest in the Corporation in the event that shareholders receive consideration in the form of the Corporation’s common stock. While there is no assurance that these transactions will occur, or that they will occur on terms favorable to the Corporation, future business acquisitions could be material to the Corporation, and the degree of success achieved in acquiring and integrating these businesses into the Corporation could have a material effect on the value of Corporation’s common stock. In addition, any such acquisition could require the Corporation to expend substantial cash or other liquid assets or to incur debt, which could cause the Corporation to become more susceptible to economic downturns and competitive pressures.

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

     The Corporation and the Bank are subject to extensive regulation, supervision and examination by certain state and federal agencies including the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits, the Board of Governors of the Federal Reserve System, as regulator of the holding company and the Office of the Comptroller of Currency. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily to ensure the safety and soundness of financial institutions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on the Bank’s and the Corporation’s operations. There are also several federal and state statutes which regulate the obligation and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of a loan issued by the bank.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     The principal executive offices of the Corporation and of the Bank are located in Harleysville, Pennsylvania in two, two-story office buildings leased by the Bank, one built in 1929 and the other in 2007. The Bank owns the buildings in which twenty-two of its branches are located (three branches to be opened during 2008) and leases space for the other thirty-seven branches (one branch to be opened during 2008) from unaffiliated third parties under leases expiring at various times through 2036. The Bank leases office space for commercial business development in Blue Bell and Towamencin, Pennsylvania. The Cornerstone Companies lease office space in Bethlehem and Allentown, Pennsylvania. (1) HNC Financial Company leases an office in Wilmington, Delaware. HNC Reinsurance Company leases an office in Phoenix, Arizona.

Office	Office Location	Owned/Leased
Harleysville Campus	483 Main Street, Harleysville, PA	Leased
Harleysville-Meadowbrook	278 Main Street, Harleysville, PA	Owned(2)
Skippack	3893 Skippack Pike, Skippack, PA	Leased
Limerick	260 West Ridge Pike, Limerick, PA	Leased
North Wales	1498 North Wales Road, North Wales, PA	Leased
Gilbertsville	1050 East Philadelphia Avenue, Gilbertsville, PA	Leased
Hatfield	1632 Cowpath Road, Hatfield, PA	Leased
Lansdale-North Broad	1804 North Broad Street, Lansdale, PA	Leased
Lansdale-Marketplace	1551 Valley Forge Road, Lansdale, PA	Owned(2)
Normandy Farms	Morris Road & Route 202, Blue Bell, PA	Leased
Horsham	955 Horsham Road, Horsham, PA	Leased
Meadowood	3205 Skippack Pike, Worcester, PA	Leased
Collegeville	364 East Main Street, Collegeville, PA	Owned
Sellersville	209 North Main Street, Sellersville, PA	Leased
Trainers Corner	120 North West End Boulevard, Quakertown, PA	Leased
Quakertown Main	224 West Broad Street, Quakertown, PA	Owned
Spring House(1)	1017 North Bethlehem Pike, Spring House, PA	Leased
Red Hill	400 Main Street, Red Hill, PA	Leased
Doylestown	500 East Farm Lane, Doylestown, PA	Owned(2)
Audubon	2624 Egypt Road, Norristown, PA	Owned(2)
Chalfont	251 West Butler Avenue, Chalfont, PA	Leased
Royersford	440 W. Linfield-Trappe Road, Royersford, PA	Owned(2)
Souderton	702 Route 113, Souderton, PA	Owned(2)
Foulkeways	1120 Meetinghouse Road, Gwynedd, PA	Leased
Malvern(1)	30 Valley Stream Parkway, Malvern, PA	Leased
Blue Bell	20 West Skippack Pike, Ambler PA	Owned(2)
Wyomissing(1)	2800 State Hill Road, Wyomissing, PA	Leased
Lansford	13-15 West Ridge Street, Lansford, PA	Leased
Summit Hill	2 East Ludlow Street, Summit Hill, PA	Leased
Lehighton	904 Blakeslee Blvd, Lehighton, PA	Leased
Slatington	502 Main Street, Slatington, PA	Leased
Slatington Handi-Bank	701-705 Main Street, Slatington, PA	Leased
Lehigh Township	4421 Lehigh Drive, Walnutport, PA	Leased
Palmerton	372 Delaware Avenue, Palmerton, PA	Leased
Kresgeville	Route 209, Kresgeville, PA	Leased
Allentown	1602 Allen Street, Allenton, PA	Leased
Pottstown-Train Station	One Security Plaza, Pottstown, PA	Leased
Pottstown-East End	1450 East High Street, Pottstown, PA	Owned
Pottstown-North End	930 North Charlotte Street, Pottstown, PA	Leased
Pottstown Center	Rt. 100 and Shoemaker Road, Pottstown, PA	Owned(2)
Pottstown-Coventry	2 Glocker Way, Pottstown, PA	Owned(2)

Office	Office Location	Owned/Leased
Boyertown	Rt. 100 and Bause Road, Boyertown, PA	Leased
Douglassville	1191 West Ben Franklin Highway, Douglassville, PA	Leased
Dorneyville	3570 Hamilton Boulevard, Allentown, PA	Leased
Warminster	190 Veterans Way, Warminster, PA	Owned(2)
Peter Becker Community	815 Maplewood Drive, Harleysville, PA	Leased
Warrington(3)	Titus and Easton Roads, Warrington, PA	Owned(2)
East Norriton	450 East Germantown Pike, East Norriton, PA	Owned(2)
Conshohocken(3)	101 Ridge Pike, Conshohocken, PA	Owned(2)
Flourtown(3)	1851 Bethlehem Pike, Flourtown, PA	Leased
Cedar Crest	1251 S Cedar Crest Blvd, Allentown, PA	Leased
Mertztown	951 State Street, Mertztown, PA	Leased
Bethlehem	4510 Bath Pike, Bethlehem, PA	Leased
Macungie	201 W Main St, Macungie, PA	Owned(2)
Whitehall(3)	2985 MacArthur Rd, Whitehall, PA	Owned
Emmaus	731 Chestnut St, Emmaus, PA	Owned
Trexlertown	6890 Hamilton Blvd, Trexlertown, PA	Owned
Emmaus	502 State Ave, Emmaus, PA	Owned
Fogelsville	861 N Rt 100, Fogelsville, PA	Owned
Emmaus High School	500 Macungie Ave, Emmaus, PA	Leased
____________________

(1)	Locations include Millennium Wealth Management and Private Banking offices.

(2)	Branch buildings are owned by the Bank and the land is leased.

(3)	These branches are expected to open for business in 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of 2007 to a vote of holders of the Corporation’s Common Stock.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The following table sets forth high and low closing sales prices for the Corporation’s common stock and quarterly cash dividends paid per share for 2007 and 2006. The Corporation’s stock is traded under the symbol “HNBC” on the NASDAQ Global Select Market. All share information has been restated to reflect stock dividends and splits. For certain limitations on the Bank’s ability to pay dividends to the Corporation, see Item 1, “Supervision and Regulation—Bank” and Item 8, Note 20, “Notes to Consolidated Financial Statements—Regulatory Capital.”

     Price of Common Stock and Cash Dividends

			Cash dividends
2007	High Price	Low Price	per share
First Quarter	$20.25	$17.11	$0.20
Second Quarter	18.13	15.54	$0.20
Third Quarter	18.58	14.03	$0.20
Fourth Quarter	17.17	13.15	$0.20

			Cash dividends
2006	High Price	Low Price	per share
First Quarter(1)	$24.90	$18.65	$0.18
Second Quarter(1)	21.80	18.06	0.18
Third Quarter	20.87	18.82	0.19
Fourth Quarter	21.72	19.22	0.20
____________________

(1)	Adjusted for a five percent stock dividend effective September 15, 2006.

     At December 31, 2007, there were 4,172 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

     The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes.

     The following table provides information about purchases made by the Corporation of its common stock during the quarter ended December 31, 2007:

     Issuer Purchases of Common Stock

Maximum
			Total Number	Number of
			of Shares	Shares that may
		Weighted	Purchased as	yet be
	Total Number of	Average	Part of Publicly	Purchased
	Common Shares	Price Paid	Announced	under the
	Purchased	Per Share	Plans	Plans(1)
October 1-31, 2007	—	$ —	—	731,761
November 1-30, 2007	—	—	—	731,761
December 1-31, 2007	—	—	—	731,761
Total	—	—	—
____________________

(1)	On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (adjusted for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9%, of its outstanding common stock.

     Equity Compensation Plan Information

     The following table provides information about shares of the Corporation’s stock that may be issued under existing equity compensation plans as of December 31, 2007.

			Number Of Securities Remaining Available
	Number Of Securities To Be Issued	Weighted-Average Exercise Price	For Future Issuance Under Equity
	Upon Exercise Of Outstanding	Of Outstanding Options, Warrants	Compensation Plans, Excluding Securities
Plan Category	Options, Warrants And Rights	And Rights	Reflected In Column (A)
	(A) (#)	(B) ($)	(C)(#)
Equity Compensation Plans
Approved by Stockholders	1,113,499(1)	$15.74 per share	1,266,120

Equity Compensation Plans
Not Approved by	-0-(2)	-0-	22,824
Stockholders

TOTAL	1,113,499	$15.74 per share	1,288,944
____________________

(1)	Includes options issued under the Corporation’s 1993 and 1998 Stock Incentive Plans, 1998 Independent Director’s Stock Option Plan, 2004 Omnibus Stock Incentive Plan, options assumed pursuant to the merger & acquisition of Millennium Bank on April 30, 2004, and options assumed pursuant to the merger & acquisition of East Penn Financial Corporation on November 16, 2007.

(2)	On December 13, 1996, the Board of Directors authorized the registration of 70,354 shares of common stock for issuance under the Corporation’s Employee Stock Bonus Plan. On December 24, 1996, in celebration of the Corporation reaching $1 billion in total assets, 41,685 shares were issued to full and part-time employees of the Corporation’s subsidiaries. Annually, since 1996, a total of 5,845 shares in the aggregate, have been awarded under this Plan to employees in recognition of exemplary service during each calendar year. When awarded, the value of shares is based on the closing price of the Corporation’s common stock as of the close of business on the last business day of the most recently completed calendar quarter. Registered shares and available shares under the Plan reflect adjustment for stock dividends.

     Additional information on the Corporation’s equity compensation plans included under Item 8, Note 1, “Notes to Consolidated Financial Statements—Stock-Based Compensation and Note 14, “Stock-Based Compensation,” is incorporated herein by reference.

Shareholder Return Performance Graph

     A line graph comparing the yearly change in the cumulative total shareholder return on the Corporation’s common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stocks Index for the period of 5 fiscal years commencing January 1, 2003, and ending December 31, 2007, follows. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Comparison of Five – Year Cumulative Total Returns

Performance Graph for

HARLEYSVILLE NATIONAL CORP

14087	Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.	©Copyright 2008

Item 6. Selected Financial Data

	Year Ended December 31,
	2007(1)	2006(2)	2005	2004(3)	2003
	(Dollars in thousands, except per share information)
Income and expense
Interest income	$194,561	$178,941	$151,739	$127,729	$119,200
Interest expense	112,127	95,768	64,618	42,638	40,079
Net interest income	82,434	83,173	87,121	85,091	79,121
Provision for loan losses	10,550	4,200	3,401	2,555	3,200
Net interest income after provision
for loan losses	71,884	78,973	83,720	82,536	75,921
Noninterest income	43,338	45,348	29,990	28,158	27,638
Noninterest expense	81,355	70,830	62,479	59,561	59,529
Income before income tax expense	33,867	53,491	51,231	51,133	44,030
Income tax expense	7,272	14,076	12,403	12,566	8,697
Net income	$26,595	$39,415	$38,828	$38,567	$35,333

Per share information(4)
Basic earnings	$0.91	$1.36	$1.34	$1.35	$1.28
Diluted earnings	0.90	1.34	1.32	1.31	1.24
Cash dividends paid	0.80	0.75	0.72	0.65	0.57
Basic average common shares
outstanding	29,218,671	28,946,847	28,891,412	28,505,392	27,557,047
Diluted average common shares
outstanding	29,459,898	29,353,128	29,490,216	29,465,613	28,505,430

Average balance sheet
Loans	$2,123,170	$2,014,420	$1,900,023	$1,625,419	$1,354,127
Investments	944,464	925,635	903,063	941,910	950,225
Other interest-earning assets	72,087	79,670	51,740	41,064	28,782
Total assets	3,371,304	3,229,224	3,039,186	2,773,405	2,466,070
Deposits	2,557,546	2,469,514	2,259,831	2,094,998	1,927,899
Borrowed funds	471,296	434,938	456,599	372,141	270,325
Shareholders’ equity	298,393	281,847	272,974	251,963	216,846

Balance sheet at year-end
Loans	$2,460,823	$2,047,355	$1,985,493	$1,845,802	$1,408,391
Investments	982,915	911,889	901,208	943,563	924,874
Other interest-earning assets	135,473	62,975	37,455	56,291	38,551
Total assets	3,903,001	3,249,828	3,117,359	3,024,515	2,510,939
Deposits	2,985,058	2,516,855	2,365,457	2,212,563	1,979,081
Borrowed funds	508,285	389,495	439,168	488,182	255,056
Shareholders’ equity	339,310	294,751	273,232	270,532	227,053

Performance ratios
Return on average assets	0.79%	1.22%	1.28%	1.39%	1.43%
Return on average equity	8.91	13.98	14.22	15.31	16.29
Average equity to average
assets	8.85	8.73	8.98	9.08	8.79
Dividend payout ratio	88.82	55.26	53.41	48.16	44.06
____________________

(1)	The results of operations include the acquisition of the East Penn Financial effective November 16, 2007 and the sale lease-back of bank properties during the fourth quarter of 2007.

(2)	The results of operations include the acquisition of the Cornerstone Companies effective January 1, 2006 and the sale of the Bank’s Honesdale branch effective November 10, 2006.

(3)	The results of operations include the acquisition of Millennium Bank effective April 30, 2004

(4)	Adjusted for a five percent stock dividend effective September 15, 2006, September 15, 2005, September 15, 2004 and a five-for-four stock split effective September 15, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Harleysville National Corporation (the Corporation), and its wholly owned subsidiaries—Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. The information in Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Corporation’s consolidated financial statements and the accompanying footnotes under Item 8 and the Forward-Looking Statements on page 3 of this report on Form 10-K.

Critical Accounting Estimates

     The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States and general practices with the financial services industry. The Corporation’s significant accounting policies are described in Note 1 of the consolidated financial statements and are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. In applying accounting policies and preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Judgments and assumptions required by management, which have, or could have a material impact on the Corporation’s financial condition or results of operations are considered critical accounting estimates. The following is a summary of the policies the Corporation recognizes as involving critical accounting estimates: Allowance for Loan Loss, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, Unrealized Gains and Losses on Securities Available for Sale, and Deferred Taxes.

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

     Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and price/earnings multiple under the market approach. Management performed its annual review of goodwill and other identifiable intangibles at June 30, 2007 and determined there was no impairment of goodwill or other identifiable intangibles. No assurance can be given that future impairment tests will not result in a charge to earnings.

     Stock-based Compensation: The Corporation recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) adopted at January 1, 2006 under the modified prospective application method of transition. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Corporation utilizes the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. For grants subject to a market condition, the Corporation utilizes a Monte Carlo simulation to estimate the fair value and determine the derived service period. Compensation is recognized over the derived service period with any unrecognized compensation cost immediately recognized when the market condition is met. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with SFAS 123(R), the Corporation estimates the number of options for which the requisite service is expected to be rendered. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied.

     Unrealized Gains and Losses on Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings. Adverse changes in credit ratings would affect the estimated cash flows of the underlying collateral or issuer. The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of December 31, 2007 because the unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. The Corporation recognized an other-than temporary charge of $55,000 during the third quarter of 2007 as a result of an equity holding in a financial institution which was purchased by another institution at a lower than cost share price. In conjunction with the closing of the merger during the fourth quarter of 2007, the Corporation exchanged its equity holding in the financial institution for cash.

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

Financial Overview

     For the year ended December 31, 2007, the Corporation’s diluted earnings per share were $0.90 compared to $1.34 for 2006. Net income in 2007 was $26.6 million compared to $39.4 million in 2006. The year-to-date financial results include the impact on operations from the acquisition of the East Penn Financial Corporation effective November 16, 2007 and the related issuance of 2,432,771 shares of the Corporation common stock. The following is an overview of the key financial highlights for 2007:

     Consolidated total assets were $3.9 billion at December 31, 2007, an increase of 20.1% or $653.2 million over $3.2 billion in total assets reported at December 31, 2006. On November 16, 2007, the Corporation completed its acquisition of East Penn Financial and its subsidiary, East Penn Bank. At the acquisition date, East Penn Financial had approximately $451.1 million in assets, $337.7 million in loans and $382.7 million in deposits.

     The return on average shareholders’ equity was 8.91% in 2007 compared to 13.98% in 2006. The return on average assets was 0.79% in 2007 compared to 1.22% in 2006. The decrease in these ratios during 2007 was primarily the result of lower net income.

     Loans increased $413.5 million and deposits increased $468.2 million. Adjusted for the East Penn Financial acquisition, organic loan growth was approximately $81.9 million or 4.0% and deposit growth was approximately $63.5 million or 2.5%.

     Net interest income on a tax-equivalent basis decreased $698,000, or .8%, for the year ending December 31, 2007, over the prior year. The net interest margin for 2007 was 2.82% compared to 2.95% for 2006. The decline in the net interest margin was mainly attributable to the increased customer deposit costs which outpaced yield increases in loans and investments.

     Nonperforming assets increased $4.3 million to $22.0 million at December 31, 2007 from $17.6 million at the end of 2006. However, nonperforming assets as a percentage of total assets remained relatively stable at 0.56% compared to 0.54% at the end of 2006. The provision for loan losses increased $6.4 million mostly as a result of decreased quality of the loan portfolio. Net charge-offs increased by $4.7 million during 2007 over 2006 largely related to one large real estate loan charge-off and four other unrelated commercial and industrial loans.

     Noninterest income decreased $2.0 million or 4.4% during 2007 over 2006, although wealth management fee income rose $3.9 million or 26.1% and service charges on deposits increased $1.7 million or 21.1%. During 2007, the Corporation recognized gains from sale-leaseback transactions of $2.8 million, while during 2006 the Corporation recognized gains on the sale of the Honesdale branch and credit card portfolio of $10.7 million and $1.4 million, respectively.

     Noninterest expenses were up $10.5 million or 14.9% in 2007 as compared to 2006. Driving these increases were salaries and benefits expenses primarily due to higher staffing levels resulting from new branch openings and the East Penn acquisition. In addition, occupancy expenses increased due to several new office locations including the new operations center building in Harleysville and four new branch openings as well as the addition of the East Penn branches. Other expenses increased due to a one-time pre-tax charge of $1.9 million related to the pension plan curtailment and increased professional and consulting fees. The Corporation changed the structure of its retirement programs by announcing its intention to terminate the defined benefit pension plan while enhancing the 401(k) defined contribution savings plan. Going forward, management anticipates that pension and 401(k) expenses will be reduced by approximately $600,000 annually.

Acquisitions/Dispositions

     Effective November 16, 2007, the Corporation completed its acquisition of East Penn Financial. Under the terms of the Agreement and Plan of Merger dated as of May 15, 2007, as amended August 29, 2007, East Penn Financial was acquired by Harleysville National Corporation and East Penn Financial’s wholly owned subsidiary, East Penn Bank, a $451 million state chartered, FDIC insured bank offering deposit and lending services throughout the Lehigh Valley, PA merged with and into the Bank. Headquartered and founded in Emmaus, PA in 1990, East Penn Bank, had nine banking offices located in Lehigh, Northampton and Berks Counties. The acquisition expands the branch network that the Corporation has in the Lehigh Valley and its opportunity to provide East Penn customers with a broader mix of products and services. As part of the merger agreement, East Penn Bank continues to operate under the East Penn name and logo, and has become a division of the Bank. Nine of the Bank’s existing branches were transferred to the East Penn division including those in Lehigh, Carbon, Monroe, and Northampton Counties. The Corporation acquired 100% of the outstanding shares of East Penn Financial for a total purchase price of $91.3 million. The transaction was accounted for in accordance with SFAS No. 141, “Business Combinations.” In connection therewith, 2,890,125 East Penn Financial shares were exchanged for 2,432,771 shares of the Corporation’s common stock and 3,444,229 East Penn Financial shares were exchanged for cash consideration totaling $49.9 million.

East Penn Financial stock options of 136,906 were exchanged for cash consideration of $792,000 and options of 29,092 were exchanged to acquire 25,480 shares of the Corporation’s common stock options. The allocation of the Corporation’s common stock and cash was such that the East Penn Financial shareholders did not recognize gain or loss for federal income tax purposes on those East Penn Financial shares that were exchanged for the Corporation’s common stock in the merger. East Penn Financial’s results of operations are included in the Corporation’s results from the date of acquisition, November 16, 2007. The transaction is expected to be accretive to the Corporation’s earnings for the fiscal year of 2008.

     On March 1, 2007, the Cornerstone Companies, a subsidiary of the Bank, completed a selected asset purchase of McPherson Enterprises and related entities (McPherson), registered investment advisors specializing in estate and succession planning and life insurance for high-net-worth construction and aggregate business owners and families throughout the United States. McPherson became a part of the Cornerstone Companies, a component of the Bank’s Millennium Wealth Management division. The acquisition is part of the Corporation’s plan to continue to build its fee-based services businesses. The consideration for the transaction was $1.5 million in cash.

     Effective January 1, 2006, the Bank completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm serves clients throughout Pennsylvania and other mid-Atlantic states. The transaction was accounted for using the purchase method of accounting. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2007 and 2006, the minimum operating results were met resulting in earn-out payments totaling $2.2 million which was recorded as additional goodwill. At December 31, 2007, the remaining maximum payout is $4.8 million through 2010. The Cornerstone Companies results of operations are included in the Corporation’s results from the effective date of the acquisition, January 1, 2006.

     On December 27, 2007, the Bank settled and closed an agreement to sell fifteen properties to affiliates of American Realty Capital, LLC (“ARC”) in a sale-leaseback transaction. The properties are located throughout Berks, Bucks, Lehigh, Montgomery, Northampton, and Carbon counties. Under the leases, the Bank will continue to utilize the properties in the normal course of business. Lease payments on each property are institution-quality, triple net leases with an initial annual aggregate base rent of $3.0 million with annual rent escalations equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.0 percent commencing in the second year of the lease term. As tenant, the Bank will be fully responsible for all costs associated with the operation, repair and maintenance of the properties during the lease terms and will be recorded as occupancy expense. The agreement provides that each lease will have a term of 15 years, commencing on the closing date for the Agreement. The agreement also contains options to renew for periods aggregating up to 45 years. Under certain circumstances these renewal options are subject to revocation by the lessor. The Bank received net proceeds of $38.2 million and recorded a gain on sale from the transaction of $2.3 million (pre-tax) representing a portion of the total gain of $18.9 million. The remaining gain will be deferred and amortized through a reduction of occupancy expense over the 15-year term of the leases an annual amount of $1.1 million. The Corporation also completed a separate sale-leaseback of office in October 2007 receiving net proceeds of $1.5 million with a recognized pre-tax gain of $473,000. The deferred gain of $552,000 will be amortized over the 10-year term of the lease. This strategic initiative will help the Corporation translate a large non-earning asset into an earning asset in the form of loans, which can help bolster earnings and increase liquidity.

     For a five-year summary of financial information, see Item 6, “Selected Financial Data,” which is incorporated herein by reference.

     For quarterly information for 2007 and 2006, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fourth Quarter 2007 Results,” and Table 16, “Selected Quarterly Financial Data,” which are incorporated herein by reference.

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

     Investment securities increased 7.8% to $982.9 million at December 31, 2007 from $911.9 million at December 31, 2006. The investment securities available for sale increased $72.6 million and the investment securities held to maturity decreased $1.5 million. The majority of the increase in available for sale securities is due to the securities acquired from East Penn Financial of $66.2 million at November 16, 2007. During 2007, $186.2 million of securities available for sale were sold which generated a pre-tax gain of $1.1 million. The securities sold consisted primarily of bullet and callable agency, tax-exempt municipal and mortgage-backed securities. In comparison, $110.8 million of securities available for sale were sold in 2006 which generated a pretax loss of $674,000.

     The following table shows the carrying value of the Corporation’s investment securities available for sale and held to maturity:

     Table 1—Investment Portfolio

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Investment securities available for sale:
Obligations of other U.S. government agencies and corporations	$98,734	$119,956	$157,396
Obligations of states and political subdivisions	228,436	201,643	173,845
Mortgage-backed securities	515,989	476,107	467,568
Other securities	82,409	55,304	42,844
Total investment securities available for sale	$925,568	$853,010	$841,653
Investment securities held to maturity:
Obligations of other U.S. government agencies and corporations	$3,868	$3,856	$3,843
Obligations of states and political subdivisions	53,479	55,023	55,712
Total investment securities held to maturity	$57,347	$58,879	$59,555

     The maturity analysis of investment securities including the weighted average yield for each category as of December 31, 2007 is as follows. Actual maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 2—Maturity and Tax-Equivalent Yield Analysis of Investment Securities

	December 31, 2007
		Due after	Due after
	Due in 1 year	1 year through	5 years through	Due after
	or less	5 years	10 years	10 years	Total
	(Dollars in thousands)
Investment securities available for sale:
Obligations of other U.S. government
agencies and corporations:
Fair value	$13,693	$34,942	$47,092	$3,007	$98,734
Weighted average yield	3.72%	4.46%	6.67%	5.20%	5.48%
Weighted average maturity					3.8 years
Obligations of states and political
subdivisions:
Fair value	—	415	52,489	175,532	228,436
Weighted average yield(1)	—%	5.15%	5.85%	6.28%	6.18%
Weighted average maturity					6.1 years
Mortgage-backed securities:
Fair value	837	19,566	65,027	430,559	515,989
Weighted average yield	3.42%	4.05%	4.69%	5.33%	5.20%
Weighted average maturity					5.7 years
Other debt securities:
Fair value	6,532	7,921	2,000	36,927	53,380
Weighted average yield	4.11%	5.14%	4.23%	6.20%	5.71%
Weighted average maturity					18.3 years
Equity securities:
Fair value	—	—	—	—	29,029
Weighted average yield	—%	—%	—%	—%	5.47%
Total investment securities available for sale:
Fair value	$21,062	$62,844	$166,608	$646,025	$925,568
Weighted average yield	3.83%	4.42%	5.56%	5.64%	5.51%
Weighted average maturity					6.3 years
Investment securities held to maturity:
Obligations of other U.S. government
agencies and corporations:
Amortized cost	$—	$—	—	$3,868	$3,868
Weighted average yield	—%	—%	—%	5.42%	5.42%
Weighted average maturity					10.5 years
Obligations of states and political
subdivisions:
Amortized Cost	—	—	3,598	49,881	53,479
Weighted average yield(1)	—%	—%	6.02%	6.69%	6.65%
Weighted average maturity					2.7 years
Total investment securities held to
maturity:
Amortized Cost	$—	$—	$3,598	$53,749	$57,347
Weighted average yield	—%	—%	6.02%	6.60%	6.56%
Weighted average maturity					3.2 years
____________________

(1)	Weighted average yield on nontaxable investment securities is shown on a tax equivalent basis (tax rate of 35%).

Loans

     Loans increased $413.5 million in 2007. The acquisition of East Penn Financial accounted for $337.7 million as of November 16, 2007. Organic growth was approximately $81.9 million, or 4.0%. At the acquisition date, East Penn Financial included $58.7 million in real estate loans, $239.0 million in commercial loans, and $40.0 million in consumer loans. The growth in commercial loans and real estate loans was mainly due to the emphasis on owner-operated businesses and owner occupied commercial mortgage loans in its primary market. The growth in consumer loans was mainly due to marketing efforts. In addition, there was also a shift from variable rate home equity lines to fixed rate, fixed payment home equity loans. The planned reduction in lease financing was due to run-off. One of the Bank’s strategic objectives is to increase its loan to deposit ratio by growing its loan portfolio at a faster pace than its deposits. Loans increased $61.9 million, or 3.1% in 2006, primarily attributed to growth in commercial and industrial, commercial real estate and residential mortgage loans.

     The following table shows the composition of the Bank’s loans, net of deferred costs:

     Table 3—Composition of Loan Portfolio

	December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans
	(Dollars in thousands)
Real estate	$959,064	39%	$845,880	41%	$791,358	40%	$693,468	37%	$498,135	35%
Commercial and industrial	730,144	30%	507,899	25%	479,238	24%	473,514	26%	385,554	27%
Consumer	769,051	31%	685,988	34%	697,373	35%	645,718	35%	463,492	34%
Lease financing	2,564	—%	7,588	—%	17,524	1%	33,102	2%	61,210	4%
Total	$2,460,823	100%	$2,047,355	100%	$1,985,493	100%	$1,845,802	100%	$1,408,391	100%

     The following table details outstanding loans by type as of December 31, 2007, in terms of contractual maturity date:

     Table 4—Selected Loan Maturity Data

	December 31, 2007
		Due after
	Due in	1 year	Due after
	1 year or less	through 5 years	5 years	Total
	(Dollars in thousands)
Real estate	$183,969	$508,448	$266,647	$959,064
Commercial and industrial	162,486	235,321	332,337	730,144
Consumer	224,034	219,506	325,511	769,051
Lease financing	2,220	344	—	2,564
Total	$572,709	$963,619	$924,495	$2,460,823
Loans with variable or floating interest rates	$364,868	$260,155	$338,674	$963,697
Loans with fixed predetermined interest rates	207,841	703,464	585,821	1,497,126
Total	$572,709	$963,619	$924,495	$2,460,823

     The Bank had no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2007 and 2006. The Bank actively monitors the risk of loan concentration. The Bank had no foreign loans, and the impact of nonaccrual and delinquent loans on total interest income was not material.

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

     Nonperforming assets (including nonaccrual loans, loans 90 days or more past due and net assets in foreclosure) were 0.56% of total assets at December 31, 2007, compared to 0.54% at December 31, 2006 and 0.27% at December 31, 2005. The ratio of nonperforming loans to total net loans was 0.90% at December 31, 2007, compared to 0.87% at December 31, 2006 and 0.42% at December 31, 2005.

     Nonaccruing loans increased $5.9 million to $21.1 million at December 31, 2007, as compared to December 31, 2006. The higher level of nonaccruing loans was mainly due to an increase in nonaccrual commercial construction, home equity revolving and installment loans during 2007 offset by a decrease in non-accrual commercial mortgages. Nonaccruing loans increased $7.7 million to $15.2 million at December 31, 2006, as compared to December 31, 2005. The increase in nonaccruing loans was principally due to an increase in non-accrual commercial mortgage loans during 2006. The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2007, interest accrued on nonaccruing loans and not recognized as interest income was $982,000 and interest paid on nonaccruing loans of $331,000 was recognized as interest income. During 2006, interest accrued on nonaccruing loans and not recognized as interest income was $788,000 and interest paid on nonaccruing loans of $191,000 was recognized as interest income. During 2005, interest accrued on nonaccruing loans and not recognized as interest income was $310,000, and interest paid on nonaccruing loans of $250,000 was recognized as interest income.

     Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. As of December 31, 2007, loans past due 90 days or more and still accruing interest were $857,000, compared to $2.4 million at December 31, 2006 and $846,000 at December 31, 2005. The lower level of loans past due 90 days or more at December 31, 2007 from December 31, 2006 was primarily in the commercial loans, commercial mortgages, home equity revolving lines and home equity installment loans. The higher level of loans past due 90 days or more at December 31, 2006 compared to December 31, 2005 was primarily in the commercial and residential real estate loan portfolio.

     The expectation of continued economic pressures resulting in deterioration of credit quality has caused us to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

     Net assets in foreclosure at December 31, 2007 were $28,000. There were no net assets in foreclosure at December 31, 2006 and $29,000 at December 31, 2005. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of the asset or fair value at date of acquisition) or estimated fair value.

     The following table presents information concerning nonperforming assets. Nonperforming assets include loans that are in nonaccrual status or 90 days or more past due and loans that are in the process of foreclosure.

     Table 5—Nonperforming Assets

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$21,091	$15,201	$7,493	$4,705	$3,343
Loans 90 days or more past due	857	2,444	846	981	1,164
Total nonperforming loans	21,948	17,645	8,339	5,686	4,507
Net assets in foreclosure	28	-	29	370	935
Total nonperforming assets	$21,976	$17,645	$8,368	$6,056	$5,442
Allowance for loan losses to nonperforming loans	124.5%	119.9%	238.2%	324.6%	371.7%
Nonperforming loans to total loans	0.90%	0.87%	0.42%	0.31%	0.32%
Allowance for loan losses to total loans	1.11%	1.03%	1.00%	1.00%	1.19%
Nonperforming assets to total assets	0.56%	0.54%	0.27%	0.20%	0.22%

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

     While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans. In addition, the OCC, as an integral part of their examination process, periodically reviews the Corporation’s allowance for loan losses. The OCC may require the Corporation to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

     The historic loss model includes a judgmental component (environmental factors) that reflects management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. The environmental factors are based upon management’s review of trends in the Corporation’s primary market area as well as regional and national economic trends. Management utilizes various economic factors that could impact borrowers’ future ability to make loan payments such as changes in the interest rate environment, product supply shortages and negative industry specific events. Management utilizes relevant articles from newspapers and other publications that describe the economic events affecting specific geographic areas and other published economic reports and data. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit risk management staff to assess the direction of credit risk and its instant effect on losses. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the specific segments of the portfolio based on the historic loss component.

     The provision for loan losses increased $6.4 million during 2007 compared to 2006 mostly as a result of a decrease in the quality of the loan portfolio which caused an increase in the amount of the required reserve. Net loans charged-off increased $4.7 million for 2007 compared to 2006 principally from charge-offs related to real estate construction loans for one borrower which were disposed of subsequent to September 30, 2007 through a sale of the collateral and four unrelated commercial and industrial loans. The profile of our customer base has remained relatively constant and we believe that the current deterioration in credit quality has been caused by the economic pressures being felt by our borrowers. We have experienced a similar decline in the past and expect that we could experience a similar decline in future economic cycles. The provision for loan losses for 2006 reflected an increase of $799,000 compared to the 2005 primarily due to inherent risk related to loan growth and the increase in non-performing loans of $9.3 million.

     The allowance for loan losses increased $6.2 million, or 29.2%, to $27.3 million at December 31, 2007 as compared to December 31, 2006. The increase in the allowance was primarily due to the addition of the East Penn Financial loan loss reserve in November 2007 as well as the inherent risk related to loan growth and the increase in nonperforming loans of $4.3 million. The allowance for loan losses increased $1.3 million, or 6.5%, to $21.2 million at December 31, 2006 from December 31, 2005. The increase in the allowance was mainly due to inherent risk related to loan growth and the increase in nonperforming loans of $9.3 million.

     A summary of the activity in the allowance for loan losses is as follows:

     Table 6—Allowance for Loan Losses

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Average loans	$2,123,170	$2,014,420	$1,900,023	$1,625,419	$1,354,127
Allowance, beginning of year	$21,154	$19,865	$18,455	$16,753	$17,190
Loans charged off:
Real estate	4,847	1,047	383	208	1,311
Commercial and industrial	1,551	1,141	353	522	515
Consumer	1,693	1,481	2,123	1,921	2,173
Lease financing	51	42	188	883	556
Total loans charged off	8,142	3,711	3,047	3,534	4,555
Recoveries:
Real estate	72	138	326	307	80
Commercial and industrial	142	55	66	58	33
Consumer	283	519	586	496	685
Lease financing	19	88	78	143	120
Total recoveries	516	800	1,056	1,004	918
Net loans charged off	7,626	2,911	1,991	2,530	3,637
Reserve from East Penn Financial
acquisition	3,250	—	—	1,677	—
Provision for loan losses	10,550	4,200	3,401	2,555	3,200
Allowance, end of year	$27,328	$21,154	$19,865	$18,455	$16,753
Ratio of net charge offs to average
loans outstanding	0.36%	0.14%	0.10%	0.16%	0.27%

     The factors affecting the allocation of the allowance during 2007 were changes in credit quality resulting from increases in criticized real estate construction loans and increases in loan volume from the East Penn Financial acquisition. The allocation of the allowance for real estate loans at December 31, 2007 increased $2.6 million as compared to December 31, 2006 principally due to an increase in criticized real estate construction loans including a loan for one borrower totaling $7.8 million. The loan is part of a syndicated credit for a local borrower that has been negatively affected by a decline in home sales. The allocation of the allowance for commercial and industrial loans at December 31, 2007 increased $3.2 million from December 31, 2006 mostly due to an increase in commercial loan volume from the East Penn Financial acquisition. In addition, the allocation of the allowance for consumer loans at December 31, 2007 increased $444,000 primarily due to the increased level of consumer loans related to the East Penn acquisition. There was no material changes in the allocation of the allowance for lease financing at December 31, 2007 compared to December 31, 2006. There were no significant changes in the estimation methods and assumptions including environmental factors, loan concentrations or terms that impacted the allowance during 2007. The interest rate environment as well as weakening in the commercial real estate market has moderately increased our allowance allocation in concert with the historical trends. It is expected that the negative trends in the real estate industry will continue to affect credit quality for the remainder of 2007 and into 2008. The growth in the loan portfolio and the change in the mix will result in an adjustment to the amount of the allowance allocated to each category based upon historical loss trends and other factors.

     The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

     Table 7—Allocation of the Allowance for Loan Losses by Loan Type

	December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance
	(Dollars in thousands)
Real estate	$10,491	38%	$7,918	38%	$6,422	32%	$4,923	27%	$3,919	23%
Commercial and industrial	12,340	45%	9,119	43%	8,534	43%	7,456	40%	6,840	41%
Consumer	4,485	17%	4,041	19%	4,596	23%	5,515	30%	4,990	30%
Lease financing	12	–%	76	–%	313	2%	561	3%	1,004	6%
Total	$27,328	100%	$21,154	100%	$19,865	100%	$18,455	100%	$16,753	100%

Investment in Bank

     The Corporation acquired an investment in Berkshire Bancorp, the holding company of Berkshire Bank, through the East Penn Financial acquisition. As of December 31, 2007, the total investment in Berkshire Bancorp, Inc. was $2.6 million represented by 543,783 shares, resulting in a 17.97% ownership in consideration of the combined ownership of the Corporation, its directors and officers. The Corporation is considered to be a passive investor under a Crown X Agreement which imposes certain restrictions on the Corporation. The Corporation is entitled to purchase additional share of common stock from Berkshire Bank up to 24.9% of the outstanding shares of common stock at any time up to July 3, 2013 at an exercise price of $4.10, which is adjusted for stock splits. The investment is included in other assets at its cost basis.

Deposits and Borrowings

     Deposits and borrowings are the primary funding sources of the Corporation. Core deposits increased 7.1%, or $118.1 million, to $1.8 billion at December 31, 2007, up from $1.7 billion at December 31, 2006. This growth is due to $185.2 million acquired from East Penn Financial at November 16, 2007 and an organic decrease of approximately $67.2 million. Total deposits increased $468.2 million, or 18.6% for the same period, which was primarily attributable to deposits associated with the acquisition of East Penn Financial of $382.7 million at acquisition date and growth in time deposits. The Corporation continued its emphasis on government banking to provide additional funding sources through relationships with municipalities and school districts resulting in both interest-bearing checking accounts and large time deposits.

Deposit Structure

     The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

     Table 8—Average Deposits

	December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand—noninterest-bearing	$312,011	—%	$333,406	—%	$335,962	—%
Demand—interest-bearing	517,520	3.52%	450,256	3.24%	351,071	1.64%
Money market and savings	864,062	3.45%	836,940	2.91%	889,332	1.86%
Time deposits	863,953	4.78%	848,912	4.29%	683,466	3.56%
Total interest-bearing deposits	$2,245,535	3.98%	$2,136,108	3.53%	$1,923,869	2.42%
Total deposits	$2,557,546		$2,469,514		$2,259,831

     The maturity distribution of certificates of deposit of $100,000 and over as of December 31, 2007 is as follows:

     Table 9—Maturity Distribution of Certificates of Deposit $100,000 and Over

(Dollars
in thousands)
Three months or less	$185,640
Over three months to six months	88,555
Over six months to twelve months	95,583
Over twelve months	113,902
Total	$483,680

Borrowings

     Borrowings increased $118.8 million to $508.3 at December 31, 2007 from $389.5 million at December 31, 2006. The Corporation decreased long term debt with the Federal Home Loan Bank by $23.0 million while increasing long-term securities sold under agreement to repurchase by $105.0 million. Subordinated debt increased to $83.0 million at December 31, 2007. The Corporation completed a private placement of $22.5 million in aggregate principal amount of fixed/floating rate preferred securities (subordinated debt) through a newly formed Delaware Trust affiliate HNC Statutory Trust IV on August 22, 2007. The Corporation acquired $8.2 million of subordinated debt from East Penn Financial on November 16, 2007.

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

     Table 10—Securities Sold under Agreements to Repurchase

	At or for the year ended December 31,
Securities sold under agreements to repurchase(1):	2007	2006	2005
	(Dollars in thousands)
Balance at year-end	$101,493	$96,840	$88,118
Weighted average rate at year-end	3.60%	4.61%	3.45%
Maximum month-end balance	$105,205	$100,944	$155,239
Average balance during the year	$121,392	$128,185	$102,722
Weighted average rate during the year	4.46%	4.37%	2.64%
____________________

(1)	Excludes long-term securities sold under agreements to repurchase with private entities of $105 million at December 31, 2007.

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

Net Interest Income

     Net interest income on a tax equivalent basis in 2007 decreased $698,000, or .8% to $88.5 million, compared to 2006. During 2007, the Corporation experienced higher deposit costs offset in part by yield increases in loans and investments. Net interest income on a tax equivalent basis in 2006 decreased $4.3 million, or 4.6% to $89.2 million, in comparison to 2005. The decrease in 2006 was mostly due to higher deposit rates, partially offset by higher loan rates and loan volume.

     The rate volume analysis in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the last three years by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

     Table 11—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	2007 compared to 2006			2006 compared to 2005
	Net	Due to Change in		Net	Due to Change in
	Change	Volume	Rate	Change	Volume	Rate
	(Dollars in thousands)
Increase (decrease) in interest income:
Investment securities(1)	$4,935	$953	$3,982	$5,611	$1,019	$4,592
Federal funds sold and deposits in banks	(477)	(376)	(101)	2,416	1,134	1,282
Loans(1)(2)	11,203	7,349	3,854	18,843	7,244	11,599
Total	15,661	7,926	7,735	26,870	9,397	17,473
Increase (decrease) in interest expense:
Savings and money market deposits	9,074	2,992	6,082	16,587	874	15,713
Time deposits	4,849	651	4,198	12,130	6,567	5,563
Borrowed funds	2,436	1,730	706	2,433	(881)	3,314
Total	16,359	5,373	10,986	31,150	6,560	24,590
Net (decrease) increase in interest income	$(698)	$2,553	$(3,251)	$(4,280)	$2,837	$(7,117)
____________________

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis using a tax rate of 35%, net.

(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

     Interest income on a tax-equivalent basis in 2007 increased $15.7 million, or 8.5% to $200.6 million, in comparison to 2006. The increase was primarily due to higher average loans of $108.8 million, or 5.4%, and a 19 basis point rise in the average rates earned on loans. The growth in average loans during 2007 was mainly attributable to higher levels of new commercial and industrial originations and real estate loan originations, including both construction and consumer and loans acquired from East Penn Financial, partially offset by a lower level of real estate refinancing loans due to the higher interest rate environment. The average yield on investments also increased 42 basis points. Interest expense increased $16.4 million, to $112.1 million during 2007 mostly attributed to higher deposit rates and an increase in average deposits of $109.4 million. The average rate paid on deposits during 2007 of 3.98% was 45 basis points higher compared to 2006 primarily due to higher rates on money market accounts, interest checking accounts and time deposits accounts. The increase in average deposits was mostly from growth in interest-bearing checking and money market accounts as well as deposits acquired from East Penn Financial partially offset by reductions in savings accounts. The Corporation has placed more emphasis on lower rate deposit products in an effort to improve the net interest margin.

     Interest income on a tax-equivalent basis in 2006 increased $26.9 million, or 17.0% to $185.0 million, as compared to 2005. The increase was primarily due to higher average loans of $114.4 million, or 6.0%, and a 59 basis point rise in the average rates earned on loans. The average yield on investments also increased 50 basis points. Interest expense increased $31.2 million, to $95.8 million during 2006 mostly attributed to higher deposit and borrowing rates. The average rate paid on deposits during 2006 of 3.53% was 111 basis points higher compared to 2005 primarily due to higher rates on most deposit products. These higher rates resulted from the continued increase in short-term rates during 2006. The average rate paid on borrowings for 2006 of 4.69% was 75 basis points higher than 2005 mainly due to an increase in short-term borrowing rates.

Net Interest Margin

     The 2007 net interest margin of 2.82% was lower than the net interest margins for 2006 and 2005 of 2.95% and 3.27%, respectively. The decline in the net interest margin during 2007 and 2006 was mainly attributable to the increased customer deposit costs which outpaced yield increases in loans and investments.

     During 2007, the Corporation continued to manage its balance sheet in an effort to position it for the inverted yield curve and subsequent falling rates scenario. The Corporation sold securities with lower fixed rates and longer average lives and purchased securities with higher yields to take advantage of specific market sectors and more stable cash flows. As a result, the balance sheet is better positioned to mitigate market risk.

     The table below presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields:

     Table 12—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

	Year Ended December 31,
	2007			2006			2005
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Earning Assets:
Investment securities:
Taxable investments	$681,788	$34,803	5.10%	$672,648	$30,296	4.50%	$648,630	$23,923	3.69%
Nontaxable investments(1)	262,676	15,849	6.03	252,987	15,421	6.10	254,433	16,183	6.36
Total investment securities	944,464	50,652	5.36	925,635	45,717	4.94	903,063	40,106	4.44
Federal funds sold and deposits in banks	72,087	3,576	4.96	79,670	4,053	5.09	51,740	1,637	3.16
Loans(1)(2)	2,123,170	146,400	6.90	2,014,420	135,197	6.71	1,900,023	116,354	6.12
Total earning assets	3,139,721	200,628	6.39	3,019,725	184,967	6.13	2,854,826	158,097	5.54
Noninterest-earning assets	231,583			209,499			184,360
Total assets	$3,371,304			$3,229,224			$3,039,186
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,381,582	47,980	3.47%	$1,287,196	38,906	3.02%	$1,240,403	22,319	1.80%
Time	863,953	41,309	4.78	848,912	36,460	4.29	683,466	24,330	3.56
Total interest-bearing deposits	2,245,535	89,289	3.98	2,136,108	75,366	3.53	1,923,869	46,649	2.42
Borrowed funds	471,296	22,838	4.85	434,938	20,402	4.69	456,599	17,969	3.94
Total interest-bearing liabilities	2,716,831	112,127	4.13	2,571,046	95,768	3.72	2,380,468	64,618	2.71
Noninterest-bearing liabilities:
Demand deposits	312,011			333,406			335,962
Other liabilities	44,069			42,925			49,782
Total noninterest-bearing liabilities	356,080			376,331			385,744
Total liabilities	3,072,911			2,947,377			2,766,212
Shareholders’ equity	298,393			281,847			272,974
Total liabilities and shareholders’ equity	$3,371,304			$3,229,224			$3,039,186
Net interest spread			2.26			2.41			2.83
Effect of noninterest-bearing sources			0.56			0.54			0.44
Net interest income/margin on earning assets		$88,501	2.82%		$89,199	2.95%		$93,479	3.27%
Less tax equivalent adjustment		6,067			6,026			6,358
Net interest income		$82,434			$83,173			$87,121
____________________

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis, net of deductions (tax rate of 35%).

(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest Rate Sensitivity Analysis

     In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and value of financial instruments.

     The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix and repricing characteristics of its assets and liabilities through the management of its investment securities portfolio, its offering of loan and deposit terms and through wholesale borrowings from several providers, but primarily from the Federal Home Loan Bank. The nature of the Corporation’s current operations is such that it is not subject to foreign currency exchange or commodity price risk.

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

     At December 31, 2007, the Corporation had cash flow hedges in the form of interest rate swaps with a notional amount of $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges with a notional amount of $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $287,000, $442,000 and $69,000 for the years ended December 31, 2007, 2006 and 2005, respectively and estimates that for 2008, $153,000 will be recognized as a decrease in net interest income. These swaps mature in 2008. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” For the years ended December 31, 2006 and 2005, the Corporation amortized into net interest income $151,000 and $159,000, respectively related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At December 31, 2007, the Corporation had fair value hedges in the form of interest rate swaps with a notional amount of $3.9 million. These swaps mature in 2017. The Corporation recognized net interest income of $59,000 and $7,000 for the years ended December 31, 2007 and 2006, respectively, which includes $55,000 for 2007 related to two terminated swaps with notional amounts totaling $3.9 million that were terminated during 2007. At December 31, 2007, the Corporation had swap agreements with a positive fair value of $10,000 and with a negative fair value of $366,000. At December 31, 2006, the Corporation had swap agreements with a positive fair value of $545,000 and with a negative fair value of $21,000. There was no hedge ineffectiveness recognized during 2007, 2006 and 2005.

     During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate now deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $8,000 for the year ended December 31, 2007 and estimates that for 2008, $46,000 will be recognized as interest expense. At December 31, 2007, these caps, designated as cash flow hedges, had a positive fair value of $222. The caps mature in March 2009. During 2007, the Corporation accelerated the reclassification of an immaterial amount in other comprehensive income to earnings as a result of variable-rate interest payments becoming probable not to occur. The accelerated amount was a loss of $7,000 recognized in interest expense.

     The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. The Corporation’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2007, is presented in the following table. The data in the table was based in part on assumptions that are regularly reviewed for accuracy. The table presents data at a single point in time and includes management assumptions estimating the prepayment rate and the interest rate environment prevailing at December 31, 2007. The table indicates a liability sensitive one-year cumulative gap position of 6.76% of total earning assets.

     Table 13—Contractual Repricing Data of Interest Sensitive Assets and Liabilities

	December 31, 2007
			After 1 year
	0 to	91 to	through	Over
	90 days	365 days	5 years	5 years	Total
	(Dollars in thousands)
Earning assets
Investment securities	$123,476	$177,901	$385,265	$296,273	$982,915
Federal funds sold and deposits in banks	135,473	—	—	—	135,473
Loans	734,454	225,436	887,746	613,187	2,460,823
Total earning assets	$993,403	$403,337	$1,273,011	$909,460	$3,579,211
Interest-bearing liabilities
Interest-bearing checking accounts	$111,130	$140,033	$230,941	$—	$482,104
Money market funds	92,579	224,442	479,304	—	796,325
Savings accounts	7,284	21,852	116,545	—	145,681
Time deposits	318,651	517,317	366,538	184	1,202,690
Borrowed funds	157,162	52,248	243,720	55,155	508,285
Total interest-bearing liabilities	$686,806	$955,892	$1,437,048	$55,339	$3,135,085
Interest rate swaps	$8,928	$(5,000)	$—	$(3,928)	$—
Incremental gap	$315,525	$(557,555)	$(164,037)	$850,193
Cumulative gap(1)	$315,525	$(242,030)	$(406,067)	$444,126
Cumulative gap as a percentage of earning assets	8.82%	–6.76%	–11.35%	12.41%
____________________

(1)	The information is based upon significant assumptions, including the following: loans and leases are repaid by contractual maturity and repricing; securities, except mortgage-backed securities, are repaid according to contractual maturity adjusted for call features; mortgage-backed security repricing is adjusted for estimated early paydowns; interest-bearing demand, regular savings, and money market savings deposits are estimated to exhibit some rate sensitivity based on management’s analysis of deposit withdrawals; and time deposits are shown in the table based on contractual maturity.

     Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the December 31, 2007 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation’s Asset/Liability Policy when rates increase or decrease 100 or 200 basis points.

     The following table forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of December 31, 2007. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 14—Market Value of Equity

	December 31, 2007
				Asset/Liability
		Change in		Approved
	Market Value	Market Value	Percentage	Percent
	of Equity	of Equity	Change	Change
	(Dollars in thousands)
+300 Basis Points	$416,917	$(116,265)	–21.81%	+/–35%
+200 Basis Points	457,103	(76,079)	–14.27	+/–25
+100 Basis Points	497,873	(35,309)	–6.62	+/–15
Flat Rate	533,182	—	0.00	—
–100 Basis Points	538,758	5,576	1.05	+/–15
–200 Basis Points	528,116	(5,066)	–0.95	+/–25
–300 Basis Points	517,653	(15,529)	–2.91	+/–35

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

Provision for Loan Losses

     The provision for loan losses increased $6.4 million during 2007 compared to 2006 mostly as a result of decreased quality of the loan portfolio. The provision for loan losses for 2006 reflected an increase of $799,000 compared to the 2005 primarily due to inherent risk related to loan growth and the increase in non-performing loans of $9.3 million. Total net loans charged off in 2007, 2006 and 2005 were $7.6 million, $2.9 million and $2.0 million, respectively.

Noninterest Income

     For the year ended December 31, 2007, noninterest income was $43.3 million, a decrease of $2.0 million or 4.4% from 2006. Wealth management fee income rose $3.9 million or 26.1% during 2007 primarily driven by a higher level of life insurance business at Cornerstone as well as growth in trust assets. Major revenue component sources of wealth management income include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. The Bank experienced an increase in deposit service charges of $1.7 million or 21.1% over the prior year mainly from return check and overdraft fees and fees from East Penn deposit accounts. During the fourth quarter of 2007, the Bank recognized a pre-tax gain of $2.3 million on the sale-leaseback of fifteen bank properties representing a portion of the total gain of $18.9 million. The remaining gain will be deferred and amortized through a reduction of occupancy expense over the 15-year term of the leases an annual amount of approximately $1.1 million. The Corporation also completed a separate sale-leaseback of office space in October with a recognized pre-tax gain of $473,000. The deferred gain of $552,000 will be amortized over the 10-year term of the lease. In addition, gains on sale of investment securities were $1.1 million during 2007 as compared to losses of $674,000 for 2006. The net security gains during 2007 were primarily the result of the sale of bullet and callable agency, tax-exempt municipal and mortgage-backed securities. In addition, noninterest income for 2006 included the pre-tax gains on the sales of the Bank’s Honesdale branch and credit card portfolio of $10.7 million and $1.4 million, respectively.

     Noninterest income of $45.3 million during 2006 increased $15.4 million compared to 2005. During 2006, the Bank recognized a pre-tax gain of $10.7 million on the sale of its Honesdale branch. The sale of this single Wayne County location included $74.2 million in deposits, as well as approximately $22.5 million in loans and other assets, and resulted in a net cash payment of $42.5 million. The acquisition of the Cornerstone Companies was the primary driver of increases in wealth management income of $8.1 million for the year of 2006 over 2005, partially offset by the sale of Cumberland Advisors, which was divested in 2005. In addition, noninterest income for 2006 included the pre-tax gain of $1.4 million on the sale of the Bank’s $15.3 million credit card portfolio as well as increases in fee revenue resulting from credit card operations. Losses on sales of investment securities for 2006 were $674,000 as compared to gains of $4.8 million for 2005. Noninterest income for 2005 included the gains of $690,000 and $287,000 on the sales of Harleysville National Bank’s McAdoo branch and Cumberland Advisors, Inc, respectively.

Noninterest Expense

     Noninterest expense of $81.4 million for the year ended December 31, 2007 increased $10.5 million or 14.9% in comparison to 2006. Salaries and benefits expense rose $4.2 million during 2007 from the previous year, primarily due to higher staffing levels resulting from new branch openings and the East Penn Financial acquisition and higher costs of medical benefits. Occupancy expense increased $1.3 million for the year ended December 31, 2007, over 2006 mostly due to several new office locations including the new operations center building in Harleysville and four new branch openings as well as the addition of the East Penn branches. Other expense increased $5.0 million during 2007 mainly as a result of the one-time pre-tax charge of $1.9 million related to the pension plan curtailment, increased professional and consulting expense as well as East Penn merger costs of approximately $339,000 and lower deferred loan origination costs resulting from lower loan volume.

     Noninterest expense of $70.9 million during 2006 increased $8.4 million compared to 2005. Salaries and benefits expense rose $7.2 million for the year of 2006 over 2005, primarily related to the acquisition of the Cornerstone Companies, partially offset by the sale of Cumberland Advisors in the second quarter of 2005, higher staffing levels resulting from growth, increased incentives, non-recurring compensation and severance charges primarily related to the former Chief Executive Officer’s contract, and compensation expense of $440,000 resulting from recording the Corporation’s stock option expense in conformance with FAS 123(R), “Stock Based Compensation.” Occupancy expense increased $494,000 in 2006 over 2005 mostly due to the Cornerstone Companies acquisition and a new branch opening. Other expense increased $2.0 million during 2006 mainly as a result of the Cornerstone Companies acquisition including amortization of intangible assets of $448,000 partially offset by decreased marketing expenses during 2006.

Income Taxes

     The effective income tax rates for 2007, 2006 and 2005 were 21.5%, 26.3% and 24.2% were less than the applicable federal statutory rate of 35%. The Corporation’s effective rates were lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance, as well as for 2005, the non-taxable gain on the sale of Cumberland Advisors, Inc. The effective tax rate for 2007 was lower than 2006 and 2005 primarily due to the lower level of net income during 2007.

Capital

     Capital formation is important to the Corporation’s well being and future growth. Capital, at the end of 2007, was $339.3 million, an increase of $44.6 million over the end of 2006. The increase was mainly due to the issuance of $39.1 million in common stock in connection with the acquisition of East Penn Financial. At December 31, 2006, capital was $294.8 million, an increase of $21.5 million over December 31, 2005. The increase was primarily the result of the retention of the Corporation’s earnings and issuances of stock for stock options including tax benefits partially offset by dividends paid to the shareholders. Management believes that the Corporation’s current capital position and liquidity position are strong and that its capital position is adequate to support its operations. Management is not aware of any recommendation by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation’s capital.

     Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is generally common stockholder’s equity and retained earnings adjusted to exclude disallowed goodwill and identifiable intangibles as well as the inclusion of qualifying trust preferred securities. Tier 2 capital for the Corporation is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 100% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 capital ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At December 31, 2007, the Corporation’s Tier 1 risk-adjusted capital ratio was 9.79%, and the total risk-adjusted capital ratio was 10.67%, both well above regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at the end of 2007. At December 31, 2006, the Corporation’s Tier 1 risk-adjusted capital ratio was 11.75%, and the total risk-adjusted capital ratio was 12.58%. The lower risk-based capital ratios of the Corporation at December 31, 2007 compared to December 31, 2006 were primarily attributable to the increase in risk-weighted assets from the acquisition of East Penn Financial in November 2007 and due to an increase in loans and federal funds sold.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board (FRB) established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% or 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 8.72% and 9.36% at December 31, 2007 and 2006, respectively. The lower leverage ratio of the Corporation at December 31, 2007 was mainly due to an increase in average assets from the acquisition of East Penn Financial and increases in average loans and average federal funds sold.

     Under FDIC regulations, a “well capitalized” institution must have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and not be subject to a capital directive order. To be considered “adequately capitalized” an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. An institution is deemed to be “critically under capitalized” if it has a tangible equity ratio of 2% or less. As of December 31, 2007, the Bank is above the regulatory minimum guidelines and meets the criteria to be categorized as a “well capitalized” institution.

     The cash dividends paid during 2007 of $.80 per share was 6.7% higher than the cash dividends in 2006 of $.75. The proportion of net income paid out in dividends for 2007 was 88.82%, compared to 55.26% for 2006, the increase mainly resulting from lower net income during 2007. The dividend payout ratios are in compliance with regulatory guidelines. Management is focusing on improving and increasing earnings so that the dividend payout ratio remains within acceptable limits. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during 2007.

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

     The resulting projections as of December 31, 2007, show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. One source of external liquidity is the available line of credit with the FHLB. As of December 31, 2007, the Bank had borrowings outstanding with the FHLB of $216.8 million, all of which were long-term. At December 31, 2007, the Bank had unused lines of credit at the FHLB of $363.1 million and unused federal funds lines of credit of $195.0 million. In addition, the Corporation’s funding sources include investment and loan portfolio cash flows, fed funds sold and short-term investments, as well as access to the brokered certificate of deposit market and repurchase agreement borrowings. The Corporation has pledged available for sale investment securities with a carrying value of $699.0 million and held to maturity securities of $57.3 million. The Corporation could also increase its liquidity through its pricing on certificates of deposit products. The Corporation believes it has adequate funding sources to maintain sufficient liquidity under varying business conditions.

     There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way although a significant portion of the Corporation’s time deposits mature in 2008. Given the anticipated low rate environment for much of 2008, we expect to be able to retain most of these deposits. In the event that additional funds are required, the Corporation believes its short-term liquidity is adequate as outlined above.

     The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2007:

     Table 15—Contractual Obligations and Other Commitments

	December 31, 2007
			After one	After three
		One year or	year through	years through	After five
	Total	less	three years	five years	years
	(Dollars in thousands)
Minimum annual operating leases	$87,937	$6,119	$11,607	$ 11,133	$59,078
Remaining contractual maturities of time deposits	1,202,690	835,496	335,959	31,049	186
Long-term borrowings	321,785	57,035	54,750	160,000	50,000
Subordinated debt	82,992	—	—	—	82,992
Unfunded home equity lines of credit(1)	326,972	12,978	14,758	20,793	278,443
Unfunded other loan lines of credit	492,892	384,922	57,138	31,885	18,947
Unfunded residential mortgages	3,131	3,131	—	—	—
Standby letters of credit	23,473	20,195	1,728	—	1,550
Total	$2,541,872	$1,319,876	$475,940	$254,860	$491,196
____________________

(1)	Home equity lines of credit in the after five years category have no stated expiration.

     The Bank also had commitments with customers to extend mortgage loans at a specified rate at December 31, 2007 and December 31, 2006 of $3.4 million and $2.3 million, respectively and commitments to sell mortgage loans at a specified rate at December 31, 2007 and December 31, 2006 of $2.4 million and $792,000, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At December 31, 2007, the Corporation had commitments with a positive fair value of $19,000 and negative fair value of $19,000 which was recorded as other income. At December 31, 2006, the Corporation had commitments with a positive fair value of $15,000 and a negative fair value of $3,000.

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

     During January 2006, the Bank completed its acquisition of the Cornerstone Companies. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2006 and 2007, the minimum operating results were met resulting in earn-out payments totaling $2.2 million which was recorded as additional goodwill. At December 31, 2007, the remaining maximum payout is $4.8 million through 2010.

     During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010. The outstanding balance of these sold leases at December 31, 2007 was $1.0 million with a total recourse exposure of $198,000 and a current recourse liability of $17,000.

     For information on known uncertainties, see Item 1, “Business.”

Fourth Quarter 2007 Results (Unaudited)

     Net income for the fourth quarter of 2007 was $6.2 million or $0.20 per diluted share, as compared to $13.3 million or $0.45 per diluted share for the fourth quarter of 2006.

     Net interest income on a tax equivalent basis in the fourth quarter of 2007 increased $1.8 million, or 8.7%, from the same period in 2006. This increase was mainly attributable to higher net earning assets from the East Penn Financial acquisition effective November 16, 2007 and lower interest bearing checking and money market deposit costs. The net interest margin for the fourth quarter of 2007 of 2.76% remained flat as compared to 2.75% for the fourth quarter of 2006.

     Noninterest income of $14.2 million for the fourth quarter of 2007 decreased $4.0 million from the comparable period in 2006. Fourth quarter 2007 growth, however, was achieved over 2006 in wealth management fee income and service charges on deposits. Wealth management fee income rose $1.5 million or 44.5% primarily driven by a higher level of life insurance business at Cornerstone as well as growth in trust assets. Service charges on deposits increased $876,000 or 43.9% mainly from return check and overdraft fees and fees from East Penn deposit accounts. During the fourth quarter of 2007, the Corporation recognized gains from sale-leaseback transactions of $2.8 million and from sales of investment securities of $657,000, while during 2006 the Corporation recognized a gain on the sale of the Honesdale branch of $10.7 million and a loss on sale of investment securities of $674,000.

      Noninterest expense of $23.6 million for the fourth quarter of 2007 increased $5.1 million from the same period in 2006. Salaries and benefits expense rose $1.3 million during the fourth quarter of 2007 from the comparable period in 2006, primarily related to higher staffing levels resulting from new branch openings and the East Penn acquisition. In addition, occupancy expense increased due to several new office locations including the new operations center building in Harleysville and four new branch openings as well as the addition of the East Penn branches. Other expenses increased mostly due to a one-time pre-tax charge of $1.9 million related to the pension plan curtailment, merger expenses of $339,000 and increased professional and consulting fees.

     The following is the summarized (unaudited) consolidated quarterly financial data of the Corporation which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Corporation’s results of operations:

     Table 16—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended 2007 (1)				Three Months Ended 2006 (2)
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in thousands, except per share information)
Interest income	$51,133	$49,022	$47,711	$46,695	$46,661	$45,961	$44,223	$42,096
Interest expense	29,555	28,158	27,556	26,858	26,849	25,347	22,947	20,625
Net interest income	21,578	20,864	20,155	19,837	19,812	20,614	21,276	21,471
Provision for loan losses	4,475	2,525	1,125	2,425	1,200	900	900	1,200
Net interest income after
provision for loan losses	17,103	18,339	19,030	17,412	18,612	19,714	20,376	20,271
Noninterest income	14,171	9,765	10,255	9,147	18,206	8,286	9,923	8,933
Noninterest expense	23,579	18,856	20,141	18,779	18,467	17,560	17,678	17,125
Income before income
tax expense	7,695	9,248	9,144	7,780	18,351	10,440	12,621	12,079
Income tax expense	1,514	2,047	2,065	1,646	5,079	2,533	3,336	3,128
Net income	$6,181	$7,201	$7,079	$6,134	$13,272	$7,907	$9,285	$8,951
Net income per share
Basic	$0.20	$0.25	$0.25	$0.21	$0.46	$0.27	$0.32	$0.31
Diluted	$0.20	$0.25	$0.24	$0.21	$0.45	$0.27	$0.32	$0.30
____________________

(1)	The results of operations include the acquisition of East Penn Financial effective November 16, 2007 and the sale lease-back of bank properties during the fourth quarter of 2007.

(2)	The results of operations include the sale of the Bank’s Honesdale branch effective November 10, 2006.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee of the Corporation, using policies and procedures approved by the Bank’s Board of Directors, is responsible for managing the rate sensitivity position.

     During the fourth quarter of 2007, the economy has experienced a continued decline in the housing market, reductions in credit facilities, rising food and energy prices, all resulting in short-term rate reductions by the Federal Open Market Committee. This has created a challenging interest rate environment for the Corporation which has impacted our interest rate sensitivity exposure. Information on quantitative and qualitative disclosures about market risk is incorporated by reference to the discussion contained in Item 7, under the caption “Interest Rate Sensitivity,” and Table 13, “Contractual Repricing Data of Interest Sensitive Assets and Liabilities,” and Table 14, “Market Value of Equity.”

Item 8. Financial Statements and Supplementary Data

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Cash and due from banks	$73,930	$61,895
Federal funds sold and securities purchased under agreements to resell	131,600	59,000
Interest-bearing deposits in banks	3,873	3,975
Total cash and cash equivalents	209,403	124,870
Residential mortgage loans held for sale	1,140	1,857
Investment securities available for sale	925,568	853,010
Investment securities held to maturity (market value $57,518 and $59,297, respectively)	57,347	58,879
Loans and leases	2,459,683	2,045,498
Less: Allowance for loan losses	(27,328)	(21,154)
Net loans	2,432,355	2,024,344
Premises and equipment, net	32,518	33,785
Accrued interest receivable	16,456	14,950
Goodwill	111,155	43,956
Intangible assets, net	13,340	7,282
Bank-owned life insurance	72,269	61,720
Other assets	31,450	25,175
Total assets	$3,903,001	$3,249,828
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$358,258	$327,973
Interest-bearing:
Checking	482,104	539,974
Money market	796,325	662,966
Savings	145,681	133,370
Time deposits	1,202,690	852,572
Total deposits	2,985,058	2,516,855
Federal funds purchased and securities sold under agreements to repurchase	101,493	96,840
Other short-term borrowings	2,015	1,357
Long-term borrowings	321,785	239,750
Accrued interest payable	28,810	31,358
Subordinated debt	82,992	51,548
Other liabilities	41,538	17,369
Total liabilities	3,563,691	2,955,077
Shareholders’ equity:
Series preferred stock, par value $1 per share; authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares; issued 31,507,021 shares
in 2007 and 29,074,250 shares in 2006	31,507	29,074
Additional paid-in capital	231,130	194,713
Retained earnings	82,311	79,339
Accumulated other comprehensive loss	(2,566)	(6,103)
Treasury stock, at cost: 174,605 shares in 2007 and 109,767 shares in 2006	(3,072)	(2,272)
Total shareholders’ equity	339,310	294,751
Total liabilities and shareholders’ equity	$3,903,001	$3,249,828

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Interest income
Loans and leases, including fees	$145,319	$134,115	$115,333
Investment securities:
Taxable	34,803	30,296	23,923
Exempt from federal taxes	10,863	10,477	10,846
Federal funds sold and securities purchased under agreements to resell	3,084	3,838	1,451
Deposits in banks	492	215	186
Total interest income	194,561	178,941	151,739
Interest expense
Savings and money market deposits	47,980	38,906	22,319
Time deposits	41,309	36,460	24,330
Short-term borrowings	5,431	5,202	3,972
Long-term borrowings	17,407	15,200	13,997
Total interest expense	112,127	95,768	64,618
Net interest income	82,434	83,173	87,121
Provision for loan losses	10,550	4,200	3,401
Net interest income after provision for loan losses	71,884	78,973	83,720
Noninterest income
Service charges	9,690	8,002	8,202
Gain (loss) on sales of investment securities, net	1,132	(674)	4,794
Gain on sale-leaseback of bank properties	2,788	—	—
Gain on sale of branch	—	10,650	690
Gain on sale of credit card portfolio	—	1,444	—
Wealth management	18,642	14,788	6,651
Bank-owned life insurance	2,489	2,386	2,234
Other income	8,597	8,752	7,419
Total noninterest income	43,338	45,348	29,990
Net interest income after provision for loan losses and
noninterest income	115,222	124,321	113,710
Noninterest expense
Salaries, wages and employee benefits	48,832	44,647	37,441
Occupancy	7,008	5,670	5,176
Furniture and equipment	3,941	3,664	4,231
Marketing	1,617	1,854	2,506
Other expense	19,957	14,995	13,125
Total noninterest expense	81,355	70,830	62,479
Income before income tax expense	33,867	53,491	51,231
Income tax expense	7,272	14,076	12,403
Net income	$26,595	$39,415	$38,828
Net income per share information:
Basic	$0.91	$1.36	$1.34
Diluted	$0.90	$1.34	$1.32
Cash dividends per share	$0.80	$0.75	$0.72
Weighted average number of common shares:
Basic	29,218,671	28,946,847	28,891,412
Diluted	29,459,898	29,353,128	29,490,216

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Treasury
	Stock	Stock	Common			Accumulated
	Number	Number	Stock	Additional		Other
	of	of	Par	Paid in	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	Capital	Earnings	Income (Loss)	Stock	Total	Income (Loss)
	(Dollars and share information in thousands)
Balance January 1, 2005	27,320	(1,043)	$27,320	$160,039	$99,730	$ 1,243	$(17,800)	$270,532
Issuance of stock for stock
options, net of tax
benefits	142	153	142	1,284	—	—	3,027	4,453
Issuance of stock awards	—	—	—	5	—	—	—	5
Stock dividend	38	1,272	38	6,090	(29,535)	—	23,392	(15)
Net income	—	—	—	—	38,828	—	—	38,828	$38,828
Other comprehensive loss, net
of reclassifications and tax	—	—	—	—	—	(9,861)	—	(9,861)	(9,861)
Purchases of treasury stock	—	(446)	—	—	—	—	(9,972)	(9,972)
Cash dividends	—	—	—	—	(20,738)	—	—	(20,738)
Comprehensive income									$28,967
Balance December 31, 2005	27,500	(64)	27,500	167,418	88,285	(8,618)	(1,353)	273,232
Issuance of stock for stock
options, net of excess tax
benefits	192	220	192	1,662	—	—	4,583	6,437
Issuance of stock awards	—	—	—	5	—	—	—	5
Stock-based compensation
expense	—	—	—	440	—	—	—	440
Stock dividend	1,382	—	1,382	25,188	(26,582)	—	—	(12)
Net income	—	—	—	—	39,415	—	—	39,415	$39,415
Other comprehensive income,
net of reclassifications and
tax (1)	—	—	—	—	—	4,050	—	4,050	4,050
Purchases of treasury stock	—	(265)	—	—	—	—	(5,502)	(5,502)
Cash dividends	—	—	—	—	(21,779)	—	—	(21,779)
Comprehensive income									$43,465
Adjustment for adoption of
FAS No. 158, net of tax	—	—	—	—	—	(1,535)	—	(1,535)
Balance December 31, 2006	29,074	(109)	29,074	194,713	79,339	(6,103)	(2,272)	294,751
Issuance of stock for stock
options, net of tax and
excess tax benefits	—	76	—	(386)	—	—	1,391	1,005
Issuance of stock awards	—	—	—	(1)	—	—	5	4
Stock-based compensation
expense	—	—	—	118	—	—	—	118
Net income	—	—	—	—	26,595	—	—	$26,595	$26,595
Other comprehensive income,
net of reclassifications
and tax	—	—	—	—	—	3,537	—	3,537	3,537
Issuance of common stock for
acquisition of East Penn
Financial	2,433	—	2,433	36,686	—	—	—	39,119
Purchases of treasury stock	—	(141)	—	—	—	—	(2,196)	(2,196)
Cash dividends	—	—	—	—	(23,623)	—	—	(23,623)
Comprehensive income									$30,132
Balance December 31, 2007	31,507	(174)	$31,507	$231,130	$82,311	$(2,566)	$(3,072)	$339,310

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Operating activities
Net income	$26,595	$39,415	$38,828
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,550	4,200	3,401
Depreciation and amortization	5,232	4,483	3,909
Net amortization of investment securities discounts/premiums	1,758	3,327	5,890
Deferred income (benefit) expense	(7,859)	659	(5,530)
(Gain) loss on sales of investment securities, net	(1,132)	674	(4,794)
Gain on sale-leaseback of bank properties	(2,788)	—	—
Gain on sale of branch	—	(10,650)	(690)
Gain on sale of credit card portfolio	—	(1,444)	—
Gain on sale of bank subsidiary	—	—	(287)
Bank-owned life insurance income	(2,489)	(2,386)	(2,234)
Stock-based compensation expense	118	440	—
Pension termination expense	1,917	—	—
Net decrease (increase) in accrued interest receivable	307	(1,725)	(1,205)
Net (decrease) increase in accrued interest payable	(4,410)	4,412	2,039
Net decrease (increase) in other assets	5	(8,085)	3,214
Net increase (decrease) in other liabilities	5,773	1,711	(8,850)
Other, net	31	(89)	86
Net cash provided by operating activities	33,608	34,942	33,777
Investing activities
Proceeds from sales of investment securities available for sale	186,218	110,842	273,919
Proceeds from maturity or calls of investment securities held to maturity	1,500	617	9,243
Proceeds from maturity or calls of investment securities available for sale	157,921	158,146	196,161
Purchases of investment securities available for sale	(347,416)	(278,063)	(454,254)
Net increase in loans	(83,162)	(101,554)	(147,029)
Net cash paid due to acquisitions, net of cash acquired	(34,010)	(14,525)	—
Net cash paid in sale of branch	—	(42,472)	(7,431)
Net proceeds from sale of credit card portfolio	—	16,705	—
Net cash received from sale of bank subsidiary	—	—	1,931
Purchases of premises and equipment	(10,912)	(10,783)	(4,783)
Proceeds from sales of premises and equipment	39,712	857	35
Purchase of bank-owned life insurance	—	—	(5,000)
Proceeds from sales of other real estate	13	109	466
Net cash used in investing activities	(90,136)	(160,121)	(136,742)
Financing activities
Net increase in deposits	85,491	225,554	166,472
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(6,429)	8,722	(54,327)
Increase (decrease) in short-term borrowings	658	(395)	(45,461)
Advances of long-term borrowings	125,000	10,000	25,000
Repayments of long-term borrowings	(62,003)	(68,000)	—
Proceeds from subordinated debt issuance	23,196	—	25,774
Cash dividends	(23,623)	(21,779)	(20,738)
Repurchase of common stock	(2,196)	(5,502)	(9,972)
Proceeds from the exercise of stock options	925	5,302	4,453
Excess tax benefits from stock-based compensation	42	948	—
Other, net	—	(12)	(15)
Net cash provided by financing activities	141,061	154,838	91,186
Net increase (decrease) in cash and cash equivalents	84,533	29,659	(11,779)
Cash and cash equivalents at beginning of year	124,870	95,211	106,990
Cash and cash equivalents at end of year	$209,403	$124,870	$95,211
Cash paid during the year for:
Interest	$116,649	$91,435	$62,860
Income taxes	$6,145	$17,088	$18,940
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$51	$128	$288
Acquisition of East Penn Financial, common stock issued	$39,119	—	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies

     Harleysville National Corporation (the Corporation) through its subsidiary bank, Harleysville National Bank (the Bank), provides a full range of banking services including loans, deposits, investment management, trust and investment advisory services to individual and corporate customers primarily located in eastern Pennsylvania. HNC Financial Company and HNC Reinsurance Company are wholly owned subsidiaries of the Corporation. HNC Financial Company’s principal business function is to expand the investment opportunities of the Corporation. HNC Reinsurance Company functions as a reinsurer of consumer loan credit life and accident and health insurance.

     The Corporation and the Bank are subject to regulations of certain state and federal agencies including the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits, the Board of Governors of the Federal Reserve System, as regulator of the holding company and the Office of the Comptroller of Currency. Accordingly, these regulatory authorities periodically examine the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities, the Corporation’s and the Bank’s businesses are susceptible to being affected by state and federal legislation and regulations.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the Corporation and its wholly owned subsidiaries, the Bank, HNC Financial Company, and HNC Reinsurance Company. East Penn Financial Corporation (East Penn Financial) and its banking subsidiary are included in the Corporation’s results effective November 16, 2007. The Cornerstone Companies’ (subsidiaries of the Bank) results of operations are included in the Corporation’s results effective January 1, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation. The accounting and reporting policies of the Corporation and its subsidiaries conform with accounting principles generally accepted in the United States and general practices within the financial services industry.

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

     The historical loss components of the allowance for commercial and industrial loans and commercial real estate loans (collectively “commercial loans”) are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectability of loans. All commercial loans with an outstanding balance over $500,000 are subject to review on an annual basis. Samples of commercial loans with a “pass” rating are individually reviewed annually. Commercial loans that management determines to be potential problem loans are individually reviewed at a minimum annually. The review is accomplished via Watchlist Memorandum, and is designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. Consumer credit and residential real estate reviews are limited to those loans reflecting delinquent payment status. Homogeneous loan pools, including consumer and 1-4 family residential mortgages are not subject to individual review but are evaluated utilizing risk factors such as concentration of one borrower group. The historical loss component of the allowance for these loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by altering the risk window, to reflect current events and conditions.

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

     The historic loss model includes a judgmental component (environmental factors) that reflects management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. The environmental factors are based upon management’s review of trends in the Corporation’s primary market area as well as regional and national economic trends. Management utilizes various economic factors that could impact borrowers’ future ability to make loan payments such as changes in the interest rate environment, product supply shortages and negative industry specific events. Management utilizes relevant articles from newspapers and other publications that describe the economic events affecting specific geographic areas and other published economic reports and data. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit risk management staff to assess the direction of credit risk and its instant effect on losses. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the specific segments of the portfolio based on the historic loss component.

     Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer” requires impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. The Company evaluates the assets acquired in its acquisitions for applicability to this statement.

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

     The Corporation accounts for its transfers and servicing financial assets in accordance with SFAS No. 156, “Amending Accounting for Separately Recognized Servicing Assets and Liabilities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. The Corporation initially recognizes and measures at fair value its servicing assets and allocates the carrying amount between the assets sold based on the relative fair values at the date of transfer. The Corporation recognizes and initially measures at fair value, a servicing asset each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Corporation uses the amortization method for subsequent measurement of its servicing assets. Servicing assets are amortized in proportion to and over the period of net servicing income and assessed for impairment based on fair value at each reporting period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangible assets with finite useful lives are amortized on a straight-line basis or sum of the years digits basis over their estimated lives (ranging from five to ten years) and identifiable intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and price/earnings multiple under the market approach. Any impairment loss related to goodwill and other intangible assets is reflected as other noninterest expense in the statement of operations in the period in which the impairment was determined. No assurance can be given that future impairment tests will not result in a charge to earnings. See Note 2 – Acquisitions / Dispositions and Note 8 – Goodwill and Other Intangibles for additional information.

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

     The Corporation enters into interest rate swap contracts to modify the interest rate characteristics from variable to fixed in order to reduce the impact of interest rate changes on future net interest income. Net amounts payable or receivable from these contracts are accrued as an adjustment to interest income or interest expense of the related asset or liability. Interest rate swap agreements are designated as either cash flow hedges or fair value hedges. For cashflow hedges, the fair value of these derivatives is reported in other assets or other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Amounts reclassed into earnings, when the hedged transaction culminates, are included in net interest. Ineffectiveness of the strategy, as defined under SFAS 133, if any, is reported in net interest. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheet with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest in the Corporation’s income statement. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

     The Corporation recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) adopted at January 1, 2006 under the modified prospective application method of transition. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Corporation utilizes the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. For grants subject to a market condition, the Corporation utilizes a Monte Carlo simulation to estimate the fair value and determine the derived service period. Compensation is recognized over the derived service period with any unrecognized compensation cost immediately recognized when the market condition is met. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with SFAS 123(R), the Corporation estimates the number of options for which the requisite service is expected to be rendered. Prior to January 1, 2006, the Corporation followed SFAS 123 and Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. See Note 14 – Stock-Based Compensation for additional information.

     In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, “Certain Assumptions Used in Valuation Methods.” SAB 110 expresses the views of the staff regarding the use of a “simplified” method as discussed in SAB No. 107, “Share-Based Payment,” in developing an estimate of expected term of “plain vanilla” share options in accordance with FAS 123(R). The staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. Under SAB 110, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007 to help public companies, mostly small firms, that lack historical data on the exercising of options by employees. SAB 110 is not expected to have any material impact on the Corporation’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

Pension Plans

     The Corporation has certain employee benefit plans covering substantially all employees. The Corporation accrues service cost as incurred. The Corporation’s current measurement date for plan assets and obligations is fiscal year-end. The Corporation’s defined benefit pension plan was frozen at the current benefit levels as of December 31, 2007 at which time the accrual of future benefits for eligible employees ceased. The Corporation accounts for its Pension Plan in accordance with SFAS No. 87 “Employers’ Accounting for Pensions,” and SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” as amended by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158, effective at the end of fiscal year 2006, requires companies to recognize the funded status of defined benefit pension plans on the balance sheet and recognize changes in the funded status of the plan in the year in which the changes occur. See Note 12 – Pension Plans for additional information.

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

Earnings Per Share

     The Corporation follows the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of the Corporation’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting. The effects of securities or other contracts to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends.

Marketing Costs

     It is the Corporation’s policy to expense marketing costs in the period in which they are incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

Variable Interest Entities

     Harleysville Statutory Trust I (Trust I), HNC Statutory Trust II (Trust II), HNC Statutory Trust III (Trust III), HNC Statutory Trust IV (Trust IV), and East Penn Statutory Trust, (collectively, the Trusts) are considered variable interest entities under FASB Interpretation 46, “Consolidation of Variable Interest Entities,” as revised (FIN 46R). Accordingly, the Corporation is not considered the primary beneficiary and therefore the Trusts are not consolidated in the Corporation’s financial statements.

Recent Accounting Pronouncements

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007).” FAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This Statement is broader than SFAS 141, which only applied to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses including combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. SFAS 141 (R) requires those costs to be recognized separately from the acquisition. In accordance with SFAS 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. SFAS 141(R) requires the acquirer to recognize those restructuring costs that do not meet the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as an expense as incurred. Acquisition related transaction costs will be expensed as incurred. SFAS 141(R) requires an acquirer to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that they meet the definition of an asset or a liability on the acquisition date. Under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Additionally, under SFAS 141(R), the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Corporation is currently assessing the impact of the adoption of this FAS 141(R) on its financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Corporation is currently assessing the impact of the adoption of SFAS 160 on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

     In November 2007, the SEC issued SAB 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” The SEC staff’s current view is that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of derivative and other written loan commitments that are accounted for at fair value through earnings. That view is consistent with the guidance in Financial Accounting Standards Board (FASB) No. 156, “Accounting for Servicing of Financial Assets” and FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SAB 109 retains the view expressed in SAB 105 that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance in SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 is not expected to have a material impact on the Corporation’s financial statements.

     In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial statements.

     In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” FIN 39-1 permits a reporting entity that is party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against the fair value amounts recognized against derivative instruments that had been offset under the same master netting arrangement. This FSP also replaces the terms “conditional contracts” and “exchange contracts” with the broader term “derivative instruments.” FIN 39-1 applies to fiscal years beginning after November 15, 2007. A reporting entity also must recognize the effects of initial adoption as a change in accounting principle through retrospective application for all periods presented, unless it is impracticable to do so. The Corporation has chosen not to adopt FIN 39-1 due to the immaterial impact on the Corporation’s financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effective adjustment to the opening balance of retained earnings. At each subsequent reporting date, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied only to entire instruments. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, the cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that began on or before November 15, 2007, provided that the entity also elected to apply the provisions of SFAS 157, “Fair Value Measurements.” The Corporation is not currently electing to measure any additional financial instruments at fair value under this Statement and the adoption of FAS 159 is not expected to have a material impact on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Statement will require the Corporation to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. The definition and framework apply to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. The Statement also requires expanded disclosure in interim and annual financial statements about how the Corporation uses fair value. The disclosures focus on items measured at fair value based on significant unobservable inputs and the effect of fair value measurements on earnings. The disclosures are only required for items recognized and reported at fair value in the financial statements. The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Corporation’s financial statements, or disclosed at fair value in the Corporation’s notes to the financial statements. Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by this Statement when measuring fair value. As a result, the Corporation will not be required to recognize any new instruments at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application was encouraged. Prospective application of the provisions of SFAS 157 is required as of the beginning of the fiscal year in which it is initially applied, except for certain circumstances specified in the Statement that require retrospective application. In March 2008, the FASB issued FSP FAS 157-2 to partially delay the effective implementation of SFAS 157 until fiscal years beginning after November, 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). Assets and liabilities currently reported or disclosed at fair value on a recurring basis in the Corporation’s financial statements include investment securities, impaired loans, residential mortgage loans held for sale, mortgage servicing rights and derivatives. The Corporation does not anticipate any material impact on its financial statements upon partial adoption of FAS 157 for its fiscal year beginning January 1, 2008. The Corporation is in the process of assessing the impact of the adoption of SFAS 157 for its fiscal year beginning January 1, 2009 relating to nonfinancial assets and liabilities on the Corporation’s financial statements including goodwill and other intangible assets.

     At its September 2006 meeting, the EITF reached a final consensus on Issue 06–05, “Accounting for Purchases of Life Insurance–Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85–4.” Issue 06-05 concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85–4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on a individual–life by individual–life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06–05 should be adopted through either (1) a change in accounting principle through a cumulative–effect adjustment to retained earnings as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. Issue 06–05 is effective for fiscal years beginning after December 15, 2006. The application of Issue 06–05 did not have a material effect on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

     At its September 2006 meeting, the EITF reached a final consensus on Issue 06–04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements.” In accordance with the EITF consensus, an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” or APB Opinion No. 12, “Omnibus Opinion 1967.” Furthermore, the purchase of a split–dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. The provisions of Issue 06–04 are to be applied through either a cumulative–effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. Issue 06–04 is effective for annual or interim reporting periods beginning after December 15, 2007. The application of Issue 06-04 is not expected to have a material effect on the Corporation’s financial statements.

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Corporation’s implementation of this interpretation did not have a material impact on the Corporation’s financial position or results of operations and did not result in an adjustment to opening retained earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Acquisitions / Dispositions

     On December 27, 2007, the Bank settled and closed an agreement to sell fifteen properties to affiliates of American Realty Capital, LLC (“ARC”) in a sale-leaseback transaction. The properties are located throughout Berks, Bucks, Lehigh, Montgomery, Northampton, and Carbon counties. Under the leases, the Bank will continue to utilize the properties in the normal course of business. Lease payments on each property are institution-quality, triple net leases with an initial annual aggregate base rent of $3.0 million with annual rent escalations equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.0 percent commencing in the second year of the lease term. As tenant, the Bank will be fully responsible for all costs associated with the operation, repair and maintenance of the properties during the lease terms and will be recorded as occupancy expense. The agreement provides that each lease will have a term of 15 years, commencing on the closing date for the Agreement. The agreement also contains options to renew for periods aggregating up to 45 years. Under certain circumstances these renewal options are subject to revocation by the lessor. The Bank received net proceeds of $38.2 million and recorded a gain on sale from the transaction of $2.3 million (pre-tax) representing a portion of the total gain of $18.9 million. The remaining gain will be deferred and amortized through a reduction of occupancy expense over the 15-year term of the leases an annual amount of approximately $1.1 million. The properties sold had a carrying value of $19.5 million. The Corporation also completed a separate sale-leaseback of office space in October 2007 receiving net proceeds of $1.5 million with a recognized pre-tax gain of $473,000. The deferred gain of $552,000 will be amortized over 10-year term of the lease.

     Effective November 16, 2007, the Corporation completed its acquisition of East Penn Financial Corporation (East Penn Financial). Under the terms of the Agreement and Plan of Merger dated as of May 15, 2007, as amended August 29, 2007, East Penn Financial was acquired by Harleysville National Corporation and East Penn Financial’s wholly owned subsidiary, East Penn Bank, a $451 million state chartered, FDIC insured bank, offering deposit and lending services throughout the Lehigh Valley, PA merged with and into Harleysville National Bank. These transactions were effective on November 16, 2007. Headquartered and founded in Emmaus, PA in 1990, East Penn Financial had nine banking offices located in Lehigh, Northampton and Berks Counties. The acquisition expands the branch network that the Corporation has in the Lehigh Valley and its opportunity to provide East Penn customers with a broader mix of products and services. East Penn Financial’s results of operations are included in the Corporation’s results from the date of acquisition, November 16, 2007.

     The Corporation acquired 100% of the outstanding shares of East Penn Financial. Based on the terms of the merger agreement and stock prices at the effective time of the merger, the transaction was valued at approximately $85.0 million or $13.41 per share of East Penn Financial stock. Each shareholder of East Penn Financial had the right to elect to receive either cash only or the Corporation’s shares only for each share of East Penn Financial stock, but could receive a combination of both in the aggregate, subject to the allocation provisions set forth in the Merger Agreement. The amount of final per share consideration was based on a formula that was determined by the average of the closing prices for the Corporation’s common stock for the twenty business day period ending eleven business days before the effective time of the merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Acquisitions / Dispositions (Continued)

East Penn Financial shares of 2,890,125 were exchanged at a conversion ratio of .8416 for 2,432,771 shares of the Corporation’s common stock and East Penn Financial shares of 3,444,229 were exchanged for cash consideration of $14.50 per share totaling $49.9 million. East Penn Financial stock options of 136,906 were exchanged for cash consideration of $792,000 and options of 29,092 were exchanged at a conversion ratio of .8416 to acquire 25,480 shares of the Corporation’s common stock options, with exercise prices ranging from $5.94 to $13.07 per share with a total fair value of $111,000. The allocation of the Corporation’s common stock and cash was such that the East Penn Financial shareholders did not recognize gain or loss for federal income tax purposes on those East Penn Financial shares that were exchanged for the Corporation’s common stock in the merger.

     The following table summarizes the fair values of East Penn Financial’s assets acquired and liabilities assumed at the date of acquisition. This transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”

At November 16,
2007
(Dollars in thousands)
Assets:
Cash and cash equivalents	$18,431
Investment securities available for sale	66,151
Loans	337,666
Less: Allowance for loan losses	(3,250)
Net loans	334,416
Other assets	32,139
Total assets	$451,137
Liabilities:
Noninterest-bearing deposits	$46,401
Interest-bearing deposits	336,311
Short-term borrowings	11,082
Long-term borrowings	19,038
Other liabilities	11,873
Total liabilities	$424,705
Net assets acquired	$26,432

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Acquisitions / Dispositions (Continued)

     Goodwill of $64.9 million was recorded in connection with the acquisition of East Penn Financial and allocated to the Community Banking segment. The following table provides the calculation of the goodwill. Management is in the process of evaluating and finalizing the identifiable intangible assets and purchase accounting adjustments, thus the allocation of the purchase price is subject to refinement. The following table provides the calculation of the goodwill:

(Dollars in
thousands)
Purchase Price:
Purchase price assigned to shares exchanged for stock	$39,119
Purchase price assigned to shares exchanged for cash	49,941
Transaction costs	2,246
Total purchase price	91,306
Net Assets Acquired:
Seller shareholders’ equity	25,846
Estimated adjustments to reflect assets acquired at fair value:
Investments	(1,102)
Loans (8 year weighted average life)	(4,123)
Premises and equipment (39 year weighted average life)	1,204
Core deposit intangible (4 year weighted average life)	6,422
Estimated amount allocated to liabilities assumed at fair value:
Time deposits (1 year weighted average life)	(703)
FHLB borrowings (1 year weighted average life)	(38)
Deferred tax liability	(1,074)
Net assets acquired	26,432
Goodwill(1)	$64,874
____________________

(1)	Goodwill is not expected to be deductible for tax purposes.

     The fair value of certain assets and certain liabilities were based on quoted market prices from reliable market sources. When quoted market prices were not available, the estimated fair values were based upon the best information available, including obtained prices for similar assets and liabilities, and the results of using other valuation techniques. The prominent other valuation techniques used were the present value technique and appraisal/third party valuations. When the present value technique was employed, the associated cash flow estimates incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Corporation used its own assumptions in an effort to determine a reasonable fair value. In other instances, the Corporation assumed the historical book value of certain assets and liabilities represented a reasonable proxy of fair value. The Coporation determined that there were no other categories of identifiable intangible assets arising from the East Penn Financial acquisition other than the core deposit intangible. The Corporation also determined that there were no material purchase accounting adjustments needed with respect to SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Acquisitions / Dispositions (Continued)

     On March 1, 2007, the Cornerstone Companies, a subsidiary of the Bank, completed a selected asset purchase of McPherson Enterprises and related entities (McPherson), registered investment advisors specializing in estate and succession planning and life insurance for high-net-worth construction and aggregate business owners and families throughout the United States. Located in Towson, Maryland, McPherson became a part of the Cornerstone Companies, a component of the Bank’s Millennium Wealth Management division. The Bank paid $1.5 million in cash. Goodwill of $1.1 million and customer relationship intangibles of $375,000 (with a weighted average amortization period of ten years) were recorded in connection with the asset purchase.

     On November 10, 2006, the Bank completed the sale of its Honesdale branch located in Wayne County, Pennsylvania with deposits of $74.2 million, as well as loans and other assets of $22.5 million to First National Community Bank. In connection with the sale, the Bank paid net cash of $42.5 million and recorded a gain in the fourth quarter of 2006, net of federal income taxes, of $6.9 million or $.24 per diluted share. The sale of this single Wayne County location allowed the Bank to focus on expanding within its core markets and also helped to provide the resources required to support strategic initiatives.

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

     Effective January 1, 2006, the Bank completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm serves clients throughout Pennsylvania and other mid-Atlantic states. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2007 and 2006, the minimum operating results were met resulting in earn-out payments of $1.2 million and $1.0 million for each year, respectively, which were recorded as additional goodwill. At December 31, 2007, the remaining maximum payout is $4.8 million through 2010. The Cornerstone Companies acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Cornerstone Companies results of operations are included in the Corporation’s results from the effective date of the acquisition, January 1, 2006. Goodwill of $12.4 million (including the earn-out payments) and customer relationship intangibles of $3.9 million (with a weighted average amortization period of nine years) were recorded in connection with the acquisition and allocated to the Wealth Management segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 3—Restrictions on Cash and Due from Banks

     As of December 31, 2007 and 2006, the Bank did not need to maintain reserves (in the form of deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.

Note 4—Investment Securities

     The amortized cost, unrealized gains and losses, and the estimated fair value of the Corporation’s investment securities available for sale and held to maturity are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of other U.S. government agencies
and corporations	$98,926	$122	$(314)	$98,734
Obligations of states and political subdivisions	228,125	1,261	(950)	228,436
Mortgage-backed securities	516,560	2,347	(2,918)	515,989
Other securities	85,729	139	(3,459)	82,409
Total investment securities available for sale	$929,340	$3,869	$(7,641)	$925,568
Held to maturity
Obligations of other U.S. government agencies
and corporations	$3,868	$29	$—	$3,897
Obligations of states and political subdivisions	53,479	354	(212)	53,621
Total investment securities held to maturity	$57,347	$383	$(212)	$57,518

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of other U.S. government agencies
and corporations	$122,139	$—	$(2,183)	$119,956
Obligations of states and political subdivisions	201,241	1,023	(621)	201,643
Mortgage-backed securities	481,126	388	(5,407)	476,107
Other securities	55,999	163	(858)	55,304
Total investment securities available for sale	$860,505	$1,574	$(9,069)	$853,010
Held to maturity
Obligations of other U.S. government agencies
and corporations	$3,856	$—	$(62)	$3,794
Obligations of states and political subdivisions	55,023	584	(104)	55,503
Total investment securities held to maturity	$58,879	$584	$(166)	$59,297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 4—Investment Securities (Continued)

     The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	December 31, 2007
	Less than 12 months			12 months or longer			Total
Description of	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
Obligations of other
U.S. government
agencies and
corporations	3	$6,964	$(7)	24	$64,392	$(307)	27	$71,356	$(314)
Obligations of states
and political
subdivisions	46	37,484	(415)	82	41,769	(747)	128	79,253	(1,162)
Mortgage-backed
securities	26	58,067	(730)	77	132,269	(2,188)	103	190,336	(2,918)
Other securities	20	51,552	(1,896)	8	13,062	(1,563)	28	64,614	(3,459)
Totals	95	$154,067	$(3,048)	191	$251,492	$(4,805)	286	$405,559	$(7,853)

	December 31, 2007
	Less than 12 months			12 months or longer			Total
Description of	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
Obligations of other
U.S. government
agencies and
corporations	1	$4,025	$(34)	44	$114,725	$(2,211)	45	$118,750	$(2,245)
Obligations of states
and political
subdivisions	66	33,542	(137)	102	49,930	(588)	168	83,472	(725)
Mortgage-backed
securities	38	143,354	(688)	94	210,434	(4,719)	132	353,788	(5,407)
Other securities	8	11,452	(122)	6	19,421	(736)	14	30,873	(858)
Totals	113	$192,373	$(981)	246	$394,510	$(8,254)	359	$586,883	$(9,235)

     The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of December 31, 2007 because the unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer. There were 191 individual securities in a continuous unrealized loss position for twelve months or longer as of December 31, 2007. The Corporation recognized a other-than temporary charge of $55,000 during the third quarter of 2007 as a result of an equity holding in a financial institution which was purchased by another institution at a lower than cost share price. In conjunction with the closing of the merger during the fourth quarter of 2007, the Corporation exchanged its equity holding in the financial institution for cash.

     Securities with a carrying value of $756.3 million and $617.4 million at December 31, 2007 and 2006, respectively, were pledged to secure public funds, customer trust funds, government deposits and repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 4—Investment Securities (Continued)

     The amortized cost and estimated fair value of investment securities, at December 31, 2007, by contractual maturities are shown in the following table. Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$20,316	$20,225
Due after one year through five years	—	—	43,301	43,278
Due after five years through ten years	3,598	3,610	102,135	101,581
Due after ten years	53,749	53,908	216,981	215,466
	57,347	57,518	382,733	380,550
Mortgage-backed securities	—	—	516,560	515,989
Equity securities	—	—	30,047	29,029
Totals	$57,347	$57,518	$929,340	$925,568

     The components of net realized gains on sales of investment securities were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Gross realized gains	$1,329	$445	$5,812
Gross realized losses	(197)	(1,119)	(1,018)
Net realized gain (loss) on sales of investment securities	$1,132	$(674)	$4,794

Note 5—Loans

     Major classifications of loans are as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Real estate (including loans held for sale, at cost of $1,140 and $1,857)	$959,716	$846,510
Commercial and industrial	728,293	506,149
Consumer loans	764,860	682,307
Lease financing	2,564	7,588
Total loans	2,455,433	2,042,554
Deferred costs, net	5,390	4,801
Allowance for loan losses	(27,328)	(21,154)
Net loans (including loans held for sale)	$2,433,495	$2,026,201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Loans (Continued)

     On December 31, 2007, nonaccrual loans were $21.1 million and loans 90 days or more past due and still accruing interest were $857,000. On December 31, 2006, nonaccrual loans were $15.2 million and loans 90 days or more past due and still accruing interest were $2.4 million. The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2007, interest accrued on nonaccruing loans and not recognized as interest income was $982,000 and interest paid on nonaccruing loans of $331,000 was recognized as interest income. During 2006, interest accrued on nonaccruing loans and not recognized as interest income was $788,000 and interest paid on nonaccruing loans of $191,000 was recognized as interest income. During 2005, interest accrued on nonaccruing loans and not recognized as interest income was $310,000, and interest paid on nonaccruing loans of $250,000 was recognized as interest income.

     The balance of impaired loans was $9.8 million at December 31, 2007 compared to $3.9 million at December 31, 2006. At December 31, 2007 and 2006, impaired loans with specific loss allowances were $9.8 million and $3.9 million and the related allowance for loan losses were $2.2 million and $678,000, respectively. The average impaired loan balance was $7.5 million in 2007, compared to $3.2 million and $1.5 million in 2006 and 2005, respectively. The income recognized on impaired loans during 2007, 2006 and 2005 was $31,000, $60,000 and $33,000, respectively. Impaired loans are included in the nonaccrual loan total.

     The Bank has no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2007 and 2006. The Bank actively monitors the risk of loan concentration.

     The Bank continued to pursue new lending opportunities while seeking to maintain a portfolio that is diverse as to industry concentration, type and geographic distribution. The Bank’s geographic lending area is primarily concentrated in Montgomery, Bucks, Carbon, Chester Berks, Lehigh, Monroe and Northampton counties.

     At December 31, 2007 and 2006, residential mortgage loans serviced for others totaled $335.8 million (of which $5.8 million is with recourse assumed from the East Penn Financial acquisition in 2007) and $330.6 million, respectively.

     Loans to directors, executive officers and their associates are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Activity of these loans is as follows:

	Year Ended December 31,
	2007 (1)	2006	2005
	(Dollars in thousands)
Balance, January 1	$17,393	$22,099	$22,863
New loans	4,451	66,666	75,230
Repayments and other reductions	(9,801)	(71,372)	(75,994)
Balance, December 31	$12,043	$17,393	$22,099
____________________

(1)	A director’s affiliation with a borrower ended during the fourth quarter of 2006 accounting for the majority of the decrease in activity during 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 6—Allowance for Loan Losses

     The table below summarizes the changes in the allowance for loan losses:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$21,154	$19,865	$18,455
Provision for loan losses	10,550	4,200	3,401
Reserve from East Penn Financial acquisition	3,250	—	—
Loans charged off	(8,142)	(3,711)	(3,047)
Recoveries	516	800	1,056
Balance, end of year	$27,328	$21,154	$19,865

Note 7—Premises and Equipment

     Premises and equipment consist of the following:

	Estimated	December 31,
	Useful Lives	2007	2006
		(Dollars in thousands)
Land	Indefinite	$3,397	$4,446
Buildings	15-39 years	22,146	31,963
Furniture, fixtures and equipment	3-7 years	41,357	35,958
Total cost		66,900	72,367
Less accumulated depreciation and amortization		(34,382)	(38,582)
Premises and equipment, net		$32,518	$33,785

     Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $4.0 million, $3.3 million and $3.4 million, respectively.

Note 8—Goodwill and Other Intangibles

     Goodwill and identifiable intangibles were $111.2 million and $10.6 million, respectively at December 31, 2007, and $44.0 million and $4.7 million, respectively at December 31, 2006.

     The changes in the carrying amount of goodwill by business segment were as follows:

	Community	Wealth
	Banking	Management	Total
	(Dollars in thousands)
Balance, January 1, 2006	$31,552	$—	$31,552
Additions to goodwill from acquisitions	—	12,404	12,404
Balance, December 31, 2006	31,552	12,404	43,956
Additions to goodwill from acquisitions	64,874	2,325	67,199
Balance, December 31, 2007	$96,426	$14,729	$111,155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 8—Goodwill and Other Intangibles (Continued)

     The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at December 31, 2007 and 2006 are presented below:

	December 31,
	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)
Core deposit intangibles	$8,351	$1,061	$1,929	$733
Other identifiable intangibles	4,288	927	3,913	448
Total	$12,639	$1,988	$5,842	$1,181

     Management performed its annual review of goodwill at June 30, 2007 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and determined that there was no impairment of goodwill and other identifiable intangible assets. For further information related to goodwill and intangible assets, see Note 2 – Acquisitions / Dispositions.

     The remaining weighted average amortization period of core deposit intangibles is four years, other identifiable intangibles is eight years and the combined intangibles is five years. The amortization of core deposit intangibles allocated to the Community Banking segment was $328,000, $246,000 and $246,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $479,000 and $448,000 for the years ended December 31, 2007 and 2006, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $1.9 million, $1.8 million, $1.6 million, $1.4 million and $1.1 million for 2008, 2009, 2010, 2011 and 2012, respectively.

     Mortgage servicing rights of 2.7 million and $2.6 million at December 31, 2007 and 2006, respectively are included on the Corporation’s balance sheet in other intangible assets and subsequently measured using the amortization method. The mortgage servicing rights had a fair value of $3.3 million and $3.8 million at December 31, 2007 and 2006, respectively. The Corporation’s mortgage servicing rights are not considered material to its financial statements and therefore additional disclosures are not provided.

Note 9—Deposits

     Time deposits with balances of $100,000 or more were $483.7 million and $302.0 million at December 31, 2007 and 2006, respectively.

     Deposits from directors and executive officers of the Corporation were approximately $2.9 million and $3.1 million as of December 31, 2007 and 2006, respectively.

     At December 31, 2007, scheduled maturities of certificates of deposit are as follows:

Amount
(Dollars in thousands)
2008	$835,496
2009	243,925
2010	92,034
2011	26,195
2012	4,854
Thereafter	186
Total	$1,202,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 10—Borrowings

Federal Funds Lines of Credit with Correspondent Banks

     Total federal funds lines of credit with correspondent banks at December 31, 2007 were $195.0 million all of which is unused. These lines of credit are available for overnight funds and the rate is based on the correspondent bank’s quoted rate at the time of the transaction.

Securities Sold under Agreements to Repurchase

     As of December 31, 2007, long- term securities sold under agreements to repurchase with private entities were $105.0 million. The maturity dates range from 2011 through 2012, with call dates ranging from 2008 to 2009. The weighted average interest rate as of December 31, 2007 was 4.71%. Additionally, the Corporation had $101.5 million of short-term securities sold under agreements to repurchase. As of December 31, 2006, the Corporation’s securities sold under agreements to repurchase were $96.8 million, all of which were short-term.

Federal Home Loan Bank Advances

     Federal Home Loan Bank (FHLB) advances at December 31, 2007 totaled $216.8 million, all of which were long-term with a weighted average interest rate of 4.37%. FHLB advances at December 31, 2006 totaled $239.8 million, all of which were long-term with a weighted average interest rate of 4.32%. The advances are collateralized by FHLB stock and certain first mortgage loans and mortgage-backed securities. Advances are made pursuant to several different credit programs offered from time to time by the FHLB. Unused lines of credit with the FHLB were $363.1 million at December 31, 2007 and $181.7 million at December 31, 2006.

     At December 31, 2007, scheduled maturities of long-term borrowings with the FHLB are as follows:

		Weighted
	Balance	Average Rate
	(Dollars in thousands)
2008	$57,000	4.73%
2009	40,750	4.13%
2010	14,000	4.34%
2011	30,000	4.84%
2012	25,000	4.56%
Thereafter	50,000	3.78%
Total	$216,750	4.37%

Trust Preferred Subordinated Debentures

     As of December 31, 2007, the Corporation has five statutory trust affiliates (collectively, the Trusts). These trusts were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to the Corporation for general corporate purposes. The Trusts hold, as their sole assets, subordinated debentures of the Corporation. The trust preferred securities represent undivided beneficial interests in the assets of the Trusts. The Corporation owns all of the trust preferred securities of the Trusts. The Trusts qualify as variable interest entities under FIN 46R and are not consolidated in the Corporation’s financial statements.

     The trust preferred securities require quarterly distributions to the holders of the trust preferred securities at a rate per annum equal to the interest rate on the debentures held by that trust. The Corporation has the right to defer payment of interest on the debentures, at any time or from time to time for a period not exceeding five years, provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the trust securities will also be deferred, and the Corporation shall not pay dividends or distributions on, or redeem, purchase or acquire any shares of its capital stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 10—Borrowings (Continued)

     The trust preferred securities must be redeemed upon the stated maturity dates of the subordinated debentures. The Corporation may redeem the debentures, in whole but not in part, (except for Harleysville Statutory Trust II which may be redeemed in whole or in part) at any time within 90 days at the specified special event redemption price following the occurrence of a capital disqualification event, an investment company event or a tax event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval. For HNC Statutory Trust II, III and IV and East Penn Statutory Trust I, the Corporation also may redeem the debentures, in whole or in part, at the stated optional redemption dates (after five years from the issuance date) and quarterly thereafter, subject to regulatory approval if required. The optional redemption price is equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest on the debentures to the redemption date. For Harleysville Statutory Trust I, the Corporation may redeem the debt securities, in whole or in part, at the stated optional redemption date of February 22, 2011 and semi-annually thereafter, subject to regulatory approval if required. The redemption price on February 22, 2011 is equal to 105.10% of the principal amount, and declines annually to 100.00% on February 22, 2021 and thereafter, plus accrued and unpaid interest on the debentures to the redemption date.

     The Corporation’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations under the trust preferred securities.

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

     The following table is a summary of the subordinated debentures as of December 31, 2007 as originated by the Corporation and assumed from the acquisition of East Penn Financial during 2007:

		Principal
	Principal	Amount of
	Amount of	Trust
	Subordinated	Preferred
Trust Preferred Subordinated Debentures	Debentures	Securities
	(Dollars in thousands)
Issued to Harleysville Statutory Trust I in February 2001, matures in February 2031,
interest rate of 10.20% per annum	$5,155	$5,000
Issued to HNC Statutory Trust II in March 2004, matures in April 2034, interest rate of
three-month London Interbank Offered Rate (LIBOR) plus 2.70% per annum	20,619	20,000
Issued to HNC Statutory Trust III in September 2005, matures in November 2035, bearing interest at 5.67% per annum through November 2010 and thereafter three-month
LIBOR plus 1.40% per annum	25,774	25,000
Issued to HNC Statutory Trust IV in August 2007, matures in October 2037, bearing interest at 6.35% per annum through October 2012 and thereafter three-month LIBOR
plus 1.28% per annum	23,196	22,500
Issued to East Penn Statutory Trust I in July 2003, matures in September 2033, interest rate of 6.80% per annum through September 2008 and thereafter at three-month LIBOR
plus 3.10% per annum	8,248	8,000
Total	$82,992	$80,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Income Taxes

Uncertain Tax Positions

     The Corporation adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Previously, the Corporation had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by Interpretation on 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Corporation applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007, was $175,000.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$175,000
Additions based on tax positions related to prior years	26,000
Additions based on tax positions related to the current year	48,000
Balance at December 31, 2007	$249,000

     The amount of unrecognized tax benefits at December 31, 2007, includes $249,000 of unrecognized tax benefits which, if ultimately recognized, will reduce the Corporation’s annual effective tax rate.

     The Corporation is subject to income taxes in the U.S. federal jurisdiction, and various states, the majority of activity residing in Pennsylvania. The statue of limitations for Pennsylvania has expired on years prior to 2003. The expiration of the statute of limitations related to the various state income tax returns the Corporation and subsidiaries file, varies by state, and are expected to expire over the term of 2008 through 2012.

     The Corporation’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. Interest accrued was $17,000 and $43,000 as of January 1st and December 31st, 2007, respectively. No penalties have been accrued to date.

     The components of income tax expense were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Current income tax expense:
Federal	$15,943	$13,221	$17,814
State	245	162	119
Total current income tax expense	16,188	13,383	17,933
Deferred income tax	(8,916)	693	(5,530)
Total income tax expense	$7,272	$14,076	$12,403

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Income Taxes (Continued)

     The effective income tax rates of 21.5% for 2007, 26.3% for 2006 and 24.2% for 2005 were less than the applicable federal income tax rate of 35% for each year. The reasons for these differences follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Expected income tax expense	$12,102	$18,779	$18,008
Tax-exempt income net of interest disallowance	(4,707)	(4,740)	(5,078)
Other	(123)	37	(201)
Tax benefit from sale of Cumberland Advisors, Inc	—	—	(326)
Actual income tax expense	$7,272	$14,076	$12,403

     The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2007		2006
	Asset	Liability	Asset	Liability
	(Dollars in thousands)
Allowance for loan losses	$8,494	$—	$7,404	$—
Lease assets	—	1,666	—	3,692
Deferred loan fees	—	2,895	—	2,637
Deferred compensation	2,936	—	2,796	—
Pension	595	—	—	102
Stock-based compensation expense	40	—	34	—
Mortgage servicing rights	—	941	—	917
Depreciation	—	513	—	288
Net operating loss carryforward	—	—	208	—
Unrealized loss on investment securities	1,320	—	2,623	—
Net unrealized gain on derivative used for cash flow
hedge	62	—	—	164
Unrealized loss on pension liability	—	—	826	—
Purchase accounting adjustments	—	1,284	—	561
Deferred gain on sale-leaseback of bank properties	5,979	—	—	—
Other	—	1,857	—	989
Total deferred taxes	$19,426	$9,156	$13,891	$9,350

     As a result of the acquisition of East Penn Financial during 2007, the Corporation recorded a net deferred tax liability of approximately $1.3 million. For additional information related to the deferred gain on sale-leaseback of bank properties during 2007 of $6.0 million, see Item 8, Note 2, “Notes to Consolidated Financial Statements—Acquisitions / Dispositions.”

Note 12—Pension Plans

Defined Benefit Pension Plan

     The Corporation has a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits are based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement. On October 31, 2007, the Corporation announced that it has formally amended its pension plan to provide for its termination. Employees cease to accrue additional pension benefits as of December 31, 2007, and pension benefits are not to be provided under a successor pension plan. All retirement benefits earned in the pension plan as of December 31, 2007, are preserved and all participants became fully vested in their benefit. During 2008, upon receipt of the appropriate regulatory approvals for termination of the pension plan, assets will be distributed to those participants who elect lump sums and nonparticipating annuity contracts will be purchased to settle the accumulated benefit obligation as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12—Pension Plans (Continued)

     The Corporation recorded a one-time pre-tax charge related to the pension plan curtailment of approximately $1.9 million in the fourth quarter of 2007 as detailed in the following table. The curtailment charge was recorded in other expenses in the statement of income and impacted the Community Banking and Wealth Management segments.

	Year Ended
	December 31, 2007
	Before	Effect of	After
Assets and obligations:	Curtailment	Curtailment	Curtailment
	(Dollars in thousands)
Vested benefit obligation	$8,786	$2,557	$11,343
Non-vested benefits	383	148	531
Accumulated benefit obligation	9,169	2,705	11,874
Effect of future compensation levels	3,015	(3,015)	—
Projected benefit obligation	$12,184	$(310)	$11,874

Plan assets at fair value	$10,200	$—	$10,200
Unrecognized net asset at transition	(51)	—	(51)
Unrecognized net loss (gain) subsequent to transition	2,252	(310)	1,942
Adjustment required to recognize minimum liability	—	1,891	1,891
(Prepaid)/accrued pension cost	(217)	1,891	1,674

     The plan’s funded status for the years ended December 31, 2007 and 2006 follow:

	2007	2006
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$11,586	$11,052
Service cost	1,166	1,041
Interest cost	683	654
Actual gain (loss)	182	(199)
Benefits paid	(1,433)	(962)
Change in assumptions (plan curtailment)	(310)	—
Benefits obligation at end of year	$11,874	$11,586
Change in plan assets:
Fair value of plan assets at beginning of year	$9,575	$8,584
Actual return on plan assets	808	703
Employer contribution	1,250	1,250
Benefits paid	(1,433)	(962)
Fair value of plan assets at end of year	$10,200	$9,575
Funded status at end of year	$(1,674)	$(2,011)

	2007	2006
	(Dollars in thousands)
Amounts recognized in accumulated other comprehensive loss (net of tax) consist of:
Net actuarial loss	$—	$1,579
Transition asset	—	(44)
Total amount recognized, net of tax	$—	$1,535

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12—Pension Plans (Continued)

     The accumulated benefit obligation for the defined benefit pension plan was $11.9 million and $8.9 million at December 31, 2007 and December 31, 2006, respectively.

     Information for the Corporation’s defined benefit pension plan with an accumulated benefit obligation in excess of plan assets follows:

	Year Ended
	December 31,
	2007	2006
	(Dollars in thousands)
Projected benefit obligation	$11,874	$11,586
Accumulated benefit obligation	11,874	8,865
Fair value of plan assets	10,200	9,575

	Year Ended
Weighted-average assumptions used to determine	December 31,
pension plan obligations as of December 31,	2007	2006	2005
Discount rate	4.75%	6.00%	6.00%
Rate of compensation increase	0.00%	4.00%	4.00%

	Year Ended
Weighted-average assumptions used to determine	December 31,
Pension plan net periodic benefit cost as of December 31,	2007	2006	2005
Discount rate	6.00%	6.00%	6.00%
Expected return on plan assets	6.00%	6.00%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%

	Year Ended
	December 31,
Components of net periodic defined benefit expense	2007	2006	2005
	(Dollars in thousands)
Service cost	$1,166	$1,041	$1,052
Interest cost	683	654	642
Expected return on plan assets	(600)	(551)	(524)
Amortization of unrecognized net actuarial losses	76	118	92
Net periodic benefit expense	$1,325	$1,262	$1,262

     The pension plan assets were invested with a growth and income strategy with a target asset allocation of 60% equity and 40% fixed income securities. This allocation was changed to a preservation of capital objective pursuant to the decision to terminate the plan. The pension plan equity reduction strategy has been implemented along with a reallocation of fixed income securities and cash equivalents in preparation for an expected third quarter 2008 final distribution to participants. The reduction in equities began in late August 2007 and accelerated with sales in September 2007 to finish out the third quarter with a 25% allocation to stocks.

     During November 2007, the final sales were initiated to close out the remaining equity positions, which represented less than 5% of the portfolio. The Fixed Income portfolio has been re-allocated with maturity considerations for final benefits to be paid on or after September 30, 2008. Cash has been reinvested into high quality fixed income instruments and cash equivalents such as, secondary certificate of deposits, government agencies and insured taxable municipals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12—Pension Plans (Continued)

     The Corporation’s pension plan weighted-average asset allocations by asset category are as follows:

	Percentage of
	Plan Assets at
	December 31,
	2007	2006
Asset Category
Equity securities	—%	59.7%
Debt securities	33.4%	33.1%
Cash and cash equivalents	66.6%	7.2%
Total	100.0%	100.0%

Supplemental Benefit Plans

     The Corporation maintains a Supplemental Executive Retirement Plan for certain officers and key employees. The plan provides for payment to the covered employee of an annual supplemental retirement benefit up to 50% of their average annual compensation upon retirement, thereafter offset by the employer’s share of social security, defined benefit pension and available employer’s 401(k) matching contribution. There is a lifetime payout in retirement benefits with a minimum payout of 10 years. There is a pre-retirement death benefit, payable for10 years, of 100% of the average annual compensation for the first year, and up to 50% of the average annual compensation for the next 9 years. The Corporation’s liability under these agreements is being accrued over the participants’ remaining service period. The accrued benefit obligation as of December 31, 2007 and 2006 was $5.4 million for both years.

     In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed an obligation under the East Penn Supplemental Executive Retirement Plan which provides for a fixed payment to the covered employee beginning at age 62 with a 15 year benefit period. The pre-retirement death benefit is the accrued benefit. The liability for this agreement has been fully accrued. The accrued benefit obligation as of December 31, 2007 is $593,000.

Defined Contribution Plan

     The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Corporation matched 50% of pre-tax employee contributions up to a maximum of 3% for 2007, 2006 and 2005. Contributions charged to earnings were $742,000, $628,000 and $569,000 for 2007, 2006 and 2005, respectively. Effective January 1, 2008, in addition to the company match up to a maximum of 3%, all eligible employees will begin receiving a company funded contribution in the 401(k) plan equal to 2% of eligible earnings.

Note 13—Stock Repurchase Program and Stock Dividend

     The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes. On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (adjusted for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9%, of its outstanding common stock. As of December 31, 2007, the maximum number of shares that may yet be purchased under the plan is 731,761.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation

     The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At December 31, 2007, 2,522,046 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at December 31, 2007, the Corporation has 328,327 granted stock options as a result of the Millennium Bank acquisition completed in 2004. The options have a term of ten years and the remaining exercisable prices range from $9.32 to $13.12. Also, at December 31, 2007, the Corporation has 25,480 granted stock options as a result of the East Penn Bank acquisition completed in 2007. The options have a term of ten years and are exercisable at prices ranging from $5.94 to $13.07.

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

     During 2007, the Corporation granted stock options which were subject to a market condition. These awards vest when the Corporation’s common stock reaches targeted average trading prices for 30 days within five years from the grant date. Vesting cannot commence before six months from the grant date. The term and exercise price of the options are the same as previously mentioned. The fair value and derived service period (the median period in which the market condition is met) were determined using a Monte Carlo simulation with the following assumptions: weighted average dividend yield of 4.59% based on historical data, weighted-average expected volatility of 32.65% based on historical data, risk-free rate of 4.54% to 5.17%, weighted average expected life of 6.04 years and a uniform post-vesting exercise rate (mid-point of vesting and contractual term).

     During 2006 and 2005, all options awarded were subject to a service condition. The fair value of these options were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data for grants in 2006 and 2005, respectively: weighted-average dividend yield of 3.52% and 3.27%; weighted-average expected volatility of 32.19% and 31.15%, weighted average risk-free interest rate of 4.64% (4.42% to 5.08%) and 4.41% (3.79% to 4.57%) and a weighted-average expected life of 7.28 years and 7.15 years.

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

     In accordance with SFAS 123(R), stock based compensation expense for the year ended December 31, 2007 and 2006 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Prior to January 1, 2006, under SFAS 123, forfeitures were accounted for as they occurred. Stock-based compensation expense for 2007 was $118,000 and $100,000 net of tax and for 2006 was $440,000 and $407,000, net of tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation (Continued)

     The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the year ended December 31, 2005 (all per share information has been adjusted retroactively for the effect of stock dividends). See Note 15, “Earnings Per Share,” for calculation of earnings per share.

Year ended
December 31,
2005
(Dollars in
thousands,
except per share
information)
Net income
As reported	$38,828
Stock-based compensation expense determined under fair value
based method for all awards, net of related tax effects	(602)
Pro forma	$38,226
Earnings per share (Basic)
As reported	$1.34
Pro forma	$1.32
Earnings per share (Diluted)
As reported	$1.32
Pro forma	$1.30

     The Corporation has the following shareholder approved fixed stock option plans that are maintained to advance the development, growth and financial condition of the Corporation as described below. In connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed all obligations under the East Penn Financial 1999 Independent Director Stock Option Plan and the 1999 Stock Incentive Plan. All share information has been adjusted to reflect stock dividends. For additional information on the accounting for share-based compensation plans, see Note 1, “Significant Accounting Policies—Stock-Based Compensation.”

     1998 Independent Directors Stock Option Plan: This plan provides that shares of the Corporation’s stock be issued to non-employee directors. During 2007, no options were granted under the plan. As of December 31, 2007, a total of 47,098 stock options remained available for grant under the plan. At December 31, 2007, there were 261,064 options outstanding under the plan.

     East Penn Financial 1999 Independent Director Stock Option Plan Converted to Harleysville Stock Options: In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed all obligations under the East Penn Financial 1999 Independent Director Stock Option Plan. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to pro-ration parameters outlined in the merger agreement. Stock options totaling 1,932 were assumed on the effective date of the merger. A total of 1,932 stock options remain outstanding under the plan at December 31, 2007. No further stock options may be granted under the plan.

     1993 Stock Incentive Plan: This plan provides that shares of the Corporation’s common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. No stock options remain available for grant under the 1993 Stock Incentive Plan. At December 31, 2007, there were 21,081 options outstanding under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation (Continued)

     1998 Stock Incentive Plan: This plan provides that shares of the Corporation’s common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. As of December 31, 2007, a total of 99,297 stock options remained available for grant under the plan. During 2007, no stock options were granted. At December 31, 2007, there were 767,260 options outstanding under the plan.

     2004 Omnibus Stock Incentive: This plan provides that shares of the Corporation’s common stock be issued to certain employees and/or directors of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. During 2007, there were 25,000 stock options granted under the plan. As of December, 31, 2007, stock options of 1,119,725 remain available for grant. At December 31, 2007, there were 37,900 options outstanding under the plan.

     Millennium Bank Stock Compensation Program Converted to Harleysville Stock Options: In connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to pro-ration parameters outlined in the merger agreement. Stock options totaling 328,327 were assumed on the effective date of the merger. In conjunction with the sale of Cumberland Advisors, Inc. which took place in the second quarter of 2005, 36,209 non-qualified performance based stock options were cancelled. A total of 714 stock options remain outstanding under the program at December 31, 2007. No further stock options may be granted under the program.

     East Penn Financial 1999 Stock Incentive Plan Converted to Harleysville Stock Options: In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed all obligations under the East Penn Financial 1999 Stock Incentive Plan. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to pro-ration parameters outlined in the merger agreement. Stock options totaling 23,548 were assumed on the effective date of the merger. A total of 23,548 stock options remain outstanding under the plan at December 31, 2007. No further stock options may be granted under the plan.

     A summary of option activity under the Corporation’s stock option plans as of December 31, 2007 and changes during the year then ended is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
Options	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2007	1,157,485	$15.60
Granted	25,000	14.49
Options assumed from East Penn Financial acquisition
(see note 2)	25,480	10.14
Exercised	(75,943)	9.29
Forfeited (unvested)	(9,052)	22.77
Cancelled (vested)	(9,471)	25.20
Outstanding at December 31, 2007	1,113,499	$15.74	4.60	$2,951

Exercisable at December 31, 2007	1,004,763	$15.26	4.24	$2,949

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation (Continued)

     The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $3.73, $5.23 and $5.83, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $514,000, $4.6 million and $3.6 million, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

     A summary of the status of the Corporation’s nonvested shares as of December 31, 2007 is as follows:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2007	131,610	$6.15

Granted	25,000	3.08

Share obligations assumed from
East Penn Financial acquisition	25,480	4.37

Vested	(64,302)	5.54

Forfeited	(9,052)	6.30

Nonvested at December 31, 2007	108,736	$5.37

     As of December 31, 2007, there was a total of $376,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 were $356,000, $360,000 and $1.1 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $119,000, $1.3 million, and $1.1 million for 2007, 2006, and 2005, respectively.

     Prior to the adoption of SFAS 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit of $42,000 for 2007 and $948,000 for 2006 classified as a financing cash inflow would have been classified as an operating cash inflow if the company had not adopted SFAS 123(R).

     In addition, the Corporation maintains the Harleysville National Corporation Stock Bonus Plan to award employees in recognition of exemplary service during each calendar year. The Corporation’s Board of Directors authorized the registration of 70,354 shares of common stock for issuance under this plan in December 1996. The Stock Bonus Plan is administered by the Compensation Committee of the Corporation. The committee annually determines, in its sole discretion, the amount of shares the Corporation awards. The Corporation awarded 219 shares during 2007. As of December 31, 2007, a total of 22,824 shares remained available for awards under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

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

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except
	per share information)
Basic earnings per share
Net income available to common shareholders	$26,595	$39,415	$38,828
Weighted average common shares outstanding	29,218,671	28,946,847	28,891,412
Basic earnings per share	$0.91	$1.36	$1.34
Diluted earnings per share
Net income available to common shareholders
and assumed conversions	$26,595	$39,415	$38,828
Weighted average common shares outstanding	29,218,671	28,946,847	28,891,412
Dilutive potential common shares(1),(2)	241,227	406,281	598,804
Total diluted weighted average common shares
outstanding	29,459,898	29,353,128	29,490,216
Diluted earnings per share	$0.90	$1.34	$1.32
____________________

(1)	Includes incremental shares from assumed conversions of stock options.

(2)	Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For 2007, 2006, and 2005, there were 475,952, 416,353 and 372,471 antidilutive options at an average price of $23.44, $24.50 and $25.65 per share, respectively.

Note 16—Comprehensive Income and Accumulated Other Comprehensive Income

     The components of other comprehensive income (loss) are as follows:

	Before	Tax Benefit	Net of
For the year ended December 31, 2007	tax amount	(Expense)	tax amount
	(Dollars in thousands)
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$4,856	$(1,700)	$3,156
Less reclassification adjustment for net gains realized in
net income	1,132	(396)	736
Net unrealized gains	3,724	(1,304)	2,420
Change in fair value of derivatives used for cash flow
hedges	(643)	225	(418)
Reversal of FAS 158 adjustment due to defined benefit
pension plan curtailment	2,361	(826)	1,535
Other comprehensive income, net	$5,442	$(1,905)	$3,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 16—Comprehensive Income and Accumulated Other Comprehensive Income (Continued)

	Before	Tax Benefit	Net of
For the year ended December 31, 2006(1)	tax amount	(Expense)	tax amount
	(Dollars in thousands)
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$5,548	$(1,942)	$3,606
Less reclassification adjustment for net losses realized in net
income	(674)	236	(438)
Net unrealized gains	6,222	(2,178)	4,044
Change in fair value of derivatives used for cash flow hedges	(141)	49	(92)
Amortization of unrealized loss on termination of cash flow
hedge	151	(53)	98
Other comprehensive income, net	$6,232	$(2,182)	$4,050

	Before	Tax Benefit	Net of
For the year ended December 31, 2005	tax amount	(Expense)	tax amount
	(Dollars in thousands)
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(10,783)	$3,774	$(7,009)
Less reclassification adjustment for net gains realized in net
income	4,794	(1,678)	3,116
Net unrealized losses	(15,577)	5,452	(10,125)
Change in fair value of derivatives used for cash flow
hedges	557	(195)	362
Unrealized loss on termination of cash flow hedge	(151)	53	(98)
Other comprehensive loss, net	$(15,171)	$5,310	$(9,861)
____________________

(1)	At December 31, 2006, the Corporation adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and recognized as a component of accumulated other comprehensive income (OCI), net of tax, the net loss and transition asset that had not been included in the net periodic benefit cost of its pension plan for $1.5 million. However, the $1.5 million transition amount was included in OCI for 2006 rather than as an adjustment of the December 31, 2006 balance of accumulated OCI. The Corporation previously determined the error was not material and comprehensive income reflects corrected disclosures for 2006.

     The components of other accumulated other comprehensive income (loss), net of tax, which is a component of shareholders’ equity were as follows:

	Net Unrealized	Net Change in			Transition
	Gains (Losses)	Fair Value of	Net Change in	Net Change	Asset Related	Accumulated
	on Available	Derivatives	Termination of	Related to	to Defined	Other
	For Sale	Used for Cash	Cash Flow	Defined Benefit	Benefit	Comprehensive
	Securities	Flow Hedges	Hedge	Pension Plan	Pension Plan	Income (Loss)
Balance, December 31, 2004	$1,209	$34	$-	$-	$-	$1,243
Net Change	(10,125)	362	(98)	-	-	(9,861)
Balance, December 31, 2005	(8,916)	396	(98)	-	-	(8,618)
Net Change	4,044	(92)	98	(1,579)	44	2,515
Balance, December 31, 2006	(4,872)	304	-	(1,579)	44	(6,103)
Net Change	2,420	(418)	-	1,579	(44)	3,537
Balance, December 31, 2007	$(2,452)	$(114)	$-	$-	$-	$(2,566)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 17—Segment Information

     The Corporation operates two main lines of business along with several other operating segments. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises report information about operating segments. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Corporation’s chief operating decision-maker is the President and Chief Executive Officer. The Corporation has applied the aggregation criteria set forth in SFAS 131 for operating segments establishing two reportable segments: Community Banking and Wealth Management.

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

     Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Community
	Banking	Wealth Management	All Other	Consolidated Totals
	(Dollars in thousands)
Year Ended December 31, 2007
Net interest income (expense)	$84,563	$451	$(2,580)	$82,434
Provision for loan losses	10,550	-	-	10,550
Noninterest income	23,947	18,658	733	43,338
Noninterest expense	64,751	15,744	860	81,355
Income (loss) before income taxes (benefit)	33,209	3,365	(2,707)	33,867
Income taxes (benefit)	6,917	1,502	(1,147)	7,272
Net income (loss)	$26,292	$1,863	$(1,560)	$26,595
Assets	$3,862,378	$25,572	$15,051	$3,903,001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 17—Segment Information (Continued)

	Community
	Banking	Wealth Management	All Other	Consolidated Totals
Year Ended December 31, 2006	(Dollars in thousands)
Net interest income (expense)	$84,775	$470	$(2,072)	$83,173
Provision for loan losses	4,200	-	-	4,200
Noninterest income	29,735	14,878	735	45,348
Noninterest expense	56,049	13,553	1,228	70,830
Income (loss) before income taxes (benefit)	54,261	1,795	(2,565)	53,491
Income taxes (benefit)	14,475	717	(1,116)	14,076
Net income (loss)	$39,786	$1,078	$(1,449)	$39,415
Assets	$3,195,051	$19,475	$35,302	$3,249,828

Year Ended December 31, 2005
Net interest income (expense)	$87,105	$620	$(604)	$87,121
Provision for loan losses	3,401	-	-	3,401
Noninterest income	20,512	6,690	2,788	29,990
Noninterest expense	55,129	7,078	272	62,479
Income before income taxes	49,087	232	1,912	51,231
Income taxes	11,927	81	395	12,403
Net income	$37,160	$151	$1,517	$38,828
Assets	$3,084,303	$51	$33,005	$3,117,359

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

Note 18—Lease Commitments and Contingent Liabilities

Lease Commitments

     Lease commitments for equipment and banking locations expire intermittently over the years through 2036. Most banking location leases require the lessor to pay insurance, maintenance costs, and property taxes. In December 2007, the Corporation sold its headquarter’s property along with fourteen branch properties and entered into a sale-leaseback agreement with the purchaser. At December 31, 2007, the remaining term of these leases was fifteen years with options to renew for up to forty additional years. See Note 2 - Acquisitions / Dispositions for additional information. Approximate minimum rental commitments for non-cancelable operating leases at December 31, 2007, are as follows:

Minimum
Lease
Payments
(Dollars
in thousands)
For the year ending:
2008	$6,119
2009	5,886
2010	5,721
2011	5,607
2012	5,526
Thereafter	59,078
Total	$87,937

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 18—Lease Commitments and Contingent Liabilities (Continued)

     Total rent expense amounted to $2.9 million for 2007 and $2.4 million for each of the years ended December 31, 2006 and 2005, respectively.

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

     The approximate contract amounts are as follows:

	Total Amount
	Committed at
	December 31,
Commitments	2007	2006
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$822,995	$753,825
Standby letters of credit and financial guarantees written	23,473	25,960
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	58,928	59,750
Interest rate cap agreements	200,000	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 19—Financial Instruments with Off-Balance Sheet Risk (Continued)

     Standby letters of credit expire as follows: $20.2 million in one year or less, $1.7 million after one year through three years, $0 after three years through five years and $1.5 million after five years.

     At December 31, 2007, the Corporation had cash flow hedges in the form of interest rate swaps with a notional amount of $45.0 million that have the effect of converting the rates on money market deposit accounts to a fixed-rate cost of funds. This strategy will cause the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, the Corporation had cash flow hedges with a notional amount of $10.0 million that have the effect of converting variable debt to a fixed rate. For these swaps, the Corporation recognized net interest income of $287,000, $442,000 and $69,000 for the years ended December 31, 2007, 2006 and 2005, respectively and estimates that for 2008, $153,000 will be recognized as a decrease in net interest income. These swaps mature in 2008. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” For the years ended December 31, 2006 and 2005, the Corporation amortized into net interest income $151,000 and $159,000, respectively related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At December 31, 2007, the Corporation had fair value hedges in the form of interest rate swaps with a notional amount of $3.9 million. These swaps mature in 2017. The Corporation recognized net interest income of $59,000 and $7,000 for the years ended December 31, 2007 and 2006, respectively, which includes $55,000 for 2007 related to two terminated swaps with notional amounts totaling $3.9 million that were terminated during 2007. At December 31, 2007, the Corporation had swap agreements with a positive fair value of $10,000 and with a negative fair value of $366,000. At December 31, 2006, the Corporation had swap agreements with a positive fair value of $545,000 and with a negative fair value of $21,000. There was no hedge ineffectiveness recognized during 2007, 2006 and 2005.

     During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate now deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $8,000 for the year ended December 31, 2007 and estimates that for 2008, $46,000 will be recognized as interest expense. At December 31, 2007, these caps, designated as cash flow hedges, had a positive fair value of $222. The caps mature in March 2009. During 2007, the Corporation accelerated the reclassification of an immaterial amount in other comprehensive income to earnings as a result of variable-rate interest payments becoming probable not to occur. The accelerated amount was a loss of $7,000 recognized in interest expense.

     The Bank also had commitments with customers to extend mortgage loans at a specified rate at December 31, 2007 and December 31, 2006 of $3.4 million and $2.3 million, respectively and commitments to sell mortgage loans at a specified rate at December 31, 2007 and December 31, 2006 of $2.4 million and $792,000, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At December 31, 2007, the Corporation had commitments with a positive fair value of $19,000 and negative fair value of $19,000 which was recorded as other income. At December 31, 2006, the Corporation had commitments with a positive fair value of $15,000 and a negative fair value of $3,000.

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

     During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010. The outstanding balance of these sold leases at December 31, 2007 was $1.0 million with a total recourse exposure of $198,000 and a current recourse liability of $17,000.

Note 20—Regulatory Capital

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$329,887	10.67%	$247,273	8.00%	$309,091	10%
Harleysville National Bank	312,880	10.16%	246,286	8.00%	307,858	10%
Tier 1 Capital (to risk weighted assets):
Corporation	302,459	9.79%	123,637	4.00%	185,455	6%
Harleysville National Bank	285,452	9.27%	123,143	4.00%	184,715	6%
Tier 1 Capital (to average assets):
Corporation	302,459	8.72%	138,795	4.00%	173,494	5%
Harleysville National Bank	285,452	8.29%	137,722	4.00%	172,153	5%

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital to risk-weighted assets. Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that have occurred that management believes have changed the Bank’s category.

     The National Banking Laws require the approval of the Office of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceed the net profits of the bank (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank may declare dividends in 2008 of approximately $23.6 million plus an amount equal to the net profits of the Bank in 2008 up to the date of any such dividend declaration.

     Banking regulations limit the amount of investments, loans, extensions of credit and advances that a subsidiary bank can make to an affiliate at any time to 10% and in the aggregate or to a single financial subsidiary, to 20% of the Bank’s capital stock and surplus. These regulations also require that certain covered transactions including a loan, extension of credit or advance to an affiliate be secured by securities having a market value in excess of the amount thereof. At December 31, 2007, the Bank’s investment in the Cornerstone Companies (a financial subsidiary) of $19.4 million was in compliance with the limitations and not subject to collateral requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 21—Fair Value of Financial Instruments

     SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Corporation had to use significant estimates and present value calculations to prepare this disclosure.

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

     Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at December 31, 2007 and 2006 are outlined as follows:

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

Investment securities

     The estimated fair values of investment securities are based on quoted market prices, provided by independent third parties that specialize in those investment sectors. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

Loans

     The loan portfolio, net of unearned income, has been valued by management using a present value discounted cash flow analysis where market prices were not available, using the Sendero Risk model. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.

Deposits

     The estimated fair values of demand deposits (i.e., interest and noninterest-bearing checking accounts, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for certificates of deposit was calculated by management by discounting contractual cash flows using current market rates for instruments with similar maturities, using the Sendero Risk model. The carrying amount of accrued interest receivable and payable approximates fair value.

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

     The fair value of interest rate swaps are based upon the estimated amount the Corporation would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. At December 31, 2007, the Corporation had swap agreements with a positive fair value of 10,000 and with a negative fair value of $366,000. At December 31, 2006, the Corporation had swap agreements with a positive fair value of $545,000 and with a negative fair value of $21,000.

The carrying and fair values of certain financial instruments were as follows:

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Investment securities	$982,915	$983,086	$911,889	$912,307
Loans, net	2,433,495	2,448,614	2,047,355	2,045,513
Time deposits	1,202,690	1,195,811	852,572	849,052
Long-term borrowings and subordinated debt	404,777	410,038	291,298	281,246
Bank-owned life insurance	72,269	72,269	61,720	61,720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Parent-Company Only Financial Information

     Condensed financial statements of Harleysville National Corporation follow:

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Cash	$5,779	$11,835
Investments in subsidiaries	410,381	332,461
Other investments	2,492	1,548
Other assets	4,528	1,213
Total assets	$423,180	$347,057

Liabilities and shareholders’ equity
Subordinated debt	$82,992	$51,548
Other liabilities	878	758
Total liabilities	83,870	52,306
Shareholders’ equity	339,310	294,751
Total liabilities and shareholders’ equity	$423,180	$347,057

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Dividends from subsidiaries	$48,623	$21,779	$26,638
Interest from subsidiaries	433	290	191
Investment income	152	130	57
Total income	49,208	22,199	26,886
Interest on subordinated debt	4,314	3,653	2,180
Noninterest expense	180	556	3
Total expense	4,494	4,209	2,183
Income before income tax benefit and equity in undistributed net
income of subsidiaries	44,714	17,990	24,703
Income tax benefit	(1,302)	(1,206)	(677)
Income before equity in undistributed net income of subsidiaries	46,016	19,196	25,380
Equity in undistributed net (losses) income of subsidiaries	(19,421)	20,219	13,448
Net income	$26,595	$39,415	$38,828

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Parent-Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Operating activities:
Net income	$26,595	$39,415	$38,828
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net losses (income) of subsidiaries	19,421	(20,219)	(13,448)
Stock-based compensation expense	118	440	—
Net (increase) decrease in other assets	(133)	1,846	(1,447)
Net increase in other liabilities	69	274	43
Other, net	(709)	(30)	(782)
Net cash provided by operating activities	45,361	21,726	23,194

Investing activities:
Net cash paid due to acquisition	(49,761)	—	—
Capital contributions made to the subsidiaries	—	(15,000)	—
Net cash used in investing activities	(49,761)	(15,000)	—

Financing activities:
Advances of long-term subordinated debt	23,196	—	25,774
Cash dividends	(23,623)	(21,779)	(20,738)
Repurchase of common stock	(2,196)	(5,502)	(9,972)
Proceeds from the exercise of stock options	925	5,302	4,453
Excess tax benefits from stock-based compensation	42	948	—
Other, net	—	(12)	(15)
Net cash used in financing activities	(1,656)	(21,043)	(498)
Net (decrease) increase in cash	(6,056)	(14,317)	22,696
Cash and cash equivalents at beginning of year	11,835	26,152	3,456
Cash and cash equivalents at end of year	$5,779	$11,835	$26,152

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Harleysville National Corporation

     We have audited the accompanying consolidated balance sheets of Harleysville National Corporation (a Pennsylvania corporation) and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harleysville National Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 12 and 14 to the consolidated financial statements, the Corporation has adopted Financial Accounting Standards Board Statement(FASB) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)) and FASB No. 123(R), Share Based Payments in 2006.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harleysville National Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 14, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     There have been no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

     (i) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (ii) Management’s Report on Internal Control Over Financial Reporting and Compliance with Federal Laws and Regulations

     Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and compliance with federal laws and regulations. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Corporation’s principal executive and principal financial officers and effected by the Corporation’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

     Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Item 9A. Controls and Procedures (Continued)

     In accordance with the SEC’s published guidance, the Corporation’s management determined that it would exclude the operations of East Penn Financial (acquired on November 16, 2007) from the scope of its assessment of internal control over financial reporting as of December 31, 2007. As of December 31, 2007, the Corporation’s total reported consolidated assets were $3.9 billion, of which East Penn Financial’s assets accounted for approximately 11.6%. For the year ended December 31, 2007, the Corporation’s consolidated interest and non-interest income was $237.9 million, of which East Penn Financial accounted for approximately 10.4%.

     Management believes that, as of December 31, 2007, the Corporation’s internal control over financial reporting was effective. Management also assessed the effectiveness of the Corporation’s internal controls for compliance with federal laws and regulations as of December 31, 2007, in accordance with reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). Management believes that as of December 31, 2007, the Corporation’s internal controls over compliance with federal laws and regulations were effective.

     The Corporation’s independent registered Public Accounting Firm has issued an attestation report on the Corporation’s internal control over financial reporting. This report appears herein in Item 9A, section iii.

     (iii) Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Harleysville National Corporation

     We have audited Harleysville National Corporation’s (a Pennsylvania Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harleysville National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Harleysville National Corporation’s internal control over financial reporting based on our audit.

     As indicated in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of East Penn Financial which was acquired in November 2007 and constituted approximately 11.6% of total consolidated assets as of December 31, 2007 and approximately 10.4% of total consolidate revenues for the year then ended. Our audit on internal control over financial reporting of Harleysville National Corporation and subsidiaries did not include an evaluation of the internal control over financial reporting of the acquired company.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, Harleysville National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville National Corporation and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 14, 2008

Item 9B. Other Information

     None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The Corporation has a Code of Ethics for directors, officers and employees of the corporation. It is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

     The SEC requires disclosure concerning whether or not the Corporation has at least one “audit committee financial expert” on the Audit Committee. During 2007, Walter R. Bateman, II was the committee’s independent financial expert, as defined by SEC regulations, and chaired the committee.

     Additional information regarding directors, executive officers and corporate governance is included under the following captions in the Corporation’s proxy statement relating to its 2008 annual meeting of shareholders (the “2008 Proxy Statement”) and is incorporated herein by reference:

“Directors”
“Executive Officers””
“Corporate Governance”
“Meetings and Committees of the Board of Directors”
“Section 16(a) Beneficial Ownership Reporting Compliance”

     In addition, the Corporation makes available on www.hncbank.com (under “Investor Information—Corporate Governance”) the following: 1) Audit Committee Charter, 2) Code of Ethics, 3) Whistleblower Policy, 4) Nominating and Corporate Governance Committee Charter and 5) Compensation Committee Charter.

Item 11. Executive Compensation

     Information regarding executive compensation included under the following captions in the 2008 Proxy Statement is incorporated herein by reference:

“Directors”
“Meetings and Committees of the Board of Directors”
“Director Compensation”
“Compensation Discussion and Analysis”
“Compensation Committee Report”
“Compensation Committee Interlocks and Insider Participation”
“Executive Compensation”
“Potential Payments upon Termination or Change in Control”
“Executive Employment Agreements and Separations Agreements”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Security ownership information of certain beneficial owners and management is included under the captions, “Principal Owners” and “Beneficial Ownership by Directors, Officers and Nominees,” in the 2008 Proxy Statement is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Information included in Part II, Item 8, Footnote 5 “Loans” of this Report on Form 10-K is incorporated herein by reference.

     Information included under the captions, “Related Party Transactions,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in the 2008 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information included under the caption, “Independent Registered Public Accounting Firm,” in the 2008 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report (see Part II, Item 8, “Financial Statements and Supplementary Data”):

	(1)	Financial Statements:

		(a)	Consolidated Balance Sheets at December 31, 2007 and 2006

		(b)	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

		(c)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

		(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

		(e)	Notes to Consolidated Financial Statements

		(f)	Report of Independent Registered Public Accounting firm

	(2)	Financial Statement Schedules are not applicable

	(3)	The exhibits listed on the Exhibit Index at the end of this Report are filed with or incorporated as part of this Report (as indicated in connection with each Exhibit).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEYSVILLE NATIONAL CORPORATION

	By:	/s/ Paul D. Geraghty
Paul D. Geraghty
President and Chief Executive Officer

Date: March 7, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL D. GERAGHTY	President, Chief Executive Officer and Director	March 7, 2008
Paul D. Geraghty	(Principal Executive Officer)

/s/ WALTER R. BATEMAN, II	Director	March 7, 2008
Walter R. Bateman, II

/s/ LEEANN B. BERGEY	Director	March 7, 2008
LeeAnn B. Bergey

/s/ WALTER E. DALLER, JR.	Chairman and Director	March 7, 2008
Walter E. Daller, Jr.

/s/ HAROLD A. HERR	Director	March 7, 2008
Harold A. Herr

/s/ THOMAS C. LEAMER	Director	March 7, 2008
Thomas C. Leamer

/s/ STEPHANIE S. MITCHELL	Director	March 7, 2008
Stephanie S. Mitchell

/s/ A. ROSS MYERS	Director	March 7, 2008

A. Ross Myers
/s/ BRENT L. PETERS	Director	March 7, 2008
Brent L. Peters

/s/ GEORGE S. RAPP	Chief Financial Officer	March 7, 2008
George S. Rapp	(Principal Financial and Accounting Officer)

/s/ DEMETRA M. TAKES	Director	March 7, 2008
Demetra M. Takes

/s/ JAMES A. WIMMER	Director	March 7, 2008
James A. Wimmer

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
(2.1)	Purchase Agreement, dated as of November 15, 2005, by and among Harleysville National Bank and Trust Company, Cornerstone Financial Consultants, Ltd., Cornerstone Advisors Asset Management, Inc., Cornerstone Institutional Investors, Inc., Cornerstone Management Resources, Inc., John R. Yaissle, Malcolm L. Cowen, II, and Thomas J. Scalici. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 15, 2006. The schedules and exhibits to the Purchase Agreement are listed at the end of the Purchase Agreement but have been omitted from the exhibit to Form 10-K. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)

(2.2)	Branch Purchase Agreement and Deposit Assumption Agreement, dated as of July 26, 2006, by and among First National Community Bank as Buyer and Harleysville National Bank and Trust Company as Seller. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report filed on Form 10-Q, filed with the Commission on November 8, 2006. The attachments, schedules and exhibits to the Branch Purchase and Deposit Assumption Agreement are listed at the end of the Branch Purchase and Deposit Assumption Agreement but have been omitted from the exhibit to Form 10-Q. The Registrant agrees to supplementally furnish a copy of any omitted attachment, schedule or exhibit to the Securities and Exchange Commission upon request.)

(2.3)	Merger Agreement, dated as of May 15, 2007, by and among Harleysville National Corporation, East Penn Financial Corporation, East Penn Bank and HNC-EPF, LLC, as amended. (Incorporated by reference to Annex A of the Corporation’s Registration Statement No. 333-145820 on Form S-4/A, filed with the Commission on September 27, 2007. The schedules and exhibits to the Merger Agreement are listed at the end of the Merger Agreement but have been omitted from the Annex to Form S-4. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)

(2.4)	Agreement for Purchase and Sale of Partnership Interests, dated as of December 27, 2007, by and among each of the applicable entities (“Buyer”) and 2007 PA HOLDINGS, LLC (“HNB”) and PA BRANCH HOLDINGS, LLC, (“Bank Branch”) (HNB and Bank Branch are referred to collectively as “Seller” ), filed herewith. (The schedules and exhibits to the Agreement for Purchase and Sale of Partnership Interests are listed at the end of the agreement but have been omitted from the Exhibit to Form 10-K. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commision upon request.)

(3.1)	Harleysville National Corporation Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Registration Statement No. 333-111709 on Form S-4, as filed on January 5, 2004.)

(3.2)	Harleysville National Corporation Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K/A, filed with the Commission on August 16, 2007.)

(10.1)	Harleysville National Corporation 1993 Stock Incentive Plan.** (Incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement No. 33-69784 on Form S-8, filed with the Commission on October 1, 1993.)

(10.2)	Harleysville National Corporation Stock Bonus Plan.*** (Incorporated by reference to Exhibit 99A of Registrant’s Registration Statement No. 333-17813 on Form S-8, filed with the Commission on December 13, 1996.)

(10.3)	Supplemental Executive Retirement Plan.* (Incorporated by reference to Exhibit 10.3 of Registrant’s Annual Report in Form 10-K for the year ended December 31, 1997, filed with the Commission on March 27, 1998.)

Exhibit No.	Description of Exhibits
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

(10.26)

Complete Settlement Agreement and General Release dated November 29, 2006 and effective December 8, 2006 between Gregg J. Wagner and Harleysville National Corporation, Harleysville National Bank and Trust Company and Harleysville Management Services, LLC .* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on December 13, 2006.)

Exhibit No.	Description of Exhibits
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

(10.33)

Amended and Restated Declaration of Trust for HNC Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Depositor, and the Administrators named therein, dated as of August 22, 2007. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007.)

(10.34)

Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of August 22, 2007. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007.)

(10.35)

Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of August 22, 2007. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007.)

(10.36)

Employment Agreement dated November 16, 2007 between Brent L. Peters, Executive Vice President and President of the East Penn Bank Division of Harleysville National Bank and Trust Company, and Harleysville Management Services, LLC, filed herewith.*

(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, Footnote 15, “Earnings Per Share,” of this Report on Form 10-K.

(21)	Subsidiaries of Registrant

(23)	Consent of Grant Thornton LLP, Independent Registered Public Accounting firm

Exhibit No.	Description of Exhibits
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*	Management contract or compensatory plan arrangement.

**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.