Form 10-Q
period 2008-03-31
HARLEYSVILLE NATIONAL CORP
filed 2008-05-09
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008

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
      Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☐                                                                                   Accelerated filer ☒

      Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,355,492 shares of Common Stock, $1.00 par value, outstanding on May 1, 2008.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$71,905	$73,930
Federal funds sold and securities purchased under agreements to resell	33,900	131,600
Interest-bearing deposits in banks	4,295	3,873
Total cash and cash equivalents	110,100	209,403
Residential mortgage loans held for sale	2,219	1,140
Investment securities available for sale	992,798	925,568
Investment securities held to maturity (market value $56,796 and $57,518, respectively)	56,117	57,347
Loans and leases	2,479,711	2,459,683
Less: Allowance for loan losses	(28,490)	(27,328)
Net loans	2,451,221	2,432,355
Premises and equipment, net	33,164	32,518
Accrued interest receivable	16,782	16,456
Goodwill	110,615	111,155
Intangible assets, net	13,708	13,340
Bank-owned life insurance	72,953	72,269
Other assets	34,342	31,450
Total assets	$3,894,019	$3,903,001
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$355,027	$358,258
Interest-bearing:
Checking	399,178	482,104
Money market	854,831	796,325
Savings	171,337	145,681
Time deposits	1,207,534	1,202,690
Total deposits	2,987,907	2,985,058
Federal funds purchased and short-term securities sold under agreements to repurchase	99,339	101,493
Other short-term borrowings	331	2,015
Long-term borrowings	313,774	321,785
Accrued interest payable	30,387	28,810
Subordinated debt	82,992	82,992
Other liabilities	36,007	41,538
Total liabilities	3,550,737	3,563,691
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares,
issued 31,507,021 shares at March 31, 2008 and at December 31, 2007	31,507	31,507
Additional paid in capital	231,040	231,130
Retained earnings	83,345	82,311
Accumulated other comprehensive income (loss)	75	(2,566)
Treasury stock, at cost: 152,583 shares at March 31, 2008 and
174,605 shares at December 31, 2007	(2,685)	(3,072)
Total shareholders' equity	343,282	339,310
Total liabilities and shareholders' equity	$3,894,019	$3,903,001
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share information)	2008	2007

Interest Income:
Loans and leases, including fees	$38,997	$34,636
Investment securities:
Taxable	9,754	8,564
Exempt from federal taxes	2,971	2,689
Federal funds sold and securities purchased under agreements to resell	658	751
Deposits in banks	36	55
Total interest income	52,416	46,695

Interest Expense:
Savings and money market deposits	8,095	12,106
Time deposits	14,501	9,716
Short-term borrowings	658	1,256
Long-term borrowings	4,955	3,780
Total interest expense	28,209	26,858

Net interest income	24,207	19,837
Provision for loan losses	1,960	2,425
Net interest income after provision for loan losses	22,247	17,412

Noninterest Income:
Service charges	3,113	1,918
Gain on sales of investment securities, net	128	531
Wealth management	4,277	4,267
Bank-owned life insurance	684	582
Other income	2,630	1,849
Total noninterest income	10,832	9,147
Net interest income after provision for loan losses and
noninterest income	33,079	26,559

Noninterest Expense:
Salaries, wages and employee benefits	13,859	11,597
Occupancy	2,585	1,546
Furniture and equipment	1,094	917
Marketing	436	407
Other expense	5,744	4,312
Total noninterest expense	23,718	18,779

Income before income tax expense	9,361	7,780
Income tax expense	2,057	1,646
Net income	$7,304	$6,134

Net income per share information:
Basic	$0.23	$0.21
Diluted	$0.23	$0.21
Cash dividends per share	$0.20	$0.20
Weighted average number of common shares:
Basic	31,346,833	28,965,500
Diluted	31,522,736	29,255,820

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Three Months Ended March 31, 2008

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	(Loss) Income	Stock	Total	Income

Balance, January 1, 2008	31,507	(174)	$31,507	$231,130	$82,311	$(2,566)	$(3,072)	$339,310
Issuance of stock for stock options, net of excess tax benefits	-	22	-	(137)	-	-	387	250
Stock based compensation expense	-	-	-	47	-	-	-	47
Net income	-	-	-	-	7,304	-	-	7,304	$7,304
Other comprehensive income, net of reclassifications and tax	-	-	-	-	-	2,641	-	2,641	2,641
Cash dividends	-	-	-	-	(6,270)	-	-	(6,270)
Comprehensive income									$9,945
Balance, March 31, 2008	31,507	(152)	$31,507	$231,040	$83,345	$75	$(2,685)	$343,282

Three Months Ended March 31, 2007

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	(Loss) Income	Stock	Total	Income

Balance, January 1, 2007	29,074	(109)	$29,074	$194,713	$79,339	$(6,103)	$(2,272)	$294,751
Issuance of stock for stock options, net of excess tax benefits	-	3	-	(37)	-	-	65	28
Stock based compensation expense	-	-	-	67	-	-	-	67
Net income	-	-	-	-	6,134	-	-	6,134	$6,134
Other comprehensive income, net of reclassifications and tax	-	-	-	-	-	1,059	-	1,059	1,059
Cash dividends	-	-	-	-	(5,793)	-	-	(5,793)
Comprehensive income									$7,193
Balance, March 31, 2007	29,074	(106)	$29,074	$194,743	$79,680	$(5,044)	$(2,207)	$296,246

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2008	2007
Operating Activities:
Net income	$7,304	$6,134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,960	2,425
Depreciation and amortization	1,812	1,199
Net amortization of investment securities discounts/premiums	320	460
Deferred income tax benefit	(1,965)	173
Gain on sales of investment securities, net	(128)	(531)
Bank-owned life insurance income	(684)	(582)
Stock based compensation expense	47	67
Net increase in accrued interest receivable	(326)	(166)
Net increase (decrease) in accrued interest payable	1,577	(604)
Net (increase) decrease in other assets	(970)	888
Net decrease in other liabilities	(4,898)	(610)
Other, net	20	―
Net cash provided by operating activities	4,069	8,853
Investing Activities:
Proceeds from sales of investment securities available for sale	56,691	62,097
Proceeds from maturity or calls of investment securities held to maturity	1,215	―
Proceeds from maturity or calls of investment securities available for sale	56,450	39,536
Purchases of investment securities available for sale	(176,547)	(116,391)
Net increase in loans	(23,254)	(21,070)
Net cash paid due to acquisitions, net of cash acquired	(1,200)	(2,500)
Purchases of premises and equipment	(1,713)	(3,674)
Net cash used in investing activities	(88,358)	(42,002)
Financing Activities:
Net increase in deposits	2,849	9,986
(Decrease) increase in federal funds purchased and short-term securities sold under agreements to repurchase	(2,154)	2,263
Decrease in other short-term borrowings	(1,684)	(1,321)
Advances of long-term borrowings	―	80,000
Repayments of long-term borrowings	(8,000)	(15,000)
Cash dividends	(6,270)	(5,793)
Proceeds from the exercise of stock options	214	28
Excess tax benefits from stock based compensation	31	―
Net cash (used in) provided by financing activities	(15,014)	70,163
Net (decrease) increase in cash and cash equivalents	(99,303)	37,014
Cash and cash equivalents at beginning of period	209,403	124,870
Cash and cash equivalents at end of the period	$110,100	$161,884

Cash paid during the period for:
Interest	$26,885	$27,473
Income taxes	$8,754	$1,225
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to net assets in foreclosure	$1,508	$10

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries-Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of March 31, 2008, the results of its operations for the three month periods ended March 31, 2008 and 2007 and the cash flows for the three month periods ended March 31, 2008 and 2007. East Penn Financial Corporation (East Penn Financial) and its banking subsidiary are included in the Corporation’s results effective November 16, 2007. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2007 Annual Report on Form 10-K. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.

For additional information on other significant accounting policies, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2007 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Specifically, it requires that objectives for using derivatives instruments be disclosed in terms of underlying risk and accounting designation, disclosing the fair values of derivative instruments and their gains and losses in a tabular format, disclosure about credit-risk-related contingent features and cross-referencing within the footnotes. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently assessing the impact of the adoption of this statement on its financial statement disclosures.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP specifies that a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The two transactions shall be considered linked unless they meet all of the specified criteria in this FSP. The linked transaction should be evaluated to determine whether it meets the requirements for sale accounting under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” If the linked transaction does not meet the requirements for sale accounting, it should be accounted for based on the economics of the combined transaction which generally represents a forward contract. FAS 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Corporation is currently assessing the impact of the adoption of SFAS 140-3 on its financial statements.

In January 2008, the FASB cleared SFAS 133 Implementation Issue E23, “Clarification of the Application of the Shortcut Method (Issue E23). Issue E23 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” by permitting interest rate swaps to have a non-zero fair value at inception, as long as the difference between the transaction price (zero) and the fair value (exit price), as defined by SFAS 157, “Fair Value Measurements” is solely attributable to a bid-ask spread. In addition, entities would not be precluded from assuming no ineffectiveness in a hedging relationship of interest rate risk involving an interest bearing asset or liability in situations where the hedged item is not recognized for accounting purposes until settlement date as long as the period between trade date and settlement date of the hedged item is consistent with generally established conventions in the marketplace. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. The adoption of Issue E23 did not have a material impact on the Corporation’s consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies – Continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Statement requires the Corporation to apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach, and/or the cost approach. The definition and framework apply to both items recognized and reported at fair value in the financial statements and items disclosed at fair value in the notes to the financial statements. The Statement also requires expanded disclosure in interim and annual financial statements about how the Corporation uses fair value. The disclosures focus on items measured at fair value based on significant unobservable inputs and the effect of fair value measurements on earnings. The disclosures are only required for items recognized and reported at fair value in the financial statements. The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Corporation’s financial statements, or disclosed at fair value in the Corporation’s notes to the financial statements. As a result, the Corporation will not be required to recognize any new instruments at fair value. SFAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application was encouraged. Prospective application of the provisions of SFAS 157 was required as of the beginning of the fiscal year in which it was initially applied. In March 2008, the FASB issued FSP FAS 157-2 to partially delay the effective implementation of SFAS 157 until fiscal years beginning after November, 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). Assets and liabilities currently reported or disclosed at fair value on a recurring basis in the Corporation’s financial statements include investment securities and derivatives. Assets reported at fair value on a nonrecurring basis (lower of cost or market) are impaired loans, residential mortgage loans held for sale and mortgage servicing rights The partial adoption of FAS 157 for its fiscal year beginning January 1, 2008 did not have a material impact on its financial statements. The Corporation is in the process of assessing the impact of the adoption of SFAS 157 for its fiscal year beginning January 1, 2009 relating to nonfinancial assets and liabilities on the Corporation’s financial statements including goodwill, other intangible assets and net assets in foreclosure. See Note 10 – Fair Value Measurements for additional information.

Note 2 – Acquisition

Effective November 16, 2007, the Corporation completed its acquisition of East Penn Financial Corporation (East Penn Financial) and its wholly owned subsidiary, East Penn Bank, a $451 million state chartered, FDIC insured bank, was merged with and into Harleysville National Bank. East Penn Financial’s results of operations are included in the Corporation’s results from the date of acquisition, November 16, 2007. The aggregate purchase price was $91.3 million in cash and stock. The Corporation acquired 100% of the outstanding shares of East Penn Financial and issued 2,432,771 shares of its common stock. Goodwill of $64.3 million and core deposit intangible of $7.4 million were recorded in connection with the acquisition of East Penn Financial and allocated to the Community Banking segment. These numbers include the finalized allocation of the purchase price based upon third party valuation of goodwill and certain intangible assets which occurred during the first quarter of 2008 increasing net assets acquired by $611,000 and reducing goodwill by $611,000.

Note 3 – Goodwill and Other Intangibles

Goodwill and identifiable intangibles were $110.6 million and $11.0 million, respectively at March 31, 2008, and $111.2 million and $10.6 million, respectively at December 31, 2007. The goodwill and identifiable intangibles balances resulted from acquisitions. During the first quarter of 2008, the Corporation recorded purchase accounting adjustments related to the East Penn Financial acquisition which increased the core deposit intangible by $940,000, reduced goodwill by $611,000 and increased the deferred tax liability by $329,000. For further information related to the acquisition of East Penn Financial which occurred during the fourth quarter of 2007, see Note 2 – Acquisition.

The changes in the carrying amount of goodwill by business segment were as follows:

	Community Banking	Wealth Management	Total
	(Dollars in thousands)
Balance, January 1, 2008	$96,426	$14,729	$111,155
Purchase accounting adjustments for acquisitions	(611)	71	(540)
Balance, March 31, 2008	$95,815	$14,800	$110,615

Note 3 – Goodwill and Other Intangibles – Continued

The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at March 31, 2008 and December 31, 2007 are presented below:

	March 31,		December 31,
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$9,144	$1,318	$8,351	$1,061
Other identifiable intangibles	4,293	1,089	4,288	927
Total	$13,437	$2,407	$12,639	$1,988

    Management performed its annual review of goodwill and identifiable intangibles at June 30, 2007 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management determined there was no impairment of goodwill and other identifiable intangible assets.

The remaining weighted average amortization period of core deposit intangibles are four years, other identifiable intangibles are seven years and the combined intangibles are five years. The amortization of core deposit intangibles allocated to the Community Banking segment was $405,000 and $62,000 for the first quarter of 2008 and 2007, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $161,000 and $115,000 for the first quarter of 2008 and 2007, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $2.1 million, $1.9 million, $1.8 million, $1.6 million and $1.2 million for 2008, 2009, 2010, 2011 and 2012, respectively.

Mortgage servicing rights of $2.7 million at March 31, 2008 and December 31, 2007, respectively, are included on the Corporation’s balance sheet in other intangible assets and subsequently measured using the amortization method. The mortgage servicing rights had a fair value of $3.0 million and $3.3 million at March 31, 2008 and December 31, 2007, respectively. The Corporation’s mortgage servicing rights are not considered material to its financial statements and therefore additional disclosures are not provided.

Note 4 - Pension Plans

The Corporation had a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits were based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement. On October 31, 2007, the Corporation announced that it formally amended its pension plan to provide for its termination. Employees ceased to accrue additional pension benefits as of December 31, 2007, and pension benefits are not being provided under a successor pension plan. All retirement benefits earned in the pension plan as of December 31, 2007, were preserved and all participants became fully vested in their benefit upon plan termination. During 2008, upon receipt of the appropriate regulatory approvals for termination of the pension plan, it is anticipated that assets will be distributed to those participants who elect lump sums and nonparticipating annuity contracts will be purchased to settle the accumulated benefit obligation as of that date.

The Corporation recorded a one-time pre-tax charge related to the pension plan curtailment of approximately $1.9 million in the fourth quarter of 2007. The curtailment charge was recorded in other expenses in the statement of income and impacted the Community Banking and Wealth Management segments.

The components of net periodic defined benefit pension expense for the three months ended March 31, 2007 were as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2008		2007
Net periodic benefit cost
Service cost	$	―	$291
Interest cost		―	171
Expected return on plan assets		―	(150)
Amortization of net actuarial loss		―	19
Net periodic benefit expense	$	―	$331

The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. Prior to January 1, 2008, the Corporation matched 50% of pre-tax employee contributions up to a maximum of 3% of eligible earnings. Effective January 1, 2008, in addition to the company match of up to 3%, all eligible employees began receiving a company funded basic contribution in the 401(k) plan equal to 2% of eligible earnings. For the three months ended March 31, 2008, the basic company funded 401(k) contribution was $198,000.

Note 5 – Stock-Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At March 31, 2008, 2,518,265 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at March 31, 2008, the Corporation had 25,480 granted stock options as a result of the East Penn Bank acquisition completed in 2007. The options have a term of ten years and are exercisable at prices ranging from $5.94 to $13.07.

The Corporation recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) adopted at January 1, 2006 under the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For the three months ended March 31, 2008 and 2007, there were no options granted.

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

For grants subject to a market condition that were awarded in the third quarter of 2007, the Corporation utilized a Monte Carlo simulation to estimate the fair value and determine the derived service period. Compensation is recognized over the derived service period with any unrecognized compensation cost immediately recognized when the market condition is met. These awards vest when the Corporation’s common stock reaches targeted average trading prices for 30 days within five years from the grant date. Vesting cannot commence before six months from the grant date. The term and exercise price of the options are the same as previously mentioned. The fair value and derived service period (the median period in which the market condition is met) were determined using a Monte Carlo simulation taking into consideration the weighted average dividend yield based on historical data, weighted-average expected volatility based on historical data, the risk-free rate, the weighted average expected life of the option and a uniform post-vesting exercise rate (mid-point of vesting and contractual term).

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

In accordance with SFAS 123(R), stock-based compensation expense for the three months ended March 31, 2008 and 2007 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was $47,000 and $43,000, net of tax for the first quarter of 2008 and $67,000 and $64,000, net of tax for the first quarter of 2007.

A summary of option activity under the Corporation’s stock option plans as of March 31, 2008, and changes during the three months ended March 31, 2008 is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	1,113,499	$15.74
Granted	—	—
Exercised	(22,022)	9.52
Forfeited (unvested)	(2,395)	20.10
Cancelled (vested)	(2,699)	21.91

Outstanding at March 31, 2008	1,086,383	$15.84	4.37	$2,755

Exercisable at March 31, 2008	982,357	$15.39	4.02	$2,755

Note 5 – Stock-Based Compensation – Continued

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $122,000 and $31,000, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of March 31, 2008 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2008	108,736	$5.37

Granted	—	—

Vested	(2,315)	6.63

Forfeited	(2,395)	5.61

Nonvested at March 31, 2008	104,026	$5.34

As of March 31, 2008, there was a total of $317,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $15,000 for each period. The tax benefit realized for the tax deductions from option exercises totaled $41,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Note 6 – Earnings Per Share

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

The calculations of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,

(Dollars in thousands, except per share data)	2008	2007

Basic earnings per share
Net income available to common shareholders	$7,304	$6,134
Weighted average common shares outstanding	31,346,833	28,965,500
Basic earnings per share	$0.23	$0.21

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$7,304	$6,134
Weighted average common shares outstanding	31,346,833	28,965,500
Dilutive potential common shares (1), (2)	175,903	290,320
Total diluted weighted average common shares outstanding	31,522,736	29,255,820
Diluted earnings per share	$0.23	$0.21

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended March 31, 2008 and 2007, there were 538,404 antidilutive options at an average price of $21.20 and 424,858 antidilutive options at an average price of $24.40, respectively.

Note 7 – Comprehensive Income and Accumulated Other Comprehensive Income

The components of other comprehensive income are as follows:

Comprehensive Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Three months ended March 31, 2008	Amount	(Expense)	amount
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$4,130	$(1,446)	$2,684
Less reclassification adjustment for net gains realized in net income	128	(45)	83
Net unrealized gains	4,002	(1,401)	2,601
Change in fair value of derivatives used for cash flow hedges	62	(22)	40
Other comprehensive income, net	$4,064	$(1,423)	$2,641

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Three months ended March 31, 2007	Amount	(Expense)	Amount
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$2,361	$(826)	$1,535
Less reclassification adjustment for net gains realized in net income	531	(186)	345
Net unrealized gains	1,830	(640)	1,190
Change in fair value of derivatives used for cash flow hedges	(202)	71	(131)
Other comprehensive income, net	$1,628	$(569)	$1,059

The components of other accumulated other comprehensive income (loss), net of tax, which is a component of shareholders’ equity were as follows:

	Net Unrealized (Losses) Gains on Available For Sale Securities	Net Change in Fair Value of Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plan	Transition Asset Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2007	$(4,872)	$304	$(1,579)	$44	$(6,103)
Net Change	1,190	(131)	-	-	1,059
Balance, March 31, 2007	$(3,682)	$173	$(1,579)	$44	$(5,044)

Balance, January 1, 2008	$(2,452)	$(114)	$-	$-	$(2,566)
Net Change	2,602	39	-	-	2,641
Balance, March 31, 2008	$150	$(75)	$-	$-	$75

Note 8 – Segment Information

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

Note 8 – Segment Information – Continued

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended March 31, 2008

Net interest income (expense)	$25,501	$5	$(1,299)	$24,207
Provision for loan losses	1,960	-	-	1,960
Noninterest income	6,356	4,315	161	10,832
Noninterest expense	19,568	3,796	354	23,718
Income (loss) before income taxes (benefit)	10,329	524	(1,492)	9,361
Income taxes (benefit)	2,307	199	(449)	2,057
Net income (loss)	$8,022	$325	$(1,043)	$7,304

Assets	$3,854,858	$24,356	$14,805	$3,894,019

Three Months Ended March 31, 2007

Net interest income (expense)	$20,256	$112	$(531)	$19,837
Provision for loan losses	2,425	-	-	2,425
Noninterest income	4,663	4,267	217	9,147
Noninterest expense	15,085	3,387	307	18,779
Income (loss) before income taxes (benefit)	7,409	992	(621)	7,780
Income taxes (benefit)	1,527	396	(277)	1,646
Net income (loss)	$5,882	$596	$(344)	$6,134

Assets	$3,268,334	$21,123	$35,510	$3,324,967

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. Consolidating adjustments reflecting certain eliminations of inter-segment revenues, cash and investment in subsidiaries are included in the “All Other” segment.

Note 9 – Financial Instruments with Off-Balance Sheet Risk

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

The approximate contract amounts are as follows:
	Total Amount Committed at
Commitments	March 31, 2008	December 31, 2007
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$814,146	$822,995
Standby letters of credit and financial guarantees written	25,286	23,473
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	23,977	58,928
Interest rate cap agreements	200,000	200,000

Note 9 – Financial Instruments with Off-Balance Sheet Risk – Continued

At March 31, 2008, the Corporation had a cash flow hedge with a notional amount of $5.0 million that has the effect of converting variable debt to a fixed rate. This swap matures in 2008. During the first quarter of 2008, cash flow hedges matured with a notional amount of $50.0 million that had the effect of converting rates on money market deposit accounts to a fixed-rate cost of funds. For both of these types of swaps, the Corporation recognized net interest expense of $115,000 and income of $138,000 for the three months ended March 31, 2008 and 2007, respectively. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At March 31, 2008, the Corporation had fair value hedges in the form of interest rate swaps with a notional amount of $3.9 million. These swaps mature in 2017. The Corporation recognized net interest expense of $16,000 and income of $5,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the Corporation had swap agreements with a negative fair value of $496,000. At December 31, 2007, the Corporation had swap agreements with a positive fair value of $10,000 and with a negative fair value of $366,000. There was no hedge ineffectiveness recognized during the first quarters of 2008 and 2007.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate now deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $1,000 for the three months ended March 31, 2008. At March 31, 2008 and December 31, 2007, these caps, designated as cash flow hedges, had a positive fair value of $2 and $222, respectively. The caps mature in March 2009. Hedge ineffectiveness of $40,000 on cash flow hedges due to notional mismatch was recognized in other expense during the first quarter of 2008. There was no impact to earnings for the first quarter of 2007 related to the caps.

During 2008 the Company implemented a program to offer certain derivative products directly to qualified commercial borrowers.  The Corporation economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with a third party. Derivative transactions executed as part of this program are not designated in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” -qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of March 31, 2008, the fair value of the derivative assets and the fair value of the derivative liabilities were $152,000 and $119,000, respectively.  The difference between the change in the fair value of the derivative assets and derivative liabilities of $33,000, which relates to the credit valuation adjustment in accordance with FAS 157, “Fair Value Measurements” is recognized in other income.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at March 31, 2008 and December 31, 2007 of $5.2 million and $3.4 million, respectively and commitments to sell mortgage loans at a specified rate at March 31, 2008 and December 31, 2007 of $2.3 million and $2.4 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At March 31, 2008, the Corporation had commitments with a positive fair value of $41,000 and a negative fair value of $2,000 the net amount which was recorded as other income. At December 31, 2007, the Corporation had commitments with a positive fair value of $19,000 and a negative fair value of $19,000.

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010. The outstanding balance of these sold leases at March 31, 2008 was $751,000 with a total recourse exposure of $137,000 and a current recourse liability of $16,000.

Note 10 – Fair Value Measurements

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. There have been no material changes in valuation techniques as a result of the adoption of SFAS No. 157.

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active for identical or similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and significant to the fair value of the assets or liabilities that are developed using the reporting entities’ estimates and assumptions, which reflect those that market participants would use.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the classification of the instruments pursuant to the valuation hierarchy, are as follows:

Securities Available for Sale

Securities classified as available for sale are reported using Level 1, Level 2 and Level 3 inputs. Level 1 instruments generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level 3 securities available for sale consist of instruments that are not readily marketable and may only be redeemed with the issuer at par such as Federal Home Loan Bank and Federal Reserve Bank stock. These securities are stated at par value.

Derivative Financial Instruments

Currently, the Corporation uses cash flow hedges, fair value hedges and interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below (rise above) the strike rate of the floors (caps).  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of SFAS No. 157, the Corporation incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Corporation has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Note 10 – Fair Value Measurements – Continued

The Corporation also has commitments with customers to extend mortgage loans at a specified rate and commitments to sell mortgage loans at a specified rate. These interest rate and forward contracts for mortgage loans originated and intended for sale in the secondary market are accounted for as derivatives and carried at estimated fair value. The Corporation estimates the fair value of the contracts using current secondary loan market rates. The Corporation has determined that the inputs used to value its interest rate and forward contracts fall within Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance March 31, 2008
Assets
Investment securities available for sale	$14,073	$960,835	$17,890	$992,798
Derivatives	—	193	—	193
Total assets	$14,073	$961,028	$17,890	$992,991
Liabilities
Derivatives	$—	$618	$—	$618
Total liabilities	$—	$618	$—	$618

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The table below presents a reconciliation for assets measured at fair value on a recurring basis for which the Corporate has utilized significant unobservable inputs (Level 3).

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2008	$15,201
Total gains/losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	—
Purchases	3,026
Redemptions	(320)
Interest	1
Capital deductions for operating expenses(1)	(18)
Balance, March 31, 2008	$17,890

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$—

(1) Operating expenses are included in earnings in other expenses in the income statement.

Assets Measured at Fair Value on a Nonrecurring Basis

A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed below. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. The Corporation estimates the fair value of mortgage loans held for sale using current secondary loan market rates. The Corporation has determined that the inputs used to value its mortgage loans held for sale fall within Level 2 of the fair value hierarchy. At March 31, 2008, loans held for sale were recorded at their carrying amount of $2.2 million with no impairment recorded during the first quarter of 2008.

Note 10 – Fair Value Measurements – Continued

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Individually impaired loans are measured based on the fair value of the collateral for collateral dependent loans. The value of the collateral is determined based on an appraisal by qualified licensed appraisers hired by the Corporation or other observable market data which is readily available in the marketplace. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. At March 31, 2008, impaired loans had a carrying amount of $9.4 million with a valuation allowance of $2.2 million. Impaired loans with a carrying amount of $8.0 million were evaluated during the first quarter of 2008 using the practical expedient fair value measurement which resulted in an additional valuation allowance of $434,000.

Mortgage Servicing Rights

The Corporation estimates the fair value of mortgage servicing rights based upon the present value of future cash flows using a current market discount rate appropriate for each investor group. Some of the primary components in valuing a servicing portfolio are estimates of anticipated prepayment, current market yields for servicing, reinvestment rate, servicing spread retained on the loans, and the cost to service each loan.

The Corporation’s entire portfolio consists of fixed rate loans with a remittance type of schedule/actual and a weighted average servicing fee of .25%. The market value calculation was based on long term prepayment assumptions obtained from Bloomberg for similar pools based on original term, remaining term, and coupon.  Where prepayment assumptions for loan pools could not be obtained, projections based on current prepayments, secondary loan market, and input from servicing buyers were used. The Corporation has determined that the inputs used to value its mortgage servicing rights fall within Level 2 of the fair value hierarchy. At March 31, 2008, the Corporation’s mortgage servicing rights had a carrying amount of $2.8 million. In accordance with the provisions of SFAS No.156, “Amending Accounting for Separately Recognized Servicing Assets and Liabilities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” three pools of mortgage servicing rights with a carrying amount of $952,000 were written down to their fair value of $864,000 resulting in an impairment charge of $88,000 for the first quarter of 2008.

Certain assets measured at fair value on a non-recurring basis are presented below:

	Fair Value Measurement Using
(Dollars in thousands)	Balance March 31, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$6,412	$—	$6,412	$—
Mortgage servicing rights	864	—	864	—
Total assets	$7,276	$—	$7,276	$—

SFAS No. 157 Fair value measurement implementation for nonfinancial assets including goodwill, identifiable intangibles and net assets in foreclosure with balances of $110.6 million, $11.0 million and $1.5 million, respectively at March 31, 2008 have been delayed until January 1, 2009 in accordance with SFAS No. 157-2.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this report and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed or implied in our forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to those described in Item 1A, “Risk Factors” in the Corporation’s 2007 Annual Report on Form 10-K and in this Form 10-Q.

Critical Accounting Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States and general practices with the financial services industry. The Corporation’s significant accounting policies are described in Note 1 of the consolidated financial statements in this Form 10-Q and in the Corporation’s 2007 Annual Report on Form 10-K and are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. In applying accounting policies and preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Judgments and assumptions required by management, which have, or could have a material impact on the Corporation’s financial condition or results of operations are considered critical accounting estimates. The following is a summary of the policies the Corporation recognizes as involving critical accounting estimates: Allowance for Loan Loss, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, Unrealized Gains and Losses on Debt Securities Available for Sale, and Deferred Taxes.

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

Unrealized Gains and Losses on Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings. Adverse changes in credit ratings would affect the estimated cash flows of the underlying collateral or issuer. The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of March 31, 2008 because the unrealized losses are related to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer.

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

Financial Overview

For the first quarter of 2008, the Corporation’s net income was $7.3 million or $.23 per diluted share, up 19.1% and 9.5%, respectively, compared to $6.1 million or $.21 per diluted share for the first quarter of 2007. Results were favorably impacted by an increase in the net interest margin, the impact of cost reduction actions taken in 2007 as well as the recent acquisition of East Penn Financial Corporation (East Penn Financial). The year-to-date financial results include the impact on operations from the acquisition of East Penn Financial effective November, 16, 2007 and the related issuance of 2,432,771 shares of the Corporation’s common stock. The following is an overview of the key financial highlights for the first quarter of 2008:

Total assets were $3.9 billion at March 31, 2008, an increase of 17.1% or $569.1 million over $3.3 billion in total assets at March 31, 2007. Loans were $2.48 million, an increase of 20.1% from $2.07 million at March 31, 2007. Deposits were $2.99 million, up 18.2% from $2.53 million last year. East Penn Financial had assets of $451.1 million, loans of $337.7 million and deposits of $382.7 million at the acquisition date. Total assets at March 31, 2008 were level with December 31, 2007.

The annualized return on average shareholders’ equity was 8.55% for the first quarter of 2008 as compared to 8.47% for the same period in 2007. The annualized return on average assets was 0.75% during the first quarter of 2008 in comparison to 0.76% for the first quarter of 2007.

Net interest income on a tax equivalent basis in the first quarter of 2008 increased $4.6 million or 21.8% from the same period in 2007 mainly as a result of the East Penn Financial acquisition as well as organic loan growth and a decrease in customer deposit costs. First quarter net interest margin of 2.91% was the highest since the third quarter of 2006, and was up 9 basis points year over year and 15 basis points sequentially.

Nonperforming assets were $27.1 million at March 31, 2008. Nonperforming assets as a percentage of total assets were 0.69% at March 31, 2008, compared to 0.56% at December 31, 2007, and 0.59% in last year’s first quarter. Net charge-offs were $0.8 million, compared to $2.7 million in the first quarter of 2007. The provision for loan losses was $2.0 million, a decrease of 19.2% from $2.4 million in the first quarter of 2007.

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

Adoption of Fair Value Measurements Accounting Standard

As previously discussed in Note 1 – Summary of Significant Accounting Policies and Note 10– Fair Value Measurements, the Corporation adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Corporation’s financial statements. See Note 1 and Note 10 for additional information.

Net Interest Income

Net interest income on a tax equivalent basis in the first quarter of 2008 increased $4.6 million or 21.8% from the same period in 2007. The increase during 2008 was mainly as a result of the East Penn Financial acquisition as well as organic loan growth and a decrease in customer deposit costs.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 2008 compared to March 31, 2007 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended March 31, 2008 compared to March 31, 2007

(Dollars in thousands)

	Total	Due to change in:
	Change	Volume	Rate

Increase (decrease) in interest income:
Investment securities *	$1,609	$1,431	$178
Federal funds sold and deposits in banks	(112)	230	(342)
Loans *	4,500	6,787	(2,287)
Total	5,997	8,448	(2,451)

Increase (decrease) in interest expense:
Savings and money market deposits	(4,011)	349	(4,360)
Time deposits	4,785	4,846	(61)
Borrowed funds	577	915	(338)
Total	1,351	6,110	(4,759)

Net increase in net interest income	$4,646	$2,338	$2,308
*Tax equivalent basis using a tax rate of 35%, net

The following table presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2008			2007

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$753,468	$9,754	5.21%	$684,651	$8,564	5.07%
Nontaxable investments (1)	290,098	4,356	6.04	260,007	3,937	6.14
Total investment securities	1,043,566	14,110	5.44	944,658	12,501	5.37
Federal funds sold and deposits in banks	84,157	694	3.32	62,837	806	5.20
Loans (1) (2)	2,463,242	39,405	6.43	2,059,871	34,905	6.87
Total earning assets	3,590,965	54,209	6.07	3,067,366	48,212	6.37
Noninterest-earning assets	299,994			213,488
Total assets	$3,890,959			$3,280,854

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,415,450	8,095	2.30	$1,376,074	12,106	3.57
Time	1,237,482	14,501	4.71	831,489	9,716	4.74
Total interest-bearing deposits	2,652,932	22,596	3.43	2,207,563	21,822	4.01
Borrowed funds	499,064	5,613	4.52	422,415	5,036	4.84
Total interest bearing liabilities	3,151,996	28,209	3.60	2,629,978	26,858	4.14
Noninterest-bearing liabilities:
Demand deposits	324,120			308,095
Other liabilities	71,443			48,986
Total noninterest-bearing liabilities	395,563			357,081
Total liabilities	3,547,559			2,987,059
Shareholders' equity	343,400			293,795
Total liabilities and shareholders' equity	$3,890,959			$3,280,854
Net interest spread			2.47			2.23
Effect of noninterest-bearing sources			0.44			0.59
Net interest income/margin on earning assets		$26,000	2.91%		$21,354	2.82%

Less tax equivalent adjustment		1,793			1,517
Net interest income		$24,207			$19,837

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis, net of deductions (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the first quarter of 2008 increased $6.0 million, or 12.4% over the same period in 2007. This increase was primarily due to higher average loans of $403.4 million partially offset by a 44 basis points reduction in the average rate earned on loans. The growth in average loans of 19.6% over the first quarter of last year was mainly as a result of the East Penn Financial acquisition as well as organic loan growth. Loan rates have declined from the first quarter of 2007 to the first quarter of 2008 due to market credit and liquidity conditions resulting in the Federal Open Market Committee reducing overnight rates 300 basis points and the subsequent change in the yield curve. Interest expense increased $1.4 million or 5.0% during the first quarter of 2008 versus the comparable period in 2007 mainly attributed to higher deposit volume from the East Penn Financial acquisition offset by a 58 basis point reduction in the average rate paid on deposits. The Corporation’s lower cost of funds have resulted from the short-term rate reductions during the fourth quarter of 2007 and the first quarter of 2008 by the Federal Open Market Committee as well as the Corporation’s continued emphasis on lower rate deposit products.

Net Interest Margin

The net interest margin for the first quarter of 2008 of was 2.91% compared to 2.76% for the fourth quarter of 2007 and 2.82% for the first quarter of 2007. Decreases in customer deposit costs have outpaced yield decreases in loans and investments. The steepening of the yield curve and the acquisition of East Penn Bank have contributed to the improved margin.

Interest Rate Sensitivity Analysis

In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and value of financial instruments.

The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix and repricing characteristics of its assets and liabilities through the management of its investment securities portfolio, its offering of loan and deposit terms and through wholesale borrowings from several providers, but primarily the Federal Home Loan Bank (the FHLB). The nature of the Corporation’s current operations is such that it is not subject to foreign currency exchange or commodity price risk.

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

At March 31, 2008, the Corporation had a cash flow hedge with a notional amount of $5.0 million that has the effect of converting variable debt to a fixed rate. This swap matures in 2008. During the first quarter of 2008, cash flow hedges matured with a notional amount of $50.0 million that had the effect of converting rates on money market deposit accounts to a fixed-rate cost of funds. For both of these types of swaps, the Corporation recognized net interest expense of $115,000 and income of $138,000 for the three months ended March 31, 2008 and 2007, respectively. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At March 31, 2008, the Corporation had fair value hedges in the form of interest rate swaps with a notional amount of $3.9 million. These swaps mature in 2017. The Corporation recognized net interest expense of $16,000 and income of $5,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the Corporation had swap agreements with a negative fair value of $496,000. At December 31, 2007, the Corporation had swap agreements with a positive fair value of $10,000 and with a negative fair value of $366,000. There was no hedge ineffectiveness recognized during the first quarters of 2008 and 2007.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate now deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $1,000 for the three months ended March 31, 2008. At March 31, 2008 and December 31, 2007, these caps, designated as cash flow hedges, had a positive fair value of $2 and $222, respectively. The caps mature in March 2009. Hedge ineffectiveness of $40,000 on cash flow hedges due to notional mismatch was recognized in other expense during the first quarter of 2008. There was no impact to earnings for the first quarter of 2007 related to the caps.

During 2008 the Company implemented a program to offer certain derivative products directly to qualified commercial borrowers.  The Corporation economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with a third party. Derivative transactions executed as part of this program are not designated in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” -qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of March 31, 2008, the fair value of the derivative assets and the fair value of the derivative liabilities were $152,000 and $119,000, respectively.  The difference between the change in the fair value of the derivative assets and derivative liabilities of $33,000, which relates to the credit valuation adjustment in accordance with SFAS 157, “Fair Value Measurements” is recognized in other income.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the March 31, 2008 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation's Asset/Liability Policy when rates increase 100 or 200 basis points or decrease 100 basis points.  In rates shocked down 200 basis points, net interest income is projected to be -10.04% which is outside the policy guideline of -8.00%.  This is due to the low current interest rate environment.  When rates are shocked down 200 basis points, the rates on core deposits hit internally established minimums and are unable to reprice down the full 200 basis points, while interest earning assets can reprice down the full 200 basis points.  The Corporation constantly monitors this position and takes steps to minimize any reduction in net interest income.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of March 31, 2008. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	Of Equity	Change	Percent Change

+300 Basis Points	$385,486	$(98,712)	-20.39%	+/- 35%
+200 Basis Points	427,604	(56,594)	-11.69%	+/- 25
+100 Basis Points	470,312	(13,886)	-2.87%	+/- 15
Flat Rate	484,198	-	0.00%
-100 Basis Points	464,854	(19,344)	-4.00%	+/- 15
-200 Basis Points	423,456	(60,743)	-12.55%	+/- 25
-300 Basis Points	373,363	(110,835)	-22.89%	+/- 35

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

The historic loss model includes a judgmental component (environmental factors) that reflects management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. The environmental factors are based upon management’s review of trends in the Corporation’s primary market area as well as regional and national economic trends. Management utilizes various economic factors that could impact borrowers’ future ability to make loan payments such as changes in the interest rate environment, product supply shortages, and negative industry specific events. Management utilizes relevant articles from newspapers and other publications that describe the economic events affecting specific geographic areas and other published economic reports and data. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit risk management staff to assess the direction of credit risk and its instant effect on losses. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the specific segments of the portfolio based on the historic loss component.

The provision for loan losses was $2.0 million for the three months ended March 31 2008, a decrease of 19.2% from $2.4 million for the same period in 2007. Net loans charged-off were $.8 million during the first quarter of 2008 as compared to $2.7 million in the first quarter of 2007.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Average loans	$2,463,242	$2,059,871

Allowance, beginning of period	27,328	21,154
Loans charged off:
Real estate	357	1,620
Commercial and industrial	216	750
Consumer	394	373
Lease financing	—	31
Total loans charged off	967	2,774
Recoveries:
Real estate	27	9
Commercial and industrial	15	9
Consumer	127	93
Lease financing	—	13
Total recoveries	169	124
Net loans charged off	798	2,650
Provision for loan losses	1,960	2,425
Allowance, end of period	$28,490	$20,929
Ratio of net charge offs to average
loans outstanding (annualized)	0.13%	0.52%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

The factors affecting the allocation of the allowance during the three-month period ended March 31, 2008 were changes in credit quality resulting from increases in criticized commercial and industrial loans. The allocation of the allowance for commercial and industrial loan at March 31, 2008 increased $1.7 million from December 31, 2007 primarily due to an increase in loans rated special mention and a slight increase in the loss ratio for substandard loans. The allocation of the allowance for real estate loans decreased $635,000 mostly due to decreased loan volume combined with an improvement in the loss ratio. There were no material changes in the allocation of the allowance for consumer loans and lease financing at March 31, 2008 compared to December 31, 2007. There were no significant changes in the estimation methods and assumptions including environmental factors, loan concentrations or terms that impacted the allowance during the first three months of 2008. The interest rate environment as well as weakening in the commercial real estate market has moderately increased our allowance allocation in concert with the historical trends. It is expected that the negative trends in the real estate industry will continue to affect credit quality into 2008. The growth in the loan portfolio and the change in the mix will result in an adjustment to the amount of the allowance allocated to each category based upon historical loss trends and other factors.

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	March 31, 2008		December 31, 2007
		Percent of		Percent of
(Dollars in thousands)	Amount	Allowance	Amount	Allowance

Real estate	$9,856	35%	$10,491	38%
Commercial
and industrial	14,073	49%	12,340	45%
Consumer	4,547	16%	4,485	17%
Lease financing	14	-%	12	-%
Total	$28,490	100%	$27,328	100%

Nonperforming Assets

Nonperforming assets (including nonaccruing loans, net assets in foreclosure and loans past due 90 days or more past due) were 0.69% of total assets at March 31, 2008, compared to 0.56% at December 31, 2007, and 0.59% at March 31, 2007. The increase in nonperforming assets at March 31, 2008, in relation to December 31, 2007, of $5.1 million was substantially concentrated in the commercial real estate portfolio as well as a higher level of commercial and industrial loans on nonaccrual of interest. The increase of nonperforming assets in relation to March 31, 2007 of $7.5 million was largely due to a higher level of commercial real estate loans on nonaccrual of interest. While the credit quality remained stable at quarter end, we continue to take a conservative approach to our lending and loan review practices. With the expectation of continued economic pressures, management continues to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

Net assets in foreclosure increased $1.5 million due to the foreclosure and subsequent transfer to OREO of one construction loan which defaulted during the fourth quarter of 2007. The Bank has assumed the rights to an agreement with a homebuilder, who has been constructing homes on the site, to purchase remaining lots in the development at a fixed price which is expected to result in full payment of the loan. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection.

The following table presents information concerning nonperforming assets. Nonperforming assets include loans that are in nonaccrual status or 90 days or more past due and loans that are in the process of foreclosure.

Table 6—Nonperforming Assets

(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Nonaccrual loans	$23,819	$21,091	$17,519
Loans 90 days or more past due	1,702	857	2,001
Total nonperforming loans	25,521	21,948	19,520
Net assets in foreclosure	1,536	28	10
Total nonperforming assets	$27,057	$21,976	$19,530

Allowance for loan losses to nonperforming loans	111.6%	124.5%	107.2%
Nonperforming loans to total net loans	1.04%	0.90%	0.95%
Allowance for loan and lease losses to total loans	1.15%	1.11%	1.01%
Nonperforming assets to total assets	0.69%	0.56%	0.59%

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

Table 7—Impaired Loans

(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Impaired Loans	$9,404	$9,803	$7,789

Average year-to-date impaired loans	$10,559	$7,539	$6,523

Impaired loans with specific loss allowances	$9,404	$9,803	$7,789

Loss allowances reserved on impaired loans	$2,172	$2,229	$1,279

Year-to-date income recognized on impaired loans	$8	$31	$4

The Bank’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income was $10.8 million for the first quarter of 2008, an increase of $1.7 million or 18.4% from $9.1 million in the first quarter of 2007, driven by growth in service charges on deposits. Service charges on deposits of $3.1 million increased by $1.2 million or 62.3% primarily from increased return check and overdraft fees as well as East Penn deposit accounts. Wealth management income of $4.3 million remained level with last year’s first quarter. Major revenue component sources of wealth management income include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. Net security gains were $128,000 during the first quarter of 2008 compared to $531,000 during the comparable period in 2007. Other income included a gain of $302,000 from the mandatory redemption of Visa Class B stock in conjunction with Visa’s initial public offering.

Noninterest Expense

Noninterest expense was $23.7 million, an increase of $4.9 million or 26.3% from $18.8 million in the first quarter of 2007, driven by the acquisition of East Penn Financial as well as branch expansion. Salaries and benefits expense rose $2.3 million primarily due to higher staffing levels resulting from the East Penn Financial acquisition and branch expansion. Occupancy expenses increased $1.1 million mainly due to the addition of the East Penn branches as well as rent expense on the bank properties in the sale-leaseback transaction completed in the fourth quarter of 2007. Other expenses increased $1.4 million mostly due to additional professional and consulting fees and identifiable intangible asset amortization related to the East Penn acquisition.

Income Taxes

The effective income tax rate for the three months ended March 31, 2008 and March 31, 2007 were 22.0% and 21.2%, respectively versus the applicable federal statutory rate of 35%. The Corporation’s effective rates during 2008 and 2007 were lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance.

Balance Sheet Analysis

Total assets at March 31, 2008 of $3.9 billion were level with December 31, 2007. The balance of investment securities available for sale increased by $67.2 million primarily as a result of net additional purchases of mortgage-backed securities and loans grew by $20.0 million. Federal funds sold to correspondent banks decreased $92.7 million due to the increase in investment securities and loans. Total deposits remained level with year-end.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending March 31, 2008 was $343.3 million, an increase of $4.0 million from the capital balance at December 31, 2007 of $339.3 million. Increases in capital from the retention of the Corporation’s earnings and a decrease in the accumulated other comprehensive loss related to investment securities were partially offset by cash dividends paid to shareholders. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital
(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of March 31, 2008	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$332,890	10.79%	$246,812	8.00%	$308,514	-
Harleysville National Bank	316,519	10.30%	245,853	8.00%	307,316	10%
Tier 1 Capital (to risk weighted assets):
Corporation	304,300	9.86%	123,406	4.00%	185,109	-
Harleysville National Bank	287,929	9.37%	122,926	4.00%	184,389	6%
Tier 1 Capital (to average assets):
Corporation	304,300	8.07%	150,882	4.00%	188,603	-
Harleysville National Bank	287,929	7.66%	150,277	4.00%	187,846	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2007	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$329,887	10.67%	$247,273	8.00%	$309,091	10%
Harleysville National Bank	312,880	10.16%	246,286	8.00%	307,858	10%
Tier 1 Capital (to risk weighted assets):
Corporation	302,459	9.79%	123,637	4.00%	185,455	6%
Harleysville National Bank	285,452	9.27%	123,143	4.00%	184,715	6%
Tier 1 Capital (to average assets):
Corporation	302,459	8.72%	138,795	4.00%	173,494	5%
Harleysville National Bank	285,452	8.29%	137,722	4.00%	172,153	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is generally common stockholder’s equity and retained earnings adjusted to exclude disallowed goodwill and identifiable intangibles as well as the inclusion of qualifying trust preferred securities. Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 2008, the Corporation’s Tier 1 risk-adjusted capital ratio was 9.86%, and the total risk-adjusted capital ratio was 10.79%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at March 31, 2008.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. Banking organizations are expected to have ratios from 4% to 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 8.07% at March 31, 2008 and 8.72% at December 31, 2007. The lower leverage ratio of the Corporation at March 31, 2008 was mainly due to the increase in average assets from the purchase of East Penn Bank in November 2007.

The first quarter 2008 cash dividend per share of $.20 was the same as the cash dividend for the first quarter of 2007. The proportion of net income paid out in dividends for the first three months of 2008 was 85.8%, compared to 94.4% for the same period in 2007. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first quarter of 2008.

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

The resulting projections as of March 31, 2008 show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. One source of external liquidity is an available line of credit with the FHLB. As of March 31, 2008, the Bank had borrowings outstanding with the FHLB of $208.8 million, all of which were long-term. At March 31, 2008, the Bank had unused lines of credit at the FHLB of $335.4 million and unused federal funds lines of credit of $195.0 million. In addition, the Corporation’s funding sources include investment and loan portfolio cash flows, fed funds sold and short-term investments, as well as access to the brokered certificate of deposit market and repurchase agreement borrowings. The Corporation has pledged available for sale investment securities with a carrying value of $680.8 million and held to maturity securities of $56.1 million. The Corporation could also increase its liquidity through its pricing on certificates of deposit products. The Corporation believes it has adequate funding sources to maintain sufficient liquidity under varying business conditions.

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

Branching

During 2008, the Corporation opened a new branch in Flourtown, Montgomery County. The Bank plans to add retail branches in Warrington, Bucks County and Whitehall, Lehigh County and to relocate its Pottstown East End branch, Montgomery County in 2008 The Bank also plans to add a branch in Conshohocken, Montgomery County in early 2009. These plans are subject to change as management continues to evaluate its market and its business needs. The Corporation continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

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

During the fourth quarter of 2007 and the first quarter of 2008, the economy has experienced a continued decline in the housing market, reductions in credit facilities, rising food and energy prices, all resulting in short-term rate reductions by the Federal Open Market Committee. This has created a challenging interest rate environment for the Corporation which has impacted our interest rate sensitivity exposure. A detailed discussion of market risk is provided on pages 22 and 23 of this Form 10-Q.

Item 4 – Controls and Procedures

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

(ii)  Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.                 Risk Factors

There have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not repurchase any shares of its stock under the Corporation’s stock repurchase programs during the first quarter of 2008. The maximum number of share that may yet be purchased under the plans was 731,761 as of March 31, 2008. (1) The repurchased shares are used for general corporate purposes.

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

                                                                                           HARLEYSVILLE NATIONAL CORPORATION

Date: May 8, 2008	/s/ Paul D. Geraghty
Paul D. Geraghty, President, Chief Executive Officer and
Director
                                                                                      (Principal executive officer)

Date:  May 8, 2008                                                                                 /s/ George S. Rapp
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

(2.3)
Agreement for Purchase and Sale of Partnership Interests, dated as of December 27, 2007, by and among each of the applicable entities (“Buyer”) and 2007 PA HOLDINGS, LLC (“HNB”) and PA BRANCH HOLDINGS, LLC, (“Bank Branch”) (HNB and Bank Branch are referred to collectively as “Seller”), filed herewith. (The schedules and exhibits to the Agreement for Purchase and Sale of Partnership Interests are listed at the end of the agreement but have been omitted from the Exhibit to Form 10-K. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)

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

(10.9)	Harleysville National Corporation 1998 Stock Incentive Plan.** (Incorporated by reference to Registrant’s Registration Statement No. 333-79971 on Form S-8, filed with the Commission on June 4, 1999.)

Exhibit No.	Description of Exhibits
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

(10.15)
Employment Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004.

(10.16)
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

(10.18)
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

(10.22)
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

Exhibit No.	Description of Exhibits
(10.26)
Amended and Restated Declaration of Trust for HNC Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Sponsor, and the Administrators named therein, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November, 9, 2005.)

(10.27)
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

(10.30)
Employment Agreement dated July 12, 2007 between Paul D. Geraghty, President and Chief Executive Officer of the Corporation and Harleysville Management Services, LLC* (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2007.)

(10.31)
Amended and Restated Declaration of Trust for HNC Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Depositor, and the Administrators named therein, dated as of August 22, 2007. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007.)

(10.32)
Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of August 22, 2007. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007.)

(10.33)
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

(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, Footnote 6, “Earnings Per Share,” of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

* Management contract or compensatory plan arrangement.

** Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

*** Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.