Form 10-Q
period 2008-06-30
HARLEYSVILLE NATIONAL CORP
filed 2008-08-08
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

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
      Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,381,325 shares of Common Stock, $1.00 par value, outstanding on August 1, 2008.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$75,484	$73,930
Federal funds sold and securities purchased under agreements to resell	25,000	131,600
Interest-bearing deposits in banks	3,485	3,873
Total cash and cash equivalents	103,969	209,403
Residential mortgage loans held for sale	1,392	1,140
Investment securities available for sale	959,912	925,568
Investment securities held to maturity (market value $54,307 and $57,518, respectively)	54,222	57,347
Loans and leases	2,500,576	2,459,683
Less: Allowance for loan losses	(31,174)	(27,328)
Net loans	2,469,402	2,432,355
Premises and equipment, net	34,179	32,518
Accrued interest receivable	15,620	16,456
Goodwill	110,278	111,155
Intangible assets, net	13,418	13,340
Bank-owned life insurance	73,609	72,269
Other assets	46,231	31,450
Total assets	$3,882,232	$3,903,001
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$362,750	$358,258
Interest-bearing:
Checking	422,850	482,104
Money market	756,588	796,325
Savings	183,226	145,681
Time deposits	1,139,734	1,202,690
Total deposits	2,865,148	2,985,058
Federal funds purchased and short-term securities sold under agreements to repurchase	179,692	101,493
Other short-term borrowings	1,147	2,015
Long-term borrowings	348,764	321,785
Accrued interest payable	32,850	28,810
Subordinated debt	82,992	82,992
Other liabilities	43,729	41,538
Total liabilities	3,554,322	3,563,691
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares,
issued 31,507,021 shares at June 30, 2008 and at December 31, 2007	31,507	31,507
Additional paid in capital	230,958	231,130
Retained earnings	84,400	82,311
Accumulated other comprehensive loss	(16,601)	(2,566)
Treasury stock, at cost: 133,794 shares at June 30, 2008 and
174,605 shares at December 31, 2007	(2,354)	(3,072)
Total shareholders' equity	327,910	339,310
Total liabilities and shareholders' equity	$3,882,232	$3,903,001
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
(Dollars in thousands, except per share information)	2008	2007	2008	2007

Interest Income:
Loans and leases, including fees	$36,644	$35,452	$75,641	$70,088
Investment securities:
Taxable	9,622	8,488	19,376	17,052
Exempt from federal taxes	2,968	2,685	5,939	5,374
Federal funds sold and securities purchased under agreements to resell	93	1,017	751	1,768
Deposits in banks	26	69	62	124
Total interest income	49,353	47,711	101,769	94,406

Interest Expense:
Savings and money market deposits	5,661	12,830	13,756	24,936
Time deposits	12,937	9,302	27,438	19,018
Short-term borrowings	638	1,297	1,296	2,553
Long-term borrowings	4,928	4,127	9,883	7,907
Total interest expense	24,164	27,556	52,373	54,414

Net interest income	25,189	20,155	49,396	39,992
Provision for loan losses	3,107	1,125	5,067	3,550
Net interest income after provision for loan losses	22,082	19,030	44,329	36,442

Noninterest Income:
Service charges	3,312	2,442	6,425	4,360
Gain on sales of investment securities, net	97	2	225	533
Wealth management	4,567	4,831	8,844	9,098
Bank-owned life insurance	657	603	1,341	1,185
Other income	2,963	2,377	5,593	4,226
Total noninterest income	11,596	10,255	22,428	19,402
Net interest income after provision for loan losses and
noninterest income	33,678	29,285	66,757	55,844

Noninterest Expense:
Salaries, wages and employee benefits	14,201	12,450	28,060	24,047
Occupancy	2,441	1,688	5,026	3,234
Furniture and equipment	1,083	1,076	2,177	1,993
Marketing	292	409	728	816
Other expense	6,441	4,518	12,185	8,830
Total noninterest expense	24,458	20,141	48,176	38,920

Income before income tax expense	9,220	9,144	18,581	16,924
Income tax expense	1,893	2,065	3,950	3,711
Net income	$7,327	$7,079	$14,631	$13,213

Net income per share information:
Basic	$0.24	$0.25	$0.47	$0.46
Diluted	$0.23	$0.24	$0.46	$0.45
Cash dividends per share	$0.20	$0.20	$0.40	$0.40
Weighted average number of common shares:
Basic	31,359,011	28,944,643	31,352,922	28,955,014
Diluted	31,521,608	29,190,602	31,522,029	29,222,626

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Six Months Ended June 30, 2008

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Loss	Stock	Total	Income (Loss)

Balance, January 1, 2008	31,507	(174)	$31,507	$231,130	$82,311	$(2,566)	$(3,072)	$339,310
Issuance of stock for stock options, net of excess tax benefits	-	40	-	(257)	-	-	716	459
Issuance of stock awards	-	-	-	-	-	-	2	2
Stock based compensation expense	-	-	-	85	-	-	-	85
Net income	-	-	-	-	14,631	-	-	14,631	$14,631
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(14,035)	-	(14,035)	(14,035)
Cash dividends	-	-	-	-	(12,542)	-	-	(12,542)
Comprehensive income									$596
Balance, June 30, 2008	31,507	(134)	$31,507	$230,958	$84,400	$(16,601)	$(2,354)	$327,910

Six Months Ended June 30, 2007

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Loss	Stock	Total	Income (Loss)

Balance, January 1, 2007	29,074	(109)	$29,074	$194,713	$79,339	$(6,103)	$(2,272)	$294,751
Issuance of stock for stock options, net of tax and excess tax benefits	-	17	-	25	-	-	355	380
Issuance of stock awards	-	-	-	(1)	-	-	5	4
Stock based compensation expense	-	-	-	133	-	-		133
Net income	--	-	-	-	13,213	-	-	13,213	$13,213
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(8,610)	-	(8,610)	(8,610)
Purchase of treasury stock	-	(86)	-	-	-	-	(1,382)	(1,382)
Cash dividends	-	-	-	-	(11,583)	-	-	(11,583)
Comprehensive income									$4,603
Balance, June 30, 2007	29,074	(178)	$29,074	$194,870	$80,969	$(14,713)	$(3,294)	$286,906

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2008	2007
Operating Activities:
Net income	$14,631	$13,213
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,067	3,550
Depreciation and amortization	3,370	2,498
Net amortization of investment securities discounts/premiums	590	971
Deferred income tax benefit	(1,828)	(179)
Gain on sales of investment securities, net	(225)	(533)
Bank-owned life insurance income	(1,341)	(1,185)
Stock based compensation expense	85	133
Net decrease in accrued interest receivable	836	118
Net increase (decrease) in accrued interest payable	4,040	(9,192)
Net increase in other assets	(4,410)	(1,529)
Net increase in other liabilities	3,145	698
Other, net	28	4
Net cash provided by operating activities	23,988	8,567
Investing Activities:
Proceeds from sales of investment securities available for sale	115,331	67,116
Proceeds from maturity or calls of investment securities held to maturity	3,095	―
Proceeds from maturity or calls of investment securities available for sale	106,975	81,279
Purchases of investment securities available for sale	(278,689)	(193,966)
Net increase in loans	(43,893)	(37,812)
Net cash paid due to acquisitions, net of cash acquired	(1,200)	(2,500)
Purchases of premises and equipment	(4,389)	(7,560)
Proceeds from sales of premises and equipment	668	2
Proceeds from sales of other real estate	347	6
Net cash used in investing activities	(101,755)	(93,435)
Financing Activities:
Net decrease in deposits	(119,910)	(13,301)
Increase in federal funds purchased and short-term securities sold under agreements to repurchase	78,199	26,435
Decrease in other short-term borrowings	(868)	(251)
Advances of long-term borrowings	50,000	105,000
Repayments of long-term borrowings	(23,000)	(47,000)
Cash dividends	(12,542)	(11,583)
Repurchase of common stock	–	(1,382)
Proceeds from the exercise of stock options	404	380
Excess tax benefits from stock based compensation	50	―
Net cash (used in) provided by financing activities	(27,667)	58,298
Net decrease in cash and cash equivalents	(105,434)	(26,570)
Cash and cash equivalents at beginning of period	209,403	124,870
Cash and cash equivalents at end of the period	$103,969	$98,300

Cash paid during the period for:
Interest	$48,706	$63,625
Income taxes	$12,840	$1,980
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to net assets in foreclosure	$1,508	$51

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries-Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of June 30, 2008, the results of its operations for the three and six month periods ended June 30, 2008 and 2007 and the cash flows for the six month periods ended June 30, 2008 and 2007. East Penn Financial Corporation (East Penn Financial) and its banking subsidiary are included in the Corporation’s results effective November 16, 2007. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2007 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This EITF states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EIFT 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This staff position is not expected to have a material impact on the Corporation’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The provisions of SFAS 162 are not expected to have a significant impact on the Corporation’s financial condition and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is not anticipated to have a material impact on the Corporation’s financial statements.

Note 1 – Summary of Significant Accounting Policies – Continued

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and expands disclosures under SFAS No. 142, “Goodwill and Other Intangible Assets.” Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FAS 142-3 is not expected to have a significant impact on the Corporation’s financials statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Specifically, it requires that objectives for using derivatives instruments be disclosed in terms of underlying risk and accounting designation, disclosing the fair values of derivative instruments and their gains and losses in a tabular format, disclosure about credit-risk-related contingent features and cross-referencing within the footnotes. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 is not anticipated to have a material impact on the Corporation’s financial statements, although it will result in expanded disclosures.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP specifies that a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The two transactions shall be considered linked unless they meet all of the specified criteria in this FSP. The linked transaction should be evaluated to determine whether it meets the requirements for sale accounting under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” If the linked transaction does not meet the requirements for sale accounting, it should be accounted for based on the economics of the combined transaction which generally represents a forward contract. FAS 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Early application is not permitted. FAS 140-3 is not expected to have a material impact on the Corporation’s financial statements.

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

Note 2 – Acquisitions

On May 20, 2008, the Corporation entered into a definitive agreement to acquire Willow Financial Bancorp, Inc. and its wholly owned subsidiary, Willow Financial Bank, a $1.6 billion bank with 29 banking offices in Southeastern Pennsylvania. Headquartered in King of Prussia, PA, Willow Financial Bank branch offices are located in Philadelphia, Montgomery, Chester, and Bucks Counties. The total value of the transaction at the agreement date, if it closed, was estimated at $162 million or approximately $10.28 per share of Willow Financial Bancorp stock, although actual value will depend on several factors, including the price of the Corporation’s stock. Under terms of the Merger Agreement, each share of Willow Financial Bancorp, Inc. will be exchanged for 0.73 shares of the Corporation’s stock. Following the transaction, current shareholders of the Corporation will own approximately 73% and current Willow Financial Bancorp shareholders will own approximately 27% of the combined company. The transaction is subject to regulatory and shareholder approval and is expected to close in the fourth quarter of 2008.

Effective November 16, 2007, the Corporation completed its acquisition of East Penn Financial Corporation (East Penn Financial) and its wholly owned subsidiary, East Penn Bank, a $451 million state chartered, FDIC insured bank, was merged with and into Harleysville National Bank. East Penn Financial’s results of operations are included in the Corporation’s results from the date of acquisition, November 16, 2007. The aggregate purchase price was $91.3 million in cash and stock. The Corporation acquired 100% of the outstanding shares of East Penn Financial and issued 2,432,771 shares of its common stock. Goodwill of $63.9 million and a core deposit intangible of $7.4 million were recorded in connection with the acquisition of East Penn Financial and allocated to the Community Banking segment. These numbers include the finalized allocation of the purchase price based upon third party valuation of goodwill and certain intangible assets which occurred during the first six months of 2008.

Note 3 – Goodwill and Other Intangibles

Goodwill and identifiable intangibles were $110.3 million and $10.5 million, respectively at June 30, 2008, and $111.2 million and $10.6 million, respectively at December 31, 2007. The goodwill and identifiable intangibles balances resulted from acquisitions. During the first six months of 2008, the Corporation recorded purchase accounting adjustments related to the East Penn Financial acquisition which increased the core deposit intangible by $940,000 and reduced goodwill by $948,000. For further information related to the acquisition of East Penn Financial which occurred during the fourth quarter of 2007, see Note 2 – Acquisition.

The changes in the carrying amount of goodwill by business segment were as follows:

	Community Banking	Wealth Management	Total
Balance, January 1, 2008	$96,426	$14,729	$111,155
Purchase accounting adjustments for acquisitions	(948)	71	(877)
Balance, June 30, 2008	$95,478	$14,800	$110,278

The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at June 30, 2008 and December 31, 2007 are presented below:

	June 30,		December 31,
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$9,144	$1,709	$8,351	$1,061
Other identifiable intangibles	4,293	1,219	4,288	927
Total	$13,437	$2,928	$12,639	$1,988

Management performed its annual review of goodwill and identifiable intangibles at June 30, 2008 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management determined there was no impairment of goodwill and other identifiable intangible assets.

The remaining weighted average amortization period of core deposit intangibles is four years, other identifiable intangibles are seven years and the combined intangibles are five years. The amortization of core deposit intangibles allocated to the Community Banking segment was $390,000 and $57,000 for the second quarter of 2008 and 2007, respectively, and $795,000 and $119,000 for the six months ended June 30, 2008 and 2007, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $131,000 and $122,000 for the second quarter of 2008 and 2007, respectively, and $292,000 and $237,000 for the six months ended June 30, 2008 and 2007, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $2.1 million, $1.9 million, $1.8 million, $1.6 million and $1.2 million for 2008, 2009, 2010, 2011 and 2012, respectively.

Note 3 – Goodwill and Other Intangibles– Continued

Mortgage servicing rights of $2.9 million and $2.7 million at June 30, 2008 and December 31, 2007, respectively, are included on the Corporation’s balance sheet in other intangible assets and subsequently measured using the amortization method. The mortgage servicing rights had a fair value of $3.4 million and $3.3 million at June 30, 2008 and December 31, 2007, respectively. The Corporation’s mortgage servicing rights are not considered material to its financial statements and therefore additional disclosures are not provided.

Note 4 - Pension Plans

The Corporation had a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits were based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement. On October 31, 2007, the Corporation announced that it formally amended its pension plan to provide for its termination. Employees ceased to accrue additional pension benefits as of December 31, 2007, and pension benefits are not being provided under a successor pension plan. All retirement benefits earned in the pension plan as of December 31, 2007, were preserved and all participants became fully vested in their benefit upon plan termination. On July 3, 2008, the Corporation purchased $896,000 of terminal funding annuity contracts for participants presently in pay status. During 2008, it is anticipated that assets will be distributed to those participants who elect lump sum payments and annuities will be purchased for all other participants, settling the accumulated benefit obligation as of that date.

The Corporation recorded a one-time pre-tax charge related to the pension plan curtailment of approximately $1.9 million in the fourth quarter of 2007. The curtailment charge was recorded in other expenses in the statement of income and impacted the Community Banking and Wealth Management segments.

The components of net periodic defined benefit pension expense for the six months ended June 30, 2008 and 2007 were as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2008		2007
Net periodic benefit cost
Service cost	$	―	$583
Interest cost		―	342
Expected return on plan assets		―	(300)
Amortization of net actuarial loss		―	38
Net periodic benefit expense	$	―	$663

The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. Prior to January 1, 2008, the Corporation matched 50% of pre-tax employee contributions up to a maximum of 3% of eligible earnings. Effective January 1, 2008, in addition to the company match of up to 3%, all eligible employees began receiving a company funded basic contribution to the 401(k) plan equal to 2% of eligible earnings. For the three and six months ended June 30, 2008, the basic company funded 401(k) contribution was $206,000 and $404,000 respectively.

Note 5 – Stock-Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At June 30, 2008, 2,509,780 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at June 30, 2008, the Corporation had 25,480 granted stock options as a result of the East Penn Bank acquisition completed in 2007. The options have a term of ten years and are exercisable at prices ranging from $5.94 to $13.07.

The Corporation recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) adopted at January 1, 2006 under the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For the six months ended June 30, 2008 and 2007, there were no options granted.

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

Note 5 – Stock-Based Compensation– Continued

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

In accordance with SFAS 123(R), stock-based compensation expense for the six months ended June 30, 2008 and 2007 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was $38,000 and $32,000, net of tax for the second quarter of 2008 and $66,000 and $63,000, net of tax for the second quarter of 2007. Stock-based compensation expense was $85,000 and $75,000, net of tax for the six-month period ending June 30, 2008 and $133,000 and $127,000, net of tax for the six months ended June 30, 2007.

A summary of option activity under the Corporation’s stock option plans as of June 30, 2008, and changes during the six months ended June 30, 2008 is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	1,113,499	$15.74
Granted	—	—
Exercised	(40,682)	9.73
Forfeited (unvested)	(5,779)	21.68
Cancelled (vested)	(7,801)	23.83

Outstanding at June 30, 2008	1,059,237	$15.88	4.14	$957

Exercisable at June 30, 2008	959,477	$15.45	3.79	$957

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $180,000 and $129,000, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of June 30, 2008 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2008	108,736	$5.37

Granted	—	—

Vested	(3,197)	6.30

Forfeited	(5,778)	6.01

Nonvested at June 30, 2008	99,761	$4.37

Note 5 – Stock-Based Compensation – Continued

As of June 30, 2008, there was a total of $261,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the six months ended June 30, 2008 and 2007 was $20,000 for each period. The tax benefit realized for the tax deductions from option exercises totaled $63,000 and $34,000 for the six months ended June 30, 2008 and 2007, respectively.

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

The calculations of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except per share data)	2008	2007	2008	2007

Basic earnings per share
Net income available to common shareholders	$7,327	$7,079	$14,631	$13,213
Weighted average common shares outstanding	31,359,011	28,944,643	31,352,922	28,955,014
Basic earnings per share	$.24	$.25	$.47	.46

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$7,327	$7,079	$14,631	13,213
Weighted average common shares outstanding	31,359,011	28,944,643	31,352,922	28,955,014
Dilutive potential common shares (1), (2)	162,597	245,959	169,107	267,612
Total diluted weighted average common shares outstanding	31,521,608	29,190,602	31,522,029	29,222,626
Diluted earnings per share	$.23	$.24	$.46	$.45

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended June 30, 2008 and 2007, there were 529,916 antidilutive options at an average price of $21.15 and 490,114 antidilutive options at an average price of $23.47, respectively. For the six months ended June 30, 2008 and 2007, there were 529,916 antidilutive options at an average price of $21.15 and 475,643 antidilutive options at an average price of $23.67, respectively.

Note 7 – Comprehensive Loss and Accumulated Other Comprehensive Income

The components of other comprehensive loss are as follows:

Comprehensive Loss

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Six months ended June 30, 2008	Amount	(Expense)	amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(21,479)	$7,518	$(13,961)
Less reclassification adjustment for net gains realized in net income	225	(79)	146
Net unrealized losses	(21,704)	7,597	(14,107)
Change in fair value of derivatives used for cash flow hedges	111	(39)	72
Other comprehensive loss, net	$(21,593)	$7,558	$(14,035)

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Six months ended June 30, 2007	Amount	(Expense)	Amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(12,565)	$4,398	$(8,167)
Less reclassification adjustment for net gains realized in net income	533	(187)	346
Net unrealized losses	(13,098)	4,585	(8,513)
Change in fair value of derivatives used for cash flow hedges	(206)	72	(134)
Other	57	(20)	37
Other comprehensive loss, net	$(13,247)	$4,637	$(8,610)

The components of other accumulated other comprehensive income (loss), net of tax, which is a component of shareholders’ equity were as follows:
	Net Unrealized Losses on Available For Sale Securities	Net Change in Fair Value of Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plan	Transition Asset Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance, January, 1, 2007	$(4,872)	$304	$(1,579)	$44	$(6,103)
Net Change	(8,513)	(134)	37		(8,610)
Balance, June 30, 2007	$(13,385)	$170	$(1,542)	$44	$(14,713)

Balance, January 1, 2008	$(2,452)	$(114)	$-	$-	$(2,566)
Net Change	(14,107)	72	-	-	(14,035)
Balance, June 30, 2008	$(16,559)	$(42)	$-	$-	$(16,601)

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended June 30, 2008

Net interest income (expense)	$26,284	$144	$(1,239)	$25,189
Provision for loan losses	3,107	-	-	3,107
Noninterest income	6,849	4,618	129	11,596
Noninterest expense	20,122	4,134	202	24,458
Income (loss) before income taxes (benefit)	9,904	628	(1,312)	9,220
Income taxes (benefit)	2,090	235	(432)	1,893
Net income (loss)	$7,814	$393	$(880)	$7,327

Three Months Ended June 30, 2007

Net interest income (expense)	$20,584	$105	$(534)	$20,155
Provision for loan losses	1,125	-	-	1,125
Noninterest income	5,247	4,834	174	10,255
Noninterest expense	15,960	3,867	314	20,141
Income (loss) before income taxes (benefit)	8,746	1,072	(674)	9,144
Income taxes (benefit)	1,908	426	(269)	2,065
Net income (loss)	$6,838	$646	$(405)	$7,079

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Six Months Ended June 30, 2008

Net interest income (expense)	$51,785	$149	$(2,538)	$49,396
Provision for loan losses	5,067	-	-	5,067
Noninterest income	13,205	8,933	290	22,428
Noninterest expense	39,690	7,930	556	48,176
Income (loss) before income taxes (benefit)	20,233	1,152	(2,804)	18,581
Income taxes (benefit)	4,397	434	(881)	3,950
Net income (loss)	$15,836	$718	$(1,923)	$14,631

Assets	$3,842,721	$25,003	$14,508	$3,882,232

Six Months Ended June 30, 2007

Net interest income (expense)	$40,840	$217	$(1,065)	$39,992
Provision for loan losses	3,550	-	-	3,550
Noninterest income	9,910	9,101	391	19,402
Noninterest expense	31,045	7,254	621	38,920
Income (loss) before income taxes (benefit)	16,155	2,064	(1,295)	16,924
Income taxes (benefit)	3,435	822	(546)	3,711
Net income (loss)	$12,720	$1,242	$(749)	$13,213

Assets	$3,245,654	$22,325	$35,265	$3,303,244

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

Note 9 – Financial Instruments with Off-Balance Sheet Risk - Continued

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

The approximate contract amounts are as follows:
	Total Amount Committed at
Commitments	June 30, 2008	December 31, 2007
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$847,086	$822,995
Standby letters of credit and financial guarantees written	32,239	23,473
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	81,466	58,928
Interest rate cap agreements	200,000	200,000

At June 30, 2008, the Corporation had a cash flow hedge with a notional amount of $5.0 million that has the effect of converting variable debt to a fixed rate. This swap matures in 2008. During the first quarter of 2008, cash flow hedges matured with a notional amount of $50.0 million that had the effect of converting rates on money market deposit accounts to a fixed-rate cost of funds. For both of these types of swaps, the Corporation recognized net interest expense of $31,000 and income of $114,000 for the three months ended June 30, 2008 and 2007, respectively and net interest expense of $146,000 and income of $252,000 for the six months ended June 30, 2008 and 2007, respectively. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At June 30, 2008, the Corporation had fair value hedges in the form of interest rate swaps with a notional amount of $3.9 million. These swaps mature in 2017. The Corporation recognized net interest expense of $27,000 and income of $41,000 for the three months ended June 30, 2008 and 2007, respectively and $43,000 of net interest expense and income of $46,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the Corporation had swap agreements with a negative fair value of $275,000. At December 31, 2007, the Corporation had swap agreements with a positive fair value of $10,000 and with a negative fair value of $366,000. There was no hedge ineffectiveness recognized during the first six months of 2008 and 2007.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate NOW deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $4,000 and $5,000 for the three and six months ended June 30, 2008, respectively. At June 30, 2008 and December 31, 2007, these caps had a positive fair value of $14 and $222, respectively. The caps mature in March 2009. Due to notional mismatch, $4,000 and $44,000 were recognized in other expense during the three and six month periods ended June 30, 2008, respectively. There was no impact to earnings for the first six months of 2007 related to the caps.

During 2008 the Company implemented a program to offer certain derivative products directly to qualified commercial borrowers.  The Corporation economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with a third party. Derivative transactions executed as part of this program are not designated in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of June 30, 2008, the fair value of the derivative assets and the fair value of the derivative liabilities were $450,000 and $306,000 respectively. The difference between the change in the fair value of the derivative assets and derivative liabilities of $145,000 which relates to the credit valuation adjustment in accordance with FAS 157, “Fair Value Measurements,” is recognized in other income.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at June 30, 2008 and December 31, 2007 of $360,000 and $3.4 million, respectively and commitments to sell mortgage loans at a specified rate at June 30, 2008 and December 31, 2007 of $175,000 and $2.4 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At June 30, 2008, the Corporation had commitments with a positive fair value of $2,000 which was recorded as other income. At December 31, 2007, the Corporation had commitments with a positive fair value of $19,000 and a negative fair value of $19,000.

Note 9 – Financial Instruments with Off-Balance Sheet Risk – Continued

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. During the first quarter of 2005, the Bank recorded a recourse liability of $216,000 which was the entire recourse liability recorded. This estimate was based on our historic losses as experienced on similar lease financing receivables. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010. The outstanding balance of these sold leases at June 30, 2008 was $490,000 with a total recourse exposure of $94,000 and a current recourse liability of $7,000.

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

Note 10 – Fair Value Measurements – Continued

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance June 30, 2008
Assets
Investment securities available for sale	$13,435	$927,721	$18,756	$959,912
Derivatives	—	453	—	453
Total assets	$13,435	$928,174	$18,756	$960,365
Liabilities
Derivatives	$—	$581	$—	$581
Total liabilities	$—	$581	$—	$581

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The table below presents a reconciliation for assets measured at fair value on a recurring basis for which the Corporate has utilized significant unobservable inputs (Level 3).

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2008	$15,201
Total gains/losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	—
Purchases	4,226
Redemptions	(647)
Interest	2
Capital deductions for operating expenses(1)	(26)
Balance, June 30, 2008	$18,756

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$—

(1) Operating expenses are included in earnings in other expenses in the income statement.

Note 10 – Fair Value Measurements – Continued

Assets Measured at Fair Value on a Nonrecurring Basis

A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed below. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. The Corporation estimates the fair value of mortgage loans held for sale using current secondary loan market rates. The Corporation has determined that the inputs used to value its mortgage loans held for sale fall within Level 2 of the fair value hierarchy. At June 30, 2008, loans held for sale were recorded at their carrying amount of $1.4 million. Three loans with a carrying amount of $681,000 were written down to their fair value of $678,000 resulting in an impairment charge of $3,000 for the second quarter of 2008.

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Individually impaired loans are measured based on the fair value of the collateral for collateral dependent loans. The value of the collateral is determined based on an appraisal by qualified licensed appraisers hired by the Corporation or other observable market data which is readily available in the marketplace. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. At June 30, 2008, impaired loans had a carrying amount of $21.0 million with a valuation allowance of $4.6 million. Impaired loans with a carrying amount of $19.2 million were evaluated during the first six months of 2008 using the practical expedient fair value measurement which resulted in an additional valuation allowance of $2.9 million as compared to December 31, 2007.

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

The Corporation’s entire portfolio consists of fixed rate loans with a remittance type of schedule/actual and a weighted average servicing fee of .25%. The market value calculation was based on long term prepayment assumptions obtained from Bloomberg for similar pools based on original term, remaining term, and coupon. Where prepayment assumptions for loan pools could not be obtained, projections based on current prepayments, secondary loan market, and input from servicing buyers were used. The Corporation has determined that the inputs used to value its mortgage servicing rights fall within Level 2 of the fair value hierarchy. At June 30, 2008, the Corporation’s mortgage servicing rights had a carrying amount of $2.9 million. In accordance with the provisions of SFAS No.156, “Amending Accounting for Separately Recognized Servicing Assets and Liabilities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” one pool of mortgage servicing rights with a carrying amount of $390,000 was written down to its fair value of $372,000 resulting in an impairment charge of $18,000 for the second quarter of 2008.

Certain assets measured at fair value on a non-recurring basis are presented below:

	Fair Value Measurement Using
(Dollars in thousands)	Balance June 30, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortgage loans held for sale	$678	$—	$678	$—
Impaired loans	15,248	—	15,248	—
Mortgage servicing rights	372	—	372	$—
Total assets	$16,298	$—	$16,298	$—

SFAS No. 157 Fair value measurement implementation for nonfinancial assets including goodwill and identifiable intangibles with balances of $110.3 million and $10.5 million, respectively at June 30, 2008 have been delayed until January 1, 2009 in accordance with SFAS No. 157-2.

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

Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed its annual review of goodwill and other identifiable intangibles at June 30, 2008 and determined there was no impairment of goodwill or other identifiable intangibles. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Unrealized Gains and Losses on Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings. Adverse changes in credit ratings would affect the estimated cash flows of the underlying collateral or issuer. The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of June 30, 2008 because the unrealized losses are primarily related to changes in interest rates and current market conditions, however, we do not see any negative effect on the expected cash flows of the underlying collateral or issuer. The unrealized losses are affecting all portfolio sectors with collateralized mortgage obligation securities and preferred securities having the largest reductions.

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

Financial Overview

The Corporation’s net income for the second quarter of 2008 was $7.3 million, up 3.5% compared to $7.1 million for the second quarter of 2007. Diluted earnings per share were $.23, down $.01 from $.24 the same period last year. For the six months ended June 30, 2008, net income was $14.6 million or $.46 per diluted share compared to $13.2 million or $.45 per diluted share during the comparable period in 2007. Earnings were stable on a sequential basis this quarter despite a continued challenging macroeconomic environment for banking. Accordingly, the Corporation’s year over year growth was primarily a result of the East Penn Financial acquisition, which closed in November 2007, as well as approximately $90 million in organic loan growth. The 2008 year-to-date financial results include the impact on operations from the acquisition of East Penn Financial effective November, 16, 2007 and the related issuance of 2,432,771 shares of the Corporation’s common stock. The following is an overview of the key financial highlights:

Total assets were $3.9 billion at June 30, 2008, an increase of 17.5% from $3.3 billion at June 30, 2007. Loans were $2.5 billion, an increase of 20.2% from $2.08 billion at June 30, 2007. Deposits were $2.87 billion, up 14.4% from $2.50 billion at June 30, 2007. Total assets at June 30, 2008 remained level with total assets reported at the year ended December 31, 2007. Loans grew by $41.1 million and deposits decreased by $119.9 million since year-end.

The annualized return on average shareholders’ equity was 8.79% for the second quarter of 2008 as compared to 9.69% for the same period in 2007. The annualized return on average assets was 0.76% during the second quarter of 2008 in comparison to 0.86% for the second quarter of 2007.

Net interest income on a tax equivalent basis in the second quarter of 2008 increased $5.4 million or 24.9% from the same period in 2007 mainly as a result of a decrease in customer deposit costs and the East Penn acquisition as well as organic loan growth. Second quarter net interest margin of 3.06% was up for the second consecutive quarter, increasing 24 basis points year over year and 15 basis points sequentially.

Nonperforming assets were $39.1 million at June 30, 2008. Nonperforming assets as a percentage of total assets were 1.01% at June 30, 2008, compared to 0.56% at December 31, 2007 and 0.57% at June 30, 2007. Net charge-offs for the second quarter of 2008 were $423,000, compared to $408,000 in the same period of 2007. The allowance for credit losses increased to $31.2 million at June 30, 2008, compared to $27.3 million at December 31, 2007, and $21.6 million at June 30, 2007.

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

Adoption of Fair Value Measurements Accounting Standard

As previously discussed in Note 1 – Summary of Significant Accounting Policies and Note 10– Fair Value Measurements, the Corporation adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Corporation’s financial statements, although it resulted in expanded disclosures as indicated in Note 1 and Note 10.

Net Interest Income

Net interest income on a tax equivalent basis in the second quarter of 2008 increased $5.4 million or 24.9% from the same period in 2007 and increased $10.0 million or 23.3% for the first six months of 2008 from the comparable period in 2007 mainly as a result of a decrease in customer deposit costs and the East Penn acquisition as well as organic loan growth.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three and six months ended June 30, 2008 compared to June 30, 2007 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended June 30, 2008 compared to June 30, 2007			Six Months Ended June 30, 2008 compared to June 30, 2007

(Dollars in thousands)

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate

Increase (decrease) in interest income:
Investment securities *	$1,606	$1,232	$374	$3,215	$2,675	$540
Federal funds sold and deposits in banks	(967)	(453)	(514)	(1,079)	(335)	(744)
Loans *	1,358	6,787	(5,429)	5,858	13,460	(7,602)
Total	1,997	7,566	(5,569)	7,994	15,800	(7,806)

Increase (decrease) in interest expense:
Savings and money market deposits	(7,169)	(165)	(7,004)	(11,180)	184	(11,364)
Time deposits	3,635	4,175	(540)	8,420	8,996	(576)
Borrowed funds	142	1,123	(981)	719	2,020	(1,301)
Total	(3,392)	5,133	(8,525)	(2,041)	11,200	(13,241)

Net increase in net interest income	$5,389	$2,433	$2,956	$10,035	$4,600	$5,435
*Tax equivalent basis using a tax rate of 35%, net

The following table presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended June 30,			Three Months Ended June 30,
	2008			2007

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$740,847	$9,622	5.22%	$676,830	$8,488	5.03%
Nontaxable investments (1)	288,655	4,380	6.10	259,696	3,908	6.04
Total investment securities	1,029,502	14,002	5.47	936,526	12,396	5.31
Federal funds sold and deposits in banks	30,812	119	1.55	82,021	1,086	5.31
Loans (1) (2)	2,491,894	37,067	5.98	2,062,144	35,709	6.95
Total earning assets	3,552,208	51,188	5.80	3,080,691	49,191	6.40
Noninterest-earning assets	304,692			222,329
Total assets	$3,856,900			$3,303,020

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,397,205	5,661	1.63	$1,415,657	12,830	3.64
Time	1,162,516	12,937	4.48	787,419	9,302	4.74
Total interest-bearing deposits	2,559,721	18,598	2.92	2,203,076	22,132	4.03
Borrowed funds	554,799	5,566	4.04	450,529	5,424	4.83
Total interest bearing liabilities	3,114,520	24,164	3.12	2,653,605	27,556	4.17
Noninterest-bearing liabilities:
Demand deposits	340,802			314,215
Other liabilities	66,267			42,168
Total noninterest-bearing liabilities	407,069			356,383
Total liabilities	3,521,589			3,009,988
Shareholders' equity	335,311			293,032
Total liabilities and shareholders' equity	$3,856,900			$3,303,020
Net interest spread			2.68			2.23
Effect of noninterest-bearing sources			0.38			0.59
Net interest income/margin on earning assets		$27,024	3.06%		$21,635	2.82%

Less tax equivalent adjustment		1,835			1,480
Net interest income		$25,189			$20,155

(Dollars in thousands)	Six Months Ended June 30,			Six Months Ended June 30,
	2008			2007

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$747,157	$19,376	5.22%	$680,719	$17,052	5.05%
Nontaxable investments (1)	289,377	8,736	6.07	259,851	7,845	6.09
Total investment securities	1,036,534	28,112	5.45	940,570	24,897	5.34
Federal funds sold and deposits in banks	57,485	813	2.84	72,482	1,892	5.26
Loans (1) (2)	2,477,569	76,472	6.21	2,061,014	70,614	6.91
Total earning assets	3,571,588	105,397	5.93	3,074,066	97,403	6.39
Noninterest-earning assets	302,341			217,922
Total assets	$3,873,929			$3,291,988

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,406,329	13,756	1.97	$1,395,976	24,936	3.60
Time	1,199,999	27,438	4.60	809,334	19,018	4.74
Total interest-bearing deposits	2,606,328	41,194	3.18	2,205,310	43,954	4.02
Borrowed funds	526,932	11,179	4.27	436,550	10,460	4.83
Total interest bearing liabilities	3,133,260	52,373	3.36	2,641,860	54,414	4.15
Noninterest-bearing liabilities:
Demand deposits	332,460			311,169
Other liabilities	68,854			45,558
Total noninterest-bearing liabilities	401,314			356,727
Total liabilities	3,534,574			2,998,587
Shareholders' equity	339,355			293,401
Total liabilities and shareholders' equity	$3,873,929			$3,291,988
Net interest spread			2.57			2.24
Effect of noninterest-bearing sources			0.42			0.58
Net interest income/margin on earning assets		$53,024	2.99%		$42,989	2.82%

Less tax equivalent adjustment		3,628			2,997
Net interest income		$49,396			$39,992

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis, net of deductions (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the second quarter of 2008 increased $2.0 million, or 4.1% over the same period in 2007. This increase was primarily due to higher average loans of $429.8 million partially offset by a 97 basis points reduction in the average rate earned on loans. The growth in average loans of 20.8% over the second quarter of last year was mainly as a result of the East Penn Financial acquisition as well as organic loan growth. Loan rates have declined from the second quarter of 2007 to the second quarter of 2008 due to market credit and liquidity conditions resulting in the Federal Open Market Committee reducing overnight rates 325 basis points and the subsequent change in the yield curve. Interest expense decreased $3.4 million, or 12.3% during the second quarter of 2008 versus the comparable period in 2007 mainly attributed to a 111 basis point reduction in the average rate paid on deposits partially offset by higher deposit volume from the East Penn Financial acquisition. The Corporation’s lower cost of funds have resulted from the short-term rate reductions during the fourth quarter of 2007 and the first quarter of 2008 by the Federal Open Market Committee as well as the Corporation’s continued emphasis on lower rate deposit products.

Net Interest Margin

The second quarter net interest margin of 3.06% was up for the second consecutive quarter, increasing 24 basis points year over year and 15 basis points sequentially. Decreases in customer deposit costs have outpaced yield decreases in loans and investments. The steepening of the yield curve and the acquisition of East Penn Bank have contributed to the improved margin.

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

At June 30, 2008, the Corporation had a cash flow hedge with a notional amount of $5.0 million that has the effect of converting variable debt to a fixed rate. This swap matures in 2008. During the first quarter of 2008, cash flow hedges matured with a notional amount of $50.0 million that had the effect of converting rates on money market deposit accounts to a fixed-rate cost of funds. For both of these types of swaps, the Corporation recognized net interest expense of $31,000 and income of $114,000 for the three months ended June 30, 2008 and 2007, respectively and net interest expense of $146,000 and income of $252,000 for the six months ended June 30, 2008 and 2007, respectively. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At June 30, 2008, the Corporation had fair value hedges in the form of interest rate swaps with a notional amount of $3.9 million. These swaps mature in 2017. The Corporation recognized net interest expense of $27,000 and income of $41,000 for the three months ended June 30, 2008 and 2007, respectively and $43,000 of net interest expense and income of $46,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the Corporation had swap agreements with a negative fair value of $275,000. At December 31, 2007, the Corporation had swap agreements with a positive fair value of $10,000 and with a negative fair value of $366,000. There was no hedge ineffectiveness recognized during the first six months of 2008 and 2007.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate NOW deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $4,000 and $5,000 for the three and six months ended June 30, 2008, respectively. At June 30, 2008 and December 31, 2007, these caps had a positive fair value of $14 and $222, respectively. The caps mature in March 2009. Due to notional mismatch, $4,000 and $44,000 were recognized in other expense during the three and six month periods ended June 30, 2008, respectively. There was no impact to earnings for the first six months of 2007 related to the caps.

During 2008 the Company implemented a program to offer certain derivative products directly to qualified commercial borrowers.  The Corporation economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with a third party. Derivative transactions executed as part of this program are not designated in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of June 30, 2008, the fair value of the derivative assets and the fair value of the derivative liabilities were $450,000 and $306,000 respectively.  The difference between the change in the fair value of the derivative assets and derivative liabilities of $145,000 which relates to the credit valuation adjustment in accordance with FAS 157, “Fair Value Measurements,” is recognized in other income.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the June 30, 2008 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation's Asset/Liability Policy when rates increase 100 or 200 basis points. In rates shocked down 100 and 200 basis points, net interest income is projected to be -5.17% and -14.36%, respectively, which are outside the policy guideline of -5.00% and -8.00%, respectively. This is due to the low current interest rate environment. When rates are shocked down 100 or 200 basis points, the rates on core deposits hit internally established minimums and are unable to reprice down the full 100 or 200 basis points, while interest earning assets can reprice down the full 100 and 200 basis points. The Corporation constantly monitors this position and takes steps to minimize any reduction in net interest income.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of June 30, 2008. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	Of Equity	Change	Percent Change

+300 Basis Points	$325,325	$(78,897)	-19.52%	+/- 35%
+200 Basis Points	355,487	(48,735)	-12.06%	+/- 25
+100 Basis Points	383,960	(20,262)	-5.01%	+/- 15
Flat Rate	404,222	-	0.00%
-100 Basis Points	403,666	(556)	-0.14%	+/- 15
-200 Basis Points	377,642	(26,580)	-6.58%	+/- 25
-300 Basis Points	335,779	(68,443)	-16.93%	+/- 35

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

The historical loss components of the allowance for commercial and industrial loans and commercial real estate loans (collectively “commercial loans”) are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectibility of loans. All commercial loans with an outstanding balance over $500,000 are subject to review on an annual basis. Samples of commercial loans with a “pass” rating are individually reviewed annually. Commercial loans that management determines to be potential problem loans are individually reviewed, at a minimum, annually. The review is accomplished via Watchlist Memorandum, and is designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. Consumer credit and residential real estate reviews are limited to those loans reflecting delinquent payment status. Homogeneous loan pools, including consumer and 1-4 family residential mortgages are not subject to individual review but are evaluated utilizing risk factors such as concentration of one borrower group. The historical loss component of the allowance for these loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by altering the risk window, to reflect current events and conditions.

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

The provision for loan losses increased to $3.1 million during the second quarter of 2008 from $1.1 million during the second quarter of 2007. For the six months ended June 30, 2008, the provision for loan losses was $5.1 million as compared to $3.6 million for the same period in 2007. The increase in the provision was primarily due to the increase in the level of non-performing assets. Nonperforming assets as a percentage of total assets were 1.01% at June 30, 2008, compared to 0.57% at June 30, 2007. Net loans charged-off were $1.2 million during the first six months of 2008 as compared to $3.1 million in the same period in 2007.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007

Average loans	$2,477,569	$2,061,014

Allowance, beginning of period	27,328	21,154
Loans charged off:
Real estate	626	1,809
Commercial and industrial	322	803
Consumer	883	649
Lease financing	—	35
Total loans charged off	1,831	3,296
Recoveries:
Real estate	324	25
Commercial and industrial	43	69
Consumer	239	127
Lease financing	4	17
Total recoveries	610	238
Net loans charged off	1,221	3,058
Provision for loan losses	5,067	3,550
Allowance, end of period	$31,174	$21,646
Ratio of net charge offs to average
loans outstanding (annualized)	0.10%	0.30%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

The factors affecting the allocation of the allowance during the six-month period ended June 30, 2008 were changes in credit quality resulting from increases in criticized commercial and industrial loans. The allocation of the allowance for commercial and industrial loans at June 30, 2008 increased $3.0 million from December 31, 2007 primarily due to an increase in loans rated special mention and a 150 basis point increase in the loss ratio for substandard loans. The allocation of the allowance for real estate loans increased $208,000 mostly due to an increase in criticized residential real estate loans. The allocation of the allowance for consumer loans increased $670,000 mostly due to a shift from fixed rate home equity loans to variable rate home equity credit lines which carry a higher loss ratio. There was no material change in the allocation of the allowance for lease financing at June 30, 2008 compared to December 31, 2007. There were no significant changes in the estimation methods and assumptions including environmental factors, loan concentrations or terms that impacted the allowance during the first six months of 2008. The interest rate environment as well as weakening in the commercial real estate market has moderately increased our allowance allocation in concert with the historical trends. It is expected that the negative trends in the real estate industry will continue to affect credit quality into 2008. The growth in the loan portfolio and the change in the mix will result in an adjustment to the amount of the allowance allocated to each category based upon historical loss trends and other factors.

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	June 30, 2008		December 31, 2007
		Percent of		Percent of
(Dollars in thousands)	Amount	Allowance	Amount	Allowance

Real estate	$10,699	34%	$10,491	38%
Commercial
and industrial	15,310	49%	12,340	45%
Consumer	5,155	17%	4,485	17%
Lease financing	10	-%	12	-%
Total	$31,174	100%	$27,328	100%

Nonperforming Assets

Nonperforming assets (including nonaccruing loans, net assets in foreclosure and loans past due 90 days or more past due) were 1.01% of total assets at June 30, 2008, compared to 0.56% at December 31, 2007, and 0.57% at June 30, 2007. The increase in nonaccrual loans at June 30 2008, in relation to December 31, 2007, of $15.2 million was mainly attributable to residential real estate, and to a lesser degree, commercial real estate. The borrowers associated with these nonaccrual loans are generally unrelated and are primarily located in our market territory and in most cases, for the residential real estate, our collateral is local land that has been subdivided for residential development in the growing counties of the Philadelphia suburbs and the Lehigh Valley. We understand these markets and are confident that we can manage the collateral, if necessary. In response to the situation, the Corporation increased its allowance for loan losses to approximately 1.25% of outstanding loans at June 30, 2008, and we continue to evaluate appraisals, financial reviews and inspections. All mortgage loans within our portfolio were booked with traditional bank customers through our branch network. We have virtually no exposure to subprime borrowers – a benefit of our historically careful approach to residential mortgage lending. We continue to take a conservative approach to our lending and loan review practices. With the expectation of continued economic pressures, management continues to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

Net assets in foreclosure increased $1.2 million from December 31, 2007 due to the foreclosure and subsequent transfer to OREO of one construction loan which defaulted during the fourth quarter of 2007. The Bank has assumed the rights to an agreement with a homebuilder, who has been constructing homes on the site, to purchase remaining lots in the development at a fixed price which is expected to result in full payment of the loan. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date. Foreclosed assets are carried at the lower of cost (lesser of carrying value of asset or fair value at date of acquisition) or estimated fair value. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection.

The following table presents information concerning nonperforming assets. Nonperforming assets include loans that are in nonaccrual status or 90 days or more past due and loans that are in the process of foreclosure.

Table 6—Nonperforming Assets

(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Nonaccrual loans	$36,284	$21,091	$17,389
Loans 90 days or more past due	1,676	857	1,283
Total nonperforming loans	37,960	21,948	18,672
Net assets in foreclosure	1,189	28	41
Total nonperforming assets	$39,149	$21,976	$18,713

Allowance for loan losses to nonperforming loans	82.1%	124.5%	115.9%
Nonperforming loans to total net loans	1.54%	0.90%	0.91%
Allowance for loan and lease losses to total loans	1.25%	1.11%	1.04%
Nonperforming assets to total assets	1.01%	0.56%	0.57%

Locally located real estate, most with acceptable loan to value ratios, secures many of the nonperforming loans.

The following table presents information concerning impaired loans. Impaired loans are loans for which it is probable that all principal and interest will not be collected according to the contractual terms of the loan agreement. Impaired loans are included in the nonaccrual loan total. The increase in impaired loans at June 30, 2008 of $11.2 million compared to December 31, 2007 was mostly due to the previously aforementioned increases in nonaccrual residential real estate and commercial real estate loans.

Table 7—Impaired Loans

(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Impaired Loans	$20,960	$9,803	$8,199

Average year-to-date impaired loans	$13,865	$7,539	$7,169

Impaired loans with specific loss allowances	$20,960	$9,803	$8,199

Loss allowances reserved on impaired loans	$4,606	$2,229	$1,409

Year-to-date income recognized on impaired loans	$42	$31	$8

The Bank’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income was $11.6 million for the second quarter of 2008, an increase of $1.3 million or 13.1% from $10.3 million in the second quarter of 2007, driven by growth in service charges on deposits. Service charges on deposits of $3.3 million increased by $870,000 or 35.6% primarily from increased return check and overdraft fees as well East Penn deposit accounts. Wealth management income of $4.6 million decreased by $264,000, or 5.5% during the second quarter of 2008 as compared to the same period in 2007. Major revenue component sources of wealth management income include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. Other income during the second quarter of 2008 also included a higher level of automated teller machine and point of sale revenue over the second quarter of 2007. For the six-month period ended June 30, 2008, non-interest income was $22.4 million, an increase of $3.0 million, or 15.6% from the same period in 2007, primarily due to the previously aforementioned increases in service charges on deposits and automated teller machine and point of sale revenue. Other income included a gain of $302,000 from the mandatory redemption of Visa Class B stock in conjunction with Visa’s initial public offering during the first quarter of 2008. Net security gains were $225,000 during the first six months of 2008 compared to $533,000 during the comparable period in 2007.

Noninterest Expense

Noninterest expense was $24.5 million, an increase of $4.3 million or 21.4% from $20.1 million in the second quarter of 2007, and was $48.2 million, an increase of $9.3 million or 23.8% for the six months ended June 30, 2008, over the comparable period in 2007. These increases were primarily driven by the acquisition of East Penn Financial as well as branch expansion. Salaries and benefits expense rose $1.8 million during the second quarter of 2008 and $4.0 million during the first six months of 2008 primarily due to higher staffing levels resulting from the East Penn Financial acquisition and branch expansion. Occupancy expenses increased $753,000 and $1.8 million for the three and six months ended June 30, 2008, respectively over the comparable periods in 2007, mainly due to the addition of the East Penn branches as well as rent expense on the bank properties in the sale-leaseback transaction completed in the fourth quarter of 2007. Other expenses increased $1.9 million and $3.4 million for the three and six month periods ended June 30, 2008, respectively over the same periods in 2007 mostly due to additional professional and consulting fees and identifiable intangible asset amortization related to the East Penn acquisition.

Income Taxes

The effective income tax rates for the three months and six months ended June 30, 2008 were 20.5% and 21.3%, respectively versus the applicable federal statutory rate of 35% and the applicable state tax rates. The effective income tax rates for the three and six months ended June 30, 2007 were 22.6% and 21.9%, respectively. The Corporation’s effective rates during 2008 and 2007 were lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance.

Balance Sheet Analysis

Total assets at June 30, 2008 remained level with total assets reported at the year ended December 31, 2007. The balance of investment securities available for sale increased by $34.3 million primarily as a result of net additional purchases of mortgage-backed securities and loans grew by $41.1 million since December 31, 2007. Deposits decreased by $119.9 million since year-end primarily due to anticipated seasonal runoff of public fund tax deposits in checking accounts and certificates of deposit. The Corporation also took advantage of the Federal Open Market Committee rate reductions to improve the net interest margin by reducing deposit rates. This resulted in expected runoff in certificate of deposits. Federal funds sold to correspondent banks decreased $101.6 million and borrowings increased by $104.3 million from December 31, 2007 mainly to fund the increase in investment securities and loans and reduction in deposits.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending June 30, 2008 was $327.9 million, a decrease of $11.4 million from the capital balance at December 31, 2007 of $339.3 million. The reduction in capital was primarily the result of an increase in the accumulated other comprehensive loss related to investment securities. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital
(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of June 30, 2008	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$337,183	10.86%	$248,356	8.00%	$310,445	-
Harleysville National Bank	321,692	10.40%	247,402	8.00%	309,253	10%
Tier 1 Capital (to risk weighted assets):
Corporation	305,909	9.85%	124,178	4.00%	186,267	-
Harleysville National Bank	290,418	9.39%	123,701	4.00%	185,552	6%
Tier 1 Capital (to average assets):
Corporation	305,909	8.18%	149,549	4.00%	188,936	-
Harleysville National Bank	290,418	7.80%	148,963	4.00%	186,204	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2007	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$329,887	10.67%	$247,273	8.00%	$309,091	10%
Harleysville National Bank	312,880	10.16%	246,286	8.00%	307,858	10%
Tier 1 Capital (to risk weighted assets):
Corporation	302,459	9.79%	123,637	4.00%	185,455	6%
Harleysville National Bank	285,452	9.27%	123,143	4.00%	184,715	6%
Tier 1 Capital (to average assets):
Corporation	302,459	8.72%	138,795	4.00%	173,494	5%
Harleysville National Bank	285,452	8.29%	137,722	4.00%	172,153	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is generally common stockholder’s equity and retained earnings adjusted to exclude disallowed goodwill and identifiable intangibles as well as the inclusion of qualifying trust preferred securities. Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At June 30, 2008, the Corporation’s Tier 1 risk-adjusted capital ratio was 9.85%, and the total risk-adjusted capital ratio was 10.86%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at June 30, 2008.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. Banking organizations are expected to have ratios from 4% to 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 8.18% at June 30, 2008 and 8.72% at December 31, 2007. The lower leverage ratio of the Corporation at June 30, 2008 was mainly due to the increase in average assets from the purchase of East Penn Bank in November 2007.

The year-to-date June 30, 2008 cash dividend per share of $.40 was the same as the cash dividend for the first six months of 2007. The proportion of net income paid out in dividends for the first six months of 2008 was 85.7%, compared to 87.7% for the same period in 2007. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first six months of 2008.

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

The resulting projections as of June 30, 2008 show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. One source of external liquidity is an available line of credit with the FHLB. As of June 30, 2008, the Bank had borrowings outstanding with the FHLB of $223.8 million, all of which were long-term. At June 30, 2008, the Bank had unused lines of credit at the FHLB of $265.4 million and unused federal funds lines of credit of $124.4 million. In addition, the Corporation’s funding sources include investment and loan portfolio cash flows, fed funds sold and short-term investments, as well as access to the brokered certificate of deposit market and repurchase agreement borrowings. The Corporation has pledged available for sale investment securities with a carrying value of $598.0 million and held to maturity securities of $54.2 million. The Corporation could also increase its liquidity through its pricing on certificates of deposit products. The Corporation believes it has adequate funding sources to maintain sufficient liquidity under varying business conditions.

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

Branching

During 2008, the Corporation opened a new branch in Flourtown, Montgomery County. The Bank plans to add retail branches in Whitehall, Lehigh County and to relocate its Pottstown East End branch, Montgomery County in 2008. The Bank also plans to add branches in Warrington, Bucks County and Conshohocken, Montgomery County in early 2009. These plans are subject to change as management continues to evaluate its market and its business needs. The Corporation continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

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

During the fourth quarter of 2007 and the first six months of 2008, the economy has experienced a continued decline in the housing market, reductions in credit facilities, rising food and energy prices, all resulting in short-term rate reductions by the Federal Open Market Committee. This has created a challenging interest rate environment for the Corporation which has impacted our interest rate sensitivity exposure. A detailed discussion of market risk is provided on pages 24 and 25 of this Form 10-Q.

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

(ii)  Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not repurchase any shares of its stock under the Corporation’s stock repurchase programs during the first six months of 2008. The maximum number of shares that may yet be purchased under the plans was 731,761 as of June 30, 2008. (1) The repurchased shares are used for general corporate purposes.

(1)
On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (restated for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9%, of its outstanding common stock.

Item 3.                 Defaults Upon Senior Securities

    Not applicable

Item 4.                 Submission of Matters to a Vote of Security Holders

(a)	The 2008 Annual Meeting of Shareholders was held at 9:30 a.m., on Tuesday, April 22, 2008 at Presidential Caterers, 2910 DeKalb Pike, Norristown, Pennsylvania 19401.

(b),(c) Two matters were voted upon as follows:

1.	Two directors were elected, as below:

Elected                                                                           Term Expires
Demetra M. Takes                                                                                 2012
LeeAnn B. Bergey                                                                                 2012

The results of the voting for the directors were as follows:

Demetra M. Takes                                                                     For        22,808,142
                      Withheld         884,698

LeeAnn B. Bergey                                                                     For        22,945,846
                            Withheld           746,994

Directors whose term continued after the meeting:                                                Term Expires
Paul D. Geraghty                                                                                                2009
James A. Wimmer                                                                                              2009
Walter E. Daller, Jr.                                                                                            2010
Thomas C. Leamer                                                                                             2010
A. Ross Myers                                                                                                   2010
Harold A. Herr                                                                                                    2011
Stephanie S. Mitchell                                                                                         2011
Brent L. Peters                                                                                                                    2011

Director whose appointed term commenced after the meeting:                      Term Expires
Michael L. Browne                                                                                                     2009

1.	The selection of Grant Thornton LLP as the Corporation’s independent auditors for the fiscal year ending December 31, 2008 was ratified. For 23,484,540
                                    Against    123,339
                       Abstain       84,960

Item 5.                 Other Information

(a)	None to report.

(b)	There were no material changes in the manner shareholders may recommend nominees to the Registrant’s Board of Directors.

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

                                                                                           HARLEYSVILLE NATIONAL CORPORATION

Date: August 8, 2008	/s/ Paul D. Geraghty
Paul D. Geraghty, President, Chief Executive Officer and
Director
                                                                                           (Principal executive officer)

Date:  August 8, 2008                                                       /s/ George S. Rapp
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

(2.3)
Agreement for Purchase and Sale of Partnership Interests, dated as of December 27, 2007, by and among each of the applicable entities (“Buyer”) and 2007 PA HOLDINGS, LLC (“HNB”) and PA BRANCH HOLDINGS, LLC, (“Bank Branch”) (HNB and Bank Branch are referred to collectively as “Seller”). (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 14, 2008. The schedules and exhibits to the Agreement for Purchase and Sale of Partnership Interests are listed at the end of the agreement but have been omitted from the Exhibit to Form 10-K. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)

(2.4)
Merger Agreement, dated as of May 20, 2008, by and among Harleysville National Corporation and Willow Financial Bancorp. (Incorporated by reference to Annex A of the Registrant’s Registration Statement No. 333-152007 on Form S-4, as amended, filed with the Commission on July 31, 2008. The schedules and exhibits to the Merger Agreement are listed at the end of the Merger Agreement but have been omitted from the Annex to Form S-4. The Registrant agrees to supplementally furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)

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

Exhibit No	Description of Exhibits
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

Exhibit No.	Descrition of Exhibits
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

(10.34)
Employment Agreement dated November 16, 2007 between Brent L. Peters, Executive Vice President and President of the East Penn Bank Division of Harleysville National Bank and Trust Company, and Harleysville Management Services, LLC, filed herewith.* (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 14, 2008.)

(10.35)
Employment Agreement dated April 17, 2008 between Joseph D. Blair, Executive Vice President and President of the Millennium Wealth Management Division of Harleysville National Bank and Trust Company, and Harleysville Management Services, LLC, filed herewith.*

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