Form 10-Q
period 2008-09-30
HARLEYSVILLE NATIONAL CORP
filed 2008-11-07
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended  September 30, 2008

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
      Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,441,280 shares of Common Stock, $1.00 par value, outstanding on November 3, 2008.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$50,870	$73,930
Federal funds sold and securities purchased under agreements to resell	100,600	131,600
Interest-bearing deposits in banks	3,366	3,873
Total cash and cash equivalents	154,836	209,403
Residential mortgage loans held for sale	1,222	1,140
Investment securities available for sale (at fair value)	912,099	910,367
Investment securities held to maturity (market value $52,652 and $57,518, respectively)	53,003	57,347
Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments	18,247	15,201
Loans and leases	2,537,815	2,459,683
Less: Allowance for loan losses	(31,668)	(27,328)
Net loans	2,506,147	2,432,355
Premises and equipment, net	35,316	32,518
Accrued interest receivable	16,029	16,456
Goodwill	110,278	111,155
Intangible assets, net	12,877	13,340
Bank-owned life insurance	74,316	72,269
Other assets	55,360	31,450
Total assets	$3,949,730	$3,903,001
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$343,308	$358,258
Interest-bearing:
Checking	430,607	482,104
Money market	727,693	796,325
Savings	182,342	145,681
Time deposits	1,334,326	1,202,690
Total deposits	3,018,276	2,985,058
Federal funds purchased and short-term securities sold under agreements to repurchase	94,043	101,493
Other short-term borrowings	1,163	2,015
Long-term borrowings	368,755	321,785
Accrued interest payable	35,062	28,810
Subordinated debt	82,992	82,992
Other liabilities	38,445	41,538
Total liabilities	3,638,736	3,563,691
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares,
issued 31,507,021 shares at September 30, 2008 and at December 31, 2007	31,507	31,507
Additional paid in capital	230,705	231,130
Retained earnings	84,762	82,311
Accumulated other comprehensive loss	(34,469)	(2,566)
Treasury stock, at cost: 85,887 shares at September 30, 2008 and
174,605 shares at December 31, 2007	(1,511)	(3,072)
Total shareholders' equity	310,994	339,310
Total liabilities and shareholders' equity	$3,949,730	$3,903,001
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30
(Dollars in thousands, except per share information)	2008	2007	2008	2007

Interest Income:
Loans and leases, including fees	$37,106	$36,853	$112,747	$106,941
Investment securities:
Taxable	9,518	8,769	28,894	25,821
Exempt from federal taxes	3,086	2,739	9,025	8,113
Federal funds sold and securities purchased under agreements to resell	212	557	963	2,325
Deposits in banks	20	104	82	228
Total interest income	49,942	49,022	151,711	143,428

Interest Expense:
Savings and money market deposits	5,780	12,276	19,536	37,212
Time deposits	12,976	9,652	40,414	28,670
Short-term borrowings	551	1,735	1,847	4,288
Long-term borrowings	5,338	4,495	15,221	12,402
Total interest expense	24,645	28,158	77,018	82,572

Net interest income	25,297	20,864	74,693	60,856
Provision for loan losses	2,580	2,525	7,647	6,075
Net interest income after provision for loan losses	22,717	18,339	67,046	54,781

Noninterest Income:
Service charges	3,424	2,460	9,849	6,820
Gain on sales of investment securities, net	-	(58)	225	475
Wealth management	3,779	4,525	12,623	13,623
Bank-owned life insurance	706	648	2,047	1,833
Other income	2,536	2,190	8,129	6,416
Total noninterest income	10,445	9,765	32,873	29,167
Net interest income after provision for loan losses and
noninterest income	33,162	28,104	99,919	83,948

Noninterest Expense:
Salaries, wages and employee benefits	13,539	11,735	41,599	35,782
Occupancy	2,412	1,731	7,438	4,965
Furniture and equipment	1,074	897	3,251	2,890
Marketing	267	466	995	1,282
Merger charges	974	25	974	84
Other expense	6,887	4,002	19,072	12,773
Total noninterest expense	25,153	18,856	73,329	57,776

Income before income tax expense	8,009	9,248	26,590	26,172
Income tax expense	1,370	2,047	5,320	5,758
Net income	$6,639	$7,201	$21,270	$20,414

Net income per share information:
Basic	$0.21	$0.25	$0.68	$0.71
Diluted	$0.21	$0.25	$0.67	$0.70
Cash dividends per share	$0.20	$0.20	$0.60	$0.60
Weighted average number of common shares:
Basic	31,385,257	28,881,006	31,363,779	28,930,073
Diluted	31,551,026	29,107,274	31,531,942	29,183,811

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Nine Months Ended September 30, 2008

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Loss	Stock	Total	Income (Loss)

Balance, January 1, 2008	31,507	(174)	$31,507	$231,130	$82,311	$(2,566)	$(3,072)	$339,310
Issuance of stock for stock options, net of excess tax benefits	-	88	-	(550)	-	-	1,559	1,009
Issuance of stock awards	-	-	-	-	-	-	2	2
Stock based compensation expense	-	-	-	125	-	-	-	125
Net income	-	-	-	-	21,270	-	-	21,270	$21,270
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(31,903)	-	(31,903)	(31,903)
Cash dividends	-	-	-	-	(18,819)	-	-	(18,819)
Comprehensive loss									$(10,633)
Balance, September 30, 2008	31,507	(86)	$31,507	$230,705	$84,762	$(34,469)	$(1,511)	$310,994

Nine Months Ended September 30, 2007

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Loss	Stock	Total	Income (Loss)

Balance, January 1, 2007	29,074	(109)	$29,074	$194,713	$79,339	$(6,103)	$(2,272)	$294,751
Issuance of stock for stock options, net of tax and excess tax benefits	-	57	-	(266)	-	-	1,060	794
Issuance of stock awards	-	-	-	(1)	-	-	5	4
Stock based compensation expense	-	-	-	201	-	-	-	201
Net income	--	-	-	-	20,414	-	-	20,414	$20,414
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(2,214)	-	(2,214)	(2,214)
Purchase of treasury stock	-	(141)	-	-	-	-	(2,196)	(2,196)
Cash dividends	-	-	-	-	(17,360)	-	-	(17,360)
Comprehensive income									$18,200
Balance, September 30, 2007	29,074	(193)	$29,074	$194,647	$82,393	$(8,317)	$(3,403)	$294,394

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2008	2007
Operating Activities:
Net income	$21,270	$20,414
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,647	6,075
Depreciation and amortization	5,071	3,728
Net amortization of investment securities discounts/premiums	811	1,394
Deferred income tax benefit	(3,327)	(1,513)
Gain on sales of investment securities, net	(225)	(475)
Bank-owned life insurance income	(2,047)	(1,833)
Stock based compensation expense	125	201
Net decrease (increase) in accrued interest receivable	427	(767)
Net increase (decrease) in accrued interest payable	6,252	(9,411)
Net (increase) decrease in other assets	(2,121)	1,339
Net (decrease) increase in other liabilities	(2,401)	1,263
Other, net	26	5
Net cash provided by operating activities	31,508	20,420
Investing Activities:
Proceeds from sales of investment securities available for sale	115,331	90,529
Proceeds from maturity or calls of investment securities held to maturity	4,300	―
Proceeds from maturity or calls of investment securities available for sale	129,703	110,710
Proceeds, redemption Federal Home Bank stock and reduction in other investments	5,504	6,774
Purchases of investment securities available for sale	(296,542)	(225,371)
Purchases of Federal Home Bank stock, Federal Reserve Bank stock and other investments	(8,549)	(3,570)
Net increase in loans	(83,518)	(54,776)
Net cash paid due to acquisitions, net of cash acquired	(1,200)	(2,500)
Purchases of premises and equipment	(6,563)	(9,451)
Proceeds from sales of premises and equipment	675	2
Proceeds from sales of other real estate	685	13
Net cash used in investing activities	(140,174)	(87,640)
Financing Activities:
Net decrease in deposits	33,218	27,485
(Decrease) increase in federal funds purchased and short-term securities sold under agreements to repurchase	(7,450)	18,988
(Decrease) increase in other short-term borrowings	(852)	549
Advances of long-term borrowings	80,000	125,000
Repayments of long-term borrowings	(33,000)	(55,000)
Proceeds from subordinated debt issuance	–	23,196
Cash dividends	(18,819)	(17,360)
Repurchase of common stock	–	(2,196)
Proceeds from the exercise of stock options	847	753
Excess tax benefits from stock based compensation	155	3
Net cash provided by financing activities	54,099	121,418
Net (decrease) increase in cash and cash equivalents	(54,567)	54,198
Cash and cash equivalents at beginning of period	209,403	124,870
Cash and cash equivalents at end of the period	$154,836	$179,068

Cash paid during the period for:
Interest	$71,248	$92,005
Income taxes	$16,367	$4,061
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to net assets in foreclosure	$1,882	$51

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Harleysville National Corporation (the Corporation) and its wholly owned subsidiaries-Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company, as of September 30, 2008, the results of its operations for the three and nine month periods ended September 30, 2008 and 2007 and the cash flows for the nine month periods ended September 30, 2008 and 2007. East Penn Financial Corporation (East Penn Financial) and its banking subsidiary are included in the Corporation’s results effective November 16, 2007. Certain prior period amounts have been reclassified to conform to current year presentation. All significant intercompany accounts and transactions have been eliminated in consolidation. We recommend that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements of the Corporation and the accompanying notes in the Corporation's 2007 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In September 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees:  An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP requires more detailed disclosures about credit derivatives, including the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of the instruments and certain guarantees. The provisions amending SFAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The FSP also clarifies that the requirements of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” should be met for a reporting period that begins after November 15, 2008. This FSP is not anticipated to have a material impact on the Corporation’s financial statements as the Corporation does not have any credit derivatives or guarantees within the scope of this pronouncement.

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This EITF states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EIFT 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This staff position is not expected to have a material impact on the Corporation’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The provisions of SFAS 162 did not have a significant impact on the Corporation’s current practice.

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

Note 2 – Acquisitions

On May 20, 2008, the Corporation entered into a definitive agreement to acquire Willow Financial Bancorp, Inc. and its wholly owned subsidiary, Willow Financial Bank, a $1.6 billion bank with 29 banking offices in Southeastern Pennsylvania. Headquartered in King of Prussia, PA, Willow Financial Bank branch offices are located in Philadelphia, Montgomery, Chester, and Bucks Counties. The total value of the transaction at the agreement date, if it closed, was estimated at $162 million or approximately $10.28 per share of Willow Financial Bancorp stock, although actual value will depend on several factors, including the price of the Corporation’s stock. Under terms of the Merger Agreement, each share of Willow Financial Bancorp, Inc. will be exchanged for 0.73 shares of the Corporation’s stock. Following the transaction, current shareholders of the Corporation will own approximately 73% and current Willow Financial Bancorp shareholders will own approximately 27% of the combined company. The merger was approved by the shareholders of Willow Financial and the Corporation on September 9, 2008. The transaction has been approved by the Office of the Comptroller of the Currency and the Pennsylvania Department of Banking. The Office of Thrift Supervision has also not objected to the transaction, and the Corporation expects to receive approval from the Federal Reserve Board in November 2008. The transaction is expected to close in early December 2008.

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

Note 3 – Goodwill and Other Intangibles

Goodwill and identifiable intangibles were $110.3 million and $10.0 million, respectively at September 30, 2008, and $111.2 million and $10.6 million, respectively at December 31, 2007. The goodwill and identifiable intangibles balances resulted from acquisitions. During the first six months of 2008, the Corporation recorded purchase accounting adjustments related to the East Penn Financial acquisition which increased the core deposit intangible by $940,000 and reduced goodwill by $948,000. For further information related to the acquisition of East Penn Financial which occurred during the fourth quarter of 2007, see Note 2 – Acquisition.

The changes in the carrying amount of goodwill by business segment were as follows:

	Community Banking	Wealth Management	Total
	(Dollars in thousands)
Balance, January 1, 2008	$96,426	$14,729	$111,155
Purchase accounting adjustments for acquisitions	(948)	71	(877)
Balance, September 30, 2008	$95,478	$14,800	$110,278

The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at September 30, 2008 and December 31, 2007 are presented below:
	September 30,		December 31,
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$9,144	$2,099	$8,351	$1,061
Other identifiable intangibles	4,293	1,350	4,288	927
Total	$13,437	$3,449	$12,639	$1,988

Management performed its annual review of goodwill and identifiable intangibles at June 30, 2008 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management determined there was no impairment of goodwill and other identifiable intangible assets.

The remaining weighted average amortization period of core deposit intangibles is four years, other identifiable intangibles are seven years and the combined intangibles are five years. The amortization of core deposit intangibles allocated to the Community Banking segment was $390,000 and $56,000 for the third quarter of 2008 and 2007, respectively, and $1.2 million and $175,000 for the nine months ended September 30, 2008 and 2007, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $130,000 and $121,000 for the third quarter of 2008 and 2007, respectively, and $422,000 and $358,000 for the nine months ended September 30, 2008 and 2007, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $2.1 million, $1.9 million, $1.8 million, $1.6 million and $1.2 million for 2008, 2009, 2010, 2011 and 2012, respectively.

Note 3 – Goodwill and Other Intangibles– Continued

Mortgage servicing rights of $2.9 million and $2.7 million at September 30, 2008 and December 31, 2007, respectively, are included on the Corporation’s balance sheet in other intangible assets and subsequently measured using the amortization method. The mortgage servicing rights had a fair value of $3.2 million and $3.3 million at September 30, 2008 and December 31, 2007, respectively. The Corporation’s mortgage servicing rights are not considered material to its financial statements and therefore additional disclosures are not provided.

Note 4 - Pension Plans

The Corporation had a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits were based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement. On October 31, 2007, the Corporation announced that it formally amended its pension plan to provide for its termination. Employees ceased to accrue additional pension benefits as of December 31, 2007, and pension benefits are not being provided under a successor pension plan. All retirement benefits earned in the pension plan as of December 31, 2007, were preserved and all participants became fully vested in their benefit upon plan termination. On July 3, 2008, the Corporation purchased $896,000 of terminal funding annuity contracts for participants presently in pay status. During 2008, it is anticipated that the majority of assets will be distributed to those participants who elect lump sum payments and annuities will be purchased for all other participants.

The Corporation recorded a one-time pre-tax charge related to the pension plan curtailment of approximately $1.9 million in the fourth quarter of 2007. The curtailment charge was recorded in other expenses in the statement of income and impacted the Community Banking and Wealth Management segments.

The components of net periodic benefit pension expense for the nine months ended September 30, 2008 and 2007 were as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2008		2007
Net periodic benefit cost
Service cost	$	―	$875
Interest cost		―	512
Expected return on plan assets		―	(450)
Amortization of net actuarial loss		―	57
Net periodic benefit expense	$	―	$994

The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. Prior to January 1, 2008, the Corporation matched 50% of pre-tax employee contributions up to a maximum of 3% of eligible earnings. Effective January 1, 2008, in addition to the company match of up to 3%, all eligible employees began receiving a company funded basic contribution to the 401(k) plan equal to 2% of eligible earnings. For the three and nine months ended September 30, 2008, the basic company funded 401(k) contribution was $185,000 and $589,000 respectively.

Note 5 – Stock-Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At September 30, 2008, 2,503,984 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at September 30, 2008, the Corporation had 25,480 assumed stock options from the East Penn Bank acquisition completed in 2007. The options have a term of ten years and are exercisable at prices ranging from $5.94 to $13.07.

The Corporation recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) adopted at January 1, 2006 under the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For the nine months ended September 30, 2008, there were no options granted.

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

In accordance with SFAS 123(R), stock-based compensation expense for the nine months ended September 30, 2008 and 2007 is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was $40,000 and $13,000, net of tax for the third quarter of 2008 and $68,000 and $65,000, net of tax for the third quarter of 2007. Stock-based compensation expense was $125,000 and $88,000, net of tax for the nine-month period ending September 30, 2008 and $201,000 and $192,000, net of tax for the nine months ended September 30, 2007.

A summary of option activity under the Corporation’s stock option plans as of September 30, 2008, and changes during the nine months ended September 30, 2008 is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	1,113,499	$15.74
Granted	—	—
Exercised	(88,592)	9.46
Forfeited (unvested)	(9,275)	21.08
Cancelled (vested)	(10,101)	23.46

Outstanding at September 30, 2008	1,005,531	$16.17	3.94	$3,793

Exercisable at September 30, 2008	911,687	$15.77	3.60	$3,731

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0 and $3.08, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $490,000 and $398,000, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of September 30, 2008 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2008	108,736	$5.37

Granted	—	—

Vested	(5,615)	6.07

Forfeited	(9,276)	5.86

Nonvested at September 30, 2008	93,845	$5.28

Note 5 – Stock-Based Compensation – Continued

As of September 30, 2008, there was a total of $202,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $34,000 for each period. The tax benefit realized for the tax deductions from option exercises totaled $172,000 and $79,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

The calculations of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Basic earnings per share
Net income available to common shareholders	$6,639	$7,201	$21,270	$20,414
Weighted average common shares outstanding	31,385,257	28,881,006	31,363,779	28,930,073
Basic earnings per share	$.21	$.25	$.68	$.71

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$6,639	$7,201	$21,270	$20,414
Weighted average common shares outstanding	31,385,257	28,881,006	31,363,779	28,930,073
Dilutive potential common shares (1), (2)	165,769	226,268	168,163	253,738
Total diluted weighted average common shares outstanding	31,551,026	29,107,274	31,531,942	29,183,811
Diluted earnings per share	$.21	$.25	$.67	$.70

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended September 30, 2008 and 2007, there were 524,120 antidilutive options at an average price of $21.15 and 479,896 antidilutive options at an average price of $23.46, respectively. For the nine months ended September 30, 2008 and 2007, there were 524,120 antidilutive options at an average price of $21.15 and 465,425 antidilutive options at an average price of $23.66, respectively.

Note 7 – Comprehensive Loss and Accumulated Other Comprehensive Loss

The components of other comprehensive loss are as follows:

Comprehensive Loss

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Nine months ended September 30, 2008	Amount	(Expense)	amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(49,008)	$17,153	$(31,855)
Less reclassification adjustment for net gains realized in net income	225	(79)	146
Net unrealized losses	(49,233)	17,232	(32,001)
Change in fair value of derivatives used for cash flow hedges	151	(53)	98
Other comprehensive loss, net	$(49,082)	$17,179	$(31,903)

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Nine months ended September 30, 2007	Amount	(Expense)	Amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(2,320)	$812	$(1,508)
Less reclassification adjustment for net gains realized in net income	475	(166)	309
Net unrealized losses	(2,795)	978	(1,817)
Change in fair value of derivatives used for cash flow hedges	(611)	214	(397)
Other comprehensive loss, net	$(3,406)	$1,192	$(2,214)

The components of other accumulated other comprehensive loss, net of tax, which is a component of shareholders’ equity were as follows:
(Dollars in Thousands)	Net Unrealized Losses on Available For Sale Securities	Net Change in Fair Value of Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plan	Transition Asset Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balance, January 1, 2007	$(4,872)	$304	$(1,579)	$44	$(6,103)
Net Change	(1,817)	(397)	-		(2,214)
Balance, September 30, 2007	$(6,689)	$(93)	$(1,579)	$44	$(8,317)

Balance, January 1, 2008	$(2,452)	$(114)	$-	$-	$(2,566)
Net Change	(32,001)	98	-		(31,903)
Balance, September 30, 2008	$(34,453)	$(16)	$-	$-	$(34,469)

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended September 30, 2008

Net interest income (expense)	$26,365	$169	$(1,237)	$25,297
Provision for loan losses	2,580	-	-	2,580
Noninterest income	6,373	3,863	209	10,445
Noninterest expense	20,773	4,203	177	25,153
Income (loss) before income taxes (benefit)	9,385	(171)	(1,205)	8,009
Income taxes (benefit)	1,840	(49)	(421)	1,370
Net income (loss)	$7,545	$(122)	$(784)	$6,639

Three Months Ended September 30, 2007

Net interest income (expense)	$21,348	$117	$(601)	$20,864
Provision for loan losses	2,525	-	-	2,525
Noninterest income	5,111	4,530	124	9,765
Noninterest expense	14,960	3,747	149	18,856
Income (loss) before income taxes (benefit)	8,974	900	(626)	9,248
Income taxes (benefit)	1,974	332	(259)	2,047
Net income (loss)	$7,000	$568	$(367)	$7,201

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Nine Months Ended September 30, 2008

Net interest income (expense)	$78,150	$318	$(3,775)	$74,693
Provision for loan losses	7,647	-	-	7,647
Noninterest income	19,578	12,796	499	32,873
Noninterest expense	60,463	12,133	733	73,329
Income (loss) before income taxes (benefit)	29,618	981	(4,009)	26,590
Income taxes (benefit)	6,237	385	(1,302)	5,320
Net income (loss)	$23,381	$596	$(2,707)	$21,270

Assets	$3,910,320	$24,959	$14,451	$3,949,730

Nine Months Ended September 30, 2007

Net interest income (expense)	$62,188	$334	$(1,666)	$60,856
Provision for loan losses	6,075	-	-	6,075
Noninterest income	15,021	13,631	515	29,167
Noninterest expense	46,005	11,001	770	57,776
Income (loss) before income taxes (benefit)	25,129	2,964	(1,921)	26,172
Income taxes (benefit)	5,409	1,154	(805)	5,758
Net income (loss)	$19,720	$1,810	$(1,116)	$20,414

Assets	$3,321,817	$22,341	$36,361	$3,380,519

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

The approximate contract amounts are as follows:
	Total Amount Committed at
Commitments	September 30, 2008	December 31, 2007
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$807,163	$822,995
Standby letters of credit and financial guarantees written	34,698	23,473
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	116,944	58,928
Interest rate cap agreements	200,000	200,000

At September 30, 2008, the Corporation had a cash flow hedge with a notional amount of $5.0 million that has the effect of converting variable debt to a fixed rate. This swap matures in November of 2008. During the first quarter of 2008, cash flow hedges matured with a notional amount of $50.0 million that had the effect of converting rates on money market deposit accounts to a fixed-rate cost of funds. For both of these types of swaps, the Corporation recognized net interest expense of $31,000 and income of $73,000 for the three months ended September 30, 2008 and 2007, respectively and net interest expense of $177,000 and income of $325,000 for the nine months ended September 30, 2008 and 2007, respectively. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At September 30, 2008, the Corporation had a fair value hedge in the form of an interest rate swap with a notional amount of $1.9 million which matures in 2017. During the third quarter of 2008, the Corporation terminated a fair value hedge in the form of an interest rate swap with a notional amount of $2.0 million. The Corporation recognized net interest expense of $16,000 and income of $17,000 for the three months ended September 30, 2008 and 2007, respectively and $59,000 of net interest expense and income of $63,000 for the nine months ended September 30, 2008 and 2007, respectively related to these swaps. At September 30, 2008, the Corporation had swap agreements with a negative fair value of $144,000. At December 31, 2007, the Corporation had swap agreements with a positive fair value of $10,000 and with a negative fair value of $366,000. There was no hedge ineffectiveness recognized during the first nine months of 2008 and 2007.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate NOW deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $6,000 and $11,000 for the three and nine months ended September 30, 2008, respectively. At September 30, 2008 and December 31, 2007, these caps had a fair value of $0 and a positive fair value of $222, respectively. The caps mature in March 2009. Due to notional mismatch, $3,000 and $47,000 were recognized in other expense during the three and nine month periods ended September 30, 2008, respectively. There was no impact to earnings for the first nine months of 2007 related to the caps.

During 2008, the Company implemented a program to offer certain derivative products directly to qualified commercial borrowers.  The Corporation economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with a third party. Derivative transactions executed as part of this program are not designated in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of September 30, 2008, the fair value of the derivative assets and the fair value of the derivative liabilities were $854,000 and $715,000 respectively. The difference between the change in the fair value of the derivative assets and derivative liabilities of $139,000 which relates to the credit valuation adjustment in accordance with FAS 157, “Fair Value Measurements,” is recognized in other income.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at September 30, 2008 and December 31, 2007 of $4.0 million and $3.4 million, respectively and commitments to sell mortgage loans at a specified rate at September 30, 2008 and December 31, 2007 of $1.6 million and $2.4 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At September 30, 2008, the Corporation had commitments with a positive fair value of $38,000 and a negative fair value of $4,000, the net amount which was recorded as other income. At December 31, 2007, the Corporation had commitments with a positive fair value of $19,000 and a negative fair value of $19,000.

Note 9 – Financial Instruments with Off-Balance Sheet Risk – Continued

During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. The Bank’s total recourse exposure at September 30, 2008 was $47,000. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010. The outstanding balance of these sold leases at September 30, 2008 was $307,000. At September 30, 2008 and December 31, 2007, the Bank had $3,000 and $17,000, respectively, on the balance sheet as a recourse liability.

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

Securities Available for Sale

Securities classified as available for sale are reported using Level 1 and Level 2 inputs. Level 1 instruments generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments which were classified as Level 3 securities available for sale in the Corporation’s previously issued financial statements were reclassified to a separate line item on the Corporation’s consolidated balance sheets as of December 31, 2007 and for September 30, 2008 since they do not have readily determinable fair values for purposes of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investment securities are carried at cost and periodically evaluated for impairment. This presentation change is considered to be immaterial.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance September 30, 2008
Assets
Investment securities available for sale	$13,525	$898,574	$—	$912,099
Derivatives	—	893	—	893
Total assets	$13,525	$899,467	$—	$912,992
Liabilities
Derivatives	$—	$864	$—	$864
Total liabilities	$—	$864	$—	$864

Assets Measured at Fair Value on a Nonrecurring Basis

A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed below. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. The Corporation estimates the fair value of mortgage loans held for sale using current secondary loan market rates. The Corporation has determined that the inputs used to value its mortgage loans held for sale fall within Level 2 of the fair value hierarchy. At September 30, 2008, loans held for sale were recorded at their carrying amount of $1.2 million. There were no write-downs for mortgage loans held for sale during the third quarter of 2008.

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Individually impaired loans are measured based on the fair value of the collateral for collateral dependent loans. The value of the collateral is determined based on an appraisal by qualified licensed appraisers hired by the Corporation or other observable market data which is readily available in the marketplace. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. At September 30, 2008, impaired loans had a carrying amount of $21.5 million with a valuation allowance of $4.6 million. Impaired loans with a carrying amount of $19.8 million were evaluated during the first nine months of 2008 using the practical expedient fair value measurement which resulted in an additional valuation allowance of $2.8 million as compared to December 31, 2007.

Note 10 – Fair Value Measurements – Continued

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

The Corporation’s entire portfolio consists of fixed rate loans with a remittance type of schedule/actual and a weighted average servicing fee of .25%. The market value calculation was based on long term prepayment assumptions obtained from Bloomberg for similar pools based on original term, remaining term, and coupon. Where prepayment assumptions for loan pools could not be obtained, projections based on current prepayments, secondary loan market, and input from servicing buyers were used. The Corporation has determined that the inputs used to value its mortgage servicing rights fall within Level 2 of the fair value hierarchy. At September 30, 2008, the Corporation’s mortgage servicing rights had a carrying amount of $2.9 million. In accordance with the provisions of SFAS No.156, “Amending Accounting for Separately Recognized Servicing Assets and Liabilities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” two pools of mortgage servicing rights with a carrying amount of $738,000 were written down to their fair value of $701,000 resulting in an impairment charge of $37,000 for the third quarter of 2008.

Certain assets measured at fair value on a non-recurring basis are presented below:

	Fair Value Measurement Using
(Dollars in thousands)	Balance September 30, 2008	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$15,917	$—	$15,917	$—
Mortgage servicing rights	701	—	701	—
Total assets	$16,618	$—	$16,618	$—

SFAS No. 157 Fair value measurement implementation for nonfinancial assets including goodwill and identifiable intangibles with balances of $110.3 million and $10.0 million, respectively at September 30, 2008 have been delayed until January 1, 2009 in accordance with SFAS No. 157-2.

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

Unrealized Gains and Losses on Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings. Adverse changes in credit ratings would affect the estimated cash flows of the underlying collateral or issuer. The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of September 30, 2008 because the unrealized losses are primarily related to changes in interest rates and current market conditions, however, we do not see any negative effect on the expected cash flows of the underlying collateral or issuer. The unrealized losses are affecting all portfolio sectors with collateralized mortgage obligation securities and preferred securities having the largest reductions.

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

Financial Overview

The Corporation’s net income for the third quarter of 2008 was $6.6 million, or $.21 per diluted share, for the third quarter of 2008, compared to $7.2 million or $.25 per diluted share for the third quarter of 2007. For the nine months ended September 30, 2008, net income was $21.3 million or $.67 per diluted share compared to $20.4 million or $.70 per diluted share during the comparable period in 2007. Net income for the third quarter and year to date 2008 included pre-tax merger costs of $974,000, or $.02 per diluted share related to the acquisition of Willow Financial Bancorp, Inc. expected to close during the fourth quarter of 2008. These charges include system conversion, integration consulting and severance expenses associated with the acquisition. Harleysville expects to incur additional merger-related expenses in the fourth quarter of 2008.

Despite the difficult economic environment and the turmoil in the financial markets, the Corporation’s third quarter 2008 performance was stable. Earnings, excluding merger costs, were level on a sequential basis. Loan and deposit growth from September 2008 compared to September 2007 was largely driven by a combination of organic loan growth of $111.7 million and deposit growth of $87.2 million along with the impact of the East Penn Financial acquisition, which closed in November 2007. The 2008 year-to-date financial results include the impact on operations from the acquisition of East Penn Financial effective November, 16, 2007 and the related issuance of 2,432,771 shares of the Corporation’s common stock. The following is an overview of the key financial highlights:

Total assets were $3.9 billion at September 30, 2008, an increase of 16.8% from $3.4 billion at September 30, 2007. Loans were $2.5 billion, an increase of 21.1% from $2.1 billion at September 30, 2007. Deposits were $3.0 billion, up 18.6% from $2.5 billion at September 30, 2007. Total assets at September 30, 2008 remained level with total assets reported at the year ended December 31, 2007. Loans grew by $78.1 million and deposits increased by $33.2 million since year-end.

The annualized return on average shareholders’ equity was 8.20% for the third quarter of 2008 as compared to 9.86% for the same period in 2007. The annualized return on average assets was 0.68% during the third quarter of 2008 in comparison to 0.86% for the third quarter of 2007.

Net interest income on a tax equivalent basis in the third quarter of 2008 increased $4.8 million or 21.6% from the same period in 2007 mainly as a result of a decrease in customer deposit costs and the East Penn acquisition as well as organic loan growth. Third quarter 2008 net interest margin was 3.02%, increasing 14 basis points year over year and decreasing 4 basis points sequentially.

Nonperforming assets were $38.8 million at September 30, 2008. Nonperforming assets as a percentage of total assets were 0.98% at September 30, 2008, compared to 1.01% at June 30, 2008 and 0.46% at September 30, 2007. Net charge-offs for the third quarter of 2008 were $2.1 million, compared to $1.5 million in the same period of 2007. The allowance for credit losses increased to $31.7 million at September 30, 2008, compared to $31.2 million at June 30, 2008, and $22.6 million at September 30, 2007.

On May 20, 2008, the Corporation entered into a definitive agreement to acquire Willow Financial Bancorp, Inc. and its wholly owned subsidiary, Willow Financial Bank, a $1.6 billion bank with 29 banking offices in Southeastern Pennsylvania. Headquartered in King of Prussia, PA, Willow Financial Bank branch offices are located in Philadelphia, Montgomery, Chester, and Bucks Counties. The total value of the transaction at the agreement date, if it closed, was estimated at $162 million or approximately $10.28 per share of Willow Financial Bancorp stock, although actual value will depend on several factors, including the price of the Corporation’s stock. Under terms of the Merger Agreement, each share of Willow Financial Bancorp, Inc. will be exchanged for 0.73 shares of the Corporation’s stock. Following the transaction, current shareholders of the Corporation will own approximately 73% and current Willow Financial Bancorp shareholders will own approximately 27% of the combined company. The merger was approved by the shareholders of Willow Financial and the Corporation on September 9, 2008. The transaction has been approved by the Office of the Comptroller of the Currency and the Pennsylvania Department of Banking. The Office of Thrift Supervision has also not objected to the transaction, and the Corporation expects to receive approval from the Federal Reserve Board in November 2008. The transaction is expected to close in early December 2008.

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

Net Interest Income

Net interest income on a tax equivalent basis in the third quarter of 2008 increased $4.8 million or 21.6% from the same period in 2007 and increased $14.9 million or 22.7% for the first nine months of 2008 from the comparable period in 2007 mainly as a result of a decrease in customer deposit costs and the East Penn acquisition as well as organic loan growth.

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three and nine months ended September 30, 2008 compared to September 30, 2007 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended September 30, 2008 compared to September 30, 2007			Nine Months Ended September 30, 2008 compared to September 30, 2007
(Dollars in thousands)
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Increase (decrease) in interest income:
Investment securities *	$1,299	$946	$353	$4,514	$3,568	$946
Federal funds sold and deposits in banks	(429)	(25)	(404)	(1,508)	(357)	(1,151)
Loans *	447	6,933	(6,486)	6,305	20,341	(14,036)
Total	1,317	7,854	(6,537)	9,311	23,552	(14,241)

Increase (decrease) in interest expense:
Savings and money market deposits	(6,496)	(119)	(6,377)	(17,676)	65	(17,741)
Time deposits	3,324	4,586	(1,262)	11,744	13,537	(1,793)
Borrowed funds	(341)	913	(1,254)	378	2,923	(2,545)
Total	(3,513)	5,380	(8,893)	(5,554)	16,525	(22,079)

Net increase in net interest income	$4,830	$2,474	$2,356	$14,865	$7,027	$7,838
*Tax equivalent basis using a tax rate of 35%, net

The following table presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended September 30,			Three Months Ended September 30,
	2008			2007

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$701,626	$9,518	5.40%	$669,051	$8,769	5.20%
Nontaxable investments (1)	301,275	4,554	6.01	264,621	4,004	6.00
Total investment securities	1,002,901	14,072	5.58	933,672	12,773	5.43
Federal funds sold and deposits in banks	55,519	232	1.66	57,841	661	4.53
Loans (1) (2)	2,522,034	37,541	5.91	2,090,440	37,094	7.04
Total earning assets	3,580,454	51,845	5.76	3,081,953	50,528	6.50
Noninterest-earning assets	319,139			227,563
Total assets	$3,899,593			$3,309,516

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,350,412	5,780	1.70	$1,363,803	12,276	3.57
Time	1,225,220	12,976	4.21	801,334	9,652	4.78
Total interest-bearing deposits	2,575,632	18,756	2.90	2,165,137	21,928	4.02
Borrowed funds	582,832	5,889	4.02	501,752	6,230	4.93
Total interest bearing liabilities	3,158,464	24,645	3.10	2,666,889	28,158	4.19
Noninterest-bearing liabilities:
Demand deposits	348,183			312,123
Other liabilities	70,869			40,676
Total noninterest-bearing liabilities	419,052			352,799
Total liabilities	3,577,516			3,019,688
Shareholders' equity	322,077			289,828
Total liabilities and shareholders' equity	$3,899,593			$3,309,516
Net interest spread			2.66			2.31
Effect of noninterest-bearing sources			0.36			0.57
Net interest income/margin on earning assets		$27,200	3.02%		$22,370	2.88%

Less tax equivalent adjustment		1,903			1,506
Net interest income		$25,297			$20,864

(Dollars in thousands)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2008			2007

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$731,870	$28,894	5.27%	$676,787	$25,821	5.10%
Nontaxable investments (1)	293,371	13,290	6.05	261,458	11,849	6.06
Total investment securities	1,025,241	42,184	5.50	938,245	37,670	5.37
Federal funds sold and deposits in banks	56,825	1,045	2.46	67,548	2,553	5.05
Loans (1) (2)	2,492,498	114,013	6.11	2,070,931	107,708	6.95
Total earning assets	3,574,564	157,242	5.88	3,076,724	147,931	6.43
Noninterest-earning assets	307,982			221,173
Total assets	$3,882,546			$3,297,897

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,387,554	19,536	1.88	$1,385,133	37,212	3.59
Time	1,208,467	40,414	4.47	806,638	28,670	4.75
Total interest-bearing deposits	2,596,021	59,950	3.08	2,191,771	65,882	4.02
Borrowed funds	545,701	17,068	4.18	458,523	16,690	4.87
Total interest bearing liabilities	3,141,722	77,018	3.27	2,650,294	82,572	4.17
Noninterest-bearing liabilities:
Demand deposits	337,739			311,491
Other liabilities	69,531			43,915
Total noninterest-bearing liabilities	407,270			355,406
Total liabilities	3,548,992			3,005,700
Shareholders' equity	333,554			292,197
Total liabilities and shareholders' equity	$3,882,546			$3,297,897
Net interest spread			2.61			2.26
Effect of noninterest-bearing sources			0.39			0.58
Net interest income/margin on earning assets		$80,224	3.00%		$65,359	2.84%

Less tax equivalent adjustment		5,531			4,503
Net interest income		$74,693			$60,856

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis, net of deductions (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

Interest income on a tax equivalent basis in the third quarter of 2008 increased $1.3 million, or 2.6% over the same period in 2007. This increase was primarily due to higher average loans of $431.6 million and higher average investment securities of $69.2 million partially offset by a 113 basis points reduction in the average rate earned on loans. The growth in average loans of 20.6% over the third quarter of last year was mainly as a result of the East Penn Financial acquisition as well as organic loan growth. Loan rates have declined from the third quarter of 2007 to the third quarter of 2008 due to market credit and liquidity conditions resulting in the Federal Open Market Committee reducing overnight rates 275 basis points and the subsequent change in the yield curve. Interest expense decreased $3.5 million, or 12.5% during the third quarter of 2008 versus the comparable period in 2007 mainly attributed to a 112 basis point reduction in the average rate paid on deposits partially offset by higher deposit volume from the East Penn Financial acquisition. The Corporation’s lower cost of funds have resulted from the short-term rate reductions during the fourth quarter of 2007 and the first quarter of 2008 by the Federal Open Market Committee as well as the Corporation’s continued emphasis on lower rate deposit products.

Net Interest Margin

The third quarter 2008 net interest margin was 3.02%, an increase of 26 basis points compared to the fourth quarter of 2007 and 14 basis points over the third quarter of 2007. Decreases in customer deposit costs have outpaced yield decreases in loans. The steepening of the yield curve and the acquisition of East Penn Bank have contributed to the improved margin.

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

At September 30, 2008, the Corporation had a cash flow hedge with a notional amount of $5.0 million that has the effect of converting variable debt to a fixed rate. This swap matures in November of 2008. During the first quarter of 2008, cash flow hedges matured with a notional amount of $50.0 million that had the effect of converting rates on money market deposit accounts to a fixed-rate cost of funds. For both of these types of swaps, the Corporation recognized net interest expense of $31,000 and income of $73,000 for the three months ended September 30, 2008 and 2007, respectively and net interest expense of $177,000 and income of $325,000 for the nine months ended September 30, 2008 and 2007, respectively. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At September 30, 2008, the Corporation had a fair value hedge in the form of an interest rate swap with a notional amount of $1.9 million which matures in 2017. During the third quarter of 2008, the Corporation terminated a fair value hedge in the form of an interest rate swap with a notional amount of $2.0 million. The Corporation recognized net interest expense of $16,000 and income of $17,000 for the three months ended September 30, 2008 and 2007, respectively and $59,000 of net interest expense and income of $63,000 for the nine months ended September 30, 2008 and 2007, respectively related to these swaps. At September 30, 2008, the Corporation had swap agreements with a negative fair value of $144,000. At December 31, 2007, the Corporation had swap agreements with a positive fair value of $10,000 and with a negative fair value of $366,000. There was no hedge ineffectiveness recognized during the first nine months of 2008 and 2007.

During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate NOW deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $6,000 and $11,000 for the three and nine months ended September 30, 2008, respectively. At September 30, 2008 and December 31, 2007, these caps had a fair value of $0 and a positive fair value of $222, respectively. The caps mature in March 2009. Due to notional mismatch, $3,000 and $47,000 were recognized in other expense during the three and nine month periods ended September 30, 2008, respectively. There was no impact to earnings for the first nine months of 2007 related to the caps.

During 2008, the Company implemented a program to offer certain derivative products directly to qualified commercial borrowers.  The Corporation economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with a third party. Derivative transactions executed as part of this program are not designated in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. As of September 30, 2008, the fair value of the derivative assets and the fair value of the derivative liabilities were $854,000 and $715,000 respectively. The difference between the change in the fair value of the derivative assets and derivative liabilities of $139,000 which relates to the credit valuation adjustment in accordance with FAS 157, “Fair Value Measurements,” is recognized in other income.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the September 30, 2008 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation's Asset/Liability Policy when modeled rates increase 100 or 200 basis points and decrease 100 basis points. In rates shocked down 200 basis points, net interest income is projected to be -10.56%, respectively, which is outside the policy guideline of -8.00%. This is due to the low current interest rate environment. When rates are shocked down 200 basis points, the rates on core deposits hit internally established minimums and are unable to reprice down the full 200 basis points, while interest earning assets can reprice down the full 200 basis points. The Corporation constantly monitors this position and takes steps to minimize any reduction in net interest income.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of September 30, 2008. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	Of Equity	Change	Percent Change

+300 Basis Points	$228,458	$(107,114)	-31.92%	+/- 35%
+200 Basis Points	268,218	(67,354)	-20.07%	+/- 25
+100 Basis Points	305,474	(30,098)	-8.97%	+/- 15
Flat Rate	335,572	-	0.00%
-100 Basis Points	342,937	7,365	2.19%	+/- 15
-200 Basis Points	324,152	(11,420)	-3.40%	+/- 25
-300 Basis Points	294,353	(41,219)	-12.28%	+/- 35

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

The historical loss components of the allowance for commercial and industrial loans and commercial real estate loans (collectively “commercial loans”) are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectibility of loans. All commercial loans with an outstanding balance over $500,000 are subject to review on an annual basis. Samples of commercial loans with a “pass” rating are individually reviewed annually. Commercial loans that management determines to be potential problem loans are individually reviewed, at a minimum, annually. The review is accomplished via a management tool known as the Watchlist Memorandum, and is designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. Consumer credit and residential real estate reviews are limited to those loans reflecting delinquent payment status. Homogeneous loan pools, including consumer and 1-4 family residential mortgages are not subject to individual review but are evaluated utilizing risk factors such as concentration of one borrower group. The historical loss component of the allowance for these loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by altering the risk window, to reflect current events and conditions.

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

The provision for loan losses remained relatively level at $2.6 million during the third quarter of 2008 as compared to $2.5 million during the third quarter of 2007. For the nine months ended September 30, 2008, the provision for loan losses increased to $7.6 million from $6.1 million for the same period in 2007. The increase in the provision was primarily due to the increase in the level of non-performing assets. Nonperforming assets as a percentage of total assets were 0.98% at September 30, 2008, compared to 0.46% at September 30, 2007. Net loans charged-off were $3.3 million during the nine months of 2008 as compared to $4.6 million in the same period in 2007.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007

Average loans	$2,492,498	$2,070,931

Allowance, beginning of period	27,328	21,154
Loans charged off:
Real estate	2,013	2,987
Commercial and industrial	751	819
Consumer	1,268	1,178
Lease financing	4	51
Total loans charged off	4,036	5,035
Recoveries:
Real estate	377	67
Commercial and industrial	66	136
Consumer	280	207
Lease financing	6	18
Total recoveries	729	428
Net loans charged off	3,307	4,607
Provision for loan losses	7,647	6,075
Allowance, end of period	$31,668	$22,622
Ratio of net charge offs to average
loans outstanding (annualized)	0.18%	0.30%

The following table sets forth an allocation of the allowance for loan losses by loan category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

The factors affecting the allocation of the allowance during the nine-month period ended September 30, 2008 were changes in credit quality resulting from increases in criticized commercial and industrial loans and real estate loans. The allocation of the allowance for commercial and industrial loans at September 30, 2008 increased $2.5 million from December 31, 2007 primarily due to an increase in criticized loans and a 100 basis point increase in the loss ratio for substandard loans. The allocation of the allowance for real estate loans increased $1.4 million mostly due to an increase in criticized commercial and residential real estate loans and a 250 basis point increase in the loss ratio for substandard residential real estate loans. The allocation of the allowance for consumer loans increased $367,000 mostly due to a shift from fixed rate home equity loans to variable rate home equity credit lines which carry a higher loss ratio. There was no material change in the allocation of the allowance for lease financing at September 30, 2008 compared to December 31, 2007. There were no significant changes in the estimation methods and assumptions including environmental factors, loan concentrations or terms that impacted the allowance during the first nine months of 2008. The interest rate environment as well as weakening in the commercial real estate market has moderately increased our allowance allocation in concert with the historical trends. It is expected that the negative trends in the real estate industry will continue to affect credit quality into 2009. The growth in the loan portfolio and the change in the mix will result in an adjustment to the amount of the allowance allocated to each category based upon historical loss trends and other factors.

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	September 30, 2008		December 31, 2007
		Percent of		Percent of
(Dollars in thousands)	Amount	Allowance	Amount	Allowance

Real estate	$11,938	38%	$10,491	38%
Commercial
and industrial	14,869	47%	12,340	45%
Consumer	4,852	15%	4,485	17%
Lease financing	9	-%	12	-%
Total	$31,668	100%	$27,328	100%

Nonperforming Assets

Nonperforming assets (including nonaccruing loans, net assets in foreclosure and loans past due 90 days or more past due) were 0.98% of total assets at September 30, 2008, compared to 0.56% at December 31, 2007, and 0.46% at September 30, 2007. The increase in nonaccrual loans at September 30, 2008, in relation to December 31, 2007, of $15.2 million was mainly attributable to commercial and industrial, commercial real estate, construction and residential real estate loans. The borrowers associated with these nonaccrual loans are generally unrelated and are primarily located in our market area and in most cases, for the residential real estate, our collateral is local land that has been subdivided for residential development in the growing counties of the Philadelphia suburbs and the Lehigh Valley. We understand these markets and are confident that we can manage the collateral, if necessary. In response to the situation, the Corporation increased its allowance for loan losses to approximately 1.25% of outstanding loans at June 30, 2008, and the allowance ratio remained at this level at September 30, 2008. We continue to evaluate appraisals, financial reviews and inspections. All mortgage loans within our portfolio were booked with traditional bank customers through our branch network. We have virtually no exposure to subprime borrowers – a benefit of our historically careful approach to residential mortgage lending. We continue to take a conservative approach to our lending and loan review practices. With the expectation of continued economic pressures, management continues to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

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

Table 6—Nonperforming Assets

(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Nonaccrual loans	$36,278	$21,091	$14,507
Loans 90 days or more past due	1,275	857	1,119
Total nonperforming loans	37,553	21,948	15,626
Net assets in foreclosure	1,221	28	28
Total nonperforming assets	$38,774	$21,976	$15,654

Allowance for loan losses to nonperforming loans	84.3%	124.5%	144.8%
Nonperforming loans to total net loans	1.50%	0.90%	0.75%
Allowance for loan and lease losses to total loans	1.25%	1.11%	1.08%
Nonperforming assets to total assets	0.98%	0.56%	0.46%

Locally located real estate, most with acceptable loan to value ratios, secures many of the nonperforming loans.

The following table presents information concerning impaired loans. Impaired loans are loans for which it is probable that all principal and interest will not be collected according to the contractual terms of the loan agreement. Impaired loans are included in the nonaccrual loan total. The increase in impaired loans at September 30, 2008 of $11.7 million compared to December 31, 2007 was mostly due to the previously aforementioned increases in nonaccrual commercial real estate, construction and residential real estate loans.

Table 7—Impaired Loans

(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Impaired Loans	$21,509	$9,803	$5,604

Average year-to-date impaired loans	$16,259	$7,539	$7,613

Impaired loans with specific loss allowances	$21,509	$9,803	$5,604

Loss allowances reserved on impaired loans	$4,572	$2,229	$1,320

Year-to-date income recognized on impaired loans	$137	$31	$31

The Bank’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income was $10.4 million for the third quarter of 2008, an increase of $680,000 or 7.0% from $9.8 million in the third quarter of 2007, driven by growth in service charges on deposits, partially offset by a decrease in wealth management income. Service charges on deposits of $3.4 million increased by $964,000 or 39.2% primarily from increased return check and overdraft fees as well East Penn deposit accounts. Wealth management income of $3.8 million decreased by $746,000, or 16.5% during the third quarter of 2008 as compared to the same period in 2007 mostly due to a lower level of life insurance revenue from Cornerstone. Major revenue component sources of wealth management income include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. Other income during the third quarter of 2008 also included a higher level of automated teller machine and point of sale revenue over the third quarter of 2007. For the nine-month period ended September 30, 2008, non-interest income was $32.9 million, an increase of $3.7 million, or 12.7% from the same period in 2007, primarily due to the previously aforementioned increases in service charges on deposits and automated teller machine and point of sale revenue partially offset by the decrease in wealth management income. Other income included a gain of $302,000 from the mandatory redemption of Visa Class B stock in conjunction with Visa’s initial public offering during the first quarter of 2008. Net security gains were $225,000 during the first nine months of 2008 compared to $475,000 during the comparable period in 2007.

Noninterest Expense

Noninterest expense was $25.2 million for the third quarter of 2008, an increase of $6.3 million or 33.4% from $18.9 million in the third quarter of 2007, and was $73.3 million, an increase of $15.6 million or 26.9% for the nine months ended September 30, 2008, over the comparable period in 2007. These increases were primarily driven by the acquisition of East Penn Financial, charges related to the upcoming merger with Willow Financial Bancorp as well as branch expansion. Salaries and benefits expense rose $1.8 million during the third quarter of 2008 and $5.8 million during the first nine months of 2008 primarily due to higher staffing levels resulting from the East Penn Financial acquisition and branch expansion. Occupancy expenses increased $681,000 and $2.5 million for the three and nine months ended September 30, 2008, respectively over the comparable periods in 2007, mainly due to the addition of the East Penn branches as well as rent expense on the bank properties in the sale-leaseback transaction completed in the fourth quarter of 2007. Other expenses increased $2.9 million and $6.3 million for the three and nine month periods ended September 30, 2008, respectively over the same periods in 2007 mostly due to additional professional and consulting fees, FDIC insurance assessments and the identifiable intangible asset amortization related to the East Penn acquisition.

Income Taxes

The effective income tax rates for the three months and nine months ended September 30, 2008 were 17.1% and 20.0%, respectively versus the applicable federal statutory rate of 35% and the applicable state tax rates. The effective income tax rates for the three and nine months ended September 30, 2007 were 22.1% and 22.0%, respectively. The Corporation’s effective rates during 2008 and 2007 were lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The effective income tax rates for 2008 were lower than the same periods in 2007 primarily due to a higher level of tax exempt income during 2008 as well as lower net income during the third quarter of 2008 compared to the third quarter of 2007.

Balance Sheet Analysis

Total assets at September 30, 2008 remained level with total assets reported at the year ended December 31, 2007. Loans grew by $78.1 million at September 30, 2008 since December 31, 2007 primarily in the commercial mortgage and commercial and industrial portfolios. Other assets were $23.9 million higher at September 30, 2008 compared to December 31, 2007 mostly due to the increase in deferred tax resulting from the increase in unrealized losses on investment securities available for sale. Deposits grew by $33.2 million since December 31, 2007 primarily due to increases in certificates of deposits including public funds accounts partially offset by a reduction in money market balances as customers moved from floating rate to fixed rate deposits. In addition, savings account balances were higher at September 30, 2008 compared to December 31, 2007 largely the result of a new higher rate e-savings product while interest-bearing checking account balances decreased for the same time period. Long-term borrowings increased $47.0 million from December 31, 2007 mainly to lock in lower rates on borrowings maturing over the next twelve months.

Capital

Capital formation is important to the Corporation's well being and future growth. Capital for the period ending September 30, 2008 was $311.0 million, a decrease of $28.3 million from the capital balance at December 31, 2007 of $339.3 million. The reduction in capital was primarily the result of an increase in the accumulated other comprehensive loss related to investment securities. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management is not aware of any recommendations by any regulatory authority, which, if it were to be implemented, would have a material effect on the Corporation's capital.

Table 8—Regulatory Capital
(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of September 30, 2008	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$339,068	10.92%	$248,510	8.00%	$310,638	10%
Harleysville National Bank	322,352	10.42%	247,535	8.00%	309,419	10%
Tier 1 Capital (to risk weighted assets):
Corporation	307,301	9.89%	124,255	4.00%	186,383	6%
Harleysville National Bank	290,585	9.39%	123,768	4.00%	185,652	6%
Tier 1 Capital (to average assets):
Corporation	307,301	8.13%	151,272	4.00%	189,090	5%
Harleysville National Bank	290,585	7.71%	150,688	4.00%	188,360	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2007	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$329,887	10.67%	$247,273	8.00%	$309,091	10%
Harleysville National Bank	312,880	10.16%	246,286	8.00%	307,858	10%
Tier 1 Capital (to risk weighted assets):
Corporation	302,459	9.79%	123,637	4.00%	185,455	6%
Harleysville National Bank	285,452	9.27%	123,143	4.00%	184,715	6%
Tier 1 Capital (to average assets):
Corporation	302,459	8.72%	138,795	4.00%	173,494	5%
Harleysville National Bank	285,452	8.29%	137,722	4.00%	172,153	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is generally common stockholder’s equity and retained earnings adjusted to exclude disallowed goodwill and identifiable intangibles as well as the inclusion of qualifying trust preferred securities. Tier 2 capital is the allowance for loan losses. The minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At September 30, 2008, the Corporation’s Tier 1 risk-adjusted capital ratio was 9.89%, and the total risk-adjusted capital ratio was 10.92%, both well above the regulatory requirements. The risk-based capital ratios of the Bank also exceeded regulatory requirements at September 30, 2008.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. Banking organizations are expected to have ratios from 4% to 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 8.13% at September 30, 2008 and 8.72% at December 31, 2007. The lower leverage ratio of the Corporation at September 30, 2008 was mainly due to the increase in average assets from the purchase of East Penn Bank in November 2007.

The year-to-date September 30, 2008 cash dividend per share of $.60 was the same as the cash dividend for the first nine months of 2007. The proportion of net income paid out in dividends for the first nine months of 2008 was 88.5%, compared to 85.0% for the same period in 2007. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first nine months of 2008.

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

The resulting projections as of September 30, 2008 show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. One source of external liquidity is an available line of credit with the FHLB. As of September 30, 2008, the Bank had borrowings outstanding with the FHLB of $213.8 million, all of which were long-term. At September 30, 2008, the Bank had unused lines of credit at the FHLB of $367.6 million and unused federal funds lines of credit of $195.0 million. In addition, the Corporation’s funding sources include investment and loan portfolio cash flows, fed funds sold and short-term investments, as well as access to the brokered certificate of deposit market and repurchase agreement borrowings. The Corporation has pledged available for sale investment securities with a carrying value of $833.5 million and held to maturity securities of $53.0 million. The Corporation could also increase its liquidity through its pricing on certificates of deposit products. The Corporation believes it has adequate funding sources to maintain sufficient liquidity under varying business conditions.

There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way, although a significant portion of the Corporation’s time deposits mature within the next twelve months. Despite the anticipated market volatility and rate environment for much of 2008, we expect to be able to retain most of these deposits. In the event that additional funds are required, the Corporation believes its short-term liquidity is adequate as outlined above.

Recent Developments

The global and U.S economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

In response to this financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008, (the “EESA”) on October 3, 2008 which provides the United States Treasury Department (the “Treasury”) with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced it would purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $250 billion of the $700 billion authorized under the TARP. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The Corporation is currently evaluating whether it will participate in the CPP.

The EESA included a provision for a temporary increase in the Federal Deposit Insurance (FDIC) from $100,000 to $250,000 per depositor effective October 3, 2008 through December 31, 2009. In addition, the FDIC announced the Temporary Liquidity Guarantee Program effective October 14, 2008, enabling the FDIC to temporarily provide a 100% guarantee of newly issued senior unsecured debt of all FDIC-insured institutions and their holding companies issued before June 30, 2009, as well as deposits in non-interest bearing transaction deposit accounts through December 31, 2009. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Corporation has determined it will continue to participate in the Temporary Liquidity Guarantee Program for non-interest bearing deposit accounts after the 30 day initial period and is assessing its participation for issuance of unsecured debt.

It is not clear at this time what impact these programs announced by the Treasury and other bank regulatory agencies and any additional programs that may be initiated in the future, will have on the Corporation or the financial markets as a whole. However, the Corporation remains well-capitalized with strong liquidity.

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

Branching

During 2008, the Corporation opened new branches in Flourtown, Montgomery County and Whitehall, Lehigh County. The Bank plans to relocate its Pottstown East End branch, Montgomery County in the fourth quarter of 2008. The Bank also plans to add branches in Warrington, Bucks County and Conshohocken, Montgomery County in early 2009. These plans are subject to change as management continues to evaluate its market and its business needs. The Corporation continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

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

During the fourth quarter of 2007 and the first nine months of 2008, the economy has experienced a continued decline in the housing market, reductions in credit facilities, disruptions in the financial system, and volatility in the financial markets, all resulting in short-term rate reductions by the Federal Open Market Committee and the creation of programs by Congress and the Treasury Department for the purpose of stabilizing and providing liquidity to the U.S. financial markets. This has created a challenging interest rate environment for the Corporation which has impacted our interest rate sensitivity exposure. A detailed discussion of market risk is provided on pages 24 and 25 of this Form 10-Q.

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

(ii)  Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.                 Risk Factors

Except for the addition of the risk factors detailed below, there has been no material changes in risk factors from those previously disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

The soundness of other financial institutions may adversely affect the Corporation.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Such losses could have a material adverse affect on the Corporation’s financial condition and results of operations.

Current levels of market volatility may have materially adverse effects on the Corporation’s liquidity, financial condition and/or profitability.

The capital and credit markets have been experiencing volatility and disruption for more than twelve months. In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Corporation will not experience adverse effects, which may be material, on its liquidity, financial condition and/or profitability.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not repurchase any shares of its stock under the Corporation’s stock repurchase programs during the first nine months of 2008. The maximum number of shares that may yet be purchased under the plans was 731,761 as of September 30, 2008. (1) The repurchased shares are used for general corporate purposes.

(1)
On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (restated for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9%, of its outstanding common stock. The repurchases under the plan are currently suspended pursuant to the consummation of the pending merger with Willow Financial Bancorp, Inc.

Item 3.                 Defaults Upon Senior Securities

Not applicable

Item 4.                 Submission of Matters to a Vote of Security Holders

(a), (c)  The shareholders of Harleysville National Corporation approved and adopted the Agreement and Plan of Merger dated as of May 20, 2008 by and between Harleysville National Corporation and Willow Financial Bancorp, Inc. at a special meeting of shareholders held on September 9, 2008. The information required by this item is incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 10, 2008.

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

HARLEYSVILLE NATIONAL CORPORATION

Date: November 7, 2008	/s/ Paul D. Geraghty
Paul D. Geraghty, President, Chief Executive Officer and
Director
(Principal executive officer)

Date:  November 7, 2008                                                                       /s/ George S. Rapp
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

(10.30)
Employment Agreement dated July 12, 2007 between Paul D. Geraghty, President and Chief Executive Officer of the Corporation and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2007.)

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

(10.34)
Employment Agreement dated November 16, 2007 between Brent L. Peters, Executive Vice President and President of the East Penn Bank Division of Harleysville National Bank and Trust Company, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 14, 2008.)

(10.35)
Employment Agreement dated April 17, 2008 between Joseph D. Blair, Executive Vice President and President of the Millennium Wealth Management Division of Harleysville National Bank and Trust Company, and Harleysville Management Services, LLC.*  (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008).

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