Form 10-K
period 2008-12-31
HARLEYSVILLE NATIONAL CORP
filed 2009-03-13
CIK 702902

2008 ANNUAL REPORT
ON FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-15237

Harleysville National Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2210237
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

483 Main Street,
Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 256-8851

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $317,118,196 based on the June 30, 2008 closing price of the Registrant’s Common Stock of $11.16 per share.

     As of March 10, 2009, there were 42,982,463 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2009 are incorporated by reference into Part III, Items 10-14 of this report.

HARLEYSVILLE NATIONAL CORPORATION

FORM 10-K

Forward-Looking Statements

     In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have made forward-looking statements in this report, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Harleysville National Corporation (the Corporation) and its subsidiaries. When we use words such as “believes,” “expects,” “anticipates,” “may,” “estimates,” or “intends” or similar expressions, we are making forward-looking statements. Forward-looking statements are representative only as of the date they are made, and the Corporation undertakes no obligation to update any forward-looking statement.

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

     Since commencing operations, the Corporation’s business has consisted primarily of providing financial services through its subsidiaries and has acquired nine financial institutions since 1991 including the recent acquisitions of Willow Financial Bancorp, Inc. (Willow Financial) and its banking subsidiary, Willow Financial Bank in December 2008 and East Penn Financial Corporation (East Penn Financial) and its banking subsidiary, East Penn Bank in November 2007. Additionally, the Corporation completed the acquisition of the Cornerstone Companies (registered investment advisors) in January 2006. The Corporation is also the parent holding company of HNC Financial Company and HNC Reinsurance Company. HNC Financial Company was incorporated on March 17, 1997 as a Delaware Corporation and its principal business function is to expand the investment opportunities of the Corporation. HNC Reinsurance Company was incorporated on March 30, 2001 as an Arizona Corporation and reinsures consumer loan credit life and accident and health insurance.

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

     The Bank provides a full range of banking services including loans and deposits, investment management and trust and investment advisory services to individual and corporate customers located primarily in eastern Pennsylvania. The Bank engages in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal investment and trust services. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. As of December 31, 2008, the Bank had 85 branch offices located in Montgomery, Bucks, Chester, Berks, Carbon, Lehigh, Monroe, Northampton and Philadelphia counties, Pennsylvania.

     The Bank has maintained a stable base of core deposits and is a leading community bank in its service areas. The Bank believes it has gained its position as a result of strategic acquisitions, a customer-oriented philosophy and a strong commitment to service. Senior management has made the development of a sales orientation throughout the Bank one of their highest priorities and emphasizes this objective with extensive training and sales incentive programs. The Bank maintains close contact with the local business community to monitor commercial lending needs and believes it responds to customer requests quickly and with flexibility.

     The Bank opened new branches in Flourtown, Montgomery County and Whitehall, Lehigh County and relocated its Pottstown East End branch in Montgomery County during 2008. The Conshohocken branch in Montgomery County was opened in February 2009. The Bank continues to evaluate potential new branch sites that are contiguous to our current service area and will expand the Bank’s market area and market share of loans and deposits.

Acquisitions

     Effective after the market close on December 5, 2008, the Corporation completed its acquisition of Willow Financial Bancorp, Inc. and its subsidiary, Willow Financial Bank, a $1.6 billion bank with 29 banking offices in Southeastern Pennsylvania. Headquartered in Wayne, PA, Willow Financial Bank branch offices were located in Philadelphia, Montgomery, Chester, and Bucks Counties. On the acquisition date, Willow Financial had approximately $1.6 billion in assets, $1.1 billion in loans and $946.7 million in deposits. The acquisition of Willow Financial is consistent with the Corporation’s plan to strategically grow through disciplined in-market expansion. The merger delivers a significant market share in Chester County, one of the fastest growing counties in Pennsylvania, increases the Corporation’s market presence in Bucks and Montgomery counties and establishes a new market presence in Philadelphia county. The combined company establishes a stronger presence in eastern Pennsylvania, including becoming the third largest financial institution headquartered in suburban Philadelphia. The Corporation also acquired BeneServ, Inc., a respected provider of employee benefits services from Willow Financial. The merger drives shareholder value by providing the opportunity to deliver synergies and accretion to earnings.

     Effective November 16, 2007, the Corporation completed its acquisition of East Penn Financial and its subsidiary, East Penn Bank. On the acquisition date, East Penn Financial had approximately $451.1 million in assets, $337.7 million in loans and $382.7 million in deposits with nine banking offices located in Lehigh, Northampton and Berks Counties, Pennsylvania. The acquisition expanded the branch network of the Corporation in the Lehigh Valley and its opportunity to provide East Penn customers with a broader mix of products and services. As part of the merger agreement, East Penn Bank continues to operate under the East Penn name and logo, and has become a division of the Bank. Nine of the Bank’s existing branches were transferred to the East Penn division including those in Lehigh, Carbon, Monroe, and Northampton Counties.

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

     Effective January 1, 2006, the Bank completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm serves clients throughout Pennsylvania and other mid-Atlantic states. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2006 through 2008, the minimum operating results were met resulting in earn-out payments totaling $3.6 million which were recorded as additional goodwill. At December 31, 2008, the remaining maximum payout is $3.4 million through 2010.

Dispositions

     The Corporation completed a sale-leaseback transaction involving fifteen bank properties as well as a separate sale of office space during the fourth quarter of 2007. Under the leases, the Bank continues to utilize the properties in the normal course of business. The Corporation received net proceeds of $39.7 million and recorded a pre-tax gain of $2.8 million. The remaining gain of $17.1 million was deferred and is being amortized through a reduction of occupancy expense over the term of the leases.

Segments

     The Corporation has two reportable operating segments: Community Banking and Wealth Management, as well as certain other non-reportable segments. As of December 31, 2008, the Wealth Management segment had assets under management of $2.6 billion. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises report information about operating segments. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Corporation’s chief operating decision-maker is the President and Chief Executive Officer. For more detailed financial information pertaining to operating segments, see Item 8— Note 17 of the Consolidated Financial Statements which is herein incorporated by reference.

     As of December 31, 2008, the Corporation had total assets of $5.5 billion, total shareholders’ equity of $474.7 million and total deposits of $3.9 billion.

     As of December 31, 2008, the Corporation and the Bank employed approximately 1,169 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition

     The Bank competes actively with other eastern Pennsylvania financial institutions as well as with financial and non-financial institutions, many larger than the Bank, headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. The Bank is generally competitive with all competing institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. At December 31, 2008, the Bank’s legal lending limit to a single customer was $55.6 million. Many of the institutions with which the Bank competes are able to lend significantly more than this amount to a single customer.

Concentrations/Seasonality

     The Corporation and its subsidiaries do not have any portion of their businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on the Corporation’s business. No substantial portion of investments is concentrated within a single industry or group of related industries. The Corporation had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2008. The businesses of the Corporation and its subsidiaries are not typically seasonal in nature.

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

Pending Legislation

     Other than the FDIC insurance increase for 2009 and other regulatory matters as discussed subsequently, management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation’s results of operations.

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

Capital Requirements / FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires that institutions be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these guidelines, the Bank was considered well capitalized for the Tier 1 risk-based and Tier 1 leverage ratios and adequately capitalized for total risk based capital as of December 31, 2008. Unprecedented upheaval in the economy that has negatively impacted the credit and capital markets caused substantial “mark to market” discounts in connection with the acquisition of Willow Financial in December 2008. The Corporation does not believe that these “mark to market” valuations reflect a reduction in the realizable value of Willow Financial’s assets and expects to recover the discount through amortization in 2009 and beyond. Purchase accounting adjustments related to the Willow Financial acquisition caused the Bank’s total risk-based capital ratio to fall below the regulatory threshold for a well capitalized bank holding company. The Bank has instituted a plan targeted to return to “well capitalized” before the end of 2009.

Under a
	Total	Tier 1		Capital
	Risk	Risk	Tier 1	Order
	Based	Based	Leverage	or
	Ratio	Ratio	Ratio	Directive
Capital category
Well capitalized	≥10.0%	≥6.0%	≥5.0%	NO
Adequately capitalized	≥8.0%	≥4.0%	≥4.0% (1)
Undercapitalized	<8.0%	<4.0%	<4.0% (1)
Significantly undercapitalized	<6.0%	<3.0%	<3.0%
Critically undercapitalized	Tangible equity capital ratio that is ≤ 2%
____________________

(1)	3.0% for those banks having the highest available regulatory rating.

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

Deposit Insurance and Premiums

     The Bank’s deposits are insured by the Deposit Insurance Fund (DIF) which is administered by the FDIC. The basic insurance limit is $250,000 per depositor per insured institution through December 31, 2009. Certain retirement accounts, such as Individual Retirement Accounts are insured up to $250,000 per depositor per insured institution. The FDIC is authorized to consider inflation adjustments to increase the insurance limits for all deposit accounts every five years, beginning in 2010. The insurance is backed by the full faith and credit of the United States government.

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

     On November 2, 2006, the FDIC set the designated reserve ratio for the deposit insurance fund at 1.25% of estimated insured deposits and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Deposit Insurance Reform Act of 2005, which more closely ties each bank's deposit insurance assessments to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC evaluates each institution's risk based on three primary factors -- supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them and places the institution into one of four risk categories. Effective January 1, 2007, the rates range from 5 to 43 basis points. However, the Deposit Insurance Reform Act of 2005 provided credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves, as a result of which a majority of banks had assessment credits to initially offset all of their premiums in 2007. The assessment credits for the Bank were fully utilized by December 31, 2008. The Bank was classified in the strongest risk category for 2008 and its assessment rate was approximately 6.3 basis points. The Bank paid FDIC premiums of $2.1 million in 2008, including $248,000 for Willow Financial.

     In December 2008, the FDIC approved a final rule which will raise assessment rates uniformly by seven basis points for the first quarter of 2009 only. The FDIC proposes to establish new assessment rates effective April 1, 2009. The Bank expects that the assessment rates subsequent to the first quarter of 2009 will continue to be significantly higher than in 2008. The Bank estimates that its FDIC assessment for the first quarter of 2009 will be approximately $1.3 million. In addition, all insured institutions are required to pay a Financing Corporation (FICO) assessment. FICO is a government agency-sponsored entity that was formed to borrow money necessary to carry out the closing and disposition of failed thrift institutions in the 1980’s. The annual FICO rate for all insured institutions as of December 31, 2008 was 1.14 basis points. These assessments are revised quarterly and will continue until the bonds mature in the year 2019. The Bank paid FICO premiums of $364,000 in 2008.

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

Additional Information

     The Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Corporation’s website (www.hncbank.com under “Financial Information & Filings—Documents”) as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to the Securities and Exchange Commission. These filings are also accessible on the Securities and Exchange Commission’s website (www.sec.gov). You may also read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Corporation makes available on www.hncbank.com under “Corporate Governance” the following: 1) Audit Committee Charter, 2) Code of Ethics, which applies to all directors and all employees, 3) Whistleblower Policy, 4) Nominating and Corporate Governance Committee Charter and 5) Compensation Committee Charter.

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

     The Corporation is exposed to interest rate risk, through the operations of its banking subsidiary, since substantially all of the Bank’s assets and liabilities are monetary in nature. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and value of financial instruments. The Bank’s earnings, like that of most financial institutions, largely depends on net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. In an increasing interest rate environment, the cost of funds is expected to increase more rapidly than the interest earned on the loans and securities because the primary source of funds are deposits with generally shorter maturities than the maturities on loans and investment securities. This causes the net interest rate spread to compress and negatively impacts the Bank’s profitability. Changes in interest rates may also adversely affect the Corporation’s loan and deposit growth and the quality of its loan portfolio. The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. Continued aggressive pricing by competitors for loans and deposits may adversely affect the Corporation’s profitability.

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

The Corporation may fail to realize the anticipated benefits from mergers.

     The success of mergers will depend, in part, on the Corporation’s ability to realize the estimated cost savings or revenue enhancements from combining the businesses of the merged companies. If the Corporation’s estimates are incorrect or the Corporation is unable to combine acquired companies successfully, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected. The integration process could result in the loss of key employees, the disruption of ongoing business, inconsistencies in standards, controls, procedures and policies that adversely affect the Corporation’s ability to maintain relationships with clients and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause the Bank to lose customers or cause customers to withdraw their deposits from the Bank, or other unintended consequences that could have a material adverse effect on the Corporation’s results of operations or financial condition.

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

     The Bank’s operations are concentrated in eastern Pennsylvania and to a lesser degree central and southern New Jersey and Delaware. As a result of this geographic concentration, the Corporation’s financial results may correlate to the economic conditions in this area. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic areas depend, or a general decline in economic conditions may adversely affect the quality of the loan portfolio (including the level of non-performing assets, charge offs and provision expense) and the demand for products and services, and accordingly, the Corporation’s results of operations. Inflation has some impact on the Corporation’s and the Bank’s operating costs.

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

     Competition in the banking and financial services industry is intense. The Bank competes actively with other eastern Pennsylvania financial institutions as well as with financial and non-financial institutions, many larger than the Bank, headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. The Bank is generally competitive with all competing institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. Many of the institutions with which the Bank competes have substantially greater resources and lending limits and may offer certain services that the Bank does not or cannot provide. The Corporation’s profitability depends upon the Bank’s ability to successfully compete in its market area.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     The principal executive offices of the Corporation and of the Bank are located in Harleysville, Pennsylvania in two, two-story office buildings leased by the Bank, one built in 1929 and the other in 2007. The Bank owns the buildings in which twenty-four of its branches are located (one branch opened in February 2009) and leases space for the other sixty-four branches from unaffiliated third parties under leases expiring at various times through 2037.

Office	Office Location	Owned/Leased
Airport Village	102 Airport Road, Coatesville, PA	Leased
Allentown	1602 Allen Street, Allenton, PA	Leased
Audubon	2624 Egypt Road, Norristown, PA	Owned(2)
Avondale	119 Pennsylvania Avenue, Avondale, PA	Owned
Bethlehem	4510 Bath Pike, Bethlehem, PA	Leased
Blue Bell	20 West Skippack Pike, Ambler PA	Owned(2)
Boyertown	Rt. 100 and Bause Road, Boyertown, PA	Leased
Brandywine Square	82 Quarry Road, Downingtown, PA	Leased
Busleton	9869 Bustleton Avenue, Philadelphia, PA	Leased
Cedar Crest	1251 S Cedar Crest Blvd, Allentown, PA	Leased
Chalfont	251 West Butler Avenue, Chalfont, PA	Leased
Coatesville	112 East Lincoln Highway, Coatesville, PA	Leased
Collegeville	364 East Main Street, Collegeville, PA	Owned
Conshohocken(3)	101 Ridge Pike, Conshohocken, PA	Owned(2)
Devon	414 Lancaster Avenue, Devon, PA	Leased
Dorneyville	3570 Hamilton Boulevard, Allentown, PA	Leased
Douglassville	1191 West Ben Franklin Highway, Douglassville, PA	Leased
Downingtown	100 E. Lancaster Avenue, Downingtown, PA	Leased
Doylestown	500 East Farm Lane, Doylestown, PA	Owned(2)
Dresher	701 Twining Road, Dresher, PA	Leased
Eagle	300 Simpson Drive, Chester Springs, PA	Leased
East Norriton	450 East Germantown Pike, East Norriton, PA	Owned(2)
Emmaus	731 Chestnut St, Emmaus, PA	Owned
Emmaus	502 State Ave, Emmaus, PA	Owned
Emmaus High School	500 Macungie Ave, Emmaus, PA	Leased
Exton	601 N. Pottstown Pike, Exton, PA	Leased
Feasterville	220 East Street Road, Feasterville, PA	Leased
Flourtown	1851 Bethlehem Pike, Flourtown, PA	Leased
Fogelsville	861 N. Rt. 100, Fogelsville, PA	Owned
Foulkeways	1120 Meetinghouse Road, Gwynedd, PA	Leased
Frazer	200 West Lancaster Avenue, Frazer, PA	Leased(4)
Gilbertsville	1050 East Philadelphia Avenue, Gilbertsville, PA	Leased
Harleysville Campus	483 Main Street, Harleysville, PA	Leased
Harleysville-Meadowbrook	278 Main Street, Harleysville, PA	Owned(2)
Hatboro	2 North York Road, Hatboro, PA	Leased
Hatfield	1632 Cowpath Road, Hatfield, PA	Leased
Horsham	955 Horsham Road, Horsham, PA	Leased
Huntington Valley	761 Huntingdon Pike, Huntingdon Valley, PA	Leased
Kennett Square	838 East Baltimore Pike, Kennett Square, PA	Owned(6)
King of Prussia	170 S. Warner Road, Suite 100, Wayne, PA	Leased
Kresgeville	Route 209, Kresgeville, PA	Leased
Lansdale-Marketplace	1551 Valley Forge Road, Lansdale, PA	Owned(2)
Lansdale-North Broad	1804 North Broad Street, Lansdale, PA	Leased
Lansford	13-15 West Ridge Street, Lansford, PA	Leased
Lehigh Township	4421 Lehigh Drive, Walnutport, PA	Leased

Office	Office Location	Owned/Leased
Lehighton	904 Blakeslee Blvd, Lehighton, PA	Leased
Limerick	260 West Ridge Pike, Limerick, PA	Leased
Macungie	201 W Main St, Macungie, PA	Owned(2)
Malvern(1)	30 Valley Stream Parkway, Malvern, PA	Leased
Maple Glen	732 Norristown Road, Maple Glen, PA	Leased
Meadowood	3205 Skippack Pike, Worcester, PA	Leased
Mertztown	951 State Street, Mertztown, PA	Leased
Normandy Farms	Morris Road & Route 202, Blue Bell, PA	Leased
North Wales (North Penn)	1498 North Wales Road, North Wales, PA	Leased
North Wales	122 N. Main Street, North Wales, PA	Leased
Oxford	499 North 3rd Street, Oxford, PA	Leased
Palmerton	372 Delaware Avenue, Palmerton, PA	Leased
Peter Becker Community	815 Maplewood Drive, Harleysville, PA	Leased
Pottstown Center	Rt. 100 and Shoemaker Road, Pottstown, PA	Owned(2)
Pottstown-Coventry	2 Glocker Way, Pottstown, PA	Owned(2)
Pottstown-East End	1450 East High Street, Pottstown, PA	Owned(2)
Pottstown-North End	930 North Charlotte Street, Pottstown, PA	Leased
Pottstown-Train Station	One Security Plaza, Pottstown, PA	Leased
Quakertown Main	224 West Broad Street, Quakertown, PA	Owned
Red Hill	400 Main Street, Red Hill, PA	Leased
Rhawnhurst	8200 Castor Avenue, Philadelphia, PA	Leased
Roslyn Valley	1331 Easton Road, Roslyn, PA	Leased
Royersford	440 W. Linfield-Trappe Road, Royersford, PA	Owned(2)
Sellersville	209 North Main Street, Sellersville, PA	Leased
Skippack	3893 Skippack Pike, Skippack, PA	Leased
Slatington	502 Main Street, Slatington, PA	Leased
Slatington Handi-Bank	701-705 Main Street, Slatington, PA	Leased
Somerton	11730 Bustleton Avenue, Philadelphia, PA	Leased
Souderton	702 Route 113, Souderton, PA	Owned(2)
Southampton	735 Davisville Road, Southampton, PA	Leased
Spring House(1)	1017 North Bethlehem Pike, Spring House, PA	Leased
Summit Hill	2 East Ludlow Street, Summit Hill, PA	Leased
Thorndale	3909 Lincoln Highway, Downingtown, PA	Leased
Trainers Corner	120 North West End Boulevard, Quakertown, PA	Leased
Trexlertown	6890 Hamilton Blvd, Trexlertown, PA	Owned
Warminster	190 Veterans Way, Warminster, PA	Owned(2)
Warminster Kmart Plaza	1141 Ivyland Road, Warminster, PA	Leased
Warminster Square	1555 West Street Road, Warminster, PA	Leased
West Chester	16 E. Market Street, West Chester, PA	Leased
Westtown	1197 Wilmington Pike, West Chester, PA	Leased
Whitehall	2985 MacArthur Rd, Whitehall, PA	Owned
Willow Grove	9 Easton Road, Willow Grove, PA	Owned(5) (6)
Wyomissing(1)	2800 State Hill Road, Wyomissing, PA	Leased

Additional Office Space
Commercial Business
Development	650 Sentry Parkway, Blue Bell, Pa	Leased
Harleysville National Bank
Trust Department(1)	1690 Sumneytown Pike, Lansdale, PA	Leased
Cornerstone Financial
Consultants	1802 Hamilton, Allentown PA	Leased
Cornerstone Financial
Consultants - McPherson	8320 Bellona Ave, Towson, MD	Leased

Office	Office Location	Owned/Leased
Cornerstone Institutional
Investments	74 West Broad St, Bethlehem, PA	Leased
Cornerstone Advisor Asset
Management	74 West Broad St., Bethlehem, PA	Leased
HNC Financial Company	2751 Centerville Rd, Wilmington, DE	Leased
HNC Reinsurance Company	101 North First Avenue, Phoenix, AZ	Leased
Harleysville Management
Services	474 Main St, Harleysville, Pa	Owned
BeneServ, Inc.	453 Baltimore Pike, Springfield, Pa	Leased
____________________

(1)	Locations include Millennium Wealth Management and Private Banking offices.

(2)	Branch buildings are owned by the Bank and the land is leased.

(3)	Branch opened for business in February 2009.

(4)	The branch facility at this location is owned. There is also a drive-up facility at this location that is leased.

(5)	Includes the lease of an easement at this location.

(6)	Branch buildings are rented but land is owned.

     In management's opinion, all of the above properties are in good condition and are adequate for the Registrant's and the Bank’s purposes.

Item 3. Legal Proceedings

     As a result of the acquisition of Willow Financial, the Corporation recorded a liability in purchase accounting of $2.7 million in connection with certain legal contingencies which existed prior to the acquisition. The amount accrued represents estimated settlement and legal costs on ongoing litigation assumed from Willow Financial. There can be no assurance that any of the outstanding legal proceedings to which the Corporation is a party as a successor in interest to Willow Financial will not be decided adversely to the Corporation’s interests and have a material effect on the financial condition and operations of the Corporation.

     Management, based on consultation with the Corporation’s legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. Except as noted above, there are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries—the Bank, HNC Financial Company and HNC Reinsurance Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of 2008 to a vote of holders of the Corporation’s Common Stock.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The following table sets forth high and low closing sales prices for the Corporation’s common stock and quarterly cash dividends paid per share for 2008 and 2007. The Corporation’s stock is traded under the symbol “HNBC” on the NASDAQ Global Select Market. All share information has been restated to reflect stock dividends and splits. For certain limitations on the Bank’s ability to pay dividends to the Corporation, see Item 1, “Supervision and Regulation—Bank” and Item 8, Note 20, “Notes to Consolidated Financial Statements—Regulatory Capital.”

     Price of Common Stock and Cash Dividends

			Cash dividends
2008	High Price	Low Price	per share
First Quarter	$15.84	$12.50	$0.20
Second Quarter	15.24	11.16	0.20
Third Quarter	19.65	10.77	0.20
Fourth Quarter	16.86	11.27	0.20

			Cash dividends
2007	High Price	Low Price	per share
First Quarter	$20.25	$17.11	$0.20
Second Quarter	18.13	15.54	0.20
Third Quarter	18.58	14.03	0.20
Fourth Quarter	17.17	13.15	0.20

     At December 31, 2008, there were 4,080 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

      The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes. The Corporation did not repurchase any shares of its stock under the Corporation’s stock repurchase programs during 2008. The maximum number of share that may yet be purchased under the plans was 731,761 as of December 31, 2008. The repurchased shares are used for general corporate purposes. On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (restated for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9% of its outstanding common stock.

     Equity Compensation Plan Information

     The following table provides information about shares of the Corporation’s stock that may be issued under existing equity compensation plans as of December 31, 2008:

			Number Of Securities Remaining Available
	Number Of Securities To Be Issued	Weighted-Average Exercise Price	For Future Issuance Under Equity
	Upon Exercise Of Outstanding	Of Outstanding Options, Warrants	Compensation Plans, Excluding Securities
Plan Category	Options, Warrants And Rights	And Rights	Reflected In Column (A)
	(A) (#)	(B) ($)	(C) (#)
Equity Compensation Plans
Approved by Stockholders	1,648,723 (1)	$15.28 per share	1,157,625

Equity Compensation Plans
Not Approved by	-0-(2)	-0-	22,695
Stockholders

TOTAL	1,648,723	$15.28 per share	1,180,320
____________________

(1)	Includes options issued under the Corporation’s 1993 and 1998 Stock Incentive Plans, 1998 Independent Director’s Stock Option Plan, 2004 Omnibus Stock Incentive Plan, options assumed pursuant to the merger & acquisition of Millennium Bank on April 30, 2004, options assumed pursuant to acquisition of East Penn Financial on November 16, 2007 and options assumed pursuant to the acquisition of Willow Financial on December 5, 2008.

(2)	On December 13, 1996, the Board of Directors authorized the registration of 70,354 shares of common stock for issuance under the Corporation’s Employee Stock Bonus Plan. On December 24, 1996, in celebration of the Corporation reaching $1 billion in total assets, 41,685 shares were issued to full and part-time employees of the Corporation’s subsidiaries. Annually, since 1996, a total of 5,974 shares in the aggregate, have been awarded under this Plan to employees in recognition of exemplary service during each calendar year. When awarded, the value of shares is based on the closing price of the Corporation’s common stock as of the close of business on the last business day of the most recently completed calendar quarter. Registered shares and available shares under the Plan reflect adjustment for stock dividends.

     Additional information on the Corporation’s equity compensation plans included under Item 8, Note 1, “Notes to Consolidated Financial Statements—Stock-Based Compensation and Note 14, “Stock-Based Compensation,” is incorporated herein by reference.

Performance Graph

     The following graph contains a comparison of the cumulative total returns on Harleysville National Corporation’s common stock against the cumulative total returns of the NASDAQ Stock Market (U.S. companies) Index and the NASDAQ Bank Stocks Index for the period of five fiscal years commencing December 31, 2003, and ending December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in the Corporation’s common stock, the NASDAQ Stock Market (US companies) and NASDAQ Banks. The cumulative returns assume the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Zack’s Total Return Annual Comparison
Five-Year Cumulative Total Return Summary

	2003	2004	2005	2006	2007	2008
Harleysville National Corporation	100.00	95.41	74.47	82.13	65.01	68.27
NASDAQ Stock Market (US companies)	100.00	108.84	111.16	122.11	132.42	63.80
NASDAQ Banks	100.00	114.45	111.80	125.48	99.46	72.51

Notes:
Corporate Performance Graph with peer group uses peer group only performance (excludes only company).
Peer group indices use beginning of period market capitalization weighting.

* Source: Zack’s Investment Research, Inc.

Item 6. Selected Financial Data

	Year Ended December 31,
	2008(1)	2007(2)	2006(3)	2005	2004(4)
	(Dollars in thousands, except per share information)
Income and expense
Interest income	$206,294	$194,561	$178,941	$151,739	$127,729
Interest expense	102,154	112,127	95,768	64,618	42,638
Net interest income	104,140	82,434	83,173	87,121	85,091
Provision for loan losses	15,567	10,550	4,200	3,401	2,555
Net interest income after provision for loan
losses	88,573	71,884	78,973	83,720	82,536
Noninterest income	46,217	43,338	45,348	29,990	28,158
Noninterest expense	104,622	81,355	70,830	62,479	59,561
Income before income tax expense	30,168	33,867	53,491	51,231	51,133
Income tax expense	5,075	7,272	14,076	12,403	12,566
Net income	$25,093	$26,595	$39,415	$38,828	$38,567
Per share information(5)
Basic earnings	$0.78	$0.91	$1.36	$1.34	$1.35
Diluted earnings	0.78	0.90	1.34	1.32	1.31
Cash dividends paid	0.80	0.80	0.75	0.72	0.65
Book value (at year-end)	11.05	10.83	10.18	9.48	9.34
Basic average common shares outstanding	32,201,150	29,218,671	28,946,847	28,891,412	28,505,392
Diluted average common shares
outstanding	32,364,137	29,459,898	29,353,128	29,490,216	29,465,613
Average balance sheet
Loans	$2,585,101	$2,123,170	$2,014,420	$1,900,023	$1,625,419
Investments	1,037,112	944,464	925,635	903,063	941,910
Other interest-earning assets	48,474	72,087	79,670	51,740	41,064
Total assets	3,997,972	3,371,304	3,229,224	3,039,186	2,773,405
Deposits	3,004,070	2,557,546	2,469,514	2,259,831	2,094,998
Borrowed funds	586,088	471,296	434,938	456,599	372,141
Shareholders’ equity	336,654	298,393	281,847	272,974	251,963
Balance sheet at year-end
Loans	$3,685,244	$2,460,823	$2,047,355	$1,985,493	$1,845,802
Investments	1,231,661	982,915	911,889	901,208	943,563
Other interest-earning assets	27,221	135,473	62,975	37,455	56,291
Total assets	5,490,509	3,903,001	3,249,828	3,117,359	3,024,515
Deposits	3,938,432	2,985,058	2,516,855	2,365,457	2,212,563
Borrowed funds	990,498	508,285	389,495	439,168	488,182
Shareholders’ equity	474,707	339,310	294,751	273,232	270,532
Performance ratios
Return on average assets	0.63%	0.79%	1.22%	1.28%	1.39%
Return on average equity	7.45	8.91	13.98	14.22	15.31
Average equity to average assets	8.42	8.85	8.73	8.98	9.08
Dividend payout ratio	100.06	88.82	55.26	53.41	48.16
Net interest margin	3.04	2.82	2.95	3.27	3.55
____________________

(1)	The results of operations include the acquisition of the Willow Financial effective December 5, 2008.

(2)	The results of operations include the acquisition of the East Penn Financial effective November 16, 2007 and the sale lease-back of bank properties during the fourth quarter of 2007.

(3)	The results of operations include the acquisition of the Cornerstone Companies effective January 1, 2006 and the sale of the Bank’s Honesdale branch effective November 10, 2006.

(4)	The results of operations include the acquisition of Millennium Bank effective April 30, 2004.

(5)	Adjusted for a five percent stock dividend effective September 15, 2006, September 15, 2005 and September 15, 2004.

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

     Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed its annual review of goodwill and other identifiable intangibles at June 30, 2008 and determined there was no impairment of goodwill or other identifiable intangibles. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

     Unrealized Gains and Losses on Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings. Adverse changes in credit ratings would affect the estimated cash flows of the underlying collateral or issuer. The Bank recognized an other-than-temporary impairment charge of $1.9 million during the fourth quarter of 2008 as a result of deterioration in the individual credits of a collateralized debt obligation investment in a pool of trust preferred securities. The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of December 31, 2008 because the unrealized losses are primarily related to changes in interest rates and current market conditions, however, we do not see any negative effect on the expected cash flows of the underlying collateral or issuer. The unrealized losses are affecting all portfolio sectors with collateralized mortgage obligation securities and preferred securities having the largest reductions.

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

Financial Overview

     For the year ended December 31, 2008, the Corporation’s diluted earnings per share were $0.78 compared to $0.90 for 2007. Net income in 2008 was $25.1 million compared to $26.6 million in 2007. The year-to-date financial results include the impact on operations from the acquisition of the Willow Financial Corporation effective December 5, 2008 and the related issuance of 11,515,366 shares of the Corporation common stock. In addition, the Corporation’s 2008 year-to-date results include a full year of income and expense resulting from the acquisition of East Penn Financial and its subsidiary, East Penn Bank, effective November 16, 2007. The following is an overview of the key financial highlights for 2008:

     Consolidated total assets were $5.5 billion at December 31, 2008, an increase of 40.7% or $1.6 billion over $3.9 billion in total assets reported at December 31, 2007. Effective December 5, 2008, the Corporation completed its acquisition of Willow Financial. At the acquisition date, Willow Financial had approximately $1.6 billion in assets, $1.1 billion in gross loans and $946.7 million in deposits.

     The return on average shareholders’ equity was 7.45% in 2008 compared to 8.91% in 2007. The return on average assets was 0.63% in 2008 compared to 0.79% in 2007. The decrease in these ratios during 2008 was primarily the result of increases in average assets and average equity coupled with lower net income.

     Loans increased $1.2 billion and deposits increased $953.4 million. Adjusted for the Willow Financial acquisition, organic loan growth was approximately $125.7 million or 5.1% and deposit growth was approximately $6.7 million or 0.2%.

     Net interest income on a tax-equivalent basis increased $23.2 million, or 26.2%, for the year ending December 31, 2008, over the prior year. The net interest margin for 2008 increased to 3.04% compared to 2.82% for 2007. The net interest margin increased as a 56 basis point decrease in the yield on average earning assets of $3.7 billion was offset by a 98 basis point decrease in the cost of interest bearing liabilities of $3.2 billion.

     Nonperforming assets increased $56.6 million to $78.5 million at December 31, 2008 from $22.0 million at December 31, 2007. Nonperforming assets as a percentage of total assets increased to 1.43% at December 31, 2008 from 0.56% at December 31, 2007. The provision for loan losses increased $5.0 million mostly as a result of decreased quality of the loan portfolio which caused an increase in the amount of the required reserve. Net charge-offs decreased $1.8 million for 2008 compared to 2007 principally due to prior year charge-offs for real estate construction loans for one borrower combined with an increase in recoveries both related to commercial and industrial loans and real estate loans.

     Noninterest income increased $2.9 million or 6.6% during 2008. Increases in service charges of $3.8 million and gains on investment securities of $1.5 million were partially offset by a fourth quarter 2008 other than temporary impairment of available for sale securities of $1.9 million and a 2007 one-time gain of a sale-leaseback of bank properties transaction of $2.8 million. Other income increased $2.0 million during 2008 driven by increases in ATM and point of sale fee income of $835,000, fees on derivative instruments of $627,000 and a $405,000 death benefit earned on bank owned life insurance.

     Noninterest expense increased $23.3 million or 28.6% in 2008 as compared to 2007. This increase is due primarily to increases of $7.3 million in salaries and benefits, $3.1 million in occupancy, $3.0 million in merger charges, $3.0 million in intangibles expense, $1.8 million in FDIC insurance and increases in consulting and legal fees. The increases in salaries and occupancy are mainly the result of a full year of expenses for East Penn Financial which was acquired in November 2007 as well as one month of expenses for Willow Financial. Intangibles expense in 2008 includes $1.4 million in valuation adjustments of mortgage servicing rights with the remaining increase relating to the acquisitions noted above. FDIC insurance expense increased as the Corporation had applied a one-time assessment credit in 2007 which offset most of the expense for the year.

Acquisitions/Dispositions

     Effective after the market close on December 5, 2008, the Corporation completed its acquisition of Willow Financial. Under the terms of the merger agreement, dated as of May 20, 2008, Willow Financial was acquired by the Corporation and Willow Financial’s wholly-owned subsidiary, Willow Financial Bank, a $1.6 billion savings bank with 29 branch offices in Southeastern Pennsylvania, was merged with and into the Bank. The merger of the Corporation and Willow Financial resulted in a combined company with approximately $5.5 billion in assets and delivers a significant market share in Chester County, one of the fastest-growing counties in Pennsylvania, increases the Corporation’s market presence in Bucks and Montgomery counties, and establishes a new market presence in Philadelphia County. The combined company establishes a stronger presence in eastern Pennsylvania, including becoming the third largest financial institution headquartered in suburban Philadelphia. Willow Financial has complementary lines of business, a solid reputation with customers in growing markets, and a branch network that augments the Bank’s traditional footprint. In conjunction with this transaction, the Corporation also acquired BeneServ, Inc., a respected provider of employee benefits services and Carnegie Wealth Advisors, LLC (Carnegie). Carnegie was subsequently sold in December 2008. The Willow Financial merger is expected to be accretive to the Corporation’s earnings for the fiscal year of 2009.

     The Corporation acquired 100% of the outstanding shares of Willow Financial. The transaction was accounted for in accordance with SFAS No. 141, “Business Combinations.” Based on the terms of the merger agreement, Willow Financial shareholders received 0.73 shares of the Corporation’s common stock for each share of Willow Financial common stock they held with cash paid in lieu of fractional shares. The purchase price was $13.79 per common share and was based upon the average of the closing prices for the Corporation’s common stock on the agreement date and for two days before and two days after the agreement date and the agreement date. The Corporation issued 11,515,366 shares of common stock, incurred $2.4 million in acquisition costs which were capitalized and converted stock options with a fair value of $2.0 million for a total purchase price of $163.2 million at the closing on December 5, 2008. Willow Financial’s results of operations are included in the Corporation’s results from the date of acquisition, December 5, 2008.

     Effective November 16, 2007, the Corporation completed its acquisition of East Penn Financial and its subsidiary, East Penn Bank. At the acquisition date, East Penn Financial had approximately $451.1 million in assets with nine banking offices located in Lehigh, Northampton and Berks Counties. The acquisition expanded the branch network of the Corporation in the Lehigh Valley and its opportunity to provide East Penn customers with a broader mix of products and services. As part of the merger agreement, East Penn Bank continues to operate under the East Penn name and logo, and has become a division of the Bank. Nine of the Bank’s existing branches were transferred to the East Penn division including those in Lehigh, Carbon, Monroe, and Northampton Counties. The Corporation acquired 100% of the outstanding shares of East Penn Financial for a total purchase price of $91.3 million. The transaction was accounted for in accordance with SFAS No. 141, “Business Combinations.” East Penn Financial shareholders received 2,432,771 shares of the Corporation’s common stock and $49.9 million for all outstanding common shares. East Penn Financial option holders received $792,000 and options to acquire 25,480 shares of the Corporation’s common stock in exchange for all outstanding options. East Penn Financial’s results of operations are included in the Corporation’s results from the date of acquisition, November 16, 2007.

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

     Effective January 1, 2006, the Bank completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm serves clients throughout Pennsylvania and other mid-Atlantic states. The transaction was accounted for using the purchase method of accounting. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2006 through 2008, the minimum operating results were met resulting in earn-out payments totaling $3.6 million which was recorded as additional goodwill. At December 31, 2008, the remaining maximum payout is $3.4 million through 2010. The Cornerstone Companies results of operations are included in the Corporation’s results from the effective date of the acquisition, January 1, 2006.

     On December 27, 2007, the Bank settled and closed an agreement to sell fifteen properties to affiliates of American Realty Capital, LLC (“ARC”) in a sale-leaseback transaction. The properties are located throughout Berks, Bucks, Lehigh, Montgomery, Northampton, and Carbon counties. Under the leases, the Bank continues to utilize the properties in the normal course of business. Lease payments on each property are institution-quality, triple net leases with an initial annual aggregate base rent of $3.0 million with annual rent escalations equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.0 percent commencing in the second year of the lease term. As tenant, the Bank is fully responsible for all costs associated with the operation, repair and maintenance of the properties during the lease terms and is recorded as occupancy expense. The agreement provides that each lease will have a term of 15 years, commencing on the closing date for the Agreement. The agreement also contains options to renew for periods aggregating up to 45 years. Under certain circumstances these renewal options are subject to revocation by the lessor. The Bank received net proceeds of $38.2 million and recorded a gain on sale from the transaction of $2.3 million (pre-tax) representing a portion of the total gain of $18.9 million. The remaining gain was deferred and is being amortized through a reduction of occupancy expense over the 15-year term of the leases an annual amount of $1.1 million. The Corporation also completed a separate sale-leaseback of office in October 2007 receiving net proceeds of $1.5 million with a recognized pre-tax gain of $473,000. The deferred gain of $552,000 is being amortized over the 10-year term of the lease. This strategic initiative was undertaken to help the Corporation translate a large non-earning asset into an earning asset in the form of loans, to help bolster earnings and increase liquidity.

     For a five-year summary of financial information, see Item 6, “Selected Financial Data,” which is incorporated herein by reference.

     For quarterly information for 2008 and 2007, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fourth Quarter 2008 Results,” and Table 17, “Selected Quarterly Financial Data,” which are incorporated herein by reference.

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

     Investment securities and other investments increased 25.3% to $1.2 billion at December 31, 2008 from $982.9 million at December 31, 2007. The investment securities available for sale increased $231.6 million and the investment securities held to maturity decreased $6.9 million. The majority of the increase in available for sale securities is due to the securities acquired from Willow Financial of $238.3 million on December 5, 2008. The securities acquired from Willow Financial include $165.7 million in securities available for sale and $72.6 million in securities held to maturity. Upon acquisition, the Corporation recorded the securities held to maturity purchased from Willow as available for sale. During 2008, $208.5 million of securities available for sale were sold which generated a pre-tax gain of $2.6 million. The securities sold consisted primarily of bullet and callable agency, tax-exempt municipal and mortgage-backed securities. The increase in available for sale securities at December 31, 2007 compared to December 31, 2006 of $72.6 million was mainly due to the securities acquired from East Penn Financial of $66.2 million at November 16, 2007. During 2007, securities available for sale totaling $186.2 million were sold which generated a pretax gain of $1.2 million.

     The following table shows the carrying value of the Corporation’s investment securities available for sale and held to maturity:

     Table 1—Investment Portfolio

	December 31,
(Dollars in thousands)	2008	2007	2006
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$93,894	$98,734	$119,956
Obligations of states and political subdivisions	286,875	228,436	201,643
Mortgage-backed securities	705,483	515,989	476,107
Other securities	55,696	67,208	37,960
Total investment securities available for sale	$1,141,948	$910,367	$835,666
Investment securities held to maturity:
Obligations of U.S. government agencies and corporations	$3,880	$3,868	$3,856
Obligations of states and political subdivisions	46,554	53,479	55,023
Total investment securities held to maturity	$50,434	$57,347	$58,879

     The maturity analysis of investment securities including the weighted average yield for each category as of December 31, 2008 is as follows. Actual maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 2—Maturity and Tax-Equivalent Yield Analysis of Investment Securities

	December 31, 2008
		Due after	Due after
	Due in 1 year	1 year through	5 years through	Due after
	or less	5 years	10 years	10 years	Total
	(Dollars in thousands)
Investment securities available for sale:
Obligations of U.S. government agencies
and corporations:
Fair value	$—	$58,094	$21,135	$14,665	$93,894
Weighted average yield	—%	3.13%	5.18%	5.39%	3.95%
Obligations of states and political
subdivisions:
Fair value	—	2,886	70,782	213,207	286,875
Weighted average yield(1)	—%	8.75%	5.97%	6.62%	6.48%
Mortgage-backed securities:
Fair value	—	17,177	94,789	593,517	705,483
Weighted average yield	—%	4.62%	4.82%	5.37%	5.28%
Other debt securities:
Fair value	1,507	10,599	6,008	15,917	34,031
Weighted average yield	4.73%	3.53%	2.68%	5.57%	4.39%
Equity securities:
Fair value	—	—	—	—	21,665
Weighted average yield	—%	—%	—%	—%	3.77%
Total investment securities available for
sale:
Fair value	$1,507	$88,756	$192,714	$837,306	$1,141,948
Weighted average yield	4.73%	3.65%	5.14%	5.69%	5.45%
Investment securities held to maturity:
Obligations of U.S. government agencies
and corporations:
Amortized cost	$—	$—	$3,880	$—	$3,880
Weighted average yield	—%	—%	5.41%	—%	5.41%
Obligations of states and political
subdivisions:
Amortized Cost	—	—	13,308	33,246	46,554
Weighted average yield(1)	—%	—%	6.18%	6.68%	6.54%
Total investment securities held to
maturity:
Amortized Cost	$—	$—	$17,188	$33,246	$50,434
Weighted average yield	—%	—%	6.01%	6.68%	6.45%
____________________

(1)	Weighted average yield on nontaxable investment securities is shown on a tax equivalent basis (tax rate of 35%).

Loans

     Loans increased $1.2 billion in 2008. The acquisition of Willow Financial accounted for $1.1 billion of the increase as of December 5, 2008. Organic growth was approximately $125.7 million, or 5.1%. Loans increased $413.5 million in 2007 primarily attributed to the acquisition of East Penn Financial resulting in $337.7 million in additional loans with organic growth of approximately $81.9 million, or 4.0%.

     The following table shows the composition of the Bank’s loans, net of deferred costs:

     Table 3—Composition of Loan Portfolio

	December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans
	(Dollars in thousands)
Real estate	$1,603,406	43%	$959,064	39%	$845,880	41%	$791,358	40%	$693,468	37%
Commercial
and industrial	980,656	27%	730,144	30%	507,899	25%	479,238	24%	473,514	26%
Consumer	1,100,424	30%	769,051	31%	685,988	34%	697,373	35%	645,718	35%
Lease
financing	758	—%	2,564	—%	7,588	—%	17,524	1%	33,102	2%
Total	$3,685,244	100%	$2,460,823	100%	$2,047,355	100%	$1,985,493	100%	$1,845,802	100%

     At the acquisition date, Willow Financial included $664.1 million in real estate loans, $116.6 million in commercial loans, and $317.5 million in consumer loans. The remaining growth in commercial loans was mainly due to the emphasis on owner-operated businesses. The reduction in lease financing was due to run-off of the existing portfolio. One of the Bank’s strategic objectives is to increase its loan to deposit ratio by growing its loan portfolio at a faster pace than its deposits.

     The following table details outstanding loans by type as of December 31, 2008, in terms of contractual maturity date:

     Table 4—Selected Loan Maturity Data

	December 31, 2008
		Due after
	Due in	1 year	Due after
	1 year or less	through 5 years	5 years	Total
	(Dollars in thousands)
Real estate	$252,911	$611,744	$738,751	$1,603,406
Commercial and industrial	352,189	389,500	238,967	980,656
Consumer	184,076	441,569	474,779	1,100,424
Lease financing	355	403	—	758
Total	$789,531	$1,443,216	$1,452,497	$3,658,244
Loans with variable or floating interest
rates	$269,093	$805,257	$767,710	$1,842,060
Loans with fixed predetermined interest rates	520,438	637,959	684,787	1,843,184
Total	$789,531	$1,443,216	$1,452,497	$3,685,244

     The Bank had no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2008 and 2007. The Bank actively monitors the risk of loan concentration. The Bank had no foreign loans, and the impact of nonaccrual and delinquent loans on total interest income continues to be immaterial.

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

     Nonperforming assets (including nonaccrual loans, loans 90 days or more past due and net assets in foreclosure) were 1.43% of total assets at December 31, 2008, compared to 0.56% at December 31, 2007 and 0.54% at December 31, 2006. The ratio of nonperforming loans to total net loans was 2.12% at December 31, 2008, compared to 0.90% at December 31, 2007 and 0.87% at December 31, 2006.

     Nonaccruing loans increased $54.0 million to $75.1 million at December 31, 2008, as compared to $21.1 million at December 31, 2007. The higher level of nonaccruing loans was mainly due to an increase in the nonaccrual status of commercial and residential construction, commercial and industrial, residential first mortgage and commercial mortgage loans during 2008. In addition, the December 5, 2008 acquisition of Willow Financial Bank contributed $12.5 million in non-accrual loans. The borrowers associated with these nonaccrual loans are generally unrelated and are primarily located in the Bank’s market area and in most cases, for the residential real estate, the collateral is local land that has been subdivided for residential development in the growing counties of the Philadelphia suburbs and the Lehigh Valley. The Bank’s management understands these markets and is confident that it can manage the collateral, if necessary. In response to the situation, the Bank increased its allowance for loan losses to approximately 1.25% of outstanding loans at June 30, 2008, and to 1.36% at December 31, 2008. The Bank continues to evaluate appraisals, financial reviews and inspections. All mortgage loans within the Bank’s portfolio were booked with traditional bank customers through the branch network. The Bank has virtually no exposure to subprime borrowers – a benefit of the historically careful approach to residential mortgage lending. The Bank continues to take a conservative approach to its lending and loan review practices. With the expectation of continued economic pressures, management continues to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

     Nonaccruing loans increased $5.9 million to $21.1 million at December 31, 2007, as compared to December 31, 2006. The increase in nonaccruing loans was principally due to an increase in non-accrual commercial construction, home equity revolving and installment loans during 2007 offset by a decrease in non-accrual commercial mortgages.

      The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2008, interest accrued on nonaccruing loans and not recognized as interest income was $1.9 million and interest paid on nonaccruing loans of $299,000 was recognized as interest income. During 2007, interest accrued on nonaccruing loans and not recognized as interest income was $982,000 and interest paid on nonaccruing loans of $331,000 was recognized as interest income. During 2006, interest accrued on nonaccruing loans and not recognized as interest income was $788,000 and interest paid on nonaccruing loans of $191,000 was recognized as interest income.

     Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. As of December 31, 2008, loans past due 90 days or more and still accruing interest were $1.8 million, compared to $857,000 at December 31, 2007 and $2.4 million at December 31, 2006. The higher level of loans past due 90 days or more at December 31, 2008 from December 31, 2007 was primarily driven by home equity revolving lines and residential first mortgage loans. The lower level of loans past due 90 days or more at December 31, 2007 from December 31, 2006 was primarily in the commercial loans, commercial mortgages, home equity revolving lines and home equity installment loans.

     Net assets in foreclosure at December 31, 2008 were $1.6 million compared to $28,000 at December 31, 2007 and $0 at December 31, 2006. During 2008, transfers from loans to assets in foreclosure were $2.4 million, additions from Willow Financial were $426,000, disposals of foreclosed properties were $1.3 million, and no charge-offs were recorded. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of the asset or fair value at date of acquisition) or estimated fair value.

     The following table presents information concerning nonperforming assets. Nonperforming assets include loans that are in nonaccrual status or 90 days or more past due and loans that are in the process of foreclosure.

     Table 5—Nonperforming Assets

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$75,060	$21,091	$15,201	$7,493	$4,705
Loans 90 days or more past due	1,849	857	2,444	846	981
Total nonperforming loans	76,909	21,948	17,645	8,339	5,686
Net assets in foreclosure	1,626	28	—	29	370
Total nonperforming assets	$78,535	$21,976	$17,645	$8,368	$6,056
Allowance for loan losses to nonperforming
loans	65.00%	124.5%	119.9%	238.2%	324.6%
Nonperforming loans to total loans	2.12%	0.90%	0.87%	0.42%	0.31%
Allowance for loan losses to total loans	1.36%	1.11%	1.03%	1.00%	1.00%
Nonperforming assets to total assets	1.43%	0.56%	0.54%	0.27%	0.20%

     Local real estate, most with acceptable loan to value ratios, secures many of the nonperforming loans.

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

     The Corporation performs periodic evaluations of the allowance for loan losses that include both historical, internal and external factors. The actual allocation of reserve is a function of the application of these factors to arrive at a reserve for each portfolio type and an additional component of the reserve allocated against the portfolio as a whole. Management assigns historical factors and environmental factors to homogeneous groups of loans that are grouped by loan type and credit rating. Changes in concentrations and quality are captured in the analytical metrics used in the calculation of the reserve. The components of the allowance for credit losses consist of both historical losses and estimates. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Corporation’s allowance for loan losses components includes the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes and results of the loan review process. The Corporation’s historical loss component is a significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component as well as external factors impacting the portfolio taken as a whole.

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

     The historical loss components of the allowance for commercial and industrial loans and commercial real estate loans (collectively “commercial loans”) are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectability of loans. All commercial loans with an outstanding balance over $500,000 are subject to review on an annual basis. A sample of commercial loans with a “pass” rating are individually reviewed annually. Commercial loans that management determines to be potential problem loans are individually reviewed at a minimum annually. The review is performed by a third party, and is designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. Consumer credit and residential real estate reviews are limited to those loans reflecting delinquent payment status or performed on loans otherwise deemed to be at risk of nonpayment. Homogeneous loan pools, including consumer and 1-4 family residential mortgages are not subject to individual review but are evaluated utilizing risk factors such as concentration of one borrower group. The historical loss component of the allowance for these loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by altering the risk window, to reflect current events and conditions.

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

     The historic loss model includes two judgmental components (product level and portfolio level environmental factors) that reflect management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. The judgmental components are allocated to the specific segments of the portfolio based on the historic loss component of each segment under review.

     Portfolio level environmental factors included in management’s calculation entail the measurement of a wider array of both internal and external criteria impacting the portfolio as a whole. The portfolio level environmental factors are based upon management’s review of trends in the Corporation’s primary market area as well as regional and national economic trends. Management utilizes various economic factors that could impact borrowers’ future ability to make loan payments such as changes in the interest rate environment, product supply shortages and negative industry specific events. Management utilizes relevant articles from newspapers and other publications that describe the economic events affecting specific geographic areas and other published economic reports and data. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit risk management staff to assess the direction of credit risk and its instant effect on losses. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the entire portfolio based upon management’s evaluation of the factors under review.

     The provision for loan losses increased $5.0 million during 2008 compared to 2007 mostly as a result of a decrease in the quality of the loan portfolio which caused an increase in the amount of the required reserve. Net loans charged-off decreased $1.8 million for 2008 compared to 2007 principally due to prior year charge-offs for real estate construction loans for one borrower combined with an increase in recoveries both related to commercial and industrial loans and real estate loans. The profile of the Bank’s customer base has remained relatively constant and management believes that the current deterioration in credit quality has been caused by the economic pressures being felt by borrowers. The Bank has experienced depressed economic cycles in the past. As the current trough deepens management continues to allocate dedicated resources to continue to manage at-risk credits. The Bank has experienced a similar decline in the past and expects that we could experience a similar decline in future economic cycles. The provision for loan losses increased $6.4 million in 2007 compared to 2006 primarily as a result of a decrease in the quality of the loan portfolio which caused an increase in the amount of the required reserve. Net loans charged-off increased $4.7 million during 2007 compared to 2006 principally from charge-offs related to real estate construction loans for one borrower and four unrelated commercial and industrial loans.

     The allowance for loan losses increased $22.6 million, or 82.8%, to $50.0 million at December 31, 2008 from $27.3 million at December 31, 2007. The increase in the allowance was primarily due to the addition of the Willow Financial loan loss reserve of $12.9 million in December 2008, and the need to adjust for impacts on the portfolio in light of the current credit environment. Nonperforming loans have increased by $55.0 million as a result of these factors from December 31, 2008 compared to December 31, 2007. The allowance for loan losses increased $6.2 million, or 29.2%, to $27.3 million at December 31, 2007 from December 31, 2006. The increase in the allowance was mainly due to the addition of the East Penn Financial loan loss reserve in November 2007 as well as the inherent risk related to loan growth and the increase in nonperforming loans of $4.3 million.

     A summary of the activity in the allowance for loan losses is as follows:

     Table 6—Allowance for Loan Losses

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Average loans	$2,585,101	$2,123,170	$2,014,420	$1,900,023	$1,625,419
Allowance, beginning of
year	$27,328	$21,154	$19,865	$18,455	$16,753
Loans charged off:
Real estate	3,770	4,847	1,047	383	208
Commercial and industrial	1,079	1,551	1,141	353	522
Consumer	1,964	1,693	1,481	2,123	1,921
Lease financing	16	51	42	188	883
Total loans charged off	6,829	8,142	3,711	3,047	3,534
Recoveries:
Real estate	389	72	138	326	307
Commercial and industrial	240	142	55	66	58
Consumer	329	283	519	586	496
Lease financing	6	19	88	78	143
Total recoveries	964	516	800	1,056	1,004
Net loans charged off	5,865	7,626	2,911	1,991	2,530
Reserve from acquisitions	12,925	3,250	—	—	1,677
Provision for loan losses	15,567	10,550	4,200	3,401	2,555
Allowance, end of year	$49,955	$27,328	$21,154	$19,865	$18,455
Ratio of net charge offs to average
loans outstanding	0.23%	0.36%	0.14%	0.10%	0.16%

     Management has improved upon its estimation methods and assumptions through its inclusion of portfolio level environmental factors as previously discussed within the previous Allowance for Loan Losses section. These adjustments provide for greater clarity and transparency of macro and micro economic impacts as well as internal credit and operational impacts on the portfolio. The impact of the recession continues to be felt as the Bank’s commercial real estate portfolio’s increase in allowance shows. It is expected that the negative trends in the real estate industry will continue to affect credit quality throughout at least the first half of 2009, if not for the entire year. The growth in the loan portfolio and the change in the mix will result in an adjustment to the amount of the allowance allocated to each category based the current market environment and recent historical loss trends among other factors.

     The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

     Table 7—Allocation of the Allowance for Loan Losses by Loan Type

	December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance
	(Dollars in thousands)
Real estate	$22,051	44%	$10,491	38%	$7,918	38%	$6,422	32%	$4,923	27%
Commercial and
industrial	20,898	42%	12,340	45%	9,119	43%	8,534	43%	7,456	40%
Consumer	6,996	14%	4,485	17%	4,041	19%	4,596	23%	5,515	30%
Lease financing	10	—%	12	—%	76	—%	313	2%	561	3%
Total	$49,955	100%	$27,328	100%	$21,154	100%	$19,865	100%	$18,455	100%

     The factors affecting the allocation of the allowance during 2008 were changes in credit quality resulting from increases in criticized real estate construction loans and increases in loan volume from the Willow Financial acquisition. The allocation of the allowance for real estate loans at December 31, 2008 increased $11.6 million as compared to December 31, 2007 principally due to an increase in criticized real estate construction loans including loans to two borrowing relationships totaling $34.9 million. Both relationships are syndicated credits for local borrowers that have been negatively affected by the decline in area home sales. The allocation of the allowance for commercial and industrial loans at December 31, 2008 increased $8.6 million from December 31, 2007 mostly due to an increase in commercial loan volume from the Willow Financial acquisition. In addition, the allocation of the allowance for consumer loans at December 31, 2008 increased $2.5 million primarily due to the increased level of consumer loans related to the Willow Financial acquisition.

Investment in Bank

     The Corporation acquired an investment in Berkshire Bancorp, the holding company of Berkshire Bank, through the East Penn Financial acquisition. As of December 31, 2008, the total investment in Berkshire Bancorp, Inc. was $2.6 million represented by 679,728 shares, resulting in a 17.54% ownership in consideration of the combined ownership of the Corporation, its directors and officers. The Corporation is considered to be a passive investor under a Crown X Agreement which imposes certain restrictions on the Corporation. The Corporation is entitled to purchase additional shares of common stock from Berkshire Bank up to 24.9% of the outstanding shares of common stock at any time up to July 3, 2013 at an exercise price of $4.10, which is adjusted for stock splits. The investment is included in other assets at its cost basis.

Deposits and Borrowings

     Deposits and borrowings are the primary funding sources of the Corporation. Core deposits increased 31.8%, or $567.1 million, to $2.3 billion at December 31, 2008, up from $1.8 billion at December 31, 2007. This growth is due to $685.4 million acquired from Willow Financial and an organic decrease of approximately $118.3 million. Total deposits increased $953.4 million, or 31.9% for the same period, which was primarily attributable to deposits associated with the acquisition of Willow Financial of $946.7 million. The Corporation continued its emphasis on government banking to provide additional funding sources through relationships with municipalities and school districts resulting in both interest-bearing checking accounts and large time deposits. Core deposits increased 7.1%, or $118.1 million at December 31, 2007 compared to December 31, 2006 due to $185.2 million acquired from East Penn Financial at November 16, 2007 and an organic decrease of approximately $67.2 million. Total deposits increased $468.2 million, or 18.6% during 2007 primarily from deposits associated with the acquisition of East Penn Financial of $382.7 million at acquisition date and growth in time deposits.

Deposit Structure

     The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

     Table 8—Average Deposits

	December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand—noninterest-bearing	$345,717	—%	$312,011	—%	$333,406	—%
Demand—interest-bearing	431,138	1.55%	517,520	3.52%	450,256	3.24%
Money market and savings	978,803	1.89%	864,062	3.45%	836,940	2.91%
Time deposits	1,248,412	4.31%	863,953	4.78%	848,912	4.29%
Total interest-bearing deposits	$2,658,353	2.97%	$2,245,535	3.98%	$2,136,108	3.53%
Total deposits	$3,004,070		$2,557,546		$2,469,514

     The maturity distribution of certificates of deposit of $100,000 and over as of December 31, 2008 is as follows:

     Table 9—Maturity Distribution of Certificates of Deposit $100,000 and Over

(Dollars
in thousands)
Three months or less	$191,955
Over three months to six months	105,772
Over six months to twelve months	192,461
Over twelve months	136,028
Total	$626,216

Borrowings

     Borrowings increased $482.2 million to $990.5 million at December 31, 2008 from $508.3 million at December 31, 2007. The Corporation increased long term debt with the Federal Home Loan Bank by $305.9 million due to $362.6 million in advances from the Willow Financial acquisition offset by paydowns during 2008. Long-term securities sold under agreement to repurchase increased by $132.0 million due to $82.0 million assumed in the Willow Financial acquisition and $50.0 million in new borrowings during 2008. Subordinated debt increased $10.8 million at December 31, 2008 as compared to December 31, 2007 due to the acquisition of $10.7 million of subordinated debt from Willow Financial. Fed funds purchased and short-term securities sold under repurchase agreements increased by $34.6 million primarily due to the Willow Financial acquisition.

     Borrowings increased $118.8 million to $508.3 million at December 31, 2007 from $389.5 million at December 31, 2006. The Corporation decreased long term debt with the Federal Home Loan Bank by $23.0 million while increasing long-term securities sold under agreement to repurchase by $105.0 million. Subordinated debt increased from the private placement of $22.5 million in aggregate principal amount of fixed/floating rate preferred securities through a newly formed Delaware Trust affiliate HNC Statutory Trust IV and the acquisition of $8.2 million of subordinated debt from East Penn Financial on November 16, 2007.

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

     Table 10—Securities Sold under Agreements to Repurchase

	At or for the year ended December 31,
Securities sold under agreements to repurchase(1):	2008	2007	2006
	(Dollars in thousands)
Balance at year-end	$103,813	$101,493	$96,840
Weighted average rate at year-end	0.42%	3.60%	4.61%
Maximum month-end balance	$97,526	$105,205	$100,944
Average balance during the year	$109,092	$121,392	$128,185
Weighted average rate during the year	1.55%	4.46%	4.37%
____________________

(1)	Excludes long-term securities sold under agreements to repurchase with private entities of $237.0 million and $105.0 million at December 31, 2008 and 2007, respectively.

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

Adoption of Fair Value Measurements Accounting Standard

     Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements”. The adoption of SFAS 157 resulted in expanded disclosures as indicated in Note 1 and Note 21 of the Consolidated Financial Statements.

Net Interest Income

     Net interest income is the most significant component of the Corporation’s income from operations. Net interest income is the difference between interest earned on total interest-earning assets (primarily loans and investment securities), on a fully taxable equivalent basis, where appropriate, and interest paid on total interest-bearing liabilities (primarily deposits and borrowed funds). Fully taxable equivalent basis represents income on total interest-earning assets that is either tax-exempt or taxed at a reduced rate, adjusted to give effect to the prevailing incremental federal tax rate, and adjusted for nondeductible carrying costs and state income taxes, where applicable. Yield calculations, where appropriate, include these adjustments. Net interest income depends on the volume and interest rate earned on interest-earning assets and the volume and interest rate paid on interest-bearing liabilities.

     The rate volume analysis in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the last three years by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

     Table 11—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	2008 compared to 2007			2007 compared to 2006
	Net	Due to Change in		Net	Due to Change in
	Change	Volume	Rate	Change	Volume	Rate
	(Dollars in thousands)
Increase (decrease) in interest income:
Investment securities(1)	$6,653	$5,027	$1,626	$4,935	$953	$3,982
Federal funds sold, securities purchased under
agreements to resell and deposits in banks	(2,479)	(931)	(1,548)	(477)	(376)	(101)
Loans(1)(2)	9,047	29,406	(20,359)	11,203	7,349	3,854
Total	13,221	33,502	(20,281)	15,661	7,926	7,735
Increase (decrease) in interest expense:
Savings and money market deposits	(22,840)	965	(23,805)	9,074	2,992	6,082
Time deposits	12,462	16,859	(4,397)	4,849	651	4,198
Borrowed funds	405	4,985	(4,580)	2,436	1,730	706
Total	(9,973)	22,809	(32,782)	16,359	5,373	10,986
Net increase (decrease) in net interest income	$23,194	$10,693	$12,501	$(698)	$2,553	$(3,251)
____________________

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis using a tax rate of 35%, net.

(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

     The following table presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields:

     Table 12—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

	Year Ended December 31,
	2008			2007			2006
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Earning Assets:
Investment securities:
Taxable investments	$738,640	$39,195	5.31%	$681,788	$34,803	5.10%	$672,648	$30,296	4.50%
Nontaxable investments(1)	298,472	18,110	6.07	262,676	15,849	6.03	252,987	15,421	6.10
Total investment securities	1,037,112	57,305	5.53	944,464	50,652	5.36	925,635	45,717	4.94
Federal funds sold, securities purchased
under agreements to resell and deposits
in banks	48,474	1,097	2.26	72,087	3,576	4.96	79,670	4,053	5.09
Loans(1)(2)	2,585,101	155,447	6.01	2,123,170	146,400	6.90	2,014,420	135,197	6.71
Total earning assets	3,670,687	213,849	5.83	3,139,721	200,628	6.39	3,019,725	184,967	6.13
Noninterest-earning assets	327,285			231,583			209,499
Total assets	$3,997,972			$3,371,304			$3,229,224
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,409,941	25,140	1.78%	$1,381,582	47,980	3.47%	$1,287,196	38,906	3.02%
Time	1,248,412	53,771	4.31	863,953	41,309	4.78	848,912	36,460	4.29
Total interest-bearing deposits	2,658,353	78,911	2.97	2,245,535	89,289	3.98	2,136,108	75,366	3.53
Borrowed funds	586,088	23,243	3.97	471,296	22,838	4.85	434,938	20,402	4.69
Total interest-bearing liabilities	3,244,441	102,154	3.15	2,716,831	112,127	4.13	2,571,046	95,768	3.72
Noninterest-bearing liabilities:
Demand deposits	345,717			312,011			333,406
Other liabilities	71,160			44,069			42,925
Total noninterest-bearing liabilities	416,877			356,080			376,331
Total liabilities	3,661,318			3,072,911			2,947,377
Shareholders’ equity	336,654			298,393			281,847
Total liabilities and shareholders’ equity	$3,997,972			$3,371,304			$3,229,224
Net interest spread			2.68			2.26			2.41
Effect of noninterest-bearing sources			0.36			0.56			0.54
Net interest income/margin on
earning assets		$111,695	3.04%		$88,501	2.82%		$89,199	2.95%
Less tax equivalent adjustment		7,555			6,067			6,026
Net interest income		$104,140			$82,434			$83,173
____________________

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis, net of deductions (tax rate of 35%).

(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

     The dramatic decline in the credit and liquidity markets and overall economic conditions continued in the fourth quarter of 2008 resulting in the Federal Open Market Committee reducing overnight rates by 175 basis points to effectively 0%. The total reduction in overnight rates for 2008 was 400 basis points. The Federal Reserve and U.S. Treasury Department also initiated a wide array of programs to improve liquidity, stabilize the credit markets and stimulate economic growth. These initiatives are continuing into 2009. The Corporation’s lower cost of funds have resulted from the short-term and mid-term rate reductions throughout 2008 in response to the decline in the various market yield curves and resulting reduction in asset yields.

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

     Net interest income on a tax-equivalent basis increased $23.2 million, or 26.2%, for the year ending December 31, 2008, over the same period in 2007. The net interest margin for 2008 increased to 3.04% compared to 2.82% for 2007. The net interest margin increased as a 56 basis point decrease in the yield on average earning assets of $3.7 billion was offset by a 98 basis point decrease in the cost of interest bearing liabilities of $3.2 billion. Net interest income on a tax equivalent basis in 2007 decreased $698,000, or .8% to $88.5 million, in comparison to 2006. The decrease during 2007 was mostly due to higher deposit costs offset in part by yield increases in loans and investments.

     Interest income increased $13.2 million for 2008 as average loans receivable grew $461.9 million or 21.8% and average investment securities increased $92.6 million or 9.8%. The increases in average balances of loans receivable and investment securities attributed $34.4 million to the increase in interest income in 2008. The rates earned on average loan receivables as well as federal funds sold and deposits in banks decreased 89 basis points and 270 basis points, respectively. These changes in rates decreased interest income $21.9 million during 2008.

      Interest income on a tax-equivalent basis in 2007 increased $15.7 million, or 8.5% to $200.6 million, as compared to 2006. The increase was primarily due to higher average loans of $108.8 million, or 5.4%, and a 19 basis point rise in the average rates earned on loans. The average yield on investments also increased 42 basis points.

     Interest expense decreased $10.0 million for 2008 as average interest-bearing deposits and average borrowed funds increased $412.8 million and $114.8 million, or 18.4% and 24.4%, respectively. The increases in these average balances attributed $22.8 million in an increase to interest expense. Offsetting this was a decrease in the cost of average interest-bearing deposits and borrowed funds of 101 and 88 basis points, respectively. These changes in rates decreased interest expense $32.8 million during 2008.

     Interest expense increased $16.4 million, to $112.1 million during 2007 mostly attributed to higher deposit rates and an increase in average deposits of $109.4 million. The average rate paid on deposits during 2007 of 3.98% was 45 basis points higher compared to 2006.

Net Interest Margin

     The 2008 net interest margin of 3.04% was higher than the net interest margins for 2007 and 2006 of 2.82% and 2.95%, respectively. The increase in the net interest margin during 2008 was mainly attributable to decreases in yields on interest-bearing liabilities which outpaced declines in the yield on loans. In addition, yields on investment securities have increased slightly since the prior year.

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

     During 2008, the Corporation had cash flow hedges with notional amounts totaling $45.0 million which matured. These swaps had the effect of converting rates on money market deposit accounts to a fixed-rate cost of funds. This strategy was undertaken to allow the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, two cash flow hedges with a notional amount of $10.0 million that had the effect of converting variable debt to a fixed rate matured during 2008. For both of these types of swaps, the Corporation recognized net interest expense of $192,000 for the year ended December 31, 2008 and net interest income of $287,000 and $442,000 for the years ended December 31, 2007, and 2006, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” For the year ended December 31, 2006, the Corporation amortized $151,000 into net interest income related to this swap.

     Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At December 31, 2008, the Corporation had a fair value hedge in the form of an interest rate swap with a notional amount of $1.9 million which matures in 2017. In addition, four fair value hedges with notional amounts totaling $7.5 million were acquired from Willow Financial with maturity dates ranging from 2013 to 2016. These swaps do not qualify for hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statements of income. As such, based on the decrease in the market value of these interest rate swaps, the Corporation recognized a loss of $183,000 in other expense in the consolidated statements of income in 2008. During 2008, the Corporation terminated a fair value hedge in the form of an interest rate swap with a notional amount of $2.0 million. For fair value hedges, the Corporation recognized net interest expense of $81,000 for the year ended December 31, 2008 and net interest income of $59,000 and $7,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2008, the Corporation had swap agreements with a negative fair value of $1.1 million. At December 31, 2007, the Corporation had swap agreements with a positive fair value of $10,000 and with a negative fair value of $366,000. There was no hedge ineffectiveness recognized during 2008, 2007 and 2006.

     During March 2007, the Corporation purchased one-month and three-month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate NOW deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $16,000 and $8,000 for the year ended December 31, 2008 and 2007, respectively. At December 31, 2008, these caps, designated as cash flow hedges, had a fair value of $0. At December 31, 2007, these caps had a positive fair value of $222. The caps mature in March 2009. Due to notional mismatch, $43,000 was recognized in other expense on the consolidated statements of income during the year ended December 31, 2008. During 2007, the Corporation accelerated the reclassification of an immaterial amount in other comprehensive income to earnings as a result of variable-rate interest payments becoming probable not to occur. The accelerated amount was a loss of $7,000 recognized in interest expense on the consolidated statements of income.

     During 2008, the Corporation began to offer certain derivative products directly to qualified commercial borrowers. The Corporation economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of this program are not designated in SFAS 133-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. These derivatives have maturity dates ranging from 2010 to 2018. As of December 31, 2008, the fair value of the derivative assets and the fair value of the offsetting derivative liabilities were $4.5 million and $4.5 million, respectively. Fees earned in connection with the execution of derivatives related to this program are recognized in other noninterest fee income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under FAS 157 of $18,000, which is also recognized as an adjustment to other income on the consolidated statements of income.

     The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. The Corporation’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2008, is presented in the following table. The data in the table was based in part on assumptions that are regularly reviewed for accuracy. The table presents data at a single point in time and includes management assumptions estimating the prepayment rate and the interest rate environment prevailing at December 31, 2008. The table indicates a liability sensitive one-year cumulative gap position of 6.14% of total earning assets.

     Table 13—Contractual Repricing Data of Interest Sensitive Assets and Liabilities

	December 31, 2008
	After 1 year
	0 to	91 to	through	Over
	90 days	365 days	5 years	5 years	Total
	(Dollars in thousands)
Earning assets
Investment securities	$164,261	$94,238	$222,475	$750,687	$1,231,661
Deposits in banks	27,221	—	—	—	27,221
Loans	1,169,088	340,841	1,317,399	857,916	3,685,244
Total earning assets	$1,360,570	$435,079	$1,539,874	$1,608,603	$4,944,126
Interest-bearing liabilities
Interest-bearing checking accounts	$17,514	$49,308	$196,163	$293,870	$556,855
Money market funds	32,784	92,293	435,013	482,212	1,042,302
Savings accounts	8,520	23,986	95,424	142,955	270,885
Time deposits	378,842	748,223	460,435	1,421	1,588,921
Borrowed funds	181,198	83,392	473,564	252,344	990,498
Total interest-bearing liabilities	$618,858	$997,202	$1,660,599	$1,172,802	$4,449,461
Interest rate swaps	$124,138	$—	$(8,000)	$(116,214)	$—
Incremental gap	$865,925	$(562,123)	$(128,725)	$319,588
Cumulative gap(1)	$865,925	$303,802	$175,077	$494,665
Cumulative gap as a percentage of earning
assets	17.51%	6.14%	3.54%	10.01%
____________________

(1)	The information is based upon significant assumptions, including the following: loans and leases are repaid by contractual maturity and repricing; securities are repaid according to contractual maturity adjusted for call features; interest-bearing demand, regular savings, and money market savings deposits are estimated to exhibit some rate sensitivity; and time deposits are shown in the table based on contractual maturity.

     Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking.

     The results of the December 31, 2008 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation's Asset/Liability Policy when modeled rates increase 100 and 200 basis points and decrease by 100 and 200 basis points. The Corporation constantly monitors this position and takes steps to minimize any reduction in net interest income.

     The following table forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of December 31, 2008. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

     Table 14—Market Value of Equity

	December 31, 2008
				Asset/Liability
		Change in		Approved
	Market Value	Market Value	Percentage	Percent
	of Equity	of Equity	Change	Change
	(Dollars in thousands)
+300 Basis Points	$292,335	$(130,551)	–30.87%	+/–35%
+200 Basis Points	345,059	(77,826)	–18.40	+/–25
+100 Basis Points	391,542	(31,344)	–7.41	+/–15
Flat Rate	422,886	—	0.00	—
–100 Basis Points	407,956	(14,930)	–3.53	+/–15
–200 Basis Points	382,766	(40,120)	–9.49	+/–25
–300 Basis Points	387,900	(34,986)	–8.27	+/–35

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

Provision for Loan Losses

     The provision for loan losses increased $5.0 million during 2008 compared to 2007 mostly as a result of a decrease in the credit quality of the loan portfolio which caused an increase in the amount of the required reserve. The provision for loan losses increased $6.4 million during 2007 compared to 2006 mostly as a result of decreased quality of the loan portfolio. Total net loans charged off in 2008, 2007 and 2006 were $5.9 million, $7.6 million and $2.9 million, respectively.

Noninterest Income

     For the year ended December 31, 2008, noninterest income was $46.2 million, an increase of $2.9 million, or 6.6%, from 2007. Noninterest income in 2007 included $2.8 million in gains on sale leaseback transactions. During the second half of 2007, the Bank revised its return check and overdraft charge process and in 2008, the Bank experienced an increase in service charge income of $3.8 million, or 39.5%, over 2007. Service charge income attributable to the acquisition of East Penn Financial in November 2007 which included approximately $380 million in deposits also contributed approximately $1.9 million to this 2008 service charge increase. Gains on sale of investment securities were $2.6 million during 2008 as compared to $1.2 million in the prior year. Other income increased $2.0 million to $10.6 million over the prior year driven by a $834,000 increase in automated teller machine and point of sale revenue, fees on derivative instruments of $627,000, a $405,000 death benefit received on bank owned life insurance, and a gain of $302,000 from the mandatory redemption of Visa Class B stock in conjunction with Visa’s initial public offering. Offsetting these increases was a fourth quarter 2008 other than temporary impairment charge of $1.9 million on collateralized debt obligation investments in pooled trust preferred securities.

     Noninterest income of $43.3 million during 2007 decreased $2.0 million or 4.4% compared to 2006. Wealth management fee income rose $3.9 million or 26.1% during 2007 primarily driven by a higher level of life insurance business at Cornerstone as well as growth in trust assets. The Bank experienced an increase in deposit service charges of $1.7 million or 21.1% over the prior year mainly from return check and overdraft fees and fees from East Penn deposit accounts. During the fourth quarter of 2007, the Bank recognized a pre-tax gain of $2.3 million on the sale-leaseback of fifteen bank properties representing a portion of the total gain of $18.9 million. The remaining gain was deferred and is being amortized through a reduction of occupancy expense over the 15-year term of the leases an annual amount of approximately $1.1 million. The Corporation also completed a separate sale-leaseback of office space in October with a recognized pre-tax gain of $473,000. The deferred gain of $552,000 is being amortized over the 10-year term of the lease. In addition, gains on sale of investment securities were $1.1 million during 2007 as compared to losses of $674,000 for 2006. In addition, noninterest income for 2006 included the pre-tax gains on the sales of the Bank’s Honesdale branch and credit card portfolio of $10.7 million and $1.4 million, respectively.

Noninterest Expense

     Noninterest expenses increased $23.3 million, or 28.6%, in 2008 as compared to 2007. Driving this increase was approximately $9.1 million in 2008 noninterest expenses stemming from a full year of additional expenses from East Penn Financial which was acquired in November 2007. Excluding these East Penn related expenses, noninterest expenses increased $14.2 million. The table below depicts the effect of the 2007 East Penn Financial acquisition on 2008 noninterest expense.

     Table 15—Noninterest expense

	Year Ended	Year Ended
	December 31,	December 31,	East Penn	Net
(Dollars in thousands)	2008	2007	Financial	Change
Salaries, wages and employee benefits	$56,108	$48,832	$4,600	$2,676
Occupancy	10,101	7,008	1,122	1,971
Furniture and equipment	4,432	3,941	493	(2)
Intangibles expense	4,208	1,225	1,342	1,641
Merger charges	3,430	423	423	2,584
Other expenses	26,343	19,926	1,094	5,323
Total noninterest expense	$104,622	$81,355	$9,074	$14,193

     Excluding East Penn Financial, the $2.7 million increase in salaries and benefits is primarily due to one month of expenses for Willow Financial, normal salary increases and non-merger related severance costs. Occupancy expense increased $2.0 million due to increased rent expense on the bank properties included in the sale-leaseback transaction completed in the fourth quarter of 2007. Intangibles expense increased primarily due to a $1.4 million valuation adjustment on mortgage servicing rights recorded in the fourth quarter of 2008. Merger charges increased $2.6 million and were directly related to the December 2008 Willow Financial acquisition. Other expenses increased $5.3 million due primarily to increases of $1.5 million in FDIC insurance costs, $1.9 million in professional services, and $1.0 million in data processing costs.

     Noninterest expense of $81.4 million during 2007 increased $10.5 million or 14.9% compared to 2006. Salaries and benefits expense rose $4.2 million for the year of 2007 over 2006, primarily due to higher staffing levels resulting from new branch openings and the East Penn Financial acquisition and higher costs of medical benefits. Occupancy expense increased $1.3 million in 2007 over 2006 mostly due to several new office locations including the new operations center building in Harleysville and four new branch openings as well as the addition of the East Penn branches. Other expense increased $4.2 million during 2007 mainly as a result of the one-time pre-tax charge of $1.9 million related to the pension plan curtailment, increased professional and consulting expense and lower deferred loan origination costs resulting from lower loan volume. In addition, East Penn merger costs were approximately $423,000.

Income Taxes

     The effective income tax rates for 2008, 2007 and 2006 were 16.8%, 21.5% and 26.3%, respectively, versus the applicable federal statutory rate of 35% and the applicable state tax rates. The Corporation’s effective rates were lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The effective tax rate for 2008 was lower than 2007 primarily due to a higher level of tax exempt income recognized during 2008. Tax exempt income increased by $2.9 million from 2007 to 2008 despite an overall decrease in taxable income for the same period. The effective tax rate for 2007 was lower than 2006 primarily due to the higher level of tax exempt income during 2007 as compared to 2006.

Capital

     Capital formation is important to the Corporation’s well being and future growth. Capital, at the end of 2008, was $474.7 million, an increase of $135.4 million over the end of 2007. The increase was mainly due to the issuance of $160.8 million in common stock in connection with the acquisition of Willow Financial partially offset by the increase of $26.5 million in the accumulated other comprehensive loss related to investment securities available for sale. At December 31, 2007, capital was $339.3 million, an increase of $44.6 million over December 31, 2006. The increase was primarily due to the issuance of $39.1 million in common stock in connection with the acquisition of East Penn Financial. Management believes that the Corporation’s current capital position and liquidity position are adequate to support its operations.

     Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is generally common stockholder’s equity and retained earnings adjusted to exclude disallowed goodwill and identifiable intangibles as well as the inclusion of qualifying trust preferred securities. Tier 2 capital for the Corporation is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 200% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 capital ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At December 31, 2008, the Corporation’s Tier 1 risk-adjusted capital ratio was 7.73%, and the total risk-adjusted capital ratio was 8.88%. Both are above regulatory “adequately capitalized” requirements, however, the total risk adjusted capital ratio is below the regulatory “well capitalized” standard of 10.00%. Purchase accounting adjustments related to the acquisition of Willow Financial helped to push the Corporation’s total risk-based capital ratio below the regulatory threshold for a “well capitalized” bank Company. The Corporation does not believe that these mark-to-market valuations reflect a reduction in the realizable value of Willow Financial’s assets and expects to recover the discount through amortization in 2009 and beyond.

     To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board (FRB) established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% or 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 8.19% and 8.72% at December 31, 2008 and 2007, respectively. The lower leverage ratio of the Corporation at December 31, 2008 was mainly due to an increase in average assets from the acquisition of Willow Financial and increase in average loans.

     Under FDIC regulations, a “well capitalized” institution must have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and not be subject to a capital directive order. To be considered “adequately capitalized” an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. An institution is deemed to be “critically under capitalized” if it has a tangible equity ratio of 2% or less. As of December 31, 2008, the Bank is above the regulatory minimum guidelines and meets the criteria to be categorized as a “well capitalized” institution for the risk-based capital and leverage ratios. For total risk-based capital, the Bank is categorized as “adequately capitalized.” During the fourth quarter of 2008, the Bank fell below the “well capitalized” threshold as a result of valuation adjustments recorded for the Willow Financial acquisition. The Bank has instituted a plan targeted to return to “well capitalized” before the end of 2009.

     The cash dividends paid during 2008 of $.80 per share were the same as the cash dividends paid in 2007. The proportion of net income paid out in dividends for 2008 was 100.06%, compared to 88.82% for 2007, the increase mainly resulting from lower net income during 2008. Management is focusing on improving and increasing earnings so that the dividend payout ratio is within acceptable limits and believes it prudent to build balance sheet strength and liquidity in response to the negative economic outlook for 2009 forecast by many leading economists, especially with respect to the credit markets. Accordingly, the Corporation reduced the quarterly dividend from $0.20 per share to $0.10 per share for 2009. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during 2008.

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

     The resulting projections as of December 31, 2008, show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. One source of external liquidity is the available line of credit with the FHLB. As of December 31, 2008, the Bank had borrowings outstanding with the FHLB of $522.7 million, all of which were long-term. At December 31, 2008, the Bank had a maximum borrowing capacity of $1.1 billion at the FHLB, unused FHLB lines of credit of $574.7 million and unused federal funds lines of credit of $77.7 million. In addition, the Corporation’s funding sources include investment and loan portfolio cash flows, fed funds sold and short-term investments, as well as access to the brokered certificate of deposit market and repurchase agreement borrowings. The Corporation has pledged available for sale investment securities with a carrying value of $953.6 million and held to maturity securities of $50.4 million. The Corporation could also increase its liquidity through its pricing on certificates of deposit products. The Corporation believes it has adequate funding sources to maintain sufficient liquidity under varying business conditions.

     There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way although a significant portion of the Corporation’s time deposits mature in 2009. Despite the anticipated market volatility and rate environment for much of 2009, the Corporation expects to be able to retain most of these deposits. In the event that additional funds are required, the Corporation believes its short-term liquidity is adequate as outlined above.

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

     In the third quarter of 2008, the Federal Reserve, the U.S. Treasury and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. In response to the financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008, (the “EESA”) on October 3, 2008 which provides the United States Treasury Department (the “Treasury”) with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (“TARP”). On October 14, 2008, the Treasury announced it would purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $250 billion of the $700 billion authorized under the TARP. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. As a result of additional legislation passed in February 2009, the CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. For a period of three years, the consent of the U.S. Treasury will be required for participating institutions to increase their common stock dividend or repurchase their common stock, other than in connection with benefit plans consistent with past practice. The minimum subscription amount available to a participating institution is one percent of total risk-weighted assets. The maximum subscription amount is three percent of risk-weighted assets.

     In November 2008, the Corporation filed an application to participate in the CPP as part of the TARP. The Executive Committee of the Corporation’s Board of Directors authorized management to apply for participation in the CPP up to the maximum of 3% of total risk-based assets, which is estimated at approximately $120 million.

     The EESA included a provision for a temporary increase in the Federal Deposit Insurance (FDIC) from $100,000 to $250,000 per depositor effective October 3, 2008 through December 31, 2009. In addition, the FDIC announced the Temporary Liquidity Guarantee Program effective October 14, 2008, enabling the FDIC to temporarily provide a 100% guarantee of newly issued senior unsecured debt of all FDIC-insured institutions and their holding companies issued before June 30, 2009, as well as deposits in non-interest bearing transaction deposit accounts through December 31, 2009. Coverage under the Temporary Liquidity Guarantee Program was available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Corporation has determined it will continue to participate in the Temporary Liquidity Guarantee Program for non-interest bearing deposit accounts after the 30 day initial period and is assessing its participation for issuance of unsecured debt.

     It is not clear at this time what impact these programs announced by the Treasury and other bank regulatory agencies and any additional programs that may be initiated in the future, will have on the Corporation or the financial markets as a whole.

     The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2008:

     Table 16—Contractual Obligations and Other Commitments

	December 31, 2008
			After one	After three
		One year or	year through	years through	After five
	Total	less	three years	five years	years
	(Dollars in thousands)
Minimum annual operating leases	$124,557	$9,214	$17,008	$15,262	$83,073
Remaining contractual maturities of time
deposits	1,588,921	1,124,899	426,564	36,029	1,429
Long-term borrowings	759,658	58,230	186,356	253,904	261,168
Subordinated debt	93,743	—	—	—	93,743
Unfunded home equity lines
of credit(1)	456,328	14,400	25,898	54,905	361,125
Unfunded other loan lines of credit	538,797	385,435	115,960	37,402	—
Standby letters of credit	34,806	32,277	2,460	69	—
Total	$3,596,810	$1,624,455	$774,246	$397,571	$800,538
____________________

(1)	Home equity lines of credit in the after five years category have no stated expiration.

     The Bank also had commitments with customers to extend mortgage loans at a specified rate at December 31, 2008 and December 31, 2007 of $36.4 million and $3.4 million, respectively and commitments to sell mortgage loans at a specified rate at December 31, 2008 and December 31, 2007 of $53.1 million and $2.4 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At December 31, 2008, the Corporation had commitments with a positive fair value of $274,000 and negative fair value of $48,000 which was recorded as other income. At December 31, 2007, the Corporation had commitments with a positive fair value of $19,000 and negative fair value of $19,000 which was recorded as other income.

     During January 2006, the Bank completed its acquisition of the Cornerstone Companies. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2008, 2007 and 2006, the minimum operating results were met resulting in earn-out payments totaling $3.6 million which was recorded as additional goodwill. At December 31, 2008, the remaining maximum payout is $3.4 million through 2010.

     During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. The Bank’s total recourse exposure at December 31, 2008 was $26,000. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010. The outstanding balance of these sold leases at December 31, 2008 was $187,000. At December 31, 2008 and December 31, 2007, the Bank had $1,000 and $17,000, respectively, on the balance sheet as a recourse liability.

     For information on known uncertainties, see Item 1, “Business.”

Fourth Quarter 2008 Results (Unaudited)

     Net income for the fourth quarter of 2008 was $3.8 million, or $0.11 per diluted share, as compared to $6.2 million or $0.20 per diluted share for the fourth quarter of 2007.

     During the fourth quarter of 2008, the provision for loan losses was $7.9 million, compared to $4.5 million in the fourth quarter of 2007. The increase in provision for loan losses reflects an increase in non-performing assets to $78.5 million at December 31, 2008 from $22.0 million at December 31, 2007.

     Net interest income on a tax-equivalent basis in the fourth quarter 2008 increased $8.3 million, or 36.0%, over the same period in the prior year. The net interest margin increased to 3.16% in the fourth quarter compared to 2.76% for 2007. The net interest margin increased as a 59 basis point decrease in the yield on average earning assets of $4.0 billion was offset by a 120 basis point decrease in the cost of interest bearing liabilities of $3.6 billion.

     Noninterest income of $13.3 million for the fourth quarter of 2008 decreased $827,000 from the comparable period in 2007. During the fourth quarter of 2007, the Corporation recognized gains from sale-leaseback transactions of $2.8 million. In addition, there was a fourth quarter 2008 other than temporary impairment charge of $1.9 million on collateralized debt obligation investments in pooled trust preferred securities. Offsetting these decreases were gains on sale of investment securities of $2.4 million as compared to $657,000 in the prior period. Deposit service charge income increased $796,000 or 27.7% over 2007 mainly from return check and overdraft fees as well as the larger deposit base from East Penn acquisition. Wealth management income rose 20.0% to $6.0 million driven by higher life insurance business at Cornerstone. Other income increased $252,000 or 11.6% primarily to due to fees on derivative instruments.

     Noninterest expense increased $7.7 million for the fourth quarter of 2008 over the same period in the prior year. Salaries and benefits expense increased $1.5 million primarily due to higher staffing levels resulting from new branch openings, the East Penn acquisition which occurred during the fourth quarter 2007, and the Willow Financial acquisition which closed in December 2008. Occupancy expenses increased $620,000 over the prior period due to new branch openings as well as the aforementioned acquisitions. Intangible asset expense rose $1.8 million primarily due to a $1.4 million valuation adjustment on mortgage servicing rights. Merger costs increased $2.1 million due to the Willow acquisition. Other expenses increased $1.6 million primarily due to increased FDIC insurance premiums.

     The following is the summarized (unaudited) consolidated quarterly financial data of the Corporation which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Corporation’s results of operations:

     Table 17—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended 2008 (1)				Three Months Ended 2007 (2)
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	(Dollars in thousands, except per share information)
Interest income	$54,583	$49,942	$49,353	$52,416	$51,133	$49,022	$47,711	$46,695
Interest expense	25,136	24,645	24,164	28,209	29,555	28,158	27,556	26,858
Net interest income	29,447	25,297	25,189	24,207	21,578	20,864	20,155	19,837
Provision for loan
losses	7,920	2,580	3,107	1,960	4,475	2,525	1,125	2,425
Net interest income after
provision for loan
losses	21,527	22,717	22,082	22,247	17,103	18,339	19,030	17,412
Noninterest income	13,344	10,445	11,596	10,832	14,171	9,765	10,255	9,147
Noninterest expense	31,293	25,153	24,458	23,718	23,579	18,856	20,141	18,779
Income before income
tax expense	3,578	8,009	9,220	9,361	7,695	9,248	9,144	7,780
Income tax (benefit)
expense	(245)	1,370	1,893	2,057	1,514	2,047	2,065	1,646
Net income	$3,823	$6,639	$7,327	$7,304	$6,181	$7,201	$7,079	$6,134
Net income per share
Basic	$0.11	$0.21	$0.24	$0.23	$0.20	$0.25	$0.25	$0.21
Diluted	$0.11	$0.21	$0.23	$0.23	$0.20	$0.25	$0.24	$0.21
____________________

(1)	The results of operations include the acquisition of Willow Financial effective December 5, 2008.

(2)	The results of operations include the acquisition of East Penn Financial effective November 16, 2007 and the sale lease-back of bank properties during the fourth quarter of 2007.

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

     During the fourth quarter of 2007 through 2008, the economy has experienced a continued decline in the housing market, reductions in credit facilities, disruptions in the financial system, and volatility in the financial markets, all resulting in short-term rate reductions by the Federal Open Market Committee and the creation of programs by Congress and the Treasury Department for the purpose of stabilizing and providing liquidity to the U.S. financial markets. This has created a challenging interest rate environment for the Corporation which has impacted our interest rate sensitivity exposure. Information on quantitative and qualitative disclosures about market risk is incorporated by reference to the discussion contained in Item 7, under the caption “Interest Rate Sensitivity,” and Table 13, “Contractual Repricing Data of Interest Sensitive Assets and Liabilities,” and Table 14, “Market Value of Equity.”

Item 8. Financial Statements and Supplementary Data

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Cash and due from banks	$75,305	$73,930
Federal funds sold and securities purchased under agreements to resell	—	131,600
Interest-bearing deposits in banks	27,221	3,873
Total cash and cash equivalents	102,526	209,403
Residential mortgage loans held for sale (measured at fair value at December 31, 2008)	17,165	1,140
Investment securities available for sale (amortized cost $1,186,586 and $914,139, respectively)	1,141,948	910,367
Investment securities held to maturity (fair value $50,059 and $57,518, respectively)	50,434	57,347
Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments	39,279	15,201
Loans and leases	3,668,079	2,459,683
Less: Allowance for loan losses	(49,955)	(27,328)
Net loans	3,618,124	2,432,355
Premises and equipment, net	50,605	32,518
Accrued interest receivable	21,120	16,456
Goodwill	240,701	111,155
Intangible assets, net	27,807	13,340
Bank-owned life insurance	87,081	72,269
Other assets	93,719	31,450
Total assets	$5,490,509	$3,903,001
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$479,469	$358,258
Interest-bearing:
Checking	556,855	482,104
Money market	1,042,302	796,325
Savings	270,885	145,681
Time deposits	1,588,921	1,202,690
Total deposits	3,938,432	2,985,058
Federal funds purchased and short-term securities sold under agreements to repurchase	136,113	101,493
Other short-term borrowings	984	2,015
Long-term borrowings	759,658	321,785
Accrued interest payable	34,495	28,810
Subordinated debt	93,743	82,992
Other liabilities	52,377	41,538
Total liabilities	5,015,802	3,563,691
Shareholders’ equity:
Series preferred stock, par value $1 per share; authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares; issued 43,022,387 and
31,507,021 shares at December 31, 2008 and 2007, respectively	43,022	31,507
Additional paid-in capital	379,551	231,130
Retained earnings	82,295	82,311
Accumulated other comprehensive loss	(29,017)	(2,566)
Treasury stock, at cost: 76,635 and 174,605 shares at December 31, 2008 and 2007,
respectively	(1,144)	(3,072)
Total shareholders’ equity	474,707	339,310
Total liabilities and shareholders’ equity	$5,490,509	$3,903,001

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Interest income
Loans and leases, including fees	$153,725	$145,319	$134,115
Investment securities:
Taxable	39,195	34,803	30,296
Exempt from federal taxes	12,277	10,863	10,477
Federal funds sold and securities purchased under agreements to resell	996	3,084	3,838
Deposits in banks	101	492	215
Total interest income	206,294	194,561	178,941
Interest expense
Savings and money market deposits	25,140	47,980	38,906
Time deposits	53,771	41,309	36,460
Short-term borrowings	2,099	5,431	5,202
Long-term borrowings	21,144	17,407	15,200
Total interest expense	102,154	112,127	95,768
Net interest income	104,140	82,434	83,173
Provision for loan losses	15,567	10,550	4,200
Net interest income after provision for loan losses	88,573	71,884	78,973
Noninterest income
Service charges	13,515	9,690	8,002
Gain (loss) on sales of investment securities, net	2,642	1,187	(674)
Other-than-temporary impairment of available for sale securities	(1,923)	(55)	—
Gain on sale-leaseback of bank properties	—	2,788	—
Gain on sale of branch	—	—	10,650
Gain on sale of credit card portfolio	—	—	1,444
Wealth management	18,644	18,642	14,788
Bank-owned life insurance	2,777	2,489	2,386
Other income	10,562	8,597	8,752
Total noninterest income	46,217	43,338	45,348
Net interest income after provision for loan losses and
noninterest income	134,790	115,222	124,321
Noninterest expense
Salaries, wages and employee benefits	56,108	48,832	44,647
Occupancy	10,101	7,008	5,670
Furniture and equipment	4,432	3,941	3,664
Intangibles expense	4,208	1,225	1,140
Merger charges	3,430	423	—
Other expense	26,343	19,926	15,709
Total noninterest expense	104,622	81,355	70,830
Income before income tax expense	30,168	33,867	53,491
Income tax expense	5,075	7,272	14,076
Net income	$25,093	$26,595	$39,415
Net income per share information:
Basic	$0.78	$0.91	$1.36
Diluted	$0.78	$0.90	$1.34
Cash dividends per share	$0.80	$0.80	$0.75
Weighted average number of common shares:
Basic	32,201,150	29,218,671	28,946,847
Diluted	32,364,137	29,459,898	29,353,128

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Treasury
	Stock	Stock	Common			Accumulated
	Number	Number	Stock	Additional		Other
	of	of	Par	Paid in	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	Capital	Earnings	(Loss) Income	Stock	Total	Income (Loss)
	(Dollars and share information in thousands)
Balance January 1, 2006	27,500	(64)	$27,500	$167,418	$88,285	$(8,618)	$(1,353)	$273,232
Issuance of stock for stock
options, net of excess tax
benefits	192	220	192	1,662	—	—	4,583	6,437
Issuance of stock awards	—	—	—	5	—	—	—	5
Stock-based compensation
expense	—	—	—	440	—	—	—	440
Stock dividend	1,382	—	1,382	25,188	(26,582)	—	—	(12)
Net income	—	—	—	—	39,415	—	—	39,415	$39,415
Other comprehensive income, net
of reclassifications and tax	—	—	—	—	—	4,050	—	4,050	4,050
Purchases of treasury stock	—	(265)	—	—	—	—	(5,502)	(5,502)
Cash dividends	—	—	—	—	(21,779)	—	—	(21,779)
Comprehensive income									$43,465
Adjustment for adoption of FAS
No. 158, net of tax	—	—	—	—	—	(1,535)	—	(1,535)
Balance December 31, 2006	29,074	(109)	29,074	194,713	79,339	(6,103)	(2,272)	294,751
Issuance of stock for stock
options, net of tax and excess
tax benefits	—	76	—	(386)	—	—	1,391	1,005
Issuance of stock awards	—	—	—	(1)	—	—	5	4
Stock-based compensation
expense	—	—	—	118	—	—	—	118
Net income	—	—	—	—	26,595	—	—	26,595	$26,595
Other comprehensive income, net
of reclassifications and tax	—	—	—	—	—	3,537	—	3,537	3,537
Issuance of common stock for
acquisition of East Penn
Financial	2,433	—	2,433	36,686	—	—	—	39,119
Purchases of treasury stock	—	(141)	—	—	—	—	(2,196)	(2,196)
Cash dividends	—	—	—	—	(23,623)	—	—	(23,623)
Comprehensive income									$30,132
Balance December 31, 2007	31,507	(174)	31,507	231,130	82,311	(2,566)	(3,072)	339,310
Issuance of stock for stock
options, net of excess tax
benefits	—	165	—	(992)	—	—	2,850	1,858
Issuance of stock awards	—	—	—	—	—	—	2	2
Stock-based compensation
expense	—	—	—	136	—	—	—	136
Net income	—	—	—	—	25,093	—	—	25,093	$25,093
Other comprehensive loss, net
of reclassifications
and tax	—	—	—	—	—	(26,451)	—	(26,451)	(26,451)
Issuance of common stock for
acquisition of Willow
Financial	11,515	—	11,515	149,277	—	—	—	160,792
Cash dividends
Treasury stock received in sale
of subsidiary	—	(66)	—	—	—	—	(906)	(906)
Cash dividends	—	—	—	—	(25,109)	—	—	(25,109)
Other	—	(1)	—	—	—	—	(18)	(18)
Comprehensive loss									$(1,358)
Balance December 31, 2008	43,022	(76)	$43,022	$379,551	$82,295	$(29,017)	$(1,144)	$474,707

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Operating activities
Net income	$25,093	$26,595	$39,415
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,567	10,550	4,200
Depreciation	4,308	4,007	3,343
Intangibles expense	4,208	1,225	1,140
Net amortization of discounts/premiums on investments and borrowings	285	1,758	3,327
Deferred income (benefit) expense	(3,546)	(7,859)	659
(Gain) loss on sales of investment securities, net	(2,642)	(1,132)	674
Other-than-temporary impairment on investments available for sale	1,923	—	—
Gain on sale-leaseback of bank properties	—	(2,788)	—
Gain on sale of branch	—	—	(10,650)
Gain on sale of credit card portfolio	—	—	(1,444)
Bank-owned life insurance income	(2,777)	(2,489)	(2,386)
Death benefit on bank-owned life insurance	(405)	—	—
Stock-based compensation expense	136	118	440
Pension termination expense	—	1,917	—
Net decrease (increase) in accrued interest receivable	798	307	(1,725)
Net increase (decrease) in accrued interest payable	1,615	(4,410)	4,412
Net (increase) decrease in other assets	(1,723)	5	(8,085)
Net (decrease) increase in other liabilities	(1,303)	5,773	1,711
Other, net	(40)	31	(89)
Net cash provided by operating activities	41,497	33,608	34,942
Investing activities
Proceeds from sales of investment securities available for sale	208,456	186,218	110,842
Proceeds from maturity or calls of investment securities held to maturity	6,864	1,500	617
Proceeds from maturity or calls of investment securities available for sale	167,067	150,110	153,537
Proceeds, redemption Federal Home Loan Bank stock and reduction in other investments	5,513	7,811	4,609
Purchases of investment securities available for sale	(409,861)	(343,679)	(273,399)
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments	(11,091)	(3,737)	(4,664)
Net increase in loans	(133,901)	(83,162)	(101,554)
Net cash acquired (paid) due to acquisitions	42,107	(34,010)	(14,525)
Net cash paid in sale of branch	—	—	(42,472)
Net proceeds from sale of credit card portfolio	—	—	16,705
Payments to fund pension plan	(1,250)	—	—
Purchases of premises and equipment	(10,072)	(10,912)	(10,783)
Proceeds from sales of premises and equipment	866	39,712	857
Proceeds from sales of other real estate	1,244	13	109
Net cash used in investing activities	(134,058)	(90,136)	(160,121)
Financing activities
Net increase in deposits	6,722	85,491	225,554
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	9,605	(6,429)	8,722
(Decrease) increase in short-term borrowings	(1,031)	658	(395)
Advances of long-term borrowings	125,000	125,000	10,000
Repayments of long-term borrowings	(131,347)	(62,003)	(68,000)
Proceeds from subordinated debt issuance	—	23,196	—
Cash dividends	(25,109)	(23,623)	(21,779)
Repurchase of common stock	—	(2,196)	(5,502)
Proceeds from the exercise of stock options	1,567	925	5,302
Excess tax benefits from stock-based compensation	277	42	948
Other, net	—	—	(12)
Net cash (used in) provided by financing activities	(14,316)	141,061	154,838
Net (decrease) increase in cash and cash equivalents	(106,877)	84,533	29,659
Cash and cash equivalents at beginning of year	209,403	124,870	95,211
Cash and cash equivalents at end of year	$102,526	$209,403	$124,870
Cash paid during the year for:
Interest	$101,550	$116,649	$91,435
Income taxes	$17,668	$6,145	$17,088
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$2,416	$51	$128
Acquisitions, common stock issued	$160,792	$39,119	$—

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

Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the Corporation and its wholly owned subsidiaries, the Bank, HNC Financial Company, and HNC Reinsurance Company. Willow Financial Bancorp, Inc. (Willow Financial) and its banking subsidiary are included in the Corporation’s results effective December 5, 2008. East Penn Financial Corporation (East Penn Financial) and its banking subsidiary are included in the Corporation’s results effective November 16, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation. The accounting and reporting policies of the Corporation and its subsidiaries conform with U.S. generally accepted accounting principles (GAAP).

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits in banks with original maturities of generally three months or less.

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

     The Corporation follows Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings. Adverse changes in credit ratings could affect the estimated cash flows of the underlying collateral or issuer.

Loans

     Loans that management intends to hold to maturity are stated at the principal amount outstanding. Net loans represent the principal loan amount outstanding net of deferred fees and costs, unearned income and the allowance for loan losses. Interest on loans is credited to income based on the principal amount outstanding.

     Loan origination fees and direct loan origination costs of completed loans are deferred and recognized over the life of the loan as an adjustment to the yield consistent with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The net loan origination fees recognized as yield adjustments are reflected in loan interest income from loans and leases in the consolidated statements of income and the unamortized balance of the net loan origination fees is reported in net loans in the consolidated balance sheets.

     Income recognition of interest on loans is discontinued when, in the opinion of management, the collectability of principal or interest becomes doubtful. A loan is generally classified as nonaccrual when principal or interest has consistently been in default for a period of 90 days or more or because of deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, all accrued but uncollected interest is reversed from income. The Corporation recognizes income on nonaccrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Corporation. The Corporation will not recognize income if these factors do not exist. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future.

     Loans are considered past due after one payment has been missed. Loans are charged off when it becomes evident that such balances are not fully collectible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Corporation accounts for impaired loans under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” Impaired loans are measured individually based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is based on the fair value of the collateral when foreclosure is probable. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a specific allowance is established as a component of the allowance for loan losses. The Corporation’s policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method.

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

     The Corporation performs periodic evaluations of the allowance for loan losses that include both historical, internal and external factors. The actual allocation of reserve is a function of the application of these factors to arrive at a reserve for each portfolio type and an additional component of the reserve allocated against the portfolio as a whole. Management assigns historical factors and environmental factors to homogeneous groups of loans that are grouped by loan type and credit rating. Changes in concentrations and quality are captured in the analytical metrics used in the calculation of the reserve. The components of the allowance for credit losses consist of both historical losses and estimates. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Corporation’s allowance for loan losses components includes the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes and results of the loan review process. The Corporation’s historical loss component is a significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component as well as external factors impacting the portfolio taken as a whole.

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

     The historical loss components of the allowance for commercial and industrial loans and commercial real estate loans (collectively “commercial loans”) are based principally on current risk ratings, historical loss rates adjusted, by adjusting the risk window, to reflect current events and conditions, as well as analyses of other factors that may have affected the collectability of loans. All commercial loans with an outstanding balance over $500,000 are subject to review on an annual basis. A sample of commercial loans with a “pass” rating are individually reviewed annually. Commercial loans that management determines to be potential problem loans are individually reviewed, at a minimum, annually. The review is performed by a third-party, and is designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. Consumer credit and residential real estate reviews are limited to those loans reflecting delinquent payment status or performed on loans otherwise deemed to be at risk of nonpayment. Homogeneous loan pools, including consumer and 1-4 family residential mortgages are not subject to individual review but are evaluated utilizing risk factors such as concentration of one borrower group. The historical loss component of the allowance for these loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by altering the risk window, to reflect current events and conditions.

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

     The historic loss model includes two judgmental components (product level and portfolio level environmental factors) that reflects management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. The judgmental components are allocated to the specific segments of the portfolio based on the historic loss component of each segment under review.

     Portfolio level environmental factors included in management’s calculation entail the measurement of a wider array of both internal and external criteria impacting the portfolio as a whole. The portfolio level environmental factors are based upon management’s review of trends in the Corporation’s primary market area as well as regional and national economic trends. Management utilizes various economic factors that could impact borrowers’ future ability to make loan payments such as changes in the interest rate environment, product supply shortages and negative industry specific events. Management utilizes relevant articles from newspapers and other publications that describe the economic events affecting specific geographic areas and other published economic reports and data. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit risk management staff to assess the direction of credit risk and its instant effect on losses. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the entire portfolio based upon management’s evaluation of the factors under review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

     Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer” requires loans with evidence of deterioration of credit quality since origination for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. The Corporation evaluates the assets acquired in its acquisitions for applicability to this statement.

Mortgage Servicing

     The Corporation performs various servicing functions on mortgage loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services.

     The Corporation accounts for its transfers and servicing financial assets in accordance with SFAS No. 156, “Amending Accounting for Separately Recognized Servicing Assets and Liabilities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Corporation originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. The Corporation initially recognizes and measures at fair value its servicing assets and allocates the carrying amount between the assets sold based on the relative fair values at the date of transfer. The Corporation recognizes and initially measures at fair value, a servicing asset each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Corporation uses the amortization method for subsequent measurement of its servicing assets. Servicing assets are amortized in proportion to and over the period of net servicing income and assessed for impairment based on fair value at each reporting period. As a result of these assessments, the Corporation recorded valuation adjustments of $1.4 million in 2008 which are recorded in intangibles expense on the consolidated statements of income.

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

     As of December 31, 2008, mortgage loans originated and intended for sale in the secondary market are recorded at estimated fair value in accordance with the provisions with the provisions of SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” As a result, in the fourth quarter of 2008, a fair value adjustment of $215,000 was recognized in other income on the consolidated statements of income.

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

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangible assets with finite useful lives are amortized on a straight-line basis or sum of the years digits basis over their estimated lives (ranging from five to ten years). Identifiable intangible assets are evaluated for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Any impairment loss related to goodwill and other intangible assets is reflected as other noninterest expense in the statement of operations in the period in which the impairment was determined. No assurance can be given that future impairment tests will not result in a charge to earnings. See Note 2 – Acquisitions / Dispositions and Note 8 – Goodwill and Other Intangibles for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

     The Corporation enters into interest rate swap contracts to modify the interest rate characteristics from variable to fixed in order to reduce the impact of interest rate changes on future net interest income. Net amounts payable or receivable from these contracts are accrued as an adjustment to interest income or interest expense of the related asset or liability. Interest rate swap agreements are designated as either cash flow hedges or fair value hedges. For cashflow hedges, the fair value of these derivatives is reported in other assets or other liabilities on the consolidated balance sheets and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives. Amounts reclassed into earnings, when the hedged transaction culminates, are included in net interest income on the consolidated statements of income. Ineffectiveness of the strategy, as defined under SFAS 133, if any, is also reported in net interest income. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheets with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest in the Corporation’s consolidated statements of income. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

Stock-Based Compensation

     The Corporation recognizes compensation expense for stock options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) adopted at January 1, 2006 under the modified prospective application method of transition. The expense of the option is generally measured at fair value at the grant date with compensation expense recognized over the service period, which is usually the vesting period. For grants subject to a service condition, the Corporation utilizes the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. For grants subject to a market condition, the Corporation utilizes a Monte Carlo simulation to estimate the fair value and determine the derived service period. Compensation is recognized over the derived service period with any unrecognized compensation cost immediately recognized when the market condition is met. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested. In accordance with SFAS 123(R), the Corporation estimates the number of options for which the requisite service is expected to be rendered. See Note 14 – Stock-Based Compensation for additional information.

Income Taxes

     There are two components of income tax expense: current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are recognized due to differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are “more likely than not” in accordance with SFAS No. 109, “Accounting for Income Taxes.” If management determines that the Corporation is not, more likely than not, to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is recognized for the change in deferred tax liabilities or assets between periods.

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

Earnings Per Share

     The Corporation follows the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of the Corporation’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting. The effects of securities or other contracts to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. All weighted average shares, actual shares and per share information in the financial statements are adjusted retroactively for the effect of stock dividends.

Marketing Costs

     It is the Corporation’s policy to expense marketing costs in the period in which they are incurred.

Comprehensive Income

     The Corporation records unrealized gains and losses on available for sale investment securities, net of tax and gains and losses on cash flow hedges, net of tax in accumulated other comprehensive income (loss) in the consolidated balance sheets. Gains and losses on available for sale investment securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges on investment securities are reclassified to net income at the time of the charge. Gains or losses on derivatives are reclassified to net income as the hedged item affects earnings. The Corporation follows the disclosure provisions of SFAS No. 130, “Reporting Comprehensive Income.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

Securities Sold Under Agreements to Repurchase

     The Corporation accounts for securities sold under agreements to repurchase as secured borrowings as the Corporation maintains effective control over the transferred assets. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities.

Variable Interest Entities

     Harleysville Statutory Trust I (Trust I), HNC Statutory Trust II (Trust II), HNC Statutory Trust III (Trust III), HNC Statutory Trust IV (Trust IV), East Penn Statutory Trust and Willow Grove Statutory Trust I, (collectively, the Trusts) are considered variable interest entities under FASB Interpretation 46, “Consolidation of Variable Interest Entities,” as revised in December 2003 (FIN 46R). Accordingly, the Corporation is not considered the primary beneficiary and therefore the Trusts are not consolidated in the Corporation’s financial statements.

Recent Accounting Pronouncements

     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46R to require public entities, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not impact the Corporation’s financial statements, although it did result in expanded disclosures. See Note 10 – Borrowings for additional information.

     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-3 clarifies how a reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. The provisions of FSP FAS 157-3 were applied in calculating an other-than-temporary impairment charge on investment securities of $1.9 million during the fourth quarter of 2008. See Note 4 – Investment Securities for additional information.

     In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This staff position is not expected to have a material impact on the Corporation’s financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The provisions of SFAS 162 did not have a significant impact on the Corporation’s current practice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

     In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and is not anticipated to have a material impact on the Corporation’s financial statements.

     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and expands disclosures under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued in fiscal years beginning after December 15, 2008, and is not expected to have a material impact on the Corporation’s financials statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial statements. Specifically, it requires that objectives for using derivatives instruments be disclosed in terms of underlying risk and accounting designation, disclosing the fair values of derivative instruments and their gains and losses in a tabular format, disclosure about credit-risk-related contingent features and cross-referencing within the footnotes. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 will result in expanded disclosures within the Corporation’s financial statements.

     In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP specifies that a transferor and transferee shall not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The two transactions shall be considered linked unless they meet all of the specified criteria in this FSP. The linked transaction should be evaluated to determine whether it meets the requirements for sale accounting under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” If the linked transaction does not meet the requirements for sale accounting, it should be accounted for based on the economics of the combined transaction which generally represents a forward contract. FSP FAS 140-3 is effective prospectively for financial statements issued in fiscal years beginning after November 15, 2008. Early application is not permitted. FSP FAS 140-3 is not expected to have a material impact on the Corporation’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1—Summary of Significant Accounting Policies (Continued)

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007).” SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) requires the acquirer to recognize those restructuring costs that do not meet the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” as an expense as incurred. Acquisition related transaction costs will be expensed as incurred. SFAS 141(R) requires an acquirer to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values only if it is more likely than not that they meet the definition of an asset or a liability on the acquisition date. Under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Additionally, under SFAS 141(R), the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 141(R) will only impact the Corporation if it is party to a business combination closing on or after January 1, 2009.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Corporation’s financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement also establishes presentation and disclosure requirements. At each subsequent reporting date, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied only to entire instruments. On December 5, 2008, the Corporation elected to measure residential mortgage loans held for sale acquired from Willow Financial at fair value under the provisions of SFAS 159. The adoption of SFAS 159 did not have a material impact on the Corporation’s financial statements.

     Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in the Corporation’s financial statements, or disclosed at fair value in the Corporation’s notes to the financial statements. As a result, the Corporation was not required to recognize any new instruments at fair value. See Note 21 – Fair Value Measurements for additional information.

     In March 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” to partially delay the effective implementation of SFAS 157 until fiscal years beginning after November, 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). Assets and liabilities currently reported or disclosed at fair value on a recurring basis in the Corporation’s financial statements include investment securities, residential mortgage loans held for sale and derivatives. Assets reported at fair value on a nonrecurring basis (lower of cost or market) are impaired loans and mortgage servicing rights. See Note 21 – Fair Value Measurements for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Acquisitions / Dispositions

Acquisition of Willow Financial Bancorp, Inc.

     Effective after the market close on December 5, 2008, the Corporation completed its acquisition of Willow Financial. Under the terms of the merger agreement, dated as of May 20, 2008, Willow Financial was acquired by the Corporation and Willow Financial’s wholly-owned subsidiary, Willow Financial Bank, a $1.6 billion savings bank with 29 branch offices in Southeastern Pennsylvania, was merged with and into the Bank. The merger of the Corporation and Willow Financial resulted in a combined company with approximately $5.5 billion in assets and delivers a significant market share in Chester County, one of the fastest-growing counties in Pennsylvania, increases the Corporation’s market presence in Bucks and Montgomery counties, and establishes a new market presence in Philadelphia County. The combined company establishes a stronger presence in eastern Pennsylvania, including becoming the third largest financial institution headquartered in suburban Philadelphia. Willow Financial has complementary lines of business, a solid reputation with customers in growing markets, and a branch network that augments the Bank’s traditional footprint. In conjunction with this transaction, the Corporation also acquired BeneServ, Inc., a respected provider of employee benefits services and Carnegie Wealth Advisors, LLC (Carnegie). Carnegie was subsequently sold in December 2008. The merger drives shareholder value by providing the opportunity to deliver synergies and accretion to earnings.

     The Corporation acquired 100% of the outstanding shares of Willow Financial. Based on the terms of the merger agreement, Willow Financial shareholders received 0.73 shares of the Corporation’s common stock for each share of Willow Financial common stock they held with cash paid in lieu of fractional shares. The purchase price was $13.79 per common share and was based upon the average of the closing prices for the Corporation’s common stock on the agreement date and for two days before and two days after the agreement date and the agreement date. The Corporation issued 11,515,366 shares of common stock, incurred $2.4 million in acquisition costs which were capitalized and converted stock options with a fair value of $2.0 million for a total purchase price of $163.2 million at the closing on December 5, 2008.

     Goodwill of $130.0 million has been recorded in this transaction which will not be amortizable and is not deductible for tax purposes. The Corporation allocated $126.9 million of the goodwill resulting from this transaction to the Community Banking segment and $3.1 million to the Wealth Management segment. The Corporation also recorded $14.1 million in core deposit intangibles and $2.9 million in other identifiable intangible assets which will be amortized over ten years using the sum of the years digits amortization method. The $2.9 million of other identifiable intangibles were allocated to the Wealth Management segment.

     The acquisition of Willow Financial constituted a business combination under SFAS No. 141, “Business Combinations,” and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill. The purchase price allocation, as of December 31, 2008, is subject to revision in future periods, including adjustments that may be necessary upon the filing of final tax returns for Willow Financial. The results of operations of Willow Financial have been included in the Corporation’s results of operations since December 5, 2008, the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Acquisitions / Dispositions (Continued)

     The following is the calculation of the purchase price for the Willow Financial acquisition.

(Dollars in
thousands)
Purchase price of Willow Financial:
Market value of the Corporation’s stock issued	$158,797
Purchase price assigned to fractional shares exchanged for cash	18
Fair value assigned to converted Willow Financial stock options	1,996
Capitalized costs	2,388
Total purchase price	$163,199

     The following are the assets acquired and liabilities assumed from Willow Financial at December 5, 2008 including the adjustments made to record the transaction and to adjust the assets and liabilities to their estimated fair values.

		Fair Market
	Willow	Value	As
	Financial	Adjustments	Adjusted
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,116	$—	$45,116
Investment securities available for sale	165,657	—	165,657
Investment securities held to maturity	84,504	(11,861)	72,643
Federal Home Loan Bank stock and other investments	18,495	—	18,495
Loans, net	1,115,145	(29,366)	1,085,779
Premises and equipment, net	9,406	3,702	13,108
Goodwill	—	129,958	129,958
Core deposit intangible	—	14,112	14,112
Other identifiable intangible assets	—	2,916	2,916
Bank-owned life insurance	12,624	—	12,624
Other assets (includes deferred taxes)	29,692	13,968	43,660
Total assets acquired	1,480,639	123,429	1,604,068
Liabilities assumed:
Deposits	945,876	776	946,652
Repurchase agreements	100,015	7,120	107,135
Advances from the FHLB	346,277	16,317	362,594
Subordinated debentures	25,774	(15,030)	10,744
Other liabilities	8,841	4,903	13,744
Total liabilities assumed	1,426,783	14,086	1,440,869
Assets acquired less liabilities assumed	$53,856	$109,343	$163,199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Acquisitions / Dispositions (Continued)

     The fair value of certain assets and certain liabilities acquired were based on quoted market prices from reliable market sources. When quoted market prices were not available, the estimated fair values were based upon the best information available, including obtained prices for similar assets and liabilities, and the results of using other valuation techniques. The prominent other valuation techniques used were the present value technique and appraisal/third party valuations. When the present value technique was employed, the associated cash flow estimates incorporated assumptions that marketplace participants would use in estimating fair values. In instances where reliable market information was not available, the Corporation used its own assumptions in an effort to determine a reasonable fair value. In other instances, the Corporation assumed the historical book value of certain assets and liabilities represented a reasonable proxy of fair value. The Corporation determined that there were no other categories of identifiable intangible assets arising from the Willow Financial acquisition other than the core deposit and customer intangibles.

     AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Corporation’s assessment identified $17.3 million in acquired loans from Willow Financial to which the application of the provisions of SOP 03-3 was required. As a result of the application of SOP 03-3, the Corporation recorded purchase accounting adjustments reflecting a reduction in loans of $6.3 million related to acquired impaired loans, thus reducing the carrying value of these loans to $11.0 million as of December 31, 2008. Income recognition under this SOP is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. The loans deemed impaired under this SOP were considered collateral dependent, however the timing of the sale of loan collateral is indeterminate and as such the loans will remain on non-accrual status and will have no accretable yield. The Corporation will use the cash basis method of interest income recognition.

     The following are the loans acquired from Willow Financial for which it was probable at acquisition that all contractually required payments would not be collected:

(Dollars in
thousands)
Contractually required payments at acquisition:
Real estate	$3,724
Commercial and industrial	13,140
Consumer	480
Total	$17,344
Cash flows expected to be collected at acquisition	$11,025

     The following is the carrying value by category as of December 31, 2008:

(Dollars in
thousands)
Real estate	$3,005
Commercial and industrial	7,593
Consumer	427
Total carrying value	$11,025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Acquisitions / Dispositions (Continued)

     The following are the unaudited pro forma consolidated results of operations of the Corporation for the years ended December 31, 2008 and 2007 as though Willow Financial had been acquired on January 1, 2007:

	2008	2007
	(Dollars in thousands, except for per
	share data)
Total interest income	$287,402	$287,102
Total interest expense	132,274	150,632
Net interest income	155,128	136,470

Provision for loan losses	23,079	11,964
Net interest income after provision for loan losses	132,049	124,506

Total non-interest income	57,030	57,428
Total non-interest expense	173,973	133,798

Income before income taxes	15,106	48,136

Income tax expense (1)	1,736	10,852

Net income	$13,370	$37,284

Basic earnings per share	$0.31	$0.92
Diluted earnings per share	$0.31	$0.91
____________________

(1)	Tax effects are reflected at an assumed rate of 35%

     In connection with the purchase of Willow Financial, on December 15, 2008, the Corporation sold the net assets of Carnegie. Carnegie was a wealth management subsidiary of Willow Financial with approximately $160 million under management that provided professional investment consulting services to retirement plan administrators, foundations, corporations and high net worth investors. At the time of acquisition, this subsidiary had net assets of approximately $22,000. The assets and liabilities of the subsidiary were recorded at their fair values as of the acquisition date and the excess of the net assets acquired over the purchase price of approximately $935,000 was recorded as goodwill and allocated to this subsidiary. The subsequent sale price of the net assets of Carnegie was approximately $935,000 in the form of 65,966 shares of Harleysville National Corporation common stock and $29,000 in cash. The Corporation recorded the receipt of the common shares as treasury shares and recorded no gain or loss on the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Acquisitions / Dispositions (Continued)

     On December 27, 2007, the Bank settled and closed an agreement to sell fifteen properties to affiliates of American Realty Capital, LLC (“ARC”) in a sale-leaseback transaction. The properties are located throughout Berks, Bucks, Lehigh, Montgomery, Northampton, and Carbon counties. Under the leases, the Bank continues to utilize the properties in the normal course of business. Lease payments on each property are institution-quality, triple net leases with an initial annual aggregate base rent of $3.0 million with annual rent escalations equal to the lower of CPI-U (Consumer Price Index for all Urban Consumers) or 2.0 percent commencing in the second year of the lease term. As tenant, the Bank is fully responsible for all costs associated with the operation, repair and maintenance of the properties during the lease terms and is recorded as occupancy expense. The agreement provides that each lease has a term of 15 years, commencing on the closing date for the agreement. The agreement also contains options to renew for periods aggregating up to 45 years. Under certain circumstances these renewal options are subject to revocation by the lessor. The Bank received net proceeds of $38.2 million and recorded a gain on sale from the transaction of $2.3 million (pre-tax) representing a portion of the total gain of $18.9 million. The remaining gain was deferred and is being amortized through a reduction of occupancy expense over the 15-year term of the leases an annual amount of approximately $1.1 million. The properties sold had a carrying value of $19.5 million. The Corporation also completed a separate sale-leaseback of office space in October 2007 receiving net proceeds of $1.5 million with a recognized pre-tax gain of $473,000. The deferred gain of $552,000 is being amortized over the 10-year term of the lease.

     Effective November 16, 2007, the Corporation completed its acquisition of East Penn Financial Corporation (East Penn Financial) and its wholly owned subsidiary, East Penn Bank, a $451 million state chartered, FDIC insured bank, was merged with and into Harleysville National Bank. Headquartered in Emmaus, Pennsylvania, East Penn Financial had nine banking offices located in Lehigh, Northampton and Berks Counties. The acquisition expanded the branch network that the Corporation had in the Lehigh Valley and its opportunity to provide East Penn customers with a broader mix of products and services. The aggregate purchase price was $91.3 million in cash and stock. The Corporation acquired 100% of the outstanding shares of East Penn Financial. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” East Penn Financial shares of 2,890,125 were exchanged at a conversion ratio of .8416 for 2,432,771 shares of the Corporation’s common stock and East Penn Financial shares of 3,444,229 were exchanged for cash consideration of $14.50 per share totaling $49.9 million. East Penn Financial stock options of 136,906 were exchanged for cash consideration of $792,000 and options of 29,092 were exchanged at a conversion ratio of .8416 to acquire 25,480 shares of the Corporation’s common stock options with a total fair value of $111,000. On the acquisition date, East Penn Financial had approximately $451.1 million in assets, $337.7 million in loans and $382.7 million in deposits. Goodwill of $63.9 million and a core deposit intangible of $7.4 million were recorded in connection with the acquisition of East Penn Financial and allocated to the Community Banking segment. These numbers include the finalized allocation of the purchase price based upon third party valuation of goodwill and certain intangible assets which occurred during the first six months of 2008. East Penn Financial’s results of operations are included in the Corporation’s results from the date of acquisition, November 16, 2007.

     On March 1, 2007, the Cornerstone Companies, a subsidiary of the Bank, completed a selected asset purchase of McPherson Enterprises and related entities (McPherson), registered investment advisors specializing in estate and succession planning and life insurance for high-net-worth construction and aggregate business owners and families throughout the United States. Located in Towson, Maryland, McPherson became a part of the Cornerstone Companies, a component of the Bank’s Millennium Wealth Management division. The Bank paid $1.5 million in cash. Goodwill of $1.2 million and customer relationship intangibles of $380,000 were recorded in connection with the asset purchase. These numbers include the finalized allocation of the purchase price based upon third party valuation of goodwill and certain intangible assets which occurred during the first three months of 2008.

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

     On April 14, 2006, the Bank sold its existing credit card portfolio to Elan Financial Services, a national credit card issuer and established an agent issuing relationship with Elan Financial Services. Under the agreement, credit cards for the Bank are issued under the Harleysville National Bank name. The Bank sold $15.3 million in credit card receivables resulting in a gain from the sale of these credit cards, net of federal income taxes, of approximately $939,000 or $.03 per diluted share. The Bank continues to earn certain fees from ongoing portfolio activity.

     Effective January 1, 2006, the Bank completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Located in the Lehigh Valley, Pennsylvania, the firm serves clients throughout Pennsylvania and other mid-Atlantic states. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2008, 2007 and 2006, the minimum operating results were met resulting in earn-out payments of $1.4 million, $1.2 million and $1.0 million for each year, respectively, which were recorded as additional goodwill. At December 31, 2008, the remaining maximum payout is $3.4 million through 2010. The Cornerstone Companies acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Cornerstone Companies results of operations are included in the Corporation’s results from the effective date of the acquisition, January 1, 2006. Goodwill of $15.0 million (including the earn-out payments) and customer relationship intangibles of $3.9 million were recorded in connection with the acquisition and allocated to the Wealth Management segment.

Note 3—Restrictions on Cash and Due from Banks

     As of December 31, 2008 and 2007, the Bank did not need to maintain reserves (in the form of deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 4—Investment Securities

     The amortized cost, unrealized gains and losses, and the estimated fair value of the Corporation’s investment securities available for sale and held to maturity are as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of U.S. government agencies
and corporations	$93,501	$419	$(26)	$93,894
Obligations of states and political subdivisions	288,415	4,798	(6,338)	286,875
Mortgage-backed securities	710,385	14,389	(19,291)	705,483
Other securities	94,285	1,077	(39,666)	55,696
Total investment securities available for sale	$1,186,586	$20,683	$(65,321)	$1,141,948
Held to maturity
Obligations of U.S. government agencies
and corporations	$3,880	$122	$—	$4,002
Obligations of states and political subdivisions	46,554	119	(616)	46,057
Total investment securities held to maturity	$50,434	$241	$(616)	$50,059

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale
Obligations of U.S. government agencies
and corporations	$98,926	$122	$(314)	$98,734
Obligations of states and political subdivisions	228,125	1,261	(950)	228,436
Mortgage-backed securities	516,560	2,347	(2,918)	515,989
Other securities	70,528	139	(3,459)	67,208
Total investment securities available for sale	$914,139	$3,869	$(7,641)	$910,367
Held to maturity
Obligations of U.S. government agencies
and corporations	$3,868	$29	$—	$3,897
Obligations of states and political subdivisions	53,479	354	(212)	53,621
Total investment securities held to maturity	$57,347	$383	$(212)	$57,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 4—Investment Securities (Continued)

     The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	December 31, 2008
	Less than 12 months			12 months or longer			Total
Description of	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
Obligations of U.S.
government agencies
and corporations	3	$29,145	$(26)	—	$—	$—	3	$29,145	$(26)
Obligations of states
and political
subdivisions	290	202,231	(6,715)	11	5,416	(239)	301	207,647	(6,954)
Mortgage-backed
securities	35	121,085	(16,303)	36	43,851	(2,988)	71	164,936	(19,291)
Other securities	17	28,262	(6,004)	20	17,607	(33,662)	37	45,869	(39,666)
Totals	345	$380,723	$(29,048)	67	$66,874	$(36,889)	412	$447,597	$(65,937)

	December 31, 2007
	Less than 12 months			12 months or longer			Total
Description of	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
Obligations of U.S.
government agencies
and corporations	3	$6,964	$(7)	24	$64,392	$(307)	27	$71,356	$(314)
Obligations of states
and political
subdivisions	46	37,484	(415)	82	41,769	(747)	128	79,253	(1,162)
Mortgage-backed
securities	26	58,067	(730)	77	132,269	(2,188)	103	190,336	(2,918)
Other securities	20	51,552	(1,896)	8	13,062	(1,563)	28	64,614	(3,459)
Totals	95	$154,067	$(3,048)	191	$251,492	$(4,805)	286	$405,559	$(7,853)

     The unrealized losses associated with the securities portfolio, are temporary in nature since they are not related to the underlying credit of the issuers, and the Corporation has the ability and intent to hold these investments for the time necessary to recover its cost which may be at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure a recovery of cost). In making its other-than temporary evaluation, management considered the fact that the expected cash flow is not affected by the underlying collateral or issuer. Other factors considered in evaluating the securities portfolio for other-than-temporary impairment are the length of time and the extent to which the fair value has been below the cost, analyst reports, analysis of the current interest rate environment, anticipated volatility in the market and the underlying credit rating of the issuers. In certain cases where sufficient data is not available, a cash flow model is utilized.

     The change in the unrealized losses on securities other than obligations of U.S. government agencies and corporations, which includes certain collateralized mortgage obligations and collateralized debt obligations were caused by changes in interest rates, credit spread and liquidity issues in the marketplace. There were 67 individual securities in a continuous unrealized loss position for twelve months or longer as of December 31, 2008. The Corporation recognized an other-than temporary impairment charge of $1.9 million during the fourth quarter of 2008 as a result of deterioration in the individual credits of a collateralized debt obligation investment in a pooled trust preferred security. As relevant observable inputs did not exist, a cash flow model was utilized to determine the fair value of the impaired security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 4—Investment Securities (Continued)

     Securities with a carrying value of $100.4 million and $756.3 million at December 31, 2008 and 2007, respectively, were pledged to secure public funds, customer trust funds, government deposits and repurchase agreements.

     Accrued interest receivable on investment securities was $8.5 million and $7.1 million at December 31, 2008 and 2007, respectively.

     The amortized cost and estimated fair value of investment securities, at December 31, 2008, by contractual maturities are shown in the following table. Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Held to Maturity		Available for Sale
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$1,502	$1,507
Due after one year through five years	—	—	72,013	71,579
Due after five years through ten years	17,188	17,183	99,594	97,925
Due after ten years	33,246	32,876	280,095	243,789
	50,434	50,059	453,204	414,800
Mortgage-backed securities	—	—	710,385	705,483
Equity securities	—	—	22,997	21,665
Totals	$50,434	$50,059	$1,186,586	$1,141,948

     Proceeds from the sales of investment securities available for sale for the years ended December 31, 2008, 2007 and 2006 were $208.5 million, $186.2 million and $110.8 million, respectively. The components of net realized gains on sales of investment securities were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Gross realized gains	$3,238	$1,329	$445
Gross realized losses	(596)	(142)	(1,119)
Net realized gain (loss) on sales of investment securities	$2,642	$1,187	$(674)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Loans

     Major classifications of loans are as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Real estate (including loans held for sale of $17,165 and $1,140)	$1,602,654	$959,716
Commercial and industrial	980,190	728,293
Consumer loans	1,099,903	764,860
Lease financing	758	2,564
Total loans	3,683,505	2,455,433
Deferred costs, net	1,739	5,390
Allowance for loan losses	(49,955)	(27,328)
Net loans (including loans held for sale)	$3,635,289	$2,433,495

     On December 31, 2008, nonaccrual loans were $75.1 million and loans 90 days or more past due and still accruing interest were $1.8 million. On December 31, 2007, nonaccrual loans were $21.1 million and loans 90 days or more past due and still accruing interest were $857,000. The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2008, interest accrued on nonaccruing loans and not recognized as interest income was $1.9 million and interest paid on nonaccruing loans of $299,000 was recognized as interest income. During 2007, interest accrued on nonaccruing loans and not recognized as interest income was $982,000 and interest paid on nonaccruing loans of $331,000 was recognized as interest income. During 2006, interest accrued on nonaccruing loans and not recognized as interest income was $788,000 and interest paid on nonaccruing loans of $191,000 was recognized as interest income.

     The balance of impaired loans at December 31, 2008 and 2007 was $70.2 million and $9.8 million, respectively. At December 31, 2008 and 2007, impaired loans with specific loss allowances were $38.4 million and $9.8 million and the related specific allowance for loan losses were $8.4 million and $2.2 million, respectively. The average impaired loan balance was $23.5 million in 2008, compared to $7.5 million and $3.2 million in 2007 and 2006, respectively. The income recognized on impaired loans during 2008, 2007 and 2006 was $151,000, $31,000 and $60,000, respectively. Impaired loans are included in the nonaccrual loan total.

     Residential mortgage loans held for sale at December 31, 2008 and 2007 totaled $17.2 million and $1.1 million, respectively. Gains on the sale of residential mortgage loans for the years ended December 31, 2008 and 2007 were $557,000 and $472,000, respectively (recorded in other income on consolidated statements of income).

     Residential mortgage loans serviced for others totaled $397.5 million at December 31, 2008 (included $16.0 million with recourse) and totaled $335.8 million at December 31, 2007 (included $5.8 million with recourse). The residential mortgage loans serviced for others with recourse were assumed from acquisitions.

     The Bank has no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2008 and 2007. The Bank actively monitors the risk of loan concentration.

     Net assets in foreclosure at December 31, 2008 and 2007 were $1.6 million and $28,000, respectively, and are recorded in other assets on the consolidated balance sheets. During 2008, transfers from loans to assets in foreclosure were $2.4 million, additions from Willow Financial were $426,000, disposals of foreclosed properties were $1.3 million, and no charge-offs were recorded. Gains on the sale of net assets in foreclosure for the years ended December 31, 2008 and 2007 were $56,000 and $0, respectively, and are recorded in other income on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Loans (Continued)

     Loans to directors, executive officers and their associates are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Activity of these loans is as follows:

	Year Ended December 31,
	2008	2007 (1)	2006
	(Dollars in thousands)
Balance, January 1	$12,043	$17,393	$22,099
New loans	2,730	4,451	66,666
Loans acquired through acquisition	1,903	—	—
Repayments and other reductions	(3,238)	(9,801)	(71,372)
Balance, December 31	$13,438	$12,043	$17,393
____________________

(1)	A director’s affiliation with a borrower ended during the fourth quarter of 2006 accounting for the majority of the decrease in activity during 2007.

Note 6—Allowance for Loan Losses

     The table below summarizes the changes in the allowance for loan losses:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$27,328	$21,154	$19,865
Provision for loan losses	15,567	10,550	4,200
Reserve from Willow Financial acquisition	12,925	—	—
Reserve from East Penn Financial acquisition	—	3,250	—
Loans charged off	(6,829)	(8,142)	(3,711)
Recoveries	964	516	800
Balance, end of year	$49,955	$27,328	$21,154

Note 7—Premises and Equipment

     Premises and equipment consist of the following:

	Estimated	December 31,
	Useful Lives	2008	2007
		(Dollars in thousands)
Land	Indefinite	$5,467	$3,397
Buildings	15-39 years	41,111	22,146
Furniture, fixtures and equipment	3-7 years	37,336	41,357
Total cost		83,914	66,900
Less accumulated depreciation and amortization		(33,309)	(34,382)
Premises and equipment, net		$50,605	$32,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 7—Premises and Equipment (Continued)

     Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $4.3 million, $4.0 million and $3.3 million, respectively. During 2008, the Corporation disposed of premises and equipment with a cost basis of $6.0 million and accumulated depreciation of $5.4 million. The net gain on disposal of these assets of $42,000 is recorded in other income on the consolidated statements of operations.

Note 8—Goodwill and Other Intangibles

     Goodwill and identifiable intangibles were $240.7 million and $26.2 million, respectively at December 31, 2008, and $111.2 million and $10.6 million, respectively at December 31, 2007. The goodwill and identifiable intangibles balances resulted from acquisitions. Goodwill of $130.0 million, core deposit intangible of $14.1 million and customer relationship intangibles of $2.9 million were recorded related to the acquisition of Willow Financial. An earn-out payment of $1.4 million related to the acquisition of the Cornerstone Companies for meeting minimum operating results was earned and recorded as additional goodwill at December 31, 2008. During the first six months of 2008, the Corporation recorded purchase accounting adjustments related to the East Penn Financial acquisition which increased the core deposit intangible by $940,000 and reduced goodwill by $948,000. In addition, goodwill of $935,000 was written off due to the sale of Carnegie Wealth Advisors LLC which had been acquired in the Willow Financial merger. For further information related to goodwill and intangible assets, see Note 2 – Acquisitions / Dispositions.

     The changes in the carrying amount of goodwill by business segment were as follows:

	Community	Wealth
	Banking	Management	Total
	(Dollars in thousands)
Balance, January 1, 2007	$31,552	$12,404	$43,956
Net addition to goodwill from acquisitions	64,874	2,325	67,199
Balance, December 31, 2007	96,426	14,729	111,155
Net addition to goodwill from acquisitions	125,955	4,526	130,481
Goodwill written off due to sale of subsidiary	—	(935)	—
Balance, December 31, 2008	$222,381	$18,320	$240,701

     The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at December 31, 2008 and 2007 are presented below:

	December 31,
	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)
Core deposit intangibles	$23,256	$2,692	$8,351	$1,061
Other identifiable intangibles	7,209	1,524	4,288	927
Total	$30,465	$4,216	$12,639	$1,988

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 8—Goodwill and Other Intangibles (Continued)

     In 2008 and 2007, management performed its annual review of goodwill and other identifiable intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management performed its review by reporting unit and determined that there was no impairment of goodwill and other identifiable intangible assets as a part of this annual review. As part of the annual review of goodwill, management also evaluated any additional circumstances that may have required an impairment test subsequent to June 30, 2008 which also resulted in no impairment charge.

     The amortization of core deposit intangibles allocated to the Community Banking segment was $1.8 million, $328,000 and $246,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $596,000, $479,000 and $448,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $4.1 million, $3.6 million, $3.0 million, $2.5 million and $2.8 million for 2009, 2010, 2011, 2012 and 2013, respectively.

     Mortgage servicing rights of $1.6 million and $2.7 million at December 31, 2008 and 2007, respectively are included on the Corporation’s balance sheet in other intangible assets and subsequently measured using the amortization method. The mortgage servicing rights had a fair value of $1.6 million and $3.3 million at December 31, 2008 and 2007, respectively. In accordance with the provisions of SFAS No.156, “Amending Accounting for Separately Recognized Servicing Assets and Liabilities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Corporation recorded impairment charges of $1.4 million on its mortgage servicing rights in intangibles expense on the consolidated statements of income for the year ended December 31, 2008.

Note 9—Deposits

     Time deposits with balances of $100,000 or more were $626.2 million and $483.7 million at December 31, 2008 and 2007, respectively. Deposits from directors and executive officers of the Corporation were approximately $3.1 million and $2.9 million as of December 31, 2008 and 2007, respectively.

     At December 31, 2008, scheduled maturities of time deposits are as follows:

Amount
(Dollars in thousands)
2009	$1,124,899
2010	327,376
2011	99,188
2012	31,766
2013	4,263
Thereafter	1,429
Total	$1,588,921

     Deposit overdraft balances reclassified to loans totaled $4.9 million and $1.5 million at December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 10—Borrowings

Federal Funds Lines of Credit with Correspondent Banks

     Total federal funds lines of credit with correspondent banks at December 31, 2008 were $110.0 million, of which $77.7 million was unused. The weighted average rate on the outstanding balance at December 31, 2008 was 0.62%. Total federal funds lines of credit with correspondent banks at December 31, 2007 were $195.0 million, all of which was unused. These lines of credit are available for overnight funds and the rate is based on the correspondent bank’s quoted rate at the time of the transaction.

Securities Sold under Agreements to Repurchase

     As of December 31, 2008, long- term securities sold under agreements to repurchase with private entities were $237.0 million. The maturity dates range from 2011 through 2017, with call dates ranging from 2009 to 2012. The weighted average interest rate was 3.44% as of December 31, 2008. The balance and weighted average interest rate at December 31, 2008 include the purchase accounting discount and amortization related to the Willow Financial acquisition. Additionally, at December 31, 2008, the Corporation had $103.8 million of short-term securities sold under agreements to repurchase primarily with commercial customers. As of December 31, 2007, long- term securities sold under agreements to repurchase with private entities were $105.0 million with a weighted average interest rate of 4.71% and short-term securities sold under agreements to repurchase were $101.5 million.

Federal Home Loan Bank Advances

     Federal Home Loan Bank (FHLB) advances at December 31, 2008 totaled $522.7 million, all of which were long-term with a weighted average interest rate of 3.03%. FHLB advances at December 31, 2007 totaled $216.8 million, all of which were long-term with a weighted average interest rate of 4.37%. The advances are collateralized by unpledged levels of agency bonds, agency mortgage-backed securities, 1-4 family first mortgage loans, FHLB stock and other real estate related collateral net of varying market value haircuts based on the asset. Advances are made pursuant to several different credit programs offered from time to time by the FHLB. Unused lines of credit with the FHLB were $574.7 million at December 31, 2008 and $363.1 million at December 31, 2007.

     At December 31, 2008, scheduled maturities of long-term borrowings with the FHLB are as follows:

		Weighted
	Balance	Average Rate (1)
	(Dollars in thousands)
2009	$58,230	3.65%
2010	73,115	2.98%
2011	87,090	3.39%
2012	61,994	3.28%
2013	91,289	2.75%
Thereafter	150,953	2.20%
Total	$522,671	3.03%
____________________

(1)	The FHLB borrowings balance and weighted average interest rate include purchase accounting fair value adjustments, net of related amortization from the Willow Financial acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 10—Borrowings (Continued)

Trust Preferred Subordinated Debentures

     As of December 31, 2008, the Corporation has six statutory trust affiliates (collectively, the Trusts). These trusts were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to the Corporation for general corporate purposes. The Trusts hold, as their sole assets, subordinated debentures of the Corporation totaling $105.5 million. The trust preferred securities represent undivided beneficial interests in the assets of the Trusts. The financial statement carrying value of the trust preferred subordinated debentures, net of a $15.0 million purchase accounting fair value adjustment from the acquisition of Willow Financial, is $93.7 million at December 31, 2008. The Corporation owns all of the trust preferred securities of the Trusts and has accordingly, recorded $3.3 million in other assets on the consolidated statements of financial condition at December 31, 2008 representing its investment in the common securities of the Trusts. As the shareholders of the trust preferred securities are the primary beneficiaries, the Trusts qualify as variable interest entities under FIN 46R and are not consolidated in the Corporation’s financial statements.

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

     The trust preferred securities must be redeemed upon the stated maturity dates of the subordinated debentures. The Corporation may redeem the debentures, in whole but not in part, (except for Harleysville Statutory Trust II and Willow Grove Statutory Trust I which may be redeemed in whole or in part) at any time within 90 days at the specified special event redemption price following the occurrence of a capital disqualification event, an investment company event or a tax event as set forth in the indentures relating to the trust preferred securities and in each case subject to regulatory approval. For HNC Statutory Trust II, III and IV, East Penn Statutory Trust I and Willow Grove Statutory Trust I, the Corporation also may redeem the debentures, in whole or in part, at the stated optional redemption dates (after five years from the issuance date) and quarterly thereafter, subject to regulatory approval if required. The optional redemption price is equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest on the debentures to the redemption date. For Harleysville Statutory Trust I, the Corporation may redeem the debt securities, in whole or in part, at the stated optional redemption date of February 22, 2011 and semi-annually thereafter, subject to regulatory approval if required. The redemption price on February 22, 2011 is equal to 105.10% of the principal amount, and declines annually to 100.00% on February 22, 2021 and thereafter, plus accrued and unpaid interest on the debentures to the redemption date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 10—Borrowings (Continued)

     The following table is a summary of the subordinated debentures as of December 31, 2008 as originated by the Corporation and assumed from the acquisitions of Willow Financial and East Penn Financial:

		Principal
	Principal	Amount of
	Amount of	Trust
	Subordinated	Preferred
Trust Preferred Subordinated Debentures	Debentures	Securities
	(Dollars in thousands)
Issued to Harleysville Statutory Trust I in February 2001, matures in February 2031, interest rate of 10.20% per annum	$5,155	$5,000
Issued to HNC Statutory Trust II in March 2004, matures in April 2034, interest rate of three-month London Interbank Offered Rate (LIBOR) plus 2.70% per annum	20,619	20,000
Issued to HNC Statutory Trust III in September 2005, matures in November 2035, bearing interest at 5.67% per annum through November 2010 and thereafter three-month LIBOR plus 1.40% per annum	25,774	25,000
Issued to HNC Statutory Trust IV in August 2007, matures in October 2037, bearing interest at 6.35% per annum through October 2012 and thereafter three-month LIBOR plus 1.28% per annum	23,196	22,500
Issued to East Penn Statutory Trust I in July 2003, matures in September 2033, interest rate of 6.80% per annum through September 2008 and thereafter at three-month LIBOR plus 3.10% per annum	8,248	8,000
Issued to Willow Grove Statutory Trust I in March 2006, matures in June 2036, interest rate of three-month LIBOR plus 1.31% per annum	25,774	25,000
Total	$108,766	$105,500

Note 11—Income Taxes

Uncertain Tax Positions

     The Corporation adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. Previously, the Corporation had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Corporation applied FIN 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007, was $175,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Income Taxes (Continued)

     A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance, January 1, 2007	$175
Additions based on tax positions related to prior years	26
Additions based on tax positions related to the current year	48
Balance, December 31, 2007	249
Statute of limitations expiration related to prior years	(75)
Additions based on tax positions related to the current year	50
Balance, December 31, 2008	$224

     The amount of unrecognized tax benefits at December 31, 2008 and December 31, 2007, included $224,000 and $249,000, respectively, of unrecognized tax benefits which, if ultimately recognized, will reduce the Corporation’s annual effective tax rate.

     The Corporation is subject to income taxes in the U.S. federal jurisdiction, and various states, the majority of activity residing in Pennsylvania. The statue of limitations for Pennsylvania has expired on years prior to 2005. The expiration of the statute of limitations related to the various state income tax returns the Corporation and subsidiaries file, varies by state, and are expected to expire over the term of 2009 through 2013.

     The Corporation’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes on the consolidated statements of income. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statements of income. Interest accrued was $40,000, $43,000 and $17,000 as of December 31, 2008, December 31, 2007 and January 1, 2007, respectively. No penalties have been accrued to date.

     The components of income tax expense were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current income tax expense:
Federal	$8,473	$15,943	$13,221
State	155	245	162
Total current income tax expense	8,628	16,188	13,383
Deferred income tax	(3,553)	(8,916)	693
Total income tax expense	$5,075	$7,272	$14,076

     The effective income tax rates of 16.8% for 2008, 21.5% for 2007 and 26.3% for 2006 were less than the applicable federal income tax rate of 35% for each year. The reasons for these differences are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Expected income tax expense	$10,707	$12,102	$18,779
Tax-exempt income net of interest disallowance	(5,925)	(4,707)	(4,740)
Other	293	(123)	37
Actual income tax expense	$5,075	$7,272	$14,076

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Income Taxes (Continued)

     The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2008		2007
	Asset	Liability	Asset	Liability
	(Dollars in thousands)
Allowance for loan losses	$15,272	$—	$8,494	$—
Bad debt recapture	—	54	—	—
Specific reserves	2,212	—	—	—
Lease assets	—	—	—	1,666
Deferred loan fees	—	2,970	—	2,895
Deferred compensation	3,365	—	2,936	—
Pension	162	—	595	—
Stock-based compensation expense	54	—	40	—
Mortgage servicing rights	—	545	—	941
Depreciation	—	445	—	513
Unrealized loss on investment securities	15,623	—	1,320	—
Net unrealized gain on derivative used for cash flow hedge	2	—	62	—
Purchase accounting adjustments	19,800	—	—	1,284
Deferred gain on sale-leaseback of bank properties	5,760	—	5,979	—
Other	2,256	—	—	1,857
Total deferred taxes	$64,506	$4,014	$19,426	$9,156

     As a result of the acquisitions of Willow Financial in 2008, the Corporation recorded a net deferred tax asset of approximately $32.4 million. As a result of the acquisition of East Penn Financial during 2007, the Corporation recorded a net deferred tax liability of approximately $1.3 million. For additional information related to the deferred gain on sale-leaseback of bank properties during 2007 of $6.0 million, see Note 2—“Acquisitions / Dispositions.”

Note 12—Pension Plans

Defined Benefit Pension Plan

     The Corporation has a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits were based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement. On October 31, 2007, the Corporation announced that it formally amended its pension plan to provide for its termination. Employees ceased to accrue additional pension benefits as of December 31, 2007, and pension benefits are not being provided under a successor pension plan. All retirement benefits earned in the pension plan as of December 31, 2007 were preserved and all participants became fully vested in their benefits upon plan termination. On July 3, 2008, the Corporation purchased $896,000 of terminal funding annuity contracts for participants in pay status at that time. During 2008, the majority of assets were distributed to those participants that elected lump sum payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12—Pension Plans (Continued)

     The following table summarizes the effect of the pension plan settlement which occurred in 2008:

	Year Ended
	December 31, 2008

	Before	Effect of	After
Assets and obligations:	Settlement	Settlement	Settlement
	(Dollars in thousands)
Vested benefit obligation	$12,226	$(11,831)	$395
Non-vested benefits	—	—	—
Accumulated benefit obligation	12,226	(11,831)	395
Effect of future compensation levels	—	—	—
Projected benefit obligation	$12,226	$(11,831)	$395

Plan assets at fair value	$11,695	$(11,624)	$71
Unrecognized net asset at transition	(33)	32	(1)
Unrecognized net loss (gain) subsequent to transition	1,707	(1,657)	50
Adjustment required to recognize minimum liability	(1,674)	1,625	(49)
(Prepaid)/accrued pension cost	531	(207)	324

     The Corporation recorded a one-time pre-tax charge related to the pension plan curtailment of approximately $1.9 million in 2007 as detailed in the following table. The curtailment charge was recorded in other expenses in the consolidated statements of income and impacted the Community Banking and Wealth Management segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12—Pension Plans (Continued)

     The plan’s funded status for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$11,874	$11,586
Service cost	—	1,166
Interest cost	426	683
Actual (gain) loss	(281)	182
Benefits paid	(11,624)	(1,433)
Change in assumptions (plan curtailment)	—	(310)
Benefits obligation at end of year	$395	$11,874
Change in plan assets:
Fair value of plan assets at beginning of year	$10,200	$9,575
Actual return on plan assets	245	808
Employer contribution	1,250	1,250
Benefits paid	(11,624)	(1,433)
Fair value of plan assets at end of year	$71	$10,200
Funded status at end of year	$(324)	$(1,674)

     The accumulated benefit obligation for the defined benefit pension plan was $395,000 and $11.9 million at December 31, 2008 and December 31, 2007, respectively.

     Information for the Corporation’s defined benefit pension plan with an accumulated benefit obligation in excess of plan assets follows:

	Year Ended
	December 31,
	2008	2007
	(Dollars in thousands)
Projected benefit obligation	$395	$11,874
Accumulated benefit obligation	395	11,874
Fair value of plan assets	71	10,200

	Year Ended
Weighted-average assumptions used to determine	December 31,
pension plan obligations as of December 31,	2008	2007	2006
Discount rate	4.75%	4.75%	6.00%
Rate of compensation increase	0.00%	0.00%	4.00%

	Year Ended
Weighted-average assumptions used to determine	December 31,
Pension plan net periodic benefit cost as of December 31,	2008	2007	2006
Discount rate	4.75%	6.00%	6.00%
Expected return on plan assets	4.75%	6.00%	6.00%
Rate of compensation increase	0.00%	4.00%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12—Pension Plans (Continued)

	Year Ended
	December 31,
Components of net periodic benefit expense	2008	2007	2006
	(Dollars in thousands)
Service cost	$—	$1,166	$1,041
Interest cost	426	683	654
Expected return on plan assets	(349)	(600)	(551)
Amortization of unrecognized net actuarial losses	41	76	118
Net periodic benefit expense	$118	$1,325	$1,262

     The pension plan assets were previously invested with a growth and income strategy with a target asset allocation of 60% equity and 40% fixed income securities. This allocation was changed to a preservation of capital objective pursuant to the decision to terminate the plan. In 2007, the pension plan equity reduction strategy was implemented along with a re-allocation of fixed income securities and cash equivalents in preparation for the third quarter 2008 final distribution to participants. The reduction in equities began in late August 2007 and accelerated with sales in September 2007. At December 31, 2008, any remaining undistributed funds have been allocated to cash and cash equivalents.

     During November 2007, the final sales were initiated to close out the remaining equity positions, which represented less than 5% of the portfolio. The Fixed Income portfolio was re-allocated with maturity considerations for final benefits to be paid in 2008. Cash has been reinvested into high quality fixed income instruments and cash equivalents such as, secondary certificate of deposits, government agencies and insured taxable municipals.

     The Corporation’s pension plan weighted-average asset allocations by asset category are as follows:

	Percentage of
	Plan Assets at
	December 31,
	2008	2007
Asset Category
Equity securities	—%	—%
Debt securities	—%	33.4%
Cash and cash equivalents	100.0%	66.6%
Total	100.0%	100.0%

     In March 2009, the Corporation will process a final contribution of $371,000 to the pension plan, which together with the remaining plan assets, will be utilized to purchase $435,000 in terminal funding annuity contracts for any remaining participants entering pay status. At December 31, 2008, the contribution is accrued in other liabilities on the consolidated balance sheets.

Supplemental Benefit Plans

     The Corporation maintains a Supplemental Executive Retirement Plan for certain officers and key employees. The plan provides for payment to the covered employee of an annual supplemental retirement benefit up to 50% of their average annual compensation upon retirement, thereafter offset by the employer’s share of social security, defined benefit pension and available employer’s 401(k) matching contribution. There is a lifetime payout in retirement benefits with a minimum payout of 10 years. There is a pre-retirement death benefit, payable for 10 years, of 100% of the average annual compensation for the first year, and up to 50% of the average annual compensation for the next 9 years. The Corporation’s liability under these agreements is being accrued over the participants’ remaining service period. The accrued benefit obligation as of December 31, 2008 and 2007 was $5.1 million and $5.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12—Pension Plans (Continued)

     In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed an obligation under the East Penn Supplemental Executive Retirement Plan which provides for a fixed payment to the covered employee beginning at age 62 with a 15 year benefit period. The pre-retirement death benefit is the accrued benefit. The liability for this agreement has been fully accrued. The accrued benefit obligation as of December 31, 2008 and 2007 was $594,000 and $593,000, respectively.

     In connection with the acquisition of Willow Financial in 2008, the Corporation assumed obligations under the Willow Financial Supplemental Executive Retirement Plan covering seven executives. Upon the effective date of the Willow Financial acquisition, each individual’s interest in the plan became fully vested. The accrued obligation as of December 31, 2008 was $724,000, of which $416,000 will be paid in the first quarter of 2009 to individuals electing a lump-sum payment. The remaining balance is for one executive who elected to receive five annual payments commencing in February 2009. As a result of the Willow Financial acquisition, the Corporation also assumed the Willow Financial Directors’ Retirement Plan (Directors’ Plan) and the Willow Financial Presidents’ Supplemental Retirement Agreement (Presidents’ Plan). The Directors’ Plan provides for a fixed monthly payment for a 10-year period beginning in June 2009 to the participating former Willow Financial directors. The Presidents’ Plan for a former President provides for a fixed monthly payment through February 2016. The accrued liabilities of the Directors’ Plan and President’s Plan were $944,000 and $582,000, respectively at December 31, 2008.

Defined Contribution Plan

     The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. Prior to January 1, 2008, the Corporation matched 50% of pre-tax employee contributions up to a maximum of 3%. Effective January 1, 2008, in addition to the company match up to a maximum of 3%, all eligible employees began receiving a company funded basic contribution to the 401(k) plan equal to 2% of eligible earnings. For 2008, the company funded 401(k) match contribution was $931,000 and the basic company funded 401(k) contribution was $822,000 for a total of $1.8 million in contributions charged to earnings. Contributions charged to earnings for 2007 and 2006 were $742,000 and $628,000, respectively.

Willow Financial Bank Employee Stock Ownership Plan

     In connection with the acquisition of Willow Financial on December 5, 2008, the Corporation assumed the Willow Financial Bank 401(k)/ Employee Stock Ownership Plan (ESOP). As of December 5, 2008, the 401(k)/ESOP was frozen with termination and final distributions pending approval by the appropriate regulatory authorities. No additional contributions to the plan will be accepted, but loan repayments by participants are permitted. At December 5, 2008, the ESOP portion of the plan had two outstanding loans with a total principal balance of $4.2 million due to Willow Financial Bancorp, Inc. The shares originally purchased with the loan funds were held in a suspense account for allocation among the participants as the loans are repaid. Shares released from the loan collateral were in an amount proportional to repayment of the original ESOP loans. At December 31, 2008, there were 324,113 unallocated ESOP shares remaining to be utilized to pay down the remaining loan principal balance, representing a fair value of $4.7 million. Upon repayment of the loans, any remaining shares will be allocated to the participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 13—Stock Repurchase Program and Stock Dividend

     The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes. On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (adjusted for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9% of its outstanding common stock. As of December 31, 2008, the maximum number of shares that may yet be purchased under the plan is 731,761.

     On September 15, 2006, the Corporation paid a five percent stock dividend on its common stock to shareholders of record as of September 1, 2006. All prior period amounts in the consolidated financial statements and footnotes have been restated to reflect these stock dividends.

Note 14—Stock-Based Compensation

     The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At December 31, 2008, 2,663,395 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The options granted during 2008 have a term of three years and vest over seven years. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at December 31, 2008, the Corporation had 556,506 assumed stock options from the Willow Financial acquisition completed in 2008. The options have a term of ten years and are exercisable at prices ranging from $5.19 to $22.34. Also, at December 31, 2008, the Corporation had 25,480 assumed stock options from the East Penn Financial acquisition completed in 2007. The options have a term of ten years and are exercisable at prices ranging from $5.94 to $13.07.

     The Corporation recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) adopted at January 1, 2006 under the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed SFAS 123 and APB 25, “Accounting for Stock Issued to Employees” with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures.

     For grants subject to a service condition that were awarded on or after January 1, 2006, the Corporation utilizes the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. Grants subject to a service condition were awarded in 2008 and 2006 while grants subject to a market condition were awarded in 2007. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The fair value of options granted with a service condition were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data for grants in 2008 and 2006, respectively: weighted-average dividend yield of 5.74% and 3.52%; weighted-average expected volatility of 44.31% and 32.19%, weighted average risk-free interest rate of 2.40% and 4.64% (4.42% to 5.08%) and a weighted-average expected life of 6.20 and 7.28 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation (Continued)

     For grants subject to a market condition that were awarded in 2007, the Corporation utilized a Monte Carlo simulation to estimate the fair value and determine the derived service period. Compensation is recognized over the derived service period with any unrecognized compensation cost immediately recognized when the market condition is met. These awards vest when the Corporation’s common stock reaches targeted average trading prices for 30 days within five years from the grant date. Vesting cannot commence before six months from the grant date. The term and exercise price of the options are the same as previously mentioned. The fair value and derived service period (the median period in which the market condition is met) were determined using a Monte Carlo simulation with the following assumptions: weighted average dividend yield of 4.59% based on historical data, weighted-average expected volatility of 32.65% based on historical data, risk-free rate of 4.54% to 5.17%, weighted average expected life of 6.04 years and a uniform post-vesting exercise rate (mid-point of vesting and contractual term).

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

     In accordance with SFAS 123(R), stock based compensation expense is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was $136,000, $118,000 and $440,000 for 2008, 2007, and 2006, respectively.

     The Corporation has the following shareholder approved fixed stock option plans that are maintained to advance the development, growth and financial condition of the Corporation as described below. In connection with the acquisition of Willow Financial in 2008, the Corporation assumed all obligations under the Willow Financial 1999 and 2002 Stock Option Plans, as well as obligations that remained open under the Willow Grove Bank and Chester Valley Bank stock option plans at the effective time of the merger. The Plans provided options grants to non-employee directors, as well as employees. The change in control accelerated the vesting of all outstanding stock options to 100%. In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed all obligations under the East Penn Financial 1999 Independent Director Stock Option Plan and the 1999 Stock Incentive Plan. In connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. All share information has been adjusted to reflect stock dividends. For additional information on the accounting for share-based compensation plans, see Note 1, “Significant Accounting Policies—Stock-Based Compensation.”

     1998 Independent Directors Stock Option Plan: This plan provides that shares of the Corporation’s stock be issued to non-employee directors. During 2008, no stock options were granted under the plan. At December 31, 2008, there were 258,564 stock options outstanding under the plan. The plan expired on October 8, 2008; therefore, no further stock options may be awarded under the plan.

     East Penn Financial 1999 Independent Director Stock Option Plan Converted to Harleysville Stock Options: In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed all obligations under the East Penn Financial 1999 Independent Director Stock Option Plan. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to pro-ration parameters outlined in the merger agreement. Stock options totaling 23,548 were assumed on the effective date of the merger. A total of 21,025 stock options remained outstanding under the plan at December 31, 2008. No further stock options may be granted under the plan.

     1993 Stock Incentive Plan: This plan provides that shares of the Corporation’s common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. No stock options remain available for grant under the 1993 Stock Incentive Plan. At December 31, 2008, there were 7,855 stock options outstanding under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation (Continued)

     1998 Stock Incentive Plan: This plan provides that shares of the Corporation’s common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. No stock options were granted during 2008. The plan expired on October 8, 2008; therefore, no future stock options may be awarded under the plan. At December 31, 2008, there were 561,377 options outstanding under the plan.

     2004 Omnibus Stock Incentive: This plan provides that shares of the Corporation’s common stock be issued to certain employees and/or directors of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. During 2008, there were 210,082 stock options granted under the plan. As of December, 31, 2008, stock options of 910,468 remained available for grant. At December 31, 2008, there were 247,157 stock options outstanding under the plan.

     Millennium Bank Stock Compensation Program Converted to Harleysville Stock Options: In connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to proration parameters outlined in the merger agreement. Stock options totaling 328,327 were assumed on the effective date of the merger. In conjunction with the sale of Cumberland Advisors, Inc. which took place in 2005, 36,209 non-qualified performance based stock options were cancelled. No stock option awards remain outstanding and exercisable under the program at December 31, 2008. No further stock options may be granted under the program.

     East Penn Financial 1999 Stock Incentive Plan Converted to Harleysville Stock Options: In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed all obligations under the East Penn Financial 1999 Stock Incentive Plan. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to proration parameters outlined in the merger agreement. Stock options totaling 1,932 were assumed on the effective date of the merger. A total of 1,092 stock options remained outstanding under the plan at December 31, 2008. No further stock options may be granted under the plan.

     Willow Financial Bancorp Stock Incentive Plans: In connection with the acquisition of Willow Financial Bancorp in 2008, the Corporation assumed all obligations under Willow’s 1999 and 2002 Stock Option Plans, as well as obligations that remained open under the Willow Grove Bank and Chester Valley Bank stock option plans at the effective time of the merger. The Plans provided stock options grants to non-employee directors, as well as employees. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, 556,506 stock options were converted according to proration parameters outlined in the merger agreement. At December 31, 2008, a total of 551,653 stock options remained outstanding and exercisable under the plan. No further stock options may be granted under the plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation (Continued)

     A summary of option activity under the Corporation’s stock option plans as of December 31, 2008 and changes during the year then ended is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2008	1,113,499	$15.74
Granted	210,082	14.06
Options assumed from Willow Financial acquisition (see note 2)	556,506	14.17
Exercised	(161,163)	9.41
Forfeited (unvested)	(25,574)	21.66
Cancelled (vested)	(44,627)	24.72
Outstanding at December 31, 2008	1,648,723	$15.28	3.94	$3,204

Exercisable at December 31, 2008	1,385,057	$15.36	3.34	$3,125

     The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $3.54, $3.73 and $5.23, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $890,000, $514,000 and $4.6 million, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

     A summary of the status of the Corporation’s nonvested shares as of December 31, 2008 is as follows:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2008	108,736	$5.37

Granted	210,082	3.54

Share obligations assumed from
Willow Financial acquisition	556,506	3.59

Vested	(586,086)	3.73

Forfeited	(25,574)	6.00

Nonvested at December 31, 2008	263,664	$3.74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 14—Stock-Based Compensation (Continued)

     As of December 31, 2008, there was a total of $857,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 were $2.2 million (includes $2.0 million from Willow Financial acquisition), $356,000 and $360,000, respectively. The tax benefit realized for the tax deductions from option exercises totaled $305,000, $119,000 and $1.3 million for 2008, 2007, and 2006, respectively.

     In addition, the Corporation maintains the Harleysville National Corporation Stock Bonus Plan to award employees in recognition of exemplary service during each calendar year. The Corporation’s Board of Directors authorized the registration of 70,354 shares of common stock for issuance under this plan in December 1996. The Stock Bonus Plan is administered by the Compensation Committee of the Corporation. The committee annually determines, in its sole discretion, the amount of shares the Corporation awards. The Corporation awarded 129 shares during 2008. As of December 31, 2008, a total of 22,695 shares remained available for awards under the plan.

Note 15—Earnings Per Share

     The calculations of basic and diluted earnings per share are presented below. All weighted average shares, actual shares and per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits. See Note 1 of the consolidated financial statements for a discussion on the calculation of earnings per share.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except
	per share information)
Basic earnings per share
Net income available to common shareholders	$25,093	$26,595	$39,415
Weighted average common shares outstanding	32,201,150	29,218,671	28,946,847
Basic earnings per share	$0.78	$0.91	$1.36

Diluted earnings per share
Net income available to common shareholders
and assumed conversions	$25,093	$26,595	$39,415
Weighted average common shares outstanding	32,201,150	29,218,671	28,946,847
Dilutive potential common shares(1),(2)	162,987	241,227	406,281
Total diluted weighted average common shares
outstanding	32,364,137	29,459,898	29,353,128
Diluted earnings per share	$0.78	$0.90	$1.34
____________________

(1)	Includes incremental shares from assumed conversions of stock options.

(2)	Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For 2008, 2007, and 2006, there were 1,037,645, 475,952 and 416,353 antidilutive options at an average price of $18.79, $23.44 and $24.50 per share, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 16—Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income

      The components of other comprehensive (loss) income are as follows:

		Tax
	Before	Benefit	Net of
For the year ended December 31, 2008	tax amount	(Expense)	tax amount
	(Dollars in thousands)
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(40,146)	$14,051	$(26,095)
Less reclassification adjustment for net gains on sales of
available for sale securities realized in net income	2,642	(925)	1,717
Less reclassification adjustment for other-than-temporary
impairment of available for sale securities recognized in net
income	(1,923)	673	(1,250)
Net unrealized losses	(40,865)	14,303	(26,562)
Change in fair value of derivatives used for cash flow hedges	171	(60)	111
Other comprehensive loss, net	$(40,694)	$14,243	$(26,451)

		Tax
	Before	(Expense)	Net of
For the year ended December 31, 2007	tax amount	Benefit	tax amount
	(Dollars in thousands)
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$4,856	$(1,700)	$3,156
Less reclassification adjustment for net gains realized in net
income	1,187	(415)	772
Less reclassification adjustment for other-than-temporary
impairment of available for sale securities recognized in net
income	(55)	19	(36)
Net unrealized gains	3,724	(1,304)	2,420
Change in fair value of derivatives used for cash flow hedges	(643)	225	(418)
Reversal of FAS 158 adjustment due to defined benefit pension
plan curtailment	2,361	(826)	1,535
Other comprehensive income, net	$5,442	$(1,905)	$3,537

		Tax
	Before	(Expense)	Net of
For the year ended December 31, 2006	tax amount	Benefit	tax amount
	(Dollars in thousands)
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$5,548	$(1,942)	$3,606
Less reclassification adjustment for net losses realized in net
income	(674)	236	(438)
Net unrealized gains	6,222	(2,178)	4,044
Change in fair value of derivatives used for cash flow hedges	(141)	49	(92)
Amortization of unrealized loss on termination of cash flow
hedge	151	(53)	98
Other comprehensive income, net	$6,232	$(2,182)	$4,050

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 16—Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income (Continued)

     The components of other accumulated other comprehensive (loss) income, net of tax, which is a component of shareholders’ equity were as follows:

	Net Unrealized	Net Change in			Transition
	(Losses) Gains	Fair Value of	Net Change in	Net Change	Asset Related	Accumulated
	on Available	Derivatives	Termination of	Related to	to Defined	Other
	For Sale	Used for Cash	Cash Flow	Defined Benefit	Benefit	Comprehensive
	Securities	Flow Hedges	Hedge	Pension Plan	Pension Plan	(Loss) Income
Balance, December 31, 2005	$(8,916)	$396	$(98)	$—	$—	$(8,618)
Net Change	4,044	(92)	98	(1,579)	44	2,515
Balance, December 31, 2006(1)	(4,872)	304	—	(1,579)	44	(6,103)
Net Change	2,420	(418)	—	1,579	(44)	3,537
Balance, December 31, 2007	(2,452)	(114)	—	—	—	(2,566)
Net Change	(26,562)	111	—	—	—	(26,451)
Balance, December 31, 2008	$(29,014)	$(3)	$—	$—	$—	$(29,017)
____________________

(1)	At December 31, 2006, the Corporation adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and recognized as an adjustment to the December 31, 2006 balance of accumulated other comprehensive income, net of tax, the net loss and transition asset that had not been included in the net periodic benefit cost of its pension plan for $1.5 million.

Note 17—Segment Information

     The Corporation operates two main lines of business along with several other operating segments. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) establishes standards for the way public business enterprises report information about operating segments. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Corporation’s chief operating decision-maker is the President and Chief Executive Officer. The Corporation has applied the aggregation criteria set forth in SFAS 131 for operating segments establishing two reportable segments: Community Banking and Wealth Management.

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

     The Wealth Management segment includes: trust and investment management services, providing investment management, trust and fiduciary services, estate settlement and executor services, financial planning, and retirement plan and institutional investment services; employee benefits services; and the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Major revenue component sources include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. Expenses primarily consist of personnel and support charges. Additionally, the Wealth Management segment includes an inter-segment credit related to trust deposits which are maintained within the Community Banking segment using a transfer pricing methodology.

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

     Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

	Community
	Banking	Wealth Management	All Other	Consolidated Totals
	(Dollars in thousands)
Year Ended December 31, 2008
Net interest income (expense)	$109,030	$280	$(5,170)	$104,140
Provision for loan losses	15,567	—	—	15,567
Noninterest income	27,175	18,689	353	46,217
Noninterest expense	86,852	16,869	901	104,622
Income (loss) before income taxes (benefit)	33,786	2,100	(5,718)	30,168
Income taxes (benefit)	6,138	833	(1,896)	5,075
Net income (loss)	$27,648	$1,267	$(3,822)	$25,093
Assets	$5,447,646	$30,437	$12,426	$5,490,509

	Community
	Banking	Wealth Management	All Other	Consolidated Totals
	(Dollars in thousands)
Year Ended December 31, 2007
Net interest income (expense)	$84,563	$451	$(2,580)	$82,434
Provision for loan losses	10,550	—	—	10,550
Noninterest income	23,947	18,658	733	43,338
Noninterest expense	64,751	15,744	860	81,355
Income (loss) before income taxes (benefit)	33,209	3,365	(2,707)	33,867
Income taxes (benefit)	6,917	1,502	(1,147)	7,272
Net income (loss)	$26,292	$1,863	$(1,560)	$26,595
Assets	$3,862,378	$25,572	$15,051	$3,903,001

	Community
	Banking	Wealth Management	All Other	Consolidated Totals
	(Dollars in thousands)
Year Ended December 31, 2006
Net interest income (expense)	$84,775	$470	$(2,072)	$83,173
Provision for loan losses	4,200	—	—	4,200
Noninterest income	29,735	14,878	735	45,348
Noninterest expense	56,049	13,553	1,228	70,830
Income (loss) before income taxes (benefit)	54,261	1,795	(2,565)	53,491
Income taxes (benefit)	14,475	717	(1,116)	14,076
Net income (loss)	$39,786	$1,078	$(1,449)	$39,415
Assets	$3,195,051	$19,475	$35,302	$3,249,828

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 18—Lease Commitments and Contingent Liabilities

Lease Commitments

     Lease commitments for equipment and banking locations expire intermittently over the years through 2037. As a part of the acquisition of Willow Financial, the Corporation assumed 28 additional leases with intermittent expirations through 2027. Most banking location leases require the lessor to pay insurance, maintenance costs, and property taxes. In December 2007, the Corporation sold its headquarter’s property along with fourteen branch properties and entered into a sale-leaseback agreement with the purchaser. At December 31, 2008, the remaining term of these leases was fourteen years with options to renew for up to forty additional years. Approximate minimum rental commitments for non-cancelable operating leases at December 31, 2008, are as follows:

Minimum Lease
Payments
(Dollars in thousands)
For the year ending:
2009	$9,214
2010	8,655
2011	8,353
2012	7,714
2013	7,548
Thereafter	83,073
Total	$124,557

     Total rent expense amounted to $5.6 million, $3.2 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other

     As a result of the acquisition of Willow Financial, the Corporation recorded a liability in purchase accounting of $2.7 million in connection with certain legal contingencies which existed prior to the acquisition. The amount accrued represents estimated settlement and legal costs on ongoing litigation assumed from Willow Financial. There can be no assurance that any of the outstanding legal proceedings to which the Corporation is a party as a successor in interest to Willow Financial will not be decided adversely to the Corporation’s interests and have a material effect on the financial condition and operations of the Corporation.

     Based on consultation with the Corporation’s legal counsel, management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. Except as noted above, there are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

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

     The approximate contract amounts are as follows:

	Total Amount
	Committed at
	December 31,
Commitments	2008	2007
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$995,125	$822,995
Standby letters of credit and financial guarantees written	34,806	23,473
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	124,214	58,928
Interest rate cap agreements	200,000	200,000

     Standby letters of credit expire as follows: $32.3 million in one year or less, $2.5 million after one year through three years, $69,000 after three years through five years and $0 after five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 19—Financial Instruments with Off-Balance Sheet Risk (Continued)

     During 2008, the Corporation had cash flow hedges with notional amounts totaling $45.0 million which matured. These swaps had the effect of converting rates on money market deposit accounts to a fixed-rate cost of funds. This strategy was undertaken to allow the Bank to recognize, in a rising rate environment, a larger interest rate spread than it otherwise would have without the swaps in effect. In addition, two cash flow hedges with a notional amount of $10.0 million that had the effect of converting variable debt to a fixed rate matured during 2008. For both of these types of swaps, the Corporation recognized net interest expense of 192,000 for the year ended December 31, 2008 and net interest income of $287,000 and $442,000 for the years ended December 31, 2007, and 2006, respectively. During the first quarter of 2005, the Corporation terminated a cash flow hedge with a notional value of $25.0 million. The gross loss related to the termination of this swap was $310,000 which was amortized through October 2006 in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” For the year ended December 31, 2006, the Corporation amortized $151,000 into net interest income related to this swap. Periodically, the Corporation may enter into fair value hedges to limit the exposure to changes in the fair value of loan assets. At December 31, 2008, the Corporation had a fair value hedge in the form of an interest rate swap with a notional amount of $1.9 million which matures in 2017. In addition, four fair value hedges with notional amounts totaling $7.5 million were acquired from Willow Financial with maturity dates ranging from 2013 to 2016. These swaps do not qualify for hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statements of income. As such, based on the decrease in the market value of these interest rate swaps during 2008, the Corporation recognized a loss of $183,000 in other expense in the consolidated statement of operations. During 2008, the Corporation terminated a fair value hedge in the form of an interest rate swap with a notional amount of $2.0 million. For fair value hedges, the Corporation recognized net interest expense of $81,000 for the year ended December 31, 2008 and net interest income of $59,000 and $7,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2008, the Corporation had swap agreements with a negative fair value of $1.1 million. At December 31, 2007, the Corporation had swap agreements with a positive fair value of $10,000 and with a negative fair value of $366,000. There was no hedge ineffectiveness recognized during 2008, 2007 and 2006.

     During March 2007, the Corporation purchased one and three month Treasury bill interest rate cap agreements with notional amounts totaling $200 million to limit its exposure on variable rate NOW deposit accounts. The initial premium related to these caps was $73,000 which is being amortized to interest expense over the life of the cap based on the cap market value. The Corporation recognized amortization of $16,000 and $8,000 for the year ended December 31, 2008 and 2007, respectively. At December 31, 2008, these caps, designated as cash flow hedges, had a positive fair value of $0. At December 31, 2007, these caps had a positive fair value of $222. The caps mature in March 2009. Due to notional mismatch, $43,000 was recognized in other expense during the year ended December 31, 2008. During 2007, the Corporation accelerated the reclassification of an immaterial amount in other comprehensive income to earnings as a result of variable-rate interest payments becoming probable not to occur. The accelerated amount was a loss of $7,000 recognized in interest expense.

     During 2008, the Corporation began to offer certain derivative products directly to qualified commercial borrowers. The Corporation economically hedges derivative transactions executed with commercial borrowers by entering into mirror-image, offsetting derivatives with third parties. Derivative transactions executed as part of this program are not designated in SFAS 133-qualifying hedging relationships and are, therefore, marked-to-market through earnings each period. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset through earnings. These derivatives have maturity dates ranging from 2010 to 2018. As of December 31, 2008, the fair value of the derivative assets and the fair value of the offsetting derivative liabilities were $4.5 million and $4.5 million, respectively. Fees earned in connection with the execution of derivatives related to this program are recognized in other noninterest fee income. The derivative asset and liability values above include an adjustment related to the consideration of credit risk required under FAS 157 of $18,000, which is also recognized as an adjustment to other noninterest fee income.

     The Bank also had commitments with customers to extend mortgage loans at a specified rate at December 31, 2008 and December 31, 2007 of $36.4 million and $3.4 million, respectively and commitments to sell mortgage loans at a specified rate at December 31, 2008 and December 31, 2007 of $53.1 million and $2.4 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At December 31, 2008, the Corporation had commitments with a positive fair value of $274,000 and negative fair value of $48,000 which was recorded as other income. At December 31, 2007, the Corporation had commitments with a positive fair value of $19,000 and negative fair value of $19,000 which was recorded as other income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 19—Financial Instruments with Off-Balance Sheet Risk (Continued)

     During December 2004 and January 2005, the Bank sold lease financing receivables of $10.5 million. Of these leases, $1.2 million were sold with full recourse and the remaining leases were sold subject to recourse with a maximum exposure of ten percent of the outstanding receivable. The total recourse exposure at the time of the sale of the leases was $2.0 million. The Bank’s total recourse exposure at December 31, 2008 was $26,000. After the first anniversary of the sale agreement, and on a quarterly basis thereafter, upon written request by the Bank, the purchaser will review the portfolio performance and may reduce the total exposure to an amount equal to ten percent of the outstanding net book value. The Bank will be subject to the full and partial recourse obligations until all the lease financing receivables have been paid or otherwise been terminated and all equipment has been sold or disposed of. The final lease payment is due in 2010. The outstanding balance of these sold leases at December 31, 2008 was $187,000. At December 31, 2008 and December 31, 2007, the Bank had $1,000 and $17,000, respectively, on the balance sheet as a recourse liability.

Note 20—Regulatory Capital

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$384,522	8.88%	$346,333	8.00%	$432,917	10%
Harleysville National Bank	370,552	8.58%	345,536	8.00%	431,920	10%
Tier 1 Capital (to risk weighted assets):
Corporation	334,467	7.73%	173,167	4.00%	259,750	6%
Harleysville National Bank	320,497	7.42%	172,768	4.00%	259,152	6%
Tier 1 Capital (to average assets):
Corporation	334,467	8.19%	163,315	4.00%	204,144	5%
Harleysville National Bank	320,497	7.88%	162,689	4.00%	203,361	5%

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provision
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$329,887	10.67%	$247,273	8.00%	$309,091	10%
Harleysville National Bank	312,880	10.16%	246,286	8.00%	307,858	10%
Tier 1 Capital (to risk weighted assets):
Corporation	302,459	9.79%	123,637	4.00%	185,455	6%
Harleysville National Bank	285,452	9.27%	123,143	4.00%	184,715	6%
Tier 1 Capital (to average assets):
Corporation	302,459	8.72%	138,795	4.00%	173,494	5%
Harleysville National Bank	285,452	8.29%	137,722	4.00%	172,153	5%

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table) of total and Tier 1 capital to risk-weighted assets. Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.

     The National Banking Laws require the approval of the Office of the Comptroller of the Currency if the total of all dividends declared by a national bank in any calendar year exceed the net profits of the bank (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank may declare dividends in 2009 of approximately $8.3 million plus an amount equal to the net profits of the Bank in 2009 up to the date of any such dividend declaration.

     Banking regulations limit the amount of investments, loans, extensions of credit and advances that a subsidiary bank can make to an affiliate at any time to 10% and in the aggregate or to a single financial subsidiary, to 20% of the Bank’s capital stock and surplus. These regulations also require that certain covered transactions including a loan, extension of credit or advance to an affiliate be secured by securities having a market value in excess of the amount thereof. At December 31, 2008, the Bank’s investments in the Cornerstone Companies and BeneServ, Inc. (financial subsidiaries) of $27.5 million were in compliance with the limitations and not subject to collateral requirements.

Note 21—Fair Value Measurements

     Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. There have been no material changes in valuation techniques as a result of the adoption of SFAS No. 157.

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

Note 21—Fair Value Measurements (Continued)

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

Securities Available for Sale

     Securities classified as available for sale are reported using Level 1, Level 2 and Level 3 inputs. Level 1 instruments generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. During the fourth quarter of 2008, certain collateralized debt obligation investments in pooled trust preferred securities were transferred from Level 2 into Level 3. The Corporation obtained a third party cash flow analysis to determine the projected level of uncollected principal and the resulting fair value. The cash flow analysis included market information such as instrument performance and relevant corporate data associated with certain issuers included within the pooled trust. The Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments which were classified as Level 3 securities available for sale in the Corporation’s previously issued financial statements were reclassified to a separate line item on the Corporation’s consolidated balance sheets as of December 31, 2007 since they do not have readily determinable fair values for purposes of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investment securities are carried at cost and periodically evaluated for impairment. This presentation change is considered to be immaterial.

Residential Mortgage Loans Held for Sale

     Residential mortgage loans originated and intended for sale in the secondary market are carried at estimated fair value. The Corporation estimates the fair value of mortgage loans held for sale using current secondary loan market rates. The Corporation has determined that the inputs used to value its mortgage loans held for sale fall within Level 2 of the fair value hierarchy. The Corporation elected to apply the provisions of SFAS 159 in December 2008 as a result of the portfolio of loans held for sale acquired from Willow Financial. This election resulted in a fair value adjustment of $215,000 recorded in other income on the consolidated statements of income in the fourth quarter of 2008. Prior to the fourth quarter of 2008, residential mortgage loans held for sale were carried at lower of cost or market.

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

Note 21—Fair Value Measurements (Continued)

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

     Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

     Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets/Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Investment securities available for sale	$21,666	$1,117,133	$3,149	$1,141,948
Residential mortgage loans held for sale	—	17,165	—	17,165
Derivatives	—	4,797	—	4,797
Total assets	$21,666	$1,139,095	$3,149	$1,163,910
Liabilities
Derivatives	$—	$5,689	$—	$5,689
Total liabilities	$—	$5,689	$—	$5,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 21—Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

     The table below presents a reconciliation for assets measured at fair value on a recurring basis for which the Corporate has utilized significant unobservable inputs (Level 3).

Investment
Securities
(Dollars in thousands)	Available for
Sale
Balance, January 1, 2008	$—
Transfers into Level 3	5,072
Total losses realized
Included in earnings(1)	(1,923)
Included in other comprehensive income	—

Balance, December 31, 2008	$3,149

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains or
losses relating to assets still held at December 31,
2008	$—
____________________

(1)	The loss is reported as an other–than-temporary impairment loss on investment securities available for sale in the income statement.

Assets Measured at Fair Value on a Nonrecurring Basis

     A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed as follows. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

Impaired Loans

     Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Individually impaired loans are measured based on the fair value of the collateral for collateral dependent loans. The value of the collateral is determined based on an appraisal by qualified licensed appraisers hired by the Corporation or other observable market data which is readily available in the marketplace. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. At December 31, 2008, impaired loans had a carrying amount of $70.2 million with a valuation allowance of $8.4 million. Impaired loans with a carrying amount of $67.9 million were evaluated during 2008 using the practical expedient fair value measurement which resulted in an additional valuation allowance of $6.9 million as compared to December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 21—Fair Value Measurements (Continued)

     The Corporation’s entire portfolio consists of fixed rate loans with a remittance type of schedule/actual and a weighted average servicing fee of .25%. The market value calculation was based on long term prepayment assumptions obtained from Bloomberg for similar pools based on original term, remaining term, and coupon. Where prepayment assumptions for loan pools could not be obtained, projections based on current prepayments, secondary loan market, and input from servicing buyers were used. The Corporation has determined that the inputs used to value its mortgage servicing rights fall within Level 2 of the fair value hierarchy. At December 31, 2008, the Corporation’s mortgage servicing rights had a carrying amount of $1.6 million. In accordance with the provisions of SFAS No.156, “Amending Accounting for Separately Recognized Servicing Assets and Liabilities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” mortgage servicing rights with a carrying amount of $3.0 million were written down to their fair value of $1.6 million resulting in an impairment charge of $1.4 million for the year ended December 31, 2008.

     Certain assets measured at fair value on a non-recurring basis are presented below:

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets/Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Impaired loans	$—	$59,987	$—	$59,987
Mortgage servicing rights	—	1,558	—	1,558
Total assets	$—	$61,545	$—	$61,545

     SFAS No. 157 Fair value measurement implementation for nonfinancial assets including goodwill and identifiable intangibles with balances of $240.7 million and $26.2 million, respectively, and nonfinancial liabilities at December 31, 2008 have been delayed until January 1, 2009 in accordance with SFAS No. 157-2.

Disclosures about Fair Value of Financial Instruments

     SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” (SFAS 107) requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Corporation had to use significant estimates and present value calculations to prepare this disclosure.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 21—Fair Value Measurements (Continued)

     Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at December 31, 2008 and 2007 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Investment securities held to maturity

     The estimated fair values of investment securities held to maturity are based on quoted market prices, provided by independent third parties that specialize in those investment sectors. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Loans

     The loan portfolio, net of unearned income, has been valued by a third party specialist using quoted market prices, if available. When market prices were not available, a credit risk based present value discounted cash flow analysis was utilized. The primary assumptions utilized in this analysis are the discount rate based on the libor curve, adjusted for credit risk, and prepayment estimates based on factors such as refinancing incentives, age of the loan and seasonality. These assumptions were applied by loan category and different spreads were applied based upon prevailing market rates by category.

Deposits

     The estimated fair values of demand deposits (i.e., interest and noninterest-bearing checking accounts, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for certificates of deposit was calculated by an independent third party by discounting contractual cash flows using current market rates for instruments with similar maturities, using a credit based risk model. The carrying amount of accrued interest receivable and payable approximates fair value.

Long-term borrowings and subordinated debt

     The amounts assigned to long-term borrowings and subordinated debt were based on quoted market prices, when available, or were based on discounted cash flow calculations using prevailing market interest rates for debt of similar terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 21—Fair Value Measurements (Continued)

The carrying and fair values of certain financial instruments were as follows:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Cash and cash equivalents	$102,526	$102,526	$209,403	$209,403
Investment securities available for sale	1,141,948	1,141,948	910,367	910,367
Investment securities held to maturity	50,434	50,059	57,347	57,518
Residential mortgage loans held for sale	17,165	17,165	1,140	1,140
Loans and leases, net	3,618,124	3,591,202	2,432,355	2,447,474
Bank-owned life insurance	87,081	87,081	72,269	72,269
Time deposits	1,588,921	1,613,684	1,202,690	1,195,811
Long-term borrowings	759,658	809,618	321,785	328,084
Subordinated debt	93,743	50,474	82,992	81,954

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Parent-Company Only Financial Information

     Condensed financial statements of Harleysville National Corporation follow:

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Cash	$7,181	$5,779
Investments in subsidiaries	558,524	410,381
Other investments	3,804	2,492
Other assets	5,598	4,528
Total assets	$575,107	$423,180
Liabilities and shareholders’ equity
Subordinated debt	$93,743	$82,992
Other liabilities	6,639	878
Total liabilities	100,382	83,870
Shareholders’ equity	474,725	339,310
Total liabilities and shareholders’ equity	$575,107	$423,180

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Dividends from subsidiaries	$27,859	$48,623	$21,779
Interest from subsidiaries	70	433	290
Investment income	163	152	130
Total income	28,092	49,208	22,199
Interest on subordinated debt	5,484	4,314	3,653
Noninterest expense	148	180	556
Total expense	5,632	4,494	4,209
Income before income tax benefit and equity in undistributed net income of subsidiaries	22,460	44,714	17,990
Income tax benefit	(1,820)	(1,302)	(1,206)
Income before equity in undistributed net income of subsidiaries	24,280	46,016	19,196
Equity in undistributed net income (losses) of subsidiaries	813	(19,421)	20,219
Net income	$25,093	$26,595	$39,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Parent-Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Operating activities:
Net income	$25,093	$26,595	$39,415
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) losses of subsidiaries	(813)	19,421	(20,219)
Stock-based compensation expense	136	118	440
Net (increase) decrease in other assets	(65)	(133)	1,846
Net (decrease) increase in other liabilities	(517)	69	274
Other, net	16	(709)	(30)
Net cash provided by operating activities	23,850	45,361	21,726

Investing activities:
Net cash paid acquired (paid) due to acquisition	817	(49,761)	—
Capital contributions made to the subsidiaries	—	—	(15,000)
Net cash provided by (used) in investing activities	817	(49,761)	(15,000)

Financing activities:
Advances of long-term subordinated debt	—	23,196	—
Cash dividends	(25,109)	(23,623)	(21,779)
Repurchase of common stock	—	(2,196)	(5,502)
Proceeds from the exercise of stock options	1,567	925	5,302
Excess tax benefits from stock-based compensation	277	42	948
Other, net	—	—	(12)
Net cash used in financing activities	(23,265)	(1,656)	(21,043)
Net increase (decrease) in cash	1,402	(6,056)	(14,317)
Cash and cash equivalents at beginning of year	5,779	11,835	26,152
Cash and cash equivalents at end of year	$7,181	$5,779	$11,835

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Harleysville National Corporation

     We have audited the accompanying consolidated balance sheets of Harleysville National Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harleysville National Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 12 and 14 to the consolidated financial statements, the Corporation has adopted Financial Accounting Standards Board Statement(FASB) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R) and FASB No. 123(R), Share Based Payments in 2006. As also discussed in Note 1 to the financial statements, the Company adopted FASB No. 157, Fair Value Measurements, and No. 159, the Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, in 2007.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harleysville National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 13, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     There have been no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

     Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     In accordance with the SEC’s published guidance, the Corporation’s management determined that it would exclude the operations of Willow Financial (acquired on December 5, 2008) from the scope of its assessment of internal control over financial reporting as of December 31, 2008. As of December 31, 2008, the Corporation’s total reported consolidated assets were $5.5 billion, of which Willow Financial’s assets accounted for approximately 29.2%. For the year ended December 31, 2008, the Corporation’s consolidated interest and non-interest income was $252.5 million, of which Willow Financial accounted for approximately 2.5%.

Item 9A. Controls and Procedures (Continued)

     Management believes that, as of December 31, 2008, the Corporation’s internal control over financial reporting was effective. Management also assessed the effectiveness of the Corporation’s internal controls for compliance with federal laws and regulations as of December 31, 2008, in accordance with reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). Management believes that as of December 31, 2008, the Corporation’s internal controls over compliance with federal laws and regulations were effective.

     The Corporation’s independent registered Public Accounting Firm has issued an attestation report on the Corporation’s internal control over financial reporting. This report appears herein in Item 9A, section iii.

     (iii) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Harleysville National Corporation

     We have audited Harleysville National Corporation’s (a Pennsylvania Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harleysville National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Harleysville National Corporation’s internal control over financial reporting based on our audit.

     As indicated in Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of Willow Financial which was acquired in December 2008 and constituted approximately 29.2% of total consolidated assets as of December 31, 2008 and approximately 2.5% of total consolidated revenues for the year then ended. Our audit on internal control over financial reporting of Harleysville National Corporation and subsidiaries did not include an evaluation of the internal control over financial reporting of Willow Financial.

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

     In our opinion, Harleysville National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville National Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 13, 2009

Item 9B. Other Information

     None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The Corporation has a Code of Ethics for directors, officers and employees of the corporation. It is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

     The SEC requires disclosure concerning whether or not the Corporation has at least one “audit committee financial expert” on the Audit Committee. Walter R. Bateman, II, until his retirement on April 22, 2008, was the committee's independent financial expert, as defined by SEC regulations, and chaired the committee. James A. Wimmer succeeded Mr. Bateman as the financial expert and chairperson of the committee.

     Additional information regarding directors, executive officers and corporate governance is included under the following captions in the Corporation’s proxy statement relating to its 2009 annual meeting of shareholders (the “2009 Proxy Statement”) and is incorporated herein by reference:

“Director Information”
“Executive Officers”
“Corporate Governance”
“Meetings and Committees of the Board of Directors”
“Section 16(a) Beneficial Ownership Reporting Compliance”

     In addition, the Corporation makes available on www.hncbank.com (under “Corporate Governance”) the following: 1) Audit Committee Charter, 2) Code of Ethics, 3) Whistleblower Policy, 4) Nominating and Corporate Governance Committee Charter and 5) Compensation Committee Charter.

Item 11. Executive Compensation

     Information regarding executive compensation included under the following captions in the 2009 Proxy Statement is incorporated herein by reference:

“Director Information”
“Meetings and Committees of the Board of Directors”
“Director Compensation”
“Compensation Discussion and Analysis”
“Compensation Committee Report”
“Compensation Committee Interlocks and Insider Participation”
“Executive Compensation”
“Potential Payments upon Termination or Change in Control”
“Executive Employment Agreements” and “Executive Separation Agreements”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Security ownership information of certain beneficial owners and management is included under the caption, “Beneficial Ownership by Directors, Officers and Nominees,” in the 2009 Proxy Statement is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Information included in Part II, Item 8, Footnote 5 “Loans” of this Report on Form 10-K is incorporated herein by reference.

     Information included under the captions, “Related Party Transactions,” “Corporate Governance,” and “Meetings and Committees of the Board of Directors” in the 2009 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information included under the caption, “Independent Registered Public Accounting Firm,” in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report (see Part II, Item 8, “Financial Statements and Supplementary Data”):

	(1)	Financial Statements:

		(a)	Consolidated Balance Sheets at December 31, 2008 and 2007

		(b)	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

		(c)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

		(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

		(e)	Notes to Consolidated Financial Statements

		(f)	Report of Independent Registered Public Accounting firm

	(2)	Financial Statement Schedules are not applicable

	(3)	The exhibits listed on the Exhibit Index at the end of this Report are filed with or incorporated as part of this Report (as indicated in connection with each Exhibit).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARLEYSVILLE NATIONAL CORPORATION

By:	/S/ PAUL D. GERAGHTY
Paul D. Geraghty
President and Chief Executive Officer

Date: March 11, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LEEANN B. BERGEY	Director	March 11, 2009
LeeAnn B. Bergey

/S/ MICHAEL L. BROWNE	Director	March 11, 2009
Michael L. Browne

/S/ JOHN J. CUNNINGHAM, III	Director	March 11, 2009
John J. Cunningham, III

/S/ WALTER E. DALLER, JR.	Chairman and Director	March 11, 2009
Walter E. Daller, Jr.

/S/ PAUL D. GERAGHTY	President, Chief Executive Officer and Director	March 11, 2009
Paul D. Geraghty	(Principal Executive Officer)

/S/ HAROLD A. HERR	Director	March 11, 2009
Harold A. Herr

/S/ THOMAS C. LEAMER	Director	March 11, 2009
Thomas C. Leamer

/S/ JAMES E. MCERLANE	Director	March 11, 2009
James E. McErlane

/S/ STEPHANIE S. MITCHELL	Director	March 11, 2009
Stephanie S. Mitchell

/S/ A. ROSS MYERS	Director	March 11, 2009
A. Ross Myers

Signature	Title	Date

/S/ BRENT L. PETERS	Director	March 11, 2009
Brent L. Peters

/S/ GEORGE S. RAPP	Chief Financial Officer	March 11, 2009
George S. Rapp	(Principal Financial and Accounting Officer)

/S/ DEMETRA M. TAKES	Director	March 11, 2009
Demetra M. Takes

/S/ JAMES A. WIMMER	Director	March 11, 2009
James A. Wimmer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibits
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

Exhibit
No.	Description of Exhibits
(10.4)	Walter E. Daller, Jr., Chairman and former President and Chief Executive Officer’s Employment Agreement dated October 26, 1998.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.5)	Consulting Agreement and General Release dated November 12, 2004 between Walter E. Daller, Jr., Harleysville National Corporation and Harleysville National Bank and Trust Company.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.6)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Walter E. Daller, Jr.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.7)	Employment Agreement dated October 26, 1998 by and among Harleysville National Corporation, Harleysville National Bank and Trust Company and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 25, 1999.)

(10.8)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Demetra M. Takes, President and Chief Executive Officer of Harleysville National Bank and Trust Company.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.9)	Harleysville National Corporation 1998 Stock Incentive Plan.** (Incorporated by reference to Registrant’s Registration Statement No. 333-79971 on Form S-8, filed with the Commission on June 4, 1999.)

(10.10)	Harleysville National Corporation 1998 Independent Directors Stock Option Plan, as amended and restated effective February 8, 2001.** (Incorporated by reference to Appendix “A” of Registrant’s Definitive Proxy Statement, filed with the Commission on March 9, 2001.)

(10.11)	Supplemental Executive Retirement Benefit Agreement dated February 23, 2004 between Michael B. High, former Executive Vice President of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

(10.12)	Employment Agreement effective April 1, 2005 between Michael B. High, former Executive Vice President and Chief Operating Officer of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.13)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Michael B. High, former Executive Vice President and Chief Operating Officer of the Corporation.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.14)	Complete Settlement Agreement and General Release effective October 17, 2008 by and between Michael B. High, former Executive Vice President and Chief Operating Officer of the Corporation, and Harleysville National Corporation, Harleysville National Bank and Trust Company and Harleysville Management Services, LLC .* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on October 23, 2008.)

Exhibit
No.	Description of Exhibits
(10.15)	Harleysville National Corporation 2004 Omnibus Stock Incentive Plan, as amended and restated effective November 9, 2006.** (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2006).

(10.16)	Employment Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004.)

(10.17)	Supplemental Executive Retirement Benefit Agreement dated August 23, 2004 between James F. McGowan, Jr., Executive Vice President & Chief Credit Officer, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2004.)

(10.18)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and James F. McGowan, Jr., Executive Vice President & Chief Credit Officer.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.19)	Employment Agreement dated September 27, 2004 between John Eisele, former Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.20)	Supplemental Executive Retirement Benefit Agreement dated September 27, 2004 between John Eisele, former Executive Vice President & President of Millennium Wealth Management and Private Banking, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2004.)

(10.21)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and John Eisele, former Executive Vice President & President of Millennium Wealth Management and Private Banking.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.22)	Separation Agreement and Mutual Release dated June 15, 2007 and effective July 19, 2007 between John Eisele, former Executive Vice President & President of Millennium Wealth Management and Private Banking, Harleysville Management Services, LLC., Harleysville National Bank and Trust Company and Harleysville National Corporation.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 19, 2007.)

(10.23)	Employment Agreement effective January 1, 2005 between Gregg J. Wagner, the former President and Chief Executive Officer of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on November 16, 2004.)

(10.24)	Amendment to Supplemental Executive Retirement Benefit Agreement dated March 14, 2005 by and among Harleysville Management Services, LLC and Gregg J. Wagner, the former President and Chief Executive Officer of the Corporation.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2005.)

(10.25)	Complete Settlement Agreement and General Release dated November 29, 2006 and effective December 8, 2006 between Gregg J. Wagner and Harleysville National Corporation, Harleysville National Bank and Trust Company and Harleysville Management Services, LLC .* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on December 13, 2006.)

Exhibit
No.	Description of Exhibits
(10.26)	Employment Agreement dated May 18, 2005, between George S. Rapp, Senior Vice President and Chief Financial Officer, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on May 20, 2005.)

(10.27)	Amended and Restated Declaration of Trust for HNC Statutory Trust III by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Sponsor, and the Administrators named therein, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November, 9, 2005.)

(10.28)	Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November, 9, 2005.)

(10.29)	Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of September 28, 2005. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A, filed with the Commission on November, 9, 2005.)

(10.30)	Employment Agreement effective July 12, 2006 between Lewis C. Cyr, Chief Lending Officer of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2006.)

(10.31)	Employment Agreement dated July 12, 2007 between Paul D. Geraghty, President and Chief Executive Officer of the Corporation and Harleysville Management Services, LLC* (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2007.)

(10.32)	Amended and Restated Declaration of Trust for HNC Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Depositor, and the Administrators named therein, dated as of August 22, 2007. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007.)

(10.33)	Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of August 22, 2007. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007.)

(10.34)	Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of August 22, 2007. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007.)

(10.35)	Employment Agreement dated November 16, 2007 between Brent L. Peters, Executive Vice President and President of the East Penn Bank Division of Harleysville National Bank and Trust Company, and Harleysville Management Services, LLC. * (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 14, 2008.)

(10.36)	Employment Agreement dated April 17, 2008 between Joseph D. Blair, Executive Vice President and President of the Millennium Wealth Management Division of Harleysville National Bank and Trust Company, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008.)

(10.37)	Employment Agreement dated May 20, 2008 and effective December 5, 2008 between Donna M. Coughey, Executive Vice President of the Corporation and the Bank, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2008.)

(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, Footnote 15, “Earnings Per Share,” of this Report on Form 10-K.

(21)	Subsidiaries of Registrant

(23)	Consent of Grant Thornton LLP, Independent Registered Public Accounting firm

Exhibit
No.	Description of Exhibits
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*	Management contract or compensatory plan arrangement.

**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.