Form 10-Q
period 2009-03-31
HARLEYSVILLE NATIONAL CORP
filed 2009-05-08
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended  March 31, 2009

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
      Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,105,939 shares of Common Stock, $1.00 par value, outstanding on May 4, 2009.

PART 1. FINANCIAL INFORMATION
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$64,227	$75,305
Interest-bearing deposits in banks	314,095	27,221
Total cash and cash equivalents	378,322	102,526
Residential mortgage loans held for sale (at fair value)	47,960	17,165
Investment securities available for sale (amortized cost, $1,141,701 and $1,186,586, respectively)	1,093,724	1,141,948
Investment securities held to maturity (fair value $40,461 and $50,059, respectively)	41,021	50,434
Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments	44,468	39,279
Loans and leases	3,567,815	3,668,079
Less: Allowance for loan losses	(53,062)	(49,955)
Net loans	3,514,753	3,618,124
Premises and equipment, net	51,617	50,605
Accrued interest receivable	19,926	21,120
Goodwill	239,811	240,701
Intangible assets, net	26,864	27,807
Bank-owned life insurance	87,860	87,081
Other assets	99,869	93,719
Total assets	$5,646,195	$5,490,509
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$497,921	$479,469
Interest-bearing:
Checking	579,922	556,855
Money market	1,074,892	1,042,302
Savings	309,767	270,885
Time deposits	1,684,916	1,588,921
Total deposits	4,147,418	3,938,432

Federal funds purchased and short-term securities sold under agreements to repurchase	104,196	136,113
Other short-term borrowings	2,009	984
Long-term borrowings	735,810	759,658
Accrued interest payable	35,444	34,495
Subordinated debt	93,763	93,743
Other liabilities	53,842	52,377
Total liabilities	5,172,482	5,015,802
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 75,000,000 shares;
issued 43,049,597 and 43,022,387 shares at March 31, 2009 and December 31, 2008, respectively	43,050	43,022
Additional paid in capital	379,218	379,551
Retained earnings	82,630	82,295
Accumulated other comprehensive loss	(31,185)	(29,017)
Treasury stock, at cost: 0 and 76,635 shares at March 31, 2009 and
December 31, 2008, respectively	—	(1,144)
Total shareholders' equity	473,713	474,707
Total liabilities and shareholders' equity	$5,646,195	$5,490,509
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share information)	2009	2008

Interest Income:
Loans and leases, including fees	$48,156	$38,997
Investment securities:
Taxable	11,786	9,754
Exempt from federal taxes	3,569	2,971
Federal funds sold and securities purchased under agreements to resell	-	658
Deposits in banks	127	36
Total interest income	63,638	52,416

Interest Expense:
Savings and money market deposits	6,171	8,095
Time deposits	14,693	14,501
Short-term borrowings	128	658
Long-term borrowings	7,342	4,955
Total interest expense	28,334	28,209

Net interest income	35,304	24,207
Provision for loan losses	7,121	1,960
Net interest income after provision for loan losses	28,183	22,247

Noninterest Income:
Service charges	4,194	3,113
Gain on sales of investment securities, net	1,952	128
Other-than-temporary impairment of available for sale securities	(1,344)	-
Gain on sales of loans, net	1,698	207
Wealth management	4,322	4,279
Bank-owned life insurance	778	684
Other income	4,559	2,421
Total noninterest income	16,159	10,832
Net interest income after provision for loan losses and
noninterest income	44,342	33,079

Noninterest Expense:
Salaries, wages and employee benefits	20,279	13,859
Occupancy	4,206	2,585
Furniture and equipment	1,608	1,094
Intangibles expense	948	688
FDIC deposit insurance	2,787	163
Other expense	8,793	5,329
Total noninterest expense	38,621	23,718

Income before income tax expense	5,721	9,361
Income tax expense	1,126	2,057
Net income	$4,595	$7,304

Net income per share information:
Basic	$0.11	$0.23
Diluted	$0.11	$0.23
Cash dividends per share	$0.10	$0.20
Weighted average number of common shares:
Basic	42,990,542	31,346,833
Diluted	43,018,233	31,522,736

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Three Months Ended March 31, 2009

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Loss	Stock	Total	Income (Loss)

Balance, January 1, 2009	43,022	(76)	$43,022	$379,551	$82,295	$(29,017)	$(1,144)	$474,707
Issuance of stock for stock options, net of excess tax benefits	-	36	-	(144)	-	-	545	401
Issuance of stock under dividend reinvestment and stock purchase plan	28	40	28	(268)	-	-	599	359
Stock based compensation expense	-	-	-	79	-	-	-	79
Net income	-	-	-	-	4,595	-	-	4,595	$4,595
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(2,168)	-	(2,168)	(2,168)
Cash dividends	-	-	-	-	(4,260)	-	-	(4,260)
Comprehensive income									$2,427
Balance, March 31, 2009	43,050	-	$43,050	$379,218	$82,630	$(31,185)	$-	$473,713

Three Months Ended March 31, 2008

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	(Loss) Income	Stock	Total	Income

Balance, January 1, 2008	31,507	(174)	$31,507	$231,130	$82,311	$(2,566)	$(3,072)	$339,310
Issuance of stock for stock options, net of excess tax benefits	-	22	-	(137)	-	-	387	250
Stock based compensation expense	-	-	-	47	-	-	-	47
Net income	-	-	-	-	7,304	-	-	7,304	$7,304
Other comprehensive income, net of reclassifications and tax	-	-	-	-	-	2,641	-	2,641	2,641
Cash dividends	-	-	-	-	(6,270)	-	-	(6,270)
Comprehensive income									$9,945
Balance, March 31, 2008	31,507	(152)	$31,507	$231,040	$83,345	$75	$(2,685)	$343,282

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
(Dollars in thousands)	March 31,
	2009	2008
Operating Activities:
Net income	$4,595	$7,304
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,121	1,960
Depreciation	1,721	1,124
Intangibles expense	948	688
Net amortization of discounts/premiums on investments and borrowings	(1,884)	309
Deferred income tax benefit	(986)	(1,965)
Gain on sales of investment securities, net	(1,952)	(128)
Other-than-temporary impairment on investments	1,344	―
Gain on sales of loans, net	(1,698)	(207)
Originations of loans held for sale	(146,851)	(20,279)
Proceeds from sale of loans originated for sale	118,384	19,407
Bank-owned life insurance income	(778)	(684)
Stock based compensation expense	79	47
Net decrease (increase) in accrued interest receivable	1,194	(326)
Net increase in accrued interest payable	949	1,577
Net increase in other assets	(3,704)	(970)
Net increase (decrease) in other liabilities	2,458	(4,898)
Other, net	47	31
Net cash (used in) provided by operating activities	(19,013)	2,990
Investing Activities:
Proceeds from sales of investment securities available for sale	102,932	56,691
Proceeds from maturity or calls of investment securities held to maturity	9,441	1,215
Proceeds from maturity or calls of investment securities available for sale	47,213	56,111
Proceeds, redemption Federal Home Bank stock and reduction in other investments	24	339
Purchases of investment securities available for sale	(104,072)	(173,520)
Purchases of Federal Home Bank stock, Federal Reserve Bank stock and other investments	(5,213)	(3,027)
Net decrease (increase) in loans	95,113	(22,175)
Net cash paid due to acquisitions, net of cash acquired	(877)	(1,200)
Purchases of premises and equipment	(2,458)	(1,713)
Proceeds from sales of premises and equipment	10	―
Proceeds from sales of other real estate	658	―
Net cash provided by (used in) investing activities	142,771	(87,279)
Financing Activities:
Net increase in deposits	208,986	2,849
Decrease in federal funds purchased and short-term securities sold under agreements to repurchase	(31,917)	(2,154)
Increase (decrease) in other short-term borrowings	1,025	(1,684)
Repayments of long-term borrowings	(22,556)	(8,000)
Cash dividends	(4,260)	(6,270)
Proceeds from the exercise of stock options	401	214
Proceeds from issuance of stock under dividend reinvestment and stock purchase plan	359	―
Excess tax benefits from stock based compensation	―	31
Net cash provided by (used in) financing activities	152,038	(15,014)
Net increase (decrease) increase in cash and cash equivalents	275,796	(99,303)
Cash and cash equivalents at beginning of period	102,526	209,403
Cash and cash equivalents at end of the period	$378,322	$110,100

Cash paid during the period for:
Interest	$29,000	$26,885
Income taxes	$622	$8,754
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to net assets in foreclosure	$1,080	$1,508
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of Harleysville National Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q, and therefore, do not include all of the information and footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity and cash flows in conformity with GAAP. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations presented for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements include the Corporation and its wholly owned subsidiaries-Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company. Willow Financial Corporation (Willow Financial) and its banking subsidiary are included in the Corporation’s results effective after the market close on December 5, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and the income and expense in the income statements for the periods presented. Actual results could differ significantly from those estimates. Critical estimates include the determination of the allowance for loan losses, goodwill and other intangible assets impairment, stock-based compensation, fair value measurement for investment securities available for sale, inclusive of other-than-temporary impairment, and deferred income taxes.

For additional information on other significant accounting policies, see Note 1 of the Consolidated Financial Statements of the Corporation’s 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Positions No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly,” No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FASB issued these three related Staff Positions to clarify the application of SFAS 157, “Fair Value Measurements” (SFAS 157) to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously. The Corporation will evaluate the impact and adopt these Staff Positions in its quarter ended June 30, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial statements. Specifically, it requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, disclosing the fair values of derivative instruments and their gains and losses in a tabular format, disclosure about credit-risk-related contingent features and cross-referencing within the footnotes. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 resulted in expanded disclosures within the Corporation’s financial statements. See Note 11 – Financial Instruments with Off-Balance Sheet Risk for additional information.

In March 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) to partially delay the effective implementation of SFAS 157 until fiscal years beginning after November, 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 were applied to the Corporation’s fair value measurement of its goodwill and identifiable intangibles and did not have a material impact on the Corporation’s financial statements although it did result in expanded disclosures. See Note 12 – Fair Value Measurements for additional information.

Note 2 – Acquisition

Acquisition of Willow Financial Bancorp, Inc.

Effective after the market close on December 5, 2008, the Corporation completed its acquisition of Willow Financial and its wholly owned subsidiary, Willow Financial Bank, a $1.6 billion savings bank with 29 branch offices in Southeastern Pennsylvania, was merged with and into the Bank. In conjunction with this transaction, the Corporation also acquired BeneServ, Inc., a provider of employee benefits services. The Corporation acquired 100% of the outstanding shares of Willow Financial. The Corporation issued 11,515,366 shares of common stock, incurred $7.8 million in acquisition costs which were capitalized and converted stock options with a fair value of $2.0 million for a total purchase price of $168.6 million at the closing on December 5, 2008.

 The acquisition of Willow Financial constituted a business combination under SFAS No. 141, “Business Combinations,” and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill of $128.1 million was recorded in this transaction with $125.0 million allocated to the Community Banking segment and $3.1 million allocated to the Wealth Management segment. The Corporation also recorded $14.1 million in core deposit intangibles and $2.9 million in other identifiable intangible assets which are being amortized over ten years using the sum of the years digits amortization method. The $2.9 million of other identifiable intangibles were allocated to the Wealth Management segment. The purchase price allocation is subject to revision in future periods, including adjustments that may be necessary upon the filing of final tax returns for Willow Financial. The amount of goodwill recorded at December 31, 2008 was reduced by $890,000 in the first quarter of 2009 as a result of additional information obtained for the valuation analysis. The results of operations of Willow Financial have been included in the Corporation’s results of operations since December 5, 2008, the date of acquisition.

The following are the unaudited pro forma consolidated results of operations of the Corporation for the three months ended March 31, 2008 as though Willow Financial had been acquired on January 1, 2008:

(Dollars in thousands, except for per share data)	Three months ended March 31, 2008

Total interest income	$75,553
Total interest expense	37,543
Net interest income	38,010

Provision for loan losses	2,784
Net interest income after provision for loan losses	35,226

Total non-interest income	15,333
Total non-interest expense	40,215

Income before income taxes	10,344

Income tax expense (1)	2,928

Net income	$7,416

Basic earnings per share	$0.17
Diluted earnings per share	$0.17

(1)	Tax effects are reflected at an assumed rate of 35%

AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Corporation’s assessment identified $14.4 million in acquired loans from Willow Financial to which the application of the provisions of SOP 03-3 was required. At March 31, 2009 and December 31, 2008, the Corporation acquired loans within the scope of SOP 03-3 had an unpaid principal balance of $13.1 million and $14.4 million, respectively. At March 31, 2009 and December 31, 2008, these loans had a carrying value of $7.0 million and $8.1 million, respectively. As a result of the application of SOP 03-3, the Corporation’s loan balance reflects net purchase accounting adjustments resulting in a reduction in loans of $6.1 million related to acquired impaired loans at March 31, 2009. Income recognition under this SOP is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.  The loans deemed impaired under this SOP were considered collateral dependent, however the timing of the sale of loan collateral is indeterminate and as such the loans will remain on non-accrual status and will have no accretable yield.  The Corporation is using the cash basis method of interest income recognition.

Note 2 – Acquisition - Continued

    The following are the loans acquired from Willow Financial for which it was probable at March 31, 2009 that all contractually required payments would not be collected:

(Dollars in thousands)
Contractually required payments at March 31, 2009:
Real estate	$6,926
Commercial and industrial	6,204
Total	$13,130
Cash flows expected to be collected at March 31, 2009	$7,024

The following is the carrying value by category as of March 31, 2009:

(Dollars in thousands)
Real estate	$3,983
Commercial and industrial	3,041
Total carrying value	$7,024

Note 3 – Goodwill and Other Intangibles

Goodwill and identifiable intangibles were $239.8 million and $25.0 million, respectively at March 31, 2009, and $240.7 million and $26.2 million, respectively at December 31, 2008. The goodwill and identifiable intangibles balances resulted from acquisitions. During the first quarter of 2009, the Corporation recorded purchase accounting adjustments related to the Willow Financial acquisition which reduced goodwill by $890,000. For further information related to the acquisition of Willow Financial which occurred during December 2008, see Note 2 – Acquisition.

The changes in the carrying amount of goodwill by business segment were as follows:

	Community Banking	Wealth Management	Total
	(Dollars in thousands)
Balance, January 1, 2009	$222,381	$18,320	$240,701
Purchase accounting adjustments for acquisitions	(890)	—	(890)
Balance, March 31, 2009	$221,491	$18,320	$239,811

The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at March 31, 2009 and December 31, 2008 are presented below:

	March 31,		December 31,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$23,256	$3,690	$23,256	$2,692
Other identifiable intangibles	7,209	1,787	7,209	1,524
Total	$30,465	$5,477	$30,465	$4,216

In 2008, management performed its annual review of goodwill and other identifiable intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management performed its review by reporting unit and determined that there was no impairment of goodwill and other identifiable intangible assets as a part of this annual review. As part of the first quarter of 2009 closing process, management also evaluated any additional circumstances that may have required an interim impairment test subsequent to June 30, 2008; no such circumstances were noted and no impairment charge was recorded.

The amortization of core deposit intangibles allocated to the Community Banking segment was $998,000 and $405,000 for the first quarter of 2009 and 2008, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $263,000 and $161,000 for the first quarter of 2009 and 2008, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $4.1 million, $3.6 million, $3.0 million, $2.5 million and $2.8 million for 2009, 2010, 2011, 2012 and 2103, respectively.

 Mortgage servicing rights of $1.9 million and $1.6 million at March 31, 2009 and December 31, 2008, respectively are included on the Corporation’s balance sheet in other intangible assets and subsequently measured using the amortization method. The mortgage servicing rights had a fair value of $1.9 million and $1.6 million at March 31, 2009 and December 31, 2008, respectively. In accordance with the provisions of SFAS No.156, “Amending Accounting for Separately Recognized Servicing Assets and Liabilities” and SFAS No.

 Note 3 – Goodwill and Other Intangibles – Continued

140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Corporation recorded a reduction of intangibles expense of $487,000 and $88,000 of intangibles expense related to the valuation of its mortgage servicing on the consolidated statements of income for the three months ended March 31, 2009 and 2008, respectively.

Note 4 – Trust Preferred Subordinated Debentures

As of March 31, 2009, the Corporation has six statutory trust affiliates (collectively, the Trusts). These trusts were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to the Corporation for general corporate purposes. The Trusts hold, as their sole assets, subordinated debentures of the Corporation totaling $105.5 million at March 31, 2009 and December 31, 2008. The trust preferred securities represent undivided beneficial interests in the assets of the Trusts. The financial statement carrying value of the trust preferred subordinated debentures, net of a purchase accounting fair value adjustment of approximately $15.0 million from the acquisition of Willow Financial, is $93.8 million at March 31, 2009 and $93.7 million at December 31, 2008.  The Corporation owns all of the trust preferred securities of the Trusts and has accordingly recorded $3.3 million in other assets on the consolidated statements of financial condition at March 31, 2009 and December 31, 2008 representing its investment in the common securities of the Trusts.  As the shareholders of the trust preferred securities are the primary beneficiaries, the Trusts qualify as variable interest entities under FIN 46R and are not consolidated in the Corporation’s financial statements.

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

The following table is a summary of the subordinated debentures as of March 31, 2009 as originated by the Corporation and assumed from the acquisitions of Willow Financial and East Penn Financial:

Trust Preferred Subordinated Debentures	Principal Amount of Subordinated Debentures	Principal Amount of Trust Preferred Securities
	(Dollars in thousands)
Issued to Harleysville Statutory Trust I in February 2001, matures in February 2031, interest rate of 10.20% per annum	$5,155	$5,000
Issued to HNC Statutory Trust II in March 2004, matures in April 2034, interest rate of three-month London Interbank Offered Rate (LIBOR) plus 2.70% per annum	20,619	20,000
Issued to HNC Statutory Trust III in September 2005, matures in November 2035, bearing interest at 5.67% per annum through November 2010 and thereafter three-month LIBOR plus 1.40% per annum	25,774	25,000
Issued to HNC Statutory Trust IV in August 2007, matures in October 2037, bearing interest at 6.35% per annum through October 2012 and thereafter three-month LIBOR plus 1.28% per annum	23,196	22,500
Issued to East Penn Statutory Trust I in July 2003, matures in September 2033, interest rate of 6.80% per annum through September 2008 and thereafter at three-month LIBOR plus 3.10% per annum	8,248	8,000
Issued to Willow Grove Statutory Trust I in March 2006, matures in June 2036, interest rate of three-month LIBOR plus 1.31% per annum	25,774	25,000
Total	$108,766	$105,500

Note 5 - Pension Plans

The Corporation had a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits were based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement. On October 31, 2007, the Corporation announced that it formally amended its pension plan to provide for its termination. Employees ceased to accrue additional pension benefits as of December 31, 2007, and pension benefits are not being provided under a successor pension plan. All retirement benefits earned in the pension plan as of December 31, 2007 were preserved and all participants became fully vested in their benefits upon plan termination. The Corporation recorded a one-time pre-tax charge related to the pension plan curtailment of approximately $1.9 million in 2007. On July 3, 2008, the Corporation purchased $896,000 of terminal funding annuity contracts for participants in pay status at that time. During 2008, the majority of assets were distributed to those participants that elected lump sum payments.

In March 2009, the Corporation made a final contribution of $371,000 to the pension plan, which together with the remaining plan assets, was utilized to purchase $435,000 in terminal funding annuity contracts for any remaining participants entering pay status. No further contributions are required to this pension plan.

The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Corporation matches 50% of pre-tax employee contributions up to a maximum of 3% and additionally all eligible employees receive a company funded basic contribution to the 401(k) plan equal to 2% of eligible earnings. Contribution charged to earnings for the three months ended March 31, 2009 and 2008, were $588,000 and $436,000, respectively. On March 12, 2009, the Corporation’s Board of Directors approved an amendment to the 401(k) plan providing for the suspension of the Corporation’s basic and matching contributions effective for the April 17, 2009 employee bi-weekly pay period until further notice by the Board of Directors. The Corporation expects suspension of employer contributions will result in retirement-related expense savings of approximately $1.8 million for the remainder of 2009.

Willow Financial Bank Employee Stock Ownership Plan

In connection with the acquisition of Willow Financial on December 5, 2008, the Corporation assumed the Willow Financial Bank 401(k)/ Employee Stock Ownership Plan (ESOP). As of December 5, 2008, the 401(k)/ESOP was frozen with termination and final distributions pending approval by the appropriate regulatory authorities. No additional contributions to the plan will be accepted, but loan repayments by participants are permitted. At December 5, 2008, the ESOP portion of the plan had two outstanding loans with a total principal balance of $4.2 million due to Willow Financial Bancorp, Inc. The shares originally purchased with the loan funds were held in a suspense account for allocation among the participants as the loans are repaid. Shares released from the loan collateral were in an amount proportional to repayment of the original ESOP loans. At March 31, 2009, there were 324,113 unallocated ESOP shares remaining to be utilized to pay down the remaining loan principal balance. Upon repayment of the loans, any remaining shares will be allocated to the participants.

Note 6 – Dividend Reinvestment and Stock Purchase Plan

On March 12, 2009, the Corporation’s Board of Directors approved amendments to the Corporation’s Dividend Reinvestment and Stock Purchase Plan (DRIP) designed to provide additional benefits for existing shareholders. Beginning April 6, 2009, shareholders can reinvest all or part of their dividends in additional shares of common stock or make additional cash investments for a minimum of $100 and up to $100,000 per calendar quarter, an increase from the prior quarterly limitation of $5,000. In addition, beginning April 6, 2009, existing shareholders receive a ten percent discount to the market price of the Corporation’s shares on the date shares are purchased. The ten percent discount to the market price is available for all investments made in the Corporation’s shares through the Corporation’s DRIP. This action is part of the Corporation’s ongoing capital enhancement program. On April 28, 2009, the Board of Directors suspended the DRIP until further notice.

Note 7 – Stock-Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At March 31, 2009, 2,653,882 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The options granted during 2008 have a term of three years and vest over seven years. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at March 31, 2009, the Corporation had 556,506 assumed stock options from the Willow Financial acquisition completed in 2008. The options have a term of ten years and are exercisable at prices ranging from $5.19 to $22.34. Also, at March 31, 2009, the Corporation had 25,480 assumed stock options from the East Penn Financial acquisition completed in 2007. The options have a term of ten years and are exercisable at prices ranging from $5.94 to $13.07.

The Corporation recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) adopted at January 1, 2006 under the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed SFAS 123 and Accounting Principles Board (APB) 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For the three months ended March 31, 2009 and 2008, there were no options granted.

Grants subject to a service condition were awarded by the Corporation in 2008 and 2006 while grants subject to a market condition were awarded in 2007. For grants subject to a service condition that were awarded on or after January 1, 2006, the Corporation utilizes the Black-Scholes option-pricing model (as used under SFAS 123) to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.

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

In accordance with SFAS 123(R), stock-based compensation expense is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was $79,000 and $47,000, for the three months ended March 31, 2009 and 2008, respectively.

A summary of option activity under the Corporation’s stock option plans as of March 31, 2009, and changes during the three months ended March 31, 2009 is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	1,648,723	$15.28
Granted	—	—
Exercised	(36,711)	10.44
Forfeited (unvested)	(1,102)	24.54
Cancelled (vested)	(28,057)	17.12

Outstanding at March 31, 2009	1,582,853	$15.35	3.78	$55

Exercisable at March 31, 2009	1,320,291	$15.46	3.16	$55

Note 7 – Stock-Based Compensation– Continued

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 were $76,000 and $122,000, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of March 31, 2009 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	263,664	$3.74

Granted	—	—

Vested	—	—

Forfeited	(1,102)	6.72

Nonvested at March 31, 2009	262,562	$3.73

As of March 31, 2009, there was a total of $771,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 2.6 years. There were no shares which vested during the first quarter of 2009 and the total fair value of shares vested during the three months ended March 31, 2008 was $15,000. The tax benefit realized for the tax deductions from option exercises totaled $27,000 and $41,000 for the three months ended March 31, 2009 and 2008, respectively.

Note 8 – Earnings Per Share

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

The calculations of basic earnings per share and diluted earnings per share are as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008

Basic earnings per share
Net income available to common shareholders	$4,595	$7,304
Weighted average common shares outstanding	42,990,542	31,346,833
Basic earnings per share	$.11	$.23

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$4,595	$7,304
Weighted average common shares outstanding	42,990,542	31,346,833
Dilutive potential common shares (1), (2)	27,691	175,903
Total diluted weighted average common shares outstanding	43,018,233	31,522,736
Diluted earnings per share	$.11	$.23

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three months ended March 31, 2009 and 2008, there were 1,512,896 antidilutive options at an average price of $15.82 and 538,404 antidilutive options at an average price of $21.20, respectively.

Note 9 – Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income are as follows:

Comprehensive (Loss) Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Three months ended March 31, 2009	Amount	(Expense)	amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(2,731)	$956	$(1,775)
Less reclassification adjustment for net gains realized in net income	1,952	(683)	1,269
Less reclassification adjustment for other-than-temporary impairment of available for sale securities recognized in net income	(1,344)	470	(874)
Net unrealized losses	(3,339)	1,169	(2,170)
Change in fair value of derivatives used for cash flow hedges	3	(1)	2
Other comprehensive loss, net	$(3,336)	$1,168	$(2,168)

(Dollars in thousands)	Before tax	Tax (Expense)	Net of tax
Three months ended March 31, 2008	Amount	Benefit	Amount
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$4,130	$(1,446)	$2,684
Less reclassification adjustment for net gains realized in net income	128	(45)	83
Net unrealized gains	4,002	(1,401)	2,601
Change in fair value of derivatives used for cash flow hedges	62	(22)	40
Other comprehensive income, net	$4,064	$(1,423)	$2,641

The components of other accumulated other comprehensive loss, net of tax, which is a component of shareholders’ equity were as follows:

(Dollars in thousands)	Net Unrealized Losses on Available For Sale Securities	Net Change in Fair Value of Derivatives Used for Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance, January 1, 2008	$(2,452)	$(114)	$(2,566)
Net Change	2,601	40	2,641
Balance, March 31, 2008	$149	$(74)	$75

Balance, January 1, 2009	$(29,014)	$(3)	$(29,017)
Net Change	(2,170)	2	(2,168)
Balance, March 31, 2009	$(31,184)	$(1)	$(31,185)

Note 10 – Segment Information

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

The Community Banking segment provides financial services to consumers, businesses and governmental units primarily in southeastern Pennsylvania and the Lehigh Valley of Pennsylvania. These services include full-service banking, comprised of accepting time and demand deposits, making secured and unsecured commercial loans, mortgages, consumer loans, and other banking services. The treasury function income is included in the Community Banking segment, as the majority of effort and activity of this function is related to this segment. Primary sources of income include net interest income and service fees on deposit accounts. Expenses include costs to manage credit and interest rate risk, personnel, and branch operational and technical support.

The Wealth Management segment includes: trust and investment management services, providing investment management, trust and fiduciary services, estate settlement and executor services, financial planning, and retirement plan and institutional investment services; employee benefits services; and the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Major revenue component sources include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. Expenses primarily consist of personnel and support

Note 10 – Segment Information – Continued

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended March 31, 2009

Net interest income (expense)	$36,599	$43	$(1,338)	$35,304
Provision for loan losses	7,121	-	-	7,121
Noninterest income (loss)	11,831	4,421	(93)	16,159
Noninterest expense	33,634	4,835	152	38,621
Income (loss) before income taxes (benefit)	7,675	(371)	(1,583)	5,721
Income taxes (benefit)	1,785	(121)	(538)	1,126
Net income (loss)	$5,890	$(250)	$(1,045)	$4,595

Assets	$5,577,426	$56,522	$12,247	$5,646,195

Three Months Ended March 31, 2008

Net interest income (expense)	$25,501	$5	$(1,299)	$24,207
Provision for loan losses	1,960	-	-	1,960
Noninterest income	6,356	4,315	161	10,832
Noninterest expense	19,568	3,796	354	23,718
Income (loss) before income taxes (benefit)	10,329	524	(1,492)	9,361
Income taxes (benefit)	2,307	199	(449)	2,057
Net income (loss)	$8,022	$325	$(1,043)	$7,304

Assets	$3,854,858	$24,356	$$14,805	$3,894,019

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. Consolidating adjustments reflecting certain eliminations of inter-segment revenues, cash and investment in subsidiaries are included in the “All Other” segment.

Note 11 – Financial Instruments with Off-Balance Sheet Risk

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

As required by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the Bank records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Bank has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Bank may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Bank elects not to apply hedge accounting under SFAS 133.

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

Note 11 – Financial Instruments with Off-Balance Sheet Risk – Continued

are secured with appropriate collateral; therefore, the total commitment amount does not necessarily represent the actual risk of loss or future cash requirements.

The approximate contract amounts are as follows:

	Total Amount Committed at
Commitments	March 31, 2009	December 31, 2008
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$959,506	$995,125
Standby letters of credit and financial guarantees written	47,824	34,806
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	179,523	124,214
Interest rate cap agreements	—	200,000

The table below presents the fair value of the Bank’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2009 and December 31, 2008:

	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	As of March 31, 2009		As of December 31, 2008		As of March 31, 2009		As of December 31, 2008

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Products	Other Assets	$—	Other Assets	$—	Other Liabilities	$289	Other Liabilities	$347

Total derivatives designated as hedging instruments under SFAS 133		$—		$—		$289		$347

Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Products	Other Assets	$4,747	Other Assets	$4,523	Other Liabilities	$5,250	Other Liabilities	$5,294

Total derivatives not designated as hedging instruments under SFAS 133		$4,747		$4,523		$5,250		$5,294

The Bank is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates. The Bank uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2009, the Bank had a fair value hedge in the form of an interest rate swap with a notional amount of $1.9 million which matures in 2017. In addition, four fair value hedges with notional amounts totaling $7.3 million were acquired from Willow Financial with maturity dates ranging from 2013 to 2016. These swaps do not qualify for hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statements of income. As such, based on the increase in the market value of these interest rate swaps, the Corporation recognized a gain of $45,000 in other income in the consolidated statement of operations for the three months ended March 31, 2009.

Note 11 – Financial Instruments with Off-Balance Sheet Risk – Continued

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Bank includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Derivatives not designated as hedges are not speculative and result from a service the Bank provides to certain customers.  The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest  rate swaps are simultaneously hedged by offsetting interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of SFAS 133, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2009, the Bank had 40 interest rate swaps with an aggregate notional amount of $170.4 million related to this program.

The tables below present the effect of the Bank’s derivative financial instruments on the Income Statement for the three months ended March 31, 2009 and 2008:

Derivatives in SFAS 133 Fair Value Hedging Relationships	Classification of Gain/(Loss) Recognized on Derivative	Gain/(Loss) Recognized on Derivative
		Three Months Ended March 31,
(Dollars in thousands)		2009	2008

Interest Rate Products	Interest income	$(23)	$(16)

Total		$(23)	$(16)

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Classification of Gain/ (Loss) Recognized on Derivative	Amount of Gain/(Loss) Recognized on Derivative
		Three Months Ended March 31,
(Dollars in thousands)		2009	2008
Interest Rate Products	Interest income	$(80)	$—
	Other income	268	33

Total		$188	$33

The Bank is exposed to certain risks arising from both its business operations and economic conditions. The Bank principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Bank manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Bank enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Bank’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Bank’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate loan assets and variable rate borrowings.

The Bank has agreements with each of its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank has agreements with some of its derivative counterparties that contain provisions that require the Bank’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Bank’s credit rating is reduced below investment grade then, the Bank may be required to fully collateralize its obligations under the derivative instrument. Certain of the Bank's agreements with some of its derivative counterparties contain provisions where if a specified event or condition occurs that materially changes the Bank's creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instrument. The Bank has agreements with certain of its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well / adequate capitalized institution, then the Bank could be required to settle its obligation under the agreements.

Note 11 – Financial Instruments with Off-Balance Sheet Risk – Continued

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.3 million. As of March 31, 2009, the Bank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3.4 million against its obligations under these agreements.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at March 31, 2009 and 2008 of $75.1 million and $5.2 million, respectively, and commitments to sell mortgage loans at a specified rate at March 31, 2009 and 2008 of $120.9 million and $2.3 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At March 31, 2009, the Corporation had commitments with a positive fair value of $108,000 and negative fair value of $463,000 which were recorded in other income on the consolidated statements of income. At March 31, 2008, the Corporation had commitments with a positive fair value of $41,000 and negative fair value of $2,000 which was recorded in other income on the consolidated statements of income.

Note 12 – Fair Value Measurements

Effective January 1, 2008, the Corporation adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. There have been no material changes in valuation techniques as a result of the adoption of SFAS No. 157.

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

Securities Available for Sale

Securities classified as available for sale are reported using Level 1, Level 2 and Level 3 inputs. Level 1 instruments generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. During the fourth quarter of 2008, certain collateralized debt obligation investments in pooled trust preferred securities were transferred from Level 2 into Level 3. During the first quarter of 2009, a private label collateralized mortgage obligation (CMO) was transferred from Level 2 to Level 3. The Corporation obtained a third party cash flow analysis to determine the projected level of uncollected principal and the resulting fair value. The cash flow analysis included market information such as instrument performance and relevant corporate data associated with certain issuers included within the pooled trust and collateral performance and delinquency information for the CMO. Other-than temporary impairment losses of $1.1 million were recorded related to these securities during the first quarter of 2009. Additionally other-than temporary impairment losses of $201,000 on certain equity securities in Level 1 were recorded during the first quarter of 2009 based upon the Corporation’s fair value measurement at March 31, 2009.

Note 12 – Fair Value Measurements – Continued

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance March 31, 2009
Assets
Investment securities available for sale	$21,055	$1,063,544	$9,125	$1,093,724
Residential mortgage loans held for sale	—	47,960	—	47,960
Derivatives	—	4,855	—	4,855
Total assets	$21,055	$1,116,359	$9,125	$1,146,539
Liabilities
Derivatives	$—	$6,002	$—	$6,002
Total liabilities	$—	$6,002	$—	$6,002

Note 12 – Fair Value Measurements – Continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The table below presents a reconciliation of assets measured at fair value on a recurring basis for which the Corporate has utilized significant unobservable inputs (Level 3).

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2009	$3,149
Transfers into Level 3	7,119
Total losses realized
Included in earnings(1)	(1,143)
Included in other comprehensive income	—

Balance, March 31, 2009	$9,125

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$2,934

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

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Individually impaired loans are measured based on the fair value of the collateral for collateral dependent loans. The value of the collateral is determined based on an appraisal by qualified licensed appraisers hired by the Corporation or other observable market data which is readily available in the marketplace. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. At March 31, 2009, impaired loans had a carrying amount of $79.3 million with a valuation allowance of $13.7 million. Impaired loans with a carrying amount of $76.7 million were evaluated during the three months of 2009 using the practical expedient fair value measurement which resulted in an additional valuation allowance of $7.3 million as compared to December 31, 2008.

Goodwill and Other Identifiable Intangibles

The Corporation employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. In 2008, management performed its annual review of goodwill and other identifiable intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management performed its review by reporting unit and determined that there was no impairment of goodwill and other identifiable intangible assets as a part of this annual review. As part of the annual review of goodwill, management also evaluated any additional circumstances that may have required an impairment test subsequent to June 30, 2008 which also resulted in no impairment charge. The provisions of FSP FAS 157-2 were applied to the Corporation’s fair value measurement of its goodwill and identifiable intangibles with balances of $239.8 million and $26.9 million, respectively at March 31, 2009. The application of this FSP did not have a material impact on the Corporation’s financial statements although it did result in expanded disclosures.

Note 12 – Fair Value Measurements – Continued

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

The Corporation’s entire portfolio consists of fixed rate loans with a remittance type of schedule/actual and a weighted average servicing fee of .25%. The market value calculation was based on long term prepayment assumptions obtained from Bloomberg for similar pools based on original term, remaining term, and coupon. Where prepayment assumptions for loan pools could not be obtained, projections based on current prepayments, secondary loan market, and input from servicing buyers were used. The Corporation has determined that the inputs used to value its mortgage servicing rights fall within Level 2 of the fair value hierarchy. At March 31, 2009, the Corporation’s mortgage servicing rights had a carrying amount of $1.9 million. In accordance with the provisions of SFAS No.156, “Amending Accounting for Separately Recognized Servicing Assets and Liabilities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” mortgage servicing rights are recorded at lower of cost or market.

Certain assets measured at fair value on a non-recurring basis are presented below:

	Fair Value Measurement Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance March 31, 2009
Assets
Impaired loans	$—	$63,314	$—	$63,314
Mortgage servicing rights	—	1,876		1,876
Total assets	$—	$65,190		$65,190

Note 13 – Subsequent Event

On April 21, 2009, THP Properties and its affiliated companies (THP), a significant borrower of the Bank, temporarily suspended its operations and subsequently declared bankruptcy on April 30, 2009. THP Properties is primarily involved in residential land development and home construction. As of March 31, 2009, THP’s outstanding credit was considered performing and adequately reserved. The THP loans have subsequently been placed on non-accrual status and the credit will be reassessed regularly for need for additional reserves. THP is currently exploring its strategic opportunities.

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

Within this Form 10-Q, management may make projections and forward-looking statements regarding events or the future financial performance of Harleysville National Corporation. We wish to caution you that these forward-looking statements involve certain risks and uncertainties, including a variety of factors that may cause Harleysville National Corporation’s actual results to differ materially from the anticipated results expressed in these forward-looking statements. Such factors include the possibility that anticipated cost savings may not be realized, estimated synergies may not occur, increased demand or prices for the Corporation’s financial services and products may not occur, changing economic and competitive conditions, technological developments and other risks and uncertainties. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the Corporation’s business strategy due to changes in current or future market conditions; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; inability to achieve desired increases in capital and improvement in asset quality; merger-related synergies; interest rate movements; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and deteriorating economic conditions. When we use words such as “believes”, “expects”, “anticipates”, or similar expressions, we are making forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements and are also advised to review the risk factors that may affect Harleysville National Corporation’s operating results in documents filed by Harleysville National Corporation with the Securities and Exchange Commission, including the Quarterly Report on Form 10-Q, the Annual Report on Form 10-K, and other required filings. Harleysville National Corporation assumes no duty to update the forward-looking statements made in this Form 10-Q.

Shareholders should note that many factors, some of which are discussed elsewhere in this report and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed or implied in our forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to those described in Item 1A, “Risk Factors” in the Corporation’s 2008 Annual Report on Form 10-K and in this Form 10-Q.

Critical Accounting Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with U.S. generally accepted accounting principles (GAAP). The Corporation’s significant accounting policies are described in Note 1 of the consolidated financial statements in this Form 10-Q and in the Corporation’s 2008 Annual Report on Form 10-K and are essential in understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. In applying accounting policies and preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and the income and expense in the income statements for the periods presented. Therefore, actual results could differ significantly from those estimates. Judgments and assumptions required by management, which have, or could have a material impact on the Corporation’s financial condition or results of operations are considered critical accounting estimates. The following is a summary of the policies the Corporation recognizes as involving critical accounting estimates: Allowance for Loan Loss, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, Fair Value Measurement of Investment Securities Available for Sale, and Deferred Taxes.

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

Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Management performed its annual review of goodwill and other identifiable intangibles in 2008 and determined there was no impairment of goodwill or other identifiable intangibles as a part of this annual review. As part of the first quarter of 2009 closing process, management also evaluated any additional circumstances that may have required an interim impairment test subsequent to June 30, 2008: no such circumstances were noted and no impairment charge was recorded. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Fair Value Measurement of Investment Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings. Adverse changes in credit ratings would affect the estimated cash flows of the underlying collateral or issuer. The Bank recognized an other-than-temporary impairment charge of $1.3 million during the first quarter of 2009 as a result of deterioration in the individual credits of collateralized debt obligation investments in pooled trust preferred securities as well as certain equity securities. The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of March 31, 2009 because the unrealized losses are primarily related to changes in interest rates and current market conditions, however, we do not see any negative effect on the expected cash flows of the underlying collateral or issuer. The unrealized losses are affecting all portfolio sectors with collateralized mortgage obligation securities and preferred securities having the largest reductions.

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

Financial Overview

The Corporation’s net income for the first quarter of 2009 was $4.6 million, or $0.11 per diluted share, compared to $7.3 million or $0.23 per diluted share for the first quarter of 2008.

Despite the difficult economic environment and the turmoil in the financial markets, the Corporation’s first quarter 2009 performance was profitable. Loan and deposit growth from March 2009 compared to March 2008 was largely driven by a combination of organic loan growth of $81.3 million and deposit growth of $240.4 million along with the impact of the Willow Financial acquisition, which closed in December 2008. The 2009 year-to-date financial results include the impact on operations from the acquisition of Willow Financial effective December 5, 2008 and the related issuance of 11,515,366 shares of the Corporation’s common stock. The following is an overview of the key financial highlights:

Total assets were $5.6 billion at March 31, 2009, an increase of 45.0% from $3.9 billion at March 31, 2008. Loans were $3.6 billion, an increase of 45.7% from $2.5 billion at March 31, 2008. Deposits were $4.1 billion, up 38.8% from $3.0 billion at March 31, 2008. On the acquisition date, Willow Financial had approximately $1.6 billion in assets, $1.1 billion in loans and $946.7 million in deposits. Total assets at March 31, 2009 increased $155.7 million, or 2.8%, as compared to total assets reported at the year ended December 31, 2008. Loans decreased by $69.5 million and deposits increased by $209.0 million since year-end.

The annualized return on average shareholders’ equity was 3.88% for the first quarter of 2009 as compared to 8.55% for the same period in 2008. The annualized return on average assets was 0.33% during the first quarter of 2009 in comparison to 0.75% for the first quarter of 2008. The decrease in these ratios was primarily due to the decline in earnings resulting from the challenging economic environment experienced during the past year as well as an increase in average assets and equity resulting from the Willow Financial acquisition.

Net interest income on a tax equivalent basis in the first quarter of 2009 increased $11.6 million or 44.5% from the same period in 2008 mainly as a result of a decrease in customer deposit costs and the Willow Financial acquisition as well as organic loan growth. First quarter 2009 net interest margin was 3.02%, increasing 11 basis points from the comparable period last year and decreasing 14 basis points sequentially from the fourth quarter of 2008.

Nonperforming assets were $89.5 million at March 31, 2009. Nonperforming assets as a percentage of total assets were 1.58% at March 31, 2009, compared to 1.43% at December 31, 2008 and 0.69% at March 31, 2008. Net charge-offs for the first quarter of 2009 were $4.0 million, compared to $798,000 in the same period of 2008. The allowance for credit losses increased to $53.1 million at March 31, 2009, compared to $50.0 million at December 31, 2008, and $28.5 million at March 31, 2008.

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

The rate volume variance analysis in the table below, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three months ended March 31, 2009 compared to March 31, 2008 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended March 31, 2009 compared to March 31, 2008
(Dollars in thousands)
	Total	Due to change in:
	Change	Volume	Rate
Increase (decrease) in interest income:
Investment securities (1)	$3,001	$2,226	$775
Federal funds sold, securities purchased under agreements to resell and deposits in banks	(567)	367	(934)
Loans (1) (2)	9,253	16,494	(7,241)
Total	11,687	19,087	(7,400)

Increase (decrease) in interest expense:
Savings and money market deposits	(1,924)	2,226	(4,150)
Time deposits	192	4,339	(4,147)
Borrowed funds	1,857	3,888	(2,031)
Total	125	10,453	(10,328)

Net increase in net interest income	$11,562	$8,634	$2,928

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis, net of deductions (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

The following table presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2009			2008

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$885,819	$11,786	5.40%	$753,468	$9,754	5.21%
Nontaxable investments (1)	323,193	5,325	6.68	290,098	4,356	6.04
Total investment securities	1,209,012	17,111	5.74	1,043,566	14,110	5.44
Federal funds sold, securities purchased under agreements to resell and deposits in banks	172,010	127	0.30	84,157	694	3.32
Loans (1) (2)	3,666,744	48,658	5.38	2,463,242	39,405	6.43
Total earning assets	5,047,766	65,896	5.29	3,590,965	54,209	6.07
Noninterest-earning assets	532,333			299,994
Total assets	$5,580,099			$3,890,959

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,906,855	6,171	1.31	$1,415,450	8,095	2.30
Time	1,683,035	14,693	3.54	1,237,482	14,501	4.71
Total interest-bearing deposits	3,589,890	20,864	2.36	2,652,932	22,596	3.43
Borrowed funds	953,143	7,470	3.18	499,064	5,613	4.52
Total interest bearing liabilities	4,543,033	28,334	2.53	3,151,996	28,209	3.60
Noninterest-bearing liabilities:
Demand deposits	472,687			324,120
Other liabilities	83,888			71,443
Total noninterest-bearing liabilities	556,575			395,563
Total liabilities	5,099,608			3,547,559
Shareholders' equity	480,491			343,400
Total liabilities and shareholders' equity	$5,580,099			$3,890,959
Net interest spread			2.76			2.47
Effect of noninterest-bearing sources			0.26			0.44
Net interest income/margin on earning assets		$37,562	3.02%		$26,000	2.91%

Less tax equivalent adjustment		2,258			1,793
Net interest income		$35,304			$24,207

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis, net of deductions (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

The dramatic decline in the credit and liquidity markets and overall economic conditions continued in the fourth quarter of 2008 resulting in the Federal Open Market Committee reducing overnight rates by 175 basis points to effectively 0%. The total reduction in overnight rates during 2008 was 400 basis points. As discussed later, the Federal Reserve and U.S. Treasury Department also initiated a wide array of programs to improve liquidity, stabilize the credit markets and stimulate economic growth. These initiatives are continuing into 2009. The Corporation’s lower cost of funds have resulted from the short-term and mid-term rate reductions throughout 2008 in response to the decline in the various market yield curves and resulting reduction in asset yields.

Net interest income on a tax equivalent basis in the first quarter of 2009 increased $11.6 million or 44.5% from the same period in 2008 mainly as a result of a decrease in customer deposit costs and the Willow Financial acquisition as well as organic loan growth.

Interest income on a tax equivalent basis in the first quarter of 2009 increased $11.7 million, or 21.6% over the same period in 2008. This increase was primarily due to higher average loans of $1.2 billion and higher average investment securities of $165.4 million which was partially offset by a 105 basis points reduction in the average rate earned on loans. The growth in average loans of 48.9% over the first quarter of last year was mainly as a result of the Willow Financial acquisition as well as organic loan growth over all loan segments. Interest expense increased $125,000 during the first quarter of 2009 versus the comparable period in 2008 as a 107 basis point reduction in the average rate paid on deposits was partially offset by a $1.4 billion increase in average interest-bearing liabilities primarily as a result of the Willow Financial acquisition.

Net Interest Margin

The first quarter 2009 net interest margin was 3.02%, an increase of 11 basis points compared to the first quarter of 2008. The increase in the net interest margin during 2009 was mainly attributable to decreases in yields on interest-bearing liabilities which outpaced declines in the yield on loans. In addition, yields on investment securities have increased 30 basis points since the prior year.

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

The Bank is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates. The Bank uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2009, the Bank had a fair value hedge in the form of an interest rate swap with a notional amount of $1.9 million which matures in 2017. In addition, four fair value hedges with notional amounts totaling $7.3 million were acquired from Willow Financial with maturity dates ranging from 2013 to 2016. These swaps do not qualify for hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statements of income. As such, based on the increase in the market value of these interest rate swaps, the Corporation recognized a gain of $45,000 in other income in the consolidated statement of operations for the three months ended March 31, 2009. The Corporation also recognized a reduction of interest income of $80,000 for the three months ended March 31, 2009.

For derivatives designated and that qualify as fair value hedges, during the three months ended March 31, 2009 and 2008, the Bank recognized a reduction of interest income of $23,000 and $16,000, respectively, on the consolidated statements of income.

Derivatives not designated as hedges are not speculative and result from a service the Bank provides to certain customers.  The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of SFAS 133, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2009, the Bank had 40 interest rate swaps with an aggregate notional amount of $170.4 million related to this program. For these derivatives, during the three months ended March 31, 2009 and 2008, the Bank recognized gains of $223,000 and $33,000, respectively in other income on the consolidated statements of income.

The Bank is exposed to certain risks arising from both its business operations and economic conditions. The Bank principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Bank manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Bank enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Bank’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Bank’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate loan assets and variable rate borrowings.

The Bank has agreements with each of its derivative counterparties that contain a provision where if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations. The Bank has agreements with some of its derivative counterparties that contain provisions that require the Bank’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Bank’s credit rating is reduced below investment grade then, the Bank may be required to fully collateralize its obligations under the derivative instrument. Certain of the Bank's agreements with some of its derivative counterparties contain provisions where if a specified event or condition occurs that materially changes the Bank's creditworthiness in an adverse manner, the Bank may be required to fully collateralize its obligations under the derivative instrument. The Bank has agreements with certain of its derivative counterparties that contain a provision where if the Bank fails to maintain its status as a well / adequate capitalized institution, then the Bank could be required to settle its obligation under the agreements.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.3 million. As of March 31, 2009, the Bank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3.4 million against its obligations under these agreements.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the March 31, 2009 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation's Asset/Liability Policy when modeled rates increase 100 or 200 basis points and decrease 100 and 200 basis points. The Corporation constantly monitors this position and takes steps to minimize any reduction in net interest income.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of March 31, 2009. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	of Equity	Change	Percent Change

+300 Basis Points	$438,058	$(137,902)	-23.94%	+/- 35%
+200 Basis Points	492,496	(83,464)	-14.49%	+/- 25
+100 Basis Points	544,210	(31,750)	-5.51%	+/- 15
Flat Rate	575,960	-	0.00%
-100 Basis Points	578,921	2,961	0.51%	+/- 15
-200 Basis Points	566,385	(9,575)	-1.66%	+/- 25
-300 Basis Points	576,071	111	0.02%	+/- 35

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

The Corporation performs periodic evaluations of the allowance for loan losses that include both historical, internal and external factors. The actual allocation of reserve is a function of the application of these factors to arrive at a reserve for each portfolio type and an additional component of the reserve allocated against the portfolio as a whole. Management assigns historical factors and environmental factors to homogeneous groups of loans that are grouped by loan type and credit rating. Changes in concentrations and quality are captured in the analytical metrics used in the calculation of the reserve. The components of the allowance for credit losses consist of both historical losses and estimates. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Corporation’s allowance for loan losses components include the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes and results of the loan review process. The Corporation’s historical loss component is a significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component as well as external factors impacting the portfolio taken as a whole.

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

The provision for loan losses increased $5.2 million during the first quarter of 2009 compared to the same period in 2008 mostly as a result of a decrease in the overall quality of the loan portfolio which caused an increase in the amount of the required reserve. Nonperforming assets as a percentage of total assets were 1.58% at March 31, 2009, compared to 0.69% at March 31, 2008. Net loans charged-off increased $3.2 million for the first quarter of 2009 compared to the same period in 2008 principally due to charge-offs related to two unrelated commercial borrowers and increased charge-offs of consumer loans, specifically home equity lines of credit and loans and other direct installment loans. The profile of the Bank’s customer base has remained relatively constant and management believes that the current deterioration in credit quality has been caused by the economic pressures being felt by borrowers due to general economic conditions. The Bank has experienced depressed economic cycles in the past. As the current economic condition deteriorates, management continues to allocate dedicated resources to continue to manage at-risk credits. The Bank has experienced a similar decline in the past and expects that we could experience a similar decline in future economic cycles.

The allowance for loan losses increased $3.1 million to $53.1 million at March 31, 2009 from $50.0 million at December 31, 2008 and $28.5 million at March 31, 2008. The increase in the allowance at March 31, 2009 compared to December 31 2008 was primarily due to increased credit risk in the current economic environment. The increase in the allowance at March 31, 2009 in comparison to March 31, 2008 was mainly due to the addition of the Willow Financial loan loss reserve of $12.9 million in December 2008, and the need to adjust for impacts on the portfolio in light of the current credit environment. Nonperforming loans have increased by $10.6 million as a result of these factors from March 31, 2009 compared to December 31, 2008 and by $61.9 million from March 31, 2008. The impact of the recession continues to be felt as the Bank’s commercial real estate portfolio’s increase in allowance illustrates. It is expected that the negative trends in the real estate industry, both residential and commercial, will continue to affect credit quality throughout at least the first half of 2009, if not for the entire year.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Average loans	$3,666,744	$2,463,242

Allowance, beginning of period	$49,955	$27,328
Loans charged off:
Real estate	1,644	357
Commercial and industrial	1,664	216
Consumer	1,021	394
Total loans charged off	4,329	967
Recoveries:
Real estate	105	27
Commercial and industrial	125	15
Consumer	85	127
Total recoveries	315	169
Net loans charged off	4,014	798
Provision for loan losses	7,121	1,960
Allowance, end of period	$53,062	$28,490
Ratio of net charge offs to average
loans outstanding (annualized)	0.44%	0.13%

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

The factors affecting the allocation of the allowance during the three-month period ended March 31, 2009 were decreases in credit quality primarily related to real estate construction loans. The allocation of the allowance for real estate loans at March 31, 2009 increased $4.3 million as compared to December 31, 2008 principally due to an increase in criticized real estate construction loans, a decline in collateral values related to construction loans and an increase in the loss ratio used to calculate the reserve for commercial mortgage and construction loans. The allocation of the allowance for commercial and industrial loans at March 31, 2009 decreased $1.4 million from December 31, 2008 mostly due to a decrease in the loss ratio used to calculate the reserve for commercial and industrial loans. In addition, the allocation of the allowance for consumer loans at March 31, 2009 increased slightly by $219,000 primarily due to adjustments in the loss ratios as well as some increases in criticized consumer loans. There were no material changes in the allocation of the allowance for lease financing at March 31, 2009 compared to December 31, 2008. There were no significant changes in the estimation methods and assumptions including environmental factors, loan concentrations or terms that impacted the allowance during the first three months of 2009. The interest rate environment as well as weakening in the commercial real estate market has moderately increased our allowance allocation in concert with the historical trends. It is expected that the negative trends in the real estate industry will continue to affect credit quality throughout 2009. The growth in the loan portfolio and the change in the mix will result in an adjustment to the amount of the allowance allocated to each category based upon historical loss trends and other factors.

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	March 31, 2009		December 31, 2008
		Percent of		Percent of
(Dollars in thousands)	Amount	Allowance	Amount	Allowance

Real estate	$26,380	50%	$22,051	44%
Commercial
and industrial	19,458	37%	20,898	42%
Consumer	7,215	13%	6,996	14%
Lease financing	9	-%	10	-%
Total	$53,062	100%	$49,955	100%

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

Nonperforming assets were 1.58% of total assets at March 31, 2009, compared to 1.43% at December 31, 2008, and 0.69% at March 31, 2008. The increase in nonaccrual loans at March 31, 2009, in relation to December 31, 2008, of $10.3 million was mainly attributable to commercial and industrial, commercial real estate, construction and residential real estate loans. The increase of nonaccrual loans in relation to March 31, 2008 of $61.6 million was largely due to an increase in the nonaccrual status of commercial and residential construction, commercial and industrial, residential first mortgage and commercial mortgage loans during 2008. In addition, the December 5, 2008 acquisition of Willow Financial Bank contributed $12.5 million in non-accrual loans. The borrowers associated with these nonaccrual loans are generally unrelated and are primarily located in our market area and in most cases, for the residential real estate, our collateral is local land that has been subdivided for residential development in the growing counties of the Philadelphia suburbs and the Lehigh Valley. The Bank’s management understands these markets and is confident that it can manage the collateral, if necessary. In response to the situation, the Corporation increased its allowance for loan losses from approximately 1.36% of outstanding loans at December 31, 2008 to 1.47% at March 31, 2009. The Bank continues to evaluate appraisals, financial reviews and inspections. All mortgage loans within the Bank’s portfolio were booked with traditional bank customers through the branch network. The Bank has virtually no exposure to subprime borrowers – a benefit of the historically careful approach to residential mortgage lending. The Bank continues to take a conservative approach to its lending and loan review practices. With the expectation of continued economic pressures, management continues to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

As of March 31, 2009, loans past due 90 days or more and still accruing interest were $2.1 million, compared to $1.8 million at December 31, 2008 and $1.7 million at March 31, 2008. The higher level of loans past due 90 days or more at March 31, 2009 was primarily driven by a few unrelated commercial and industrial loans.

Net assets in foreclosure at March 31, 2009 were $2.0 million compared to $1.6 million at December 31, 2008 and $1.5 million at March 31, 2008. During the first quarter of 2009, transfers from loans to assets in foreclosure were $1.1 million, disposals of foreclosed properties were $698,000, and no charge-offs were recorded. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of the asset or fair value at date of acquisition) or estimated fair value.

The following table presents information concerning nonperforming assets:

Table 6—Nonperforming Assets

(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Nonaccrual loans	$85,393	$75,060	$23,819
Loans 90 days or more past due	2,073	1,849	1,702
Total nonperforming loans	87,466	76,909	25,521
Net assets in foreclosure	2,008	1,626	1,536
Total nonperforming assets	$89,474	$78,535	$27,057

Allowance for loan losses to nonperforming loans	60.7%	65.00%	111.60%
Nonperforming loans to total net loans	2.46%	2.12%	1.04%
Allowance for loan and lease losses to total loans	1.47%	1.36%	1.15%
Nonperforming assets to total assets	1.58%	1.43%	0.69%

Locally located real estate, most with loan to value ratios within company policy, secures many of the nonperforming loans.

The following table presents information concerning impaired loans. Impaired loans are loans for which it is probable that all principal and interest will not be collected according to the contractual terms of the loan agreement. Impaired loans are included in the nonaccrual loan total. The increase in impaired loans at March 31, 2009 compared to December 31, 2008 and March 31, 2008 was mostly due to the previously aforementioned increases in nonaccrual commercial and residential construction, commercial and industrial, residential first mortgage and commercial mortgage loans.

Table 7—Impaired Loans

(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Impaired Loans	$79,269	$70,173	$9,404

Average year-to-date impaired loans	$71,158	$23,469	$10,559

Impaired loans with specific loss allowances	$53,574	$38,354	$9,404

Loss allowances reserved on impaired loans	$13,681	$8,420	$2,172

Year-to-date income recognized on impaired loans	$100	$151	$8

The Bank’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income was $16.2 million for the first quarter of 2009, an increase of $5.3 million or 49.2% from $10.8 million in the first quarter of 2008 primarily as a result of the Willow Financial acquisition. For the three months ended March 31, 2009, net gains on the sale of investment securities increased by $1.8 million. In addition, as a result of the Willow Financial acquisition, there was a $1.5 million increase in net gains on the sale of residential mortgage loans. Service charges on deposits of $4.2 million for the first quarter of 2009 increased by $1.1 million, or 34.7%, as compared to the first quarter of 2008 primarily due to the Willow Financial acquisition. Other income during the first quarter of 2009 also included a $1.7 million gain recorded in the first quarter of 2009 on the sale of the Bank’s merchant credit card business. A non-cash other-than-temporary impairment charge of $1.3 million on collateralized debt obligation investments in pooled trust preferred securities as well as other investments was also recorded during the first quarter of 2009.

Noninterest Expense

Noninterest expense was $38.6 million for the first quarter of 2009, an increase of $14.9 million or 62.8% from $23.7 million in the first quarter of 2008. The increase was primarily driven by the acquisition of Willow Financial. Salaries and benefits expense rose $6.4 million during the first quarter of 2009 primarily due to higher staffing levels resulting from the Willow Financial acquisition as well as severance costs of $1.0 million. Occupancy expenses increased $1.6 million for the three months ended March 31, 2009 over the comparable period in 2008, mainly due to the addition of the Willow Financial branches. FDIC insurance assessments increased by $2.6 million mainly as a result of the deposits from the Willow Financial acquisition and the FDIC approval of a final rule in December 2008 which raised assessment rates uniformly by seven basis points for the first quarter of 2009. In addition, the Corporation exhausted its remaining FDIC credits in the first quarter of 2008. Other expense increased $3.5 million for the three month period ended March 31, 2009 over the same period in 2008 mostly due to the Willow Financial acquisition, including additional professional, consulting and data processing expenses.

The FDIC proposes to establish new assessment rates effective April 1, 2009. The Bank expects that the assessment rates for the remainder of 2009 will continue to be significantly higher than in 2008.

Income Taxes

The effective income tax rates for the three months ended March 31, 2009 and 2008 were 19.7% and 22.0%, respectively, versus the applicable federal statutory rate of 35% and the applicable state tax rates. The Corporation’s effective rates during 2009 and 2008 were lower than the statutory tax rate primarily as a result of tax-exempt income earned from state and municipal securities and loans and bank-owned life insurance. The effective income tax rate for the first quarter of 2009 was lower than the same period in 2008 primarily due to a higher level of tax exempt income during 2009.

Balance Sheet Analysis

Total assets at March 31, 2009 increased $155.7 million, or 2.8%, from $5.5 billion at December 31, 2008 to $5.6 billion. Cash and cash equivalents increased by $275.8 million due to increased deposits and the sale of investment securities. Residential mortgage loans held for sale increased $30.8 million due to an increase in refinancing volume driven by historically low mortgage rates. Gross loans decreased by $100.3 million at March 31, 2009 since December 31, 2008 primarily in the commercial mortgage and commercial and industrial portfolios. Investment securities decreased by $57.6 million due to sales and maturities of certain securities.

Total liabilities increased $156.7 million, or 3.1%, from $5.0 billion at December 31, 2008 to $5.2 billion at March 31, 2009. Deposits grew by $209.0 million since December 31, 2008 primarily due to increases in certificates of deposits including public funds accounts. Federal funds purchased and short-term securities sold under agreements to repurchase decreased by $31.9 million due to maturities. Long-term borrowings decreased $23.8 million from December 31, 2008 as increased cash levels reduced the Bank’s reliance on borrowings.

Capital

Capital formation is important to the Corporation's well being and future growth. Total capital at March 31, 2009 was $473.7 million, a decrease of $994,000 from the capital balance at December 31, 2008 of $474.7 million. The reduction in capital was primarily the result of an increase of $2.2 million in the accumulated other comprehensive loss related to investment securities partially offset by the issuance of $760,000 under the Corporation’s dividend reinvestment and stock purchase plan and the exercise of stock options. Management believes that the Corporation's current capital and liquidity positions are adequate to support its operations. Management continues to analyze and evaluate the Corporation’s current capital position relative to the Corporation’s ongoing business operations, current economic conditions, the regulatory environment and future capital requirements. As a part of this analysis, the Corporation’s Board of Directors, in conjunction with Management, is undertaking a comprehensive capital review and is analyzing various capital raising options to increase tangible common equity.

Table 8—Regulatory Capital
(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of March 31, 2009	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$388,884	9.39%	$331,413	8.00%	$414,266	10%
Harleysville National Bank	375,036	9.07%	330,638	8.00%	413,298	10%
Tier 1 Capital (to risk weighted assets):
Corporation	337,084	8.14%	165,707	4.00%	248,560	6%
Harleysville National Bank	323,355	7.82%	165,319	4.00%	247,979	6%
Tier 1 Capital (to average assets):
Corporation	337,084	6.33%	212,917	4.00%	266,146	5%
Harleysville National Bank	323,355	6.09%	212,425	4.00%	265,532	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2008	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$384,522	8.88%	$346,333	8.00%	$432,917	10%
Harleysville National Bank	370,552	8.58%	345,536	8.00%	431,920	10%
Tier 1 Capital (to risk weighted assets):
Corporation	334,467	7.73%	173,167	4.00%	259,750	6%
Harleysville National Bank	320,497	7.42%	172,768	4.00%	259,152	6%
Tier 1 Capital (to average assets):
Corporation	334,467	8.19%	163,315	4.00%	204,144	5%
Harleysville National Bank	320,497	7.88%	162,689	4.00%	203,361	5%

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is generally common stockholder’s equity and retained earnings adjusted to exclude disallowed goodwill and identifiable intangibles as well as the inclusion of qualifying trust preferred securities. Tier 2 capital for the Corporation is the allowance for loan losses. The current minimum for the Tier 1 ratio is 4.0% and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. At March 31, 2009, the Corporation’s Tier 1 risk-adjusted capital ratio was 8.14%, and the total risk-adjusted capital ratio was 9.39%. Both are above regulatory “adequately capitalized” requirements, however, the total risk adjusted capital ratio is below the regulatory “well capitalized” standard of 10.00%. Purchase accounting adjustments related to the acquisition of Willow Financial in December 2008 contributed to the reduction of the Corporation’s total risk-based capital ratio below the regulatory threshold for a “well capitalized” bank Company at March 31, 2009 and December 31, 2008. The Corporation does not believe that these mark-to-market valuations reflect a reduction in the realizable value of Willow Financial’s assets and expects to recover the discount through amortization in 2009 and beyond. As of March 31, 2009, the total risk-adjusted capital ratio increased to 9.39% from 8.88% at December 31, 2008. The Corporation continues to execute on its plan targeted to return to the current regulatory “well capitalized” definition within the current year.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. Currently, banking organizations are expected to have ratios from 4% to 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. The Corporation’s leverage ratios were 6.33% at March 31, 2009 and 8.19% at December 31, 2008. The lower leverage ratio of the Corporation at March 31, 2009 was mainly due to an increase in average loans and average assets from the acquisition of Willow Financial as the acquisition occurred towards the end of the fourth quarter of 2008.

After a detailed analysis of dividend yields by the Corporation, the cash dividend paid in the first quarter of 2009 was reduced to $0.10 per share from $0.20 per share for the fourth quarter of 2008. The Corporation also announced on April 23, 2009, that the second quarter cash dividend will be $.01 per share, enabling the Corporation to conserve approximately $3.9 million of capital per quarter.  The Corporation believes it is prudent to build balance sheet strength and liquidity in response to the negative economic outlook for 2009 forecast by many leading economists, especially with respect to the credit markets. The proportion of net income paid out in dividends for the first three months of 2009 was 92.7%, compared to 87.0% for the same period in 2008. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during the first three months of 2009.

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

The resulting projections as of March 31, 2009 show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. One source of external liquidity is an available line of credit with the FHLB. As of March 31, 2009, the Bank had borrowings outstanding with the FHLB of $516.0 million, all of which were long-term. At March 31, 2009, the Bank had a maximum borrowing capacity of $1.1 billion at the FHLB, unused FHLB lines of credit of $572.5 million and unused federal funds lines of credit of $110.0 million. In addition, the Corporation’s funding sources include investment and loan portfolio cash flows, fed funds sold and short-term investments, as well as access to the brokered certificate of deposit market and repurchase agreement borrowings. The Corporation has pledged available for sale investment securities with a carrying value of $884.8 million and held to maturity securities of $41.0 million. The Corporation could also increase its liquidity through its pricing on certificates of deposit products. The Corporation believes it has adequate funding sources to maintain sufficient liquidity under varying business conditions.

There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way, although a significant portion of the Corporation’s time deposits mature within the next twelve months. Despite the anticipated market volatility and rate environment for much of 2009, we expect to be able to retain most of these deposits. In the event that additional funds are required, the Corporation believes its short-term liquidity is adequate as outlined above.

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

    In November 2008, the Corporation filed an application to participate in the CPP as part of the TARP. The Executive Committee of the Corporation’s Board of Directors authorized management to apply for participation in the CPP up to the maximum of 3% of total risk-based assets, which was estimated at approximately $120 million. The Corporation’s Board of Directors determined that the Corporation should withdraw its previously-submitted application under the CPP as at this time, as they believe the TARP program is not the best course of action for the Corporation. On April 28, 2009, the Corporation notified its regulators that it has withdrawn its application. The Corporation will explore alternative sources of capital.

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

Other Information

Pending Legislation

The Corporation continues to monitor and assess legislation and regulatory matters for their impact to the Corporation and their effect on capital, liquidity and the results of operations. Any future legislation or regulatory matters may effect the Corporation’s capital, liquidity and results of operations in a material adverse manner.

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

Branching

During the first quarter of 2009, the Corporation opened a new branch in Conshohocken, Montgomery County. As the Bank continues to evaluate its retail delivery system to better serve customers’ needs, an opportunity was identified to maintain high touch service while saving cost in the Warminster, Bucks County market. In conjunction with the upcoming expiration of its lease, the Bank has decided to consolidate operations of the Warminster K-Mart Plaza branch into nearby offices. Upon regulatory approval, this will occur at 4 p.m. on Tuesday, June 3, 2009. As the Bank evaluated renewing the branch lease, it identified significant overlap with the Warminster Plaza and Warminster Anne’s Choice locations. Under the consolidation plan, Warminster Square and Warminster Anne’s Choice will be handling the accounts of customers from Warminster K-Mart Plaza beginning on July 1, 2009.

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

During the fourth quarter of 2008 through 2009, the economy has experienced a continued decline in the housing market, reductions in credit facilities, disruptions in the financial system, and volatility in the financial markets, all resulting in short-term rate reductions by the Federal Open Market Committee and the creation of programs by Congress and the Treasury Department for the purpose of stabilizing and providing liquidity to the U.S. financial markets. This has created a challenging interest rate environment for the Corporation which has impacted our interest rate sensitivity exposure. A detailed discussion of market risk is provided on pages 26 and 27 of this Form 10-Q.

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

(ii)  Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings

As a result of the acquisition of Willow Financial, the Corporation recorded a liability in purchase accounting of $2.7 million, of which $1.6 million is remaining at March 31, 2009, in connection with certain legal contingencies which existed prior to the acquisition. The amount accrued represents estimated settlement and legal costs on ongoing litigation assumed from Willow Financial. There can be no assurance that any of the outstanding legal proceedings to which the Corporation is a party as a successor in interest to Willow Financial will not be decided adversely to the Corporation’s interests and have a material effect on the financial condition and operations of the Corporation.

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

Item 1A.                 Risk Factors

Except for the addition of the risk factors detailed below, there have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

If the Corporation concludes that the decline in value of any of its investment securities is other-than-temporary, the Corporation is required to write down the value of that security through a charge to earnings.

The Corporation reviews its investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, the Corporation is required to assess whether the decline is other-than-temporary. If the Corporation determines that the decline is other-than-temporary, the Corporation is required to write down the value of that security through a charge to earnings. During the three-month period ended March 31, 2009, the Corporation recorded impairment charges totaling $1.3 million on one pooled trust preferred security, one private label collateralized mortgage obligation, and several equity securities with book values totaling $10.5 million. Changes in the expected cash flows of the securities in the Corporation’s investment portfolio and/or prolonged price declines may result in the Corporation’s conclusion in future periods that the impairment is other-than-temporary, which would require a charge to earnings to write down the securities to fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as a pooled trust preferred security, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

The Corporation may likely need or be compelled to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require the Corporation and Bank to maintain adequate levels of capital to support their operations.  These capital levels are determined and dictated by law, regulation and banking regulatory agencies.  In addition, capital levels are also determined by the Corporation’s management and board of directors based on capital levels that they believe are necessary to support the Corporation’s business operations.  At March 31, 2009, two of the Corporation’s three capital ratios were above "well capitalized" levels under current bank regulatory guidelines.  However, at March 31, 2009, the Corporation’s total capital to risk weighted assets ratio was 9.39% which is below the current 10% regulatory ratio to be considered “well-capitalized”.  In addition, the Corporation is evaluating its present and future capital requirements and needs.  The Corporation is also analyzing capital raising alternatives and options.  Consequently, the Corporation believes it may need to increase tangible common equity by raising additional capital.  As a result, the Corporation will have to reduce its assets so as to increase that ratio, increase its capital or both.  Even if the Corporation succeeds in meeting the current regulatory capital requirements, the Corporation may likely need to raise additional capital in the near future to support possible loan losses during future periods or to meet future regulatory capital requirements.

Further, the Corporation’s regulators may require it to increase its capital levels. If the Corporation raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and would likely dilute the per share book value and earnings per share of its common stock.  Furthermore, it may have an adverse impact on the Corporation’s stock price. New investors may also have rights, preferences, and privileges senior to the Corporation’s current shareholders, which may adversely impact its current shareholders. The Corporation’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the Corporation cannot assure you of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If the Corporation cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired.  Additionally, the inability to raise capital in sufficient amounts may adversely affect the Corporation’s operations, financial condition, and results of operations.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not repurchase any shares of its stock under the Corporation’s stock repurchase programs during the first three months of 2009. The maximum number of shares that may yet be purchased under the plans was 731,761 as of March 31, 2009. (1) The repurchased shares are used for general corporate purposes.

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

HARLEYSVILLE NATIONAL CORPORATION

Date: May 8, 2009	/s/ Paul D. Geraghty
Paul D. Geraghty, President, Chief Executive Officer and
Director
(Principal executive officer)

Date: May 8, 2009	/s/ George S. Rapp
George S. Rapp, Executive Vice President and Chief Financial Officer
Principal financial and accounting officer)

EXHIBIT INDEX
Exhibit No	Description of Exhibits
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

(10.11)
Supplemental Executive Retirement Benefit Agreement dated February 23, 2004 between Michael B. High,  former Executive Vice President and Chief Financial Officer, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2004.)

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

Exhibit No.	Description of Exhibits
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

(10.38)
Willow Financial Bancorp, Inc. Amended and Restated 2002 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement No. 333-156956 on Form S-8, filed with the Commission on January 27, 2009.)

Exhibit No.	Description of Exhibits
(10.39)
Willow Financial Bancorp, Inc. Amended and Restated 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-156956 on Form S-8, filed with the Commission on January 27, 2009.)

(10.40)
Chester Valley Bancorp, Inc. 1997 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.3 of Registrant’s Registration Statement No. 333-156956 on Form S-8, filed with the Commission on January 27, 2009.)

(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, Footnote 8, “Earnings Per Share,” of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.
***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.