Form 10-Q
period 2009-06-30
HARLEYSVILLE NATIONAL CORP
filed 2009-08-07
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

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
Yes  ☒              No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐              No  ☐

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
Yes  ☐              No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,090,911 shares of Common Stock, $1.00 par value, outstanding on August 4, 2009.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$54,007	$75,305
Interest-bearing deposits in banks	360,053	27,221
Total cash and cash equivalents	414,060	102,526
Residential mortgage loans held for sale (at fair value)	84,778	17,165
Investment securities available for sale (amortized cost, $1,084,411 and $1,186,586, respectively)	1,032,304	1,141,948
Investment securities held to maturity (fair value $32,908 and $50,059, respectively)	33,363	50,434
Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments	44,456	39,279
Loans and leases	3,354,489	3,668,079
Less: Allowance for loan losses	(70,341)	(49,955)
Net loans	3,284,148	3,618,124
Premises and equipment, net	50,027	50,605
Accrued interest receivable	17,875	21,120
Goodwill	27,031	240,701
Intangible assets, net	24,424	27,807
Bank-owned life insurance	88,631	87,081
Other assets	109,230	93,719
Total assets	$5,210,327	$5,490,509
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$517,108	$479,469
Interest-bearing:
Checking	597,831	556,855
Money market	991,476	1,042,302
Savings	317,196	270,885
Time deposits	1,574,544	1,588,921
Total deposits	3,998,155	3,938,432
Federal funds purchased and short-term securities sold under agreements to repurchase	82,169	136,113
Other short-term borrowings	2,014	984
Long-term borrowings	694,586	759,658
Accrued interest payable	37,653	34,495
Subordinated debt	93,784	93,743
Other liabilities	53,281	52,377
Total liabilities	4,961,642	5,015,802
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 200,000,000 shares; issued 43,113,629 and 43,022,387 shares at June 30, 2009 and December 31, 2008, respectively	43,114	43,022
Additional paid in capital	379,951	379,551
(Accumulated deficit) retained earnings	(140,305)	82,295
Accumulated other comprehensive loss	(33,869)	(29,017)
Treasury stock, at cost: 22,718 and 76,635 shares at June 30, 2009 and December 31, 2008, respectively	(206)	(1,144)
Total shareholders' equity	248,685	474,707
Total liabilities and shareholders' equity	$5,210,327	$5,490,509
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in thousands, except per share information)	2009		2008	2009	2008
Interest Income:
Loans and leases, including fees		$46,033	$36,644	$94,189	$75,641
Investment securities:
Taxable		10,453	9,622	22,239	19,376
Exempt from federal taxes		3,320	2,968	6,889	5,939
Federal funds sold and securities purchased under agreements to resell		-	93	-	751
Deposits in banks		239	26	366	62
Total interest income		60,045	49,353	123,683	101,769

Interest Expense:
Savings and money market deposits		5,335	5,661	11,506	13,756
Time deposits		13,936	12,937	28,629	27,438
Short-term borrowings		125	638	253	1,296
Long-term borrowings		7,196	4,928	14,538	9,883
Total interest expense		26,592	24,164	54,926	52,373

Net interest income		33,453	25,189	68,757	49,396
Provision for loan losses		32,000	3,107	39,121	5,067
Net interest income after provision for loan losses		1,453	22,082	29,636	44,329

Noninterest Income:
Service charges		4,304	3,312	8,498	6,425
Gain on sales of investment securities, net		4,945	97	6,897	225
Other-than-temporary impairment losses (“OTTI”) on available for sale securities		(2,709)	-	(9,305)	-
Portion of OTTI losses recognized in other comprehensive loss (before taxes)		2,179	-	7,431	-
Net OTTI losses recognized in operations on available for sale securities		(530)	-	(1,874)	-
Gain on mortgage banking sales, net		2,703	219	4,401	426
Wealth management		4,975	4,615	9,297	8,894
Bank-owned life insurance		770	657	1,548	1,341
Other income		4,544	2,696	9,103	5,117
Total noninterest income		21,711	11,596	37,870	22,428
Net interest income after provision for loan losses and noninterest income		23,164	33,678	67,506	66,757

Noninterest Expense:
Salaries, wages and employee benefits		17,991	14,201	38,270	28,060
Occupancy		3,709	2,441	7,915	5,026
Furniture and equipment		1,483	1,083	3,091	2,177
Intangibles expense		696	631	1,644	1,319
FDIC deposit insurance		5,056	204	7,843	367
Goodwill impairment		214,536	-	214,536	-
Other expense		9,279	5,898	18,072	11,227
Total noninterest expense		252,750	24,458	291,371	48,176

(Loss) income before income taxes		(229,586)	9,220	(223,865)	18,581
Income tax (benefit) expense		(7,083)	1,893	(5,957)	3,950
Net (loss) income		$(222,503)	$7,327	$(217,908)	$14,631

Net (loss) income per share information:
Basic	$	(5.17)	$0.24	$(5.06)	$0.47
Diluted	$	(5.17)	$0.23	$(5.06)	$0.46
Cash dividends per share		$0.01	$0.20	$0.11	$0.40
Weighted average number of common shares:
Basic		43,080,849	31,359,011	43,035,945	31,352,922
Diluted		43,080,849	31,521,608	43,035,945	31,522,029
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Six Months Ended June 30, 2009

	Common Stock	Treasury Stock		Additional	(Accumulated Deficit)	Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Loss	Stock	Total	Loss

Balance, January 1, 2009	43,022	(76)	$43,022	$379,551	$82,295	$(29,017)	$(1,144)	$474,707
Issuance of stock for stock options, net of excess tax benefits	27	36	27	35	-	-	545	607
Issuance of stock under dividend reinvestment and stock purchase plan	65	40	65	4	-	-	599	668
Conversion of Willow Financial Recognition and Retention Plan shares to treasury	-	(23)	-	206	-	-	(206)	-
Stock based compensation expense	-	-	-	155	-	-	-	155
Net (loss) income	-	-	-	-	(217,908)	-	-	(217,908)	$(217,908)
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(4,852)	-	(4,852)	(4,852)
Cash dividends	-	-	-	-	(4,692)	-	-	(4,692)
Comprehensive loss									$(222,760)
Balance, June 30, 2009	43,114	(23)	$43,114	$379,951	$(140,305)	$(33,869)	$(206)	$248,685

Six Months Ended June 30, 2008

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Loss	Stock	Total	Income (Loss)

Balance, January 1, 2008	31,507	(174)	$31,507	$231,130	$82,311	$(2,566)	$(3,072)	$339,310
Issuance of stock for stock options, net of excess tax benefits	-	40	-	(257)	-	-	716	459
Issuance of stock awards	-	-	-	-	-	-	2	2
Stock based compensation expense	-	-	-	85	-	-	-	85
Net income	-	-	-	-	14,631	-	-	14,631	$14,631
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(14,035)	-	(14,035)	(14,035)
Cash dividends	-	-	-	-	(12,542)	-	-	(12,542)
Comprehensive income									$596
Balance, June 30, 2008	31,507	(134)	$31,507	$230,958	$84,400	$(16,601)	$(2,354)	$327,910

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
(Dollars in thousands)	June 30,
	2009	2008
Operating Activities:
Net (loss) income	$(217,908)	$14,631
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	39,121	5,067
Depreciation	3,278	2,051
Goodwill impairment	214,536	―
Intangibles expense	1,644	1,319
Net amortization of discounts/premiums on investments and borrowings	(2,442)	569
Deferred income tax benefit	(1,952)	(1,828)
Gain on sales of investment securities, net	(6,897)	(225)
Other-than-temporary impairment on investments	1,874	―
Gain on mortgage banking sales, net	(4,401)	(426)
Originations of loans held for sale	(362,195)	(38,077)
Proceeds from sale of loans originated for sale	298,814	38,248
Bank-owned life insurance income	(1,548)	(1,341)
Stock based compensation expense	155	85
Net decrease in accrued interest receivable	3,245	836
Net increase in accrued interest payable	3,158	4,040
Net increase in other assets	(10,227)	(4,410)
Net increase in other liabilities	2,451	3,145
Other, net	(208)	49
Net cash (used in) provided by operating activities	(39,502)	23,733
Investing Activities:
Proceeds from sales of investment securities available for sale	319,655	115,331
Proceeds from maturity or calls of investment securities held to maturity	17,231	3,095
Proceeds from maturity or calls of investment securities available for sale	129,821	106,302
Proceeds, redemption Federal Home Bank stock and reduction in other investments	37	673
Purchases of investment securities available for sale	(342,467)	(274,461)
Purchases of Federal Home Bank stock, Federal Reserve Bank stock and other investments	(5,214)	(4,228)
Proceeds from sale of indirect and residential loans	117,158	―
Other net decrease (increase) in loans	176,981	(43,638)
Net cash paid due to acquisitions, net of cash acquired	(877)	(1,200)
Purchases of premises and equipment	(3,350)	(4,389)
Proceeds from sales of premises and equipment	15	668
Proceeds from sales of other real estate	1,216	347
Net cash provided by (used in) investing activities	410,206	(101,500)
Financing Activities:
Net increase (decrease) in deposits	59,723	(119,910)
(Decrease) increase in federal funds purchased and short-term securities sold under agreements to repurchase	(53,944)	78,199
Increase (decrease) in other short-term borrowings	1,030	(868)
Advances of long-term borrowings	―	50,000
Repayments of long-term borrowings	(62,562)	(23,000)
Cash dividends	(4,692)	(12,542)
Proceeds from the exercise of stock options	607	404
Proceeds from issuance of stock under dividend reinvestment and stock purchase plan	668	―
Excess tax benefits from stock based compensation	―	50
Net cash (used in) provided by financing activities	(59,170)	(27,667)
Net (decrease) increase in cash and cash equivalents	311,534	(105,434)
Cash and cash equivalents at beginning of period	102,526	209,403
Cash and cash equivalents at end of the period	$414,060	$103,969
Cash paid during the period for:
Interest	$54,807	$48,706
Income taxes	$2,058	$12,840
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to net assets in foreclosure	$1,516	$1,508
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of Harleysville National Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q, and therefore, do not include all of the information and footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity and cash flows in conformity with GAAP. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations presented for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Corporation has evaluated subsequent events for recognition and/or disclosure through August 7, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. See Note 14 – Subsequent Events for additional information.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM (the Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162.” The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all existing accounting and reporting standards other than guidance issued by the SEC. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material impact on the Corporation’s financial statements, although references to specific guidance in financial statements and future filings will be required to be referenced to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes the guidance for off-balance-sheet accounting of financial instruments including the way entities account for securitizations and special-purpose entities. SFAS 166 requires more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. It eliminates the concept of a “qualifying special purpose entity,” changes the requirement for derecognizing financial assets, and requires sellers of the assets to make additional disclosures about them. SFAS 167 alters how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of any entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. The standards are effective at the start of the first fiscal year beginning after November 15, 2009 and are not anticipated to have a material impact on the Corporation’s financial statements.

Note 1 – Summary of Significant Accounting Policies – Continued

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have any impact on the Corporation’s financial statements although it did result in expanded disclosure with regard to the date for which subsequent events have been evaluated. See Note 1 - Summary of Significant Accounting Policies, “Principles of Consolidation and Basis of Presentation” for additional information.

In April 2009, the FASB issued FASB Staff Positions No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly,” No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FASB issued these three related Staff Positions to clarify the application of SFAS 157, “Fair Value Measurements” (SFAS 157) to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously. The Corporation adopted the provisions of these Staff Positions in its quarter ended June 30, 2009 and they did not have a material impact on the Corporation’s financial statements although they did result in expanded disclosures.

Note 2 – Acquisition / Dispositions

During the second quarter of 2009, the Corporation sold loans held for investment of approximately $117.2 million for a net loss of $29,000. The sales consisted of first mortgage residential loans totaling $81.0 million and indirect consumer installment loans totaling $36.2 million. The loans were sold without recourse and subject to customary sale conditions. The sales were part of the Corporation’s strategy to build capital. Additionally, the Corporation decided to exit from the indirect lending business effective June 30, 2009 in order to use capital to build relationship-based business with customers.

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

The acquisition of Willow Financial constituted a business combination under SFAS No. 141, “Business Combinations,” and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill of $129.9 million was recorded in this transaction with $126.8 million allocated to the Community Banking segment and $3.1 million allocated to the Wealth Management segment. The Corporation also recorded $11.9 million in core deposit intangibles and $2.9 million in other identifiable intangible assets which are being amortized over ten years using the sum of the year’s digits amortization method. The $2.9 million of other identifiable intangibles were allocated to the Wealth Management segment. The purchase price allocation is subject to revision in future periods, including adjustments that may be necessary upon the filing of final tax returns for Willow Financial. The amount of goodwill recorded at December 31, 2008 was increased by $866,000 and the core deposit intangible was reduced by $2.2 million in the first six months of 2009 as a result of additional information obtained for the valuation analysis. The results of operations of Willow Financial have been included in the Corporation’s results of operations since December 5, 2008, the date of acquisition.

Note 2 – Acquisition / Dispositions - Continued

The following are the unaudited pro forma consolidated results of operations of the Corporation for the three and six months ended June 30, 2008 as though Willow Financial had been acquired on January 1, 2008:

	Three months ended	Six months ended
(Dollars in thousands, except for per share data)	June 30, 2008

Total interest income	$70,481	$146,035
Total interest expense	31,636	69,179
Net interest income	38,845	76,856

Provision for loan losses	4,795	7,579
Net interest income after provision for loan losses	34,050	69,277

Total non-interest income	13,403	28,736
Total non-interest expense	40,005	80,122

Income before income taxes	7,448	17,891

Income tax expense (1)	1,628	4,591

Net income	$5,820	$13,300

Basic earnings per share	$0.14	$0.31
Diluted earnings per share	$0.14	$0.31

(1)	Tax effects are reflected at an assumed rate of 35%

AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Corporation’s assessment identified $14.4 million in acquired loans from Willow Financial to which the application of the provisions of SOP 03-3 was required. At June 30, 2009 and December 31, 2008, the Corporation acquired loans within the scope of SOP 03-3 had an unpaid principal balance of $13.1 million and $14.4 million, respectively. At June 30, 2009 and December 31, 2008, these loans had a carrying value of $7.0 million and $8.1 million, respectively. As a result of the application of SOP 03-3, the Corporation’s loan balance reflects net purchase accounting adjustments resulting in a reduction in loans of $6.1 million related to acquired impaired loans at June 30, 2009. Income recognition under this SOP is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. The loans deemed impaired under this SOP were considered collateral dependent, however the timing of the sale of loan collateral is indeterminate and as such the loans will remain on non-accrual status and will have no accretable yield. The Corporation is using the cash basis method of interest income recognition.

The following are the loans acquired from Willow Financial for which it was probable at June 30, 2009 that all contractually required payments would not be collected:

(Dollars in thousands)
Contractually required payments at June 30, 2009:
Real estate	$6,958
Commercial and industrial	6,151
Total	$13,109
Cash flows expected to be collected at June 30, 2009	$7,003

The following is the carrying value by category as of June 30, 2009:

(Dollars in thousands)
Real estate	$4,016
Commercial and industrial	2,987
Total carrying value	$7,003

Note 3 – Investment Securities

The amortized cost, unrealized gains and losses, and the estimated fair value of the Corporation’s investment securities available for sale and held to maturity are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available for sale
Obligations of U.S. government agencies and corporations	$500	$—	$—	$500
Obligations of states and political subdivisions	283,117	5,635	(4,094)	284,658
Residential mortgage-backed securities	720,077	8,469	(22,081)	706,465
Trust preferred pools/collateralized debt obligations	49,055	354	(38,049)	11,360
Corporate bonds	8,858	18	(617)	8,259
Equity securities	22,804	103	(1,845)	21,062
Total investment securities available for sale	$1,084,411	$14,579	$(66,686)	$1,032,304
Held to maturity
Obligations of states and political subdivisions	$33,363	$74	$(529)	$32,908
Total investment securities held to maturity	$33,363	$74	$(529)	$32,908

	December 31, 2008
	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available for sale
Obligations of U.S. government agencies and corporations	$93,501	$	$ 419	$(26)	$93,894
Obligations of states and political subdivisions	288,415		4,798	(6,338)	286,875
Residential mortgage-backed securities	710,385		14,389	(19,291)	705,483
Trust preferred pools/collateralized debt obligations	50,214		734	(35,084)	15,864
Corporate bonds	21,073		286	(3,192)	18,167
Equity securities	22,998		57	(1,390)	21,665
Total investment securities available for sale	$1,186,586		$20,683	$(65,321)	$1,141,948
Held to maturity
Obligations of U.S. government agencies and corporations	$3,880		$ 122	$—	$4,002
Obligations of states and political subdivisions	46,554		119	(616)	46,057
Total investment securities held to maturity	$50,434		$ 241	$(616)	$50,059

Note 3 – Investment Securities - Continued

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less than 12 months			12 months of longer			Total
Description of	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
Obligations of states and political subdivisions	186	$138,150	$(3,758)	25	$15,525	$(865)	211	$153,675	$(4,623)
Residential mortgage-backed securities	34	234,922	(4,343)	49	96,421	(17,738)	83	331,343	(22,081)
Trust preferred pools/collateralized debt obligations	5	596	(3,753)	12	9,189	(34,296)	17	9,785	(38,049)
Corporate bonds	1	16	(41)	2	6,724	(576)	3	6,740	(617)
Equity securities	10	19,283	(1,176)	4	1,248	(669)	14	20,531	(1,845)
Totals	236	$392,967	$(13,071)	92	$129,107	$(54,144)	328	$522,074	$(67,215)

	December 31, 2008
	Less than 12 months			12 months of longer			Total
Description of	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
Obligations of U.S. government agencies and corporations	3	$29,145	$(26)	—	$—	$—	3	$29,145	$(26)
Obligations of states and political subdivisions	290	202,231	(6,715)	11	5,416	(239)	301	207,647	(6,954)
Residential mortgage-backed securities	35	121,085	(16,303)	36	48,851	(2,988)	71	164,936	(19,291)
Trust preferred pools/collateralized debt obligations	4	711	(4,349)	11	9,999	(30,732)	15	10,710	(35,081)
Corporate bonds	4	9,417	(1,127)	3	4,652	(1,801)	7	14,069	(2,928)
Equity securities	9	18,134	(528)	6	2,956	(1,129)	15	21,090	(1,657)
Totals	345	$380,723	$(29,048)	67	$66,874	$(36,889)	412	$447,597	$(65,937)

Management believes that the unrealized losses associated with the securities portfolio, are temporary in nature since they are not related to the underlying credit of the issuers, and the Corporation has the ability and intent to hold these investments for the time necessary to recover its cost which may be at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure a recovery of cost).  In making its other-than temporary evaluation, management considered the fact that the expected cash flow is not affected by the underlying collateral or issuer. Other factors considered in evaluating the securities portfolio for other-than-temporary impairment are the length of time and the extent to which the fair value has been below the cost, analyst reports, analysis of the current interest rate environment, anticipated volatility in the market and the underlying credit rating of the issuers. In certain cases where sufficient data is not available, a cash flow model is utilized.

The change in the unrealized  losses on securities other than obligations of U.S. government agencies and corporations, which includes certain collateralized mortgage obligations and collateralized debt obligations were caused by changes in interest rates, credit spread and liquidity issues in the marketplace. As of June 30, 2009 and December 31, 2008, there were 92 and 67 individual securities, respectively, in a continuous unrealized loss position for twelve months or longer. The Corporation recognized other-than temporary impairment (OTTI) charges totaling $530,000 during the second quarter of 2009 as a result of deterioration in two collateralized mortgage obligation investments. As relevant observable inputs did not exist, a cash flow model was utilized to determine the fair value of the impaired securities.

Note 3 – Investment Securities - Continued

On a quarterly basis, the Corporation formally evaluates its investment securities for other than temporary impairment.  OTTI losses on individual investment securities were recognized during the six months ended June 30, 2009 according to FSP FAS 115-2 and FAS 124-2.  In accordance with this new guidance, credit related OTTI is recognized in earnings and the noncredit portion on securities not expected to be sold is recognized in other comprehensive income.  The credit related OTTI recognized in earnings during the three months and six months ended June 30, 2009 was $530,000 and $1.9 million, respectively. These impairment charges related to collateralized debt obligations, collateralized mortgage obligations and equity securities. Noncredit related OTTI recognized in OCI during the three months and six months ended June 30, 2009 was $2.2 million and $7.4 million, respectively.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	Debt Securities

Estimated credit losses as of January 1, 2009	$—
Additions for credit losses not previously recognized	1,673
Estimated credit losses as of June 30, 2009	$1,673

The Corporation utilizes a third party valuation specialist for those securities which have insufficient observable market data available to determine the fair value.  All relevant data inputs and the appropriateness of key model assumptions are reviewed by management. These assumptions include, but were not limited to collateral performance projections, historical and projected defaults, and discounted cash flow modeling.

On a quarterly basis, all pooled trust preferred security investments for which the fair value of the investment is less than its amortized cost basis are reviewed for OTTI.  For those securities in a loss position, a detailed analysis is performed by management to assess them for OTTI as described below.  Management will also assess if the Corporation has the ability and intent to hold the security until the market recovers or maturity for all securities.

In evaluating the pooled trust preferred securities for credit related OTTI, the Corporation considered the following:
•	The length of time and the extent to which the fair value has been less than the amortized cost basis
•	Adverse conditions specifically related to the security, industry, or geographic area
•	The historical and implied volatility of the fair value of the security
•	The payment structure of the debt security
•	Failure of the underlying issuers to make scheduled interest or principal payments
•	Any changes to the rating of the security
•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

After evaluating the criteria above, if certain ratios such as excess collateral, principal shortfall and interest shortfall conditions suggest an uncertainty of future recovery of principal and interest, a discounted cash flow model is obtained from the third party investment specialist.

For the collateralized mortgage obligation portfolio, a detailed analysis is performed involving a review of delinquency data in relation to projected current credit enhancement and coverage levels based upon certain stress factors.  This analysis includes a review of third-party investment summary reports to assess the length of time in a loss position and changes in credit ratings. If the calculated principal loss exceeds the current credit enhancement, additional evaluation is required to determine what, if any impairment would be recorded. In order to determine the existence of OTTI, related data such as foreclosures, bankruptcy and real estate owned is analyzed to calculate a default percentage. Based upon completion of the stressed discounted cash flow analysis performed on two collateralized mortgage obligation investments, credit related OTTI charges on collateralized mortgage obligations totaling $530,000 and  $683,000 were recorded for the three and six months ended June 30, 2009, respectively.  The OTTI charges were recorded as the full contractual principal due is not expected to be recovered upon maturity of the security. The credit related OTTI charge was recorded for the portion deemed uncollectible.

For the other debt securities in the Corporation’s portfolio, while several are in an unrealized loss position, the analysis supports the Corporation’s assumption that future cashflows will not be impacted and the full amount of contractual principal and interest payments will be realized upon maturity.

Note 3 – Investment Securities – Continued

The following table provides additional information related to the Corporation’s trust preferred pools/collateralized debt obligations:

(Dollars in thousands)
As of June 30, 2009	Book Value	Fair Value	Unrealized (Loss) Gain	Deferral/Default as % of Collateral

Single Issuer:
AAA Rated	$6,044	$3,740	$(2,304)	n/a
A Rated	4,331	2,857	(1,474)	n/a
Not Rated	419	522	103	n/a
Total Single Issuers	$10,794	$7,119	$(3,675)

Pooled:
A Rated	$418	$493	$75	2.6%
B Rated	10,185	1,697	(8,488)	12.0%
Noninvestment grade	27,658	2,051	(25,607)	14.5%
Total Pooled	$38,261	$4,241	$(34,020)

Total Preferred Securities	$49,055	$11,360	$(37,695)

The pooled trust preferred security portfolios as of June 30, 2009 includes all Class B tranches except for one security which is in a Class C tranche. The number of banks in each pooled trust preferred security issuance at June 30, 2009 ranges from nine to sixty-five.

Securities with a carrying value of $797.9 million and $100.4 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public funds, customer trust funds, government deposits and repurchase agreements.

Accrued interest receivable on investment securities was $6.9 million and $8.5 million at June 30, 2009 and December 31, 2008, respectively.

Note 3 – Investment Securities - Continued

The amortized cost and estimated fair value of investment securities, at June 30, 2009, by contractual maturities are shown in the following table. Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less:
Obligations of states and political subdivisions	$—	$ —	$ 1,250	$ 1,251
Corporate bonds	—	—	1,001	1,009
Total due on one year or less	—	—	2,251	2,260

Due after one year through five years:
Obligations of U.S. government agencies and corporations	—	—	500	500
Obligations of states and political subdivisions	—	—	1,294	1,363
Corporate bonds	—	—	5,062	4,918
Total due after one year through five years	—	—	6,856	6,781

Due after five years through ten years:
Obligations of states and political subdivisions	9,836	9,771	86,361	86,418
Corporate bonds	—	—	2,738	2,316
Total due after five years through ten years	9,836	9,771	89,099	88,734

Due after ten years:
Obligations of states and political subdivisions	23,527	23,137	194,212	195,626
Trust preferred pools/collateralized debt obligations	—	—	49,055	11,360
Corporate bonds	—	—	57	16
Total due after ten years	23,527	23,137	243,324	207,002

Residential mortgage-backed securities	—	—	720,077	706,465
Equity securities	—	—	22,804	21,062
Totals	$33,363	$32,908	$1,084,411	$1,032,304

Proceeds from the sales of investment securities available for sale for the six months ended June 30, 2009 and 2008 were $319.7 million and $115.3 million, respectively. The components of net realized gains on sales of investment securities were as follows:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Gross realized gains	$8,120	$509
Gross realized losses	(1,223)	(284)
Net realized gain on sales of investment securities	$6,897	$225

The Corporation also holds investments in the Federal Home Loan Bank of Pittsburgh (“FHLB”) stock totaling $31.3 million as of June 30, 2009 and December 31, 2008. The Corporation is required to maintain a minimum amount of FHLB stock as determined by its borrowing levels. As the FHLB stock is not a marketable instrument, it does not have a readily marketable determinable fair value and is not accounted for in a similar manner to other investment securities. The Corporation accounts for the investment in FHLB stock in accordance with AICPA Statement of Position No. 01-6, “Accounting by Certain Entities that Lend to or Finance the Activities of Other.” According to SOP 01-6, FHLB stock is generally viewed as a long-term investment with its value based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation considers criteria as required by SOP 01-6 in determining the ultimate recoverability of the par value such as 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, 2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, 3) the impact of regulatory changes on the FHLB and on its customer base, and 4) the liquidity position of the FHLB. The Corporation has considered the FHLB’s announcement on December 23, 2008 of the suspension of its dividend and capital stock repurchases in the assessment for impairment. Despite the significant decline in net assets of the FHLB and the corresponding decline in equity balances, the capital ratios for the FHLB remain above regulatory required levels. Liquidity levels of the FHLB appear appropriate and the future operating performance is expected to support the anticipated level of common stock redemptions. In addition, FHLB institutions are generally not required to redeem membership stock until five years after the membership is terminated.  Based upon review of the most recent financial statements of FHLB Pittsburgh, management believes it is unlikely that the stock would be redeemed in the future at a price below its par value and therefore management believes that no impairment is necessary related to the FHLB stock at June 30, 2009.

Note 4 – Goodwill and Other Intangibles

Goodwill and identifiable intangibles were $27.0 million and $21.8 million, respectively at June 30, 2009, and $240.7 million and $26.2 million, respectively at December 31, 2008. The goodwill and identifiable intangibles balances resulted from acquisitions. During the first six months of 2009, the Corporation recorded purchase accounting adjustments related to the Willow Financial acquisition which increased goodwill by $866,000 and reduced the core deposit intangible by $2.2 million. For further information related to acquisitions, see Note 2 – Acquisitions. Also, during the second quarter of 2009, the Corporation recorded a goodwill impairment charge of $214.5 million related to the Community Banking segment, resulting from the decrease in market value arising in the second quarter of 2009 caused by underlying capital and credit concerns which was valued through the Agreement and Plan of Merger dated July 26, 2009 between First Niagara Financial Group, Inc. (“First Niagara”) and the Corporation in which the Corporation will be merged into First Niagara.  This impairment was determined based uon the announced sale price of the Corporation to First Niagara for $5.50 per share.  For further information related to the merger, see Note 14 – Subsequent Events.

The changes in the carrying amount of goodwill by business segment were as follows:

	Community Banking	Wealth Management	Total
	(Dollars in thousands)
Balance, January 1, 2009	$222,381	$18,320	$240,701
Purchase accounting adjustments for acquisitions	866	—	866
Goodwill impairment	(214,536)	—	(214,536)
Balance, June 30, 2009	$8,711	$18,320	$27,031

The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at June 30, 2009 and December 31, 2008 are presented below:
	June 30,			December 31,
	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$21,083	$4,458	$23,256	$2,692
Other identifiable intangibles	7,209	2,049	7,209	1,524
Total	$28,292	$6,507	$30,465	$4,216

Management performs an annual review of goodwill and other identifiable intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior to the announcement of the merger agreement with First Niagara, the annual impairment analysis had been completed during the second quarter and management was in the process of assessing potential triggering events that may have occurred subsequent to that annual measurement. The possible triggering events that were under evaluation included the continued decline of stock price accompanied by the communication of Individual Minimum Capital Ratio requirements from the Office of the Comptroller of the Currency. This analysis was superseded as the announced merger provided an actual fair value for the Corporation. No impairment was identified relating to the Corporation’s Wealth Management segment or other identifiable intangible assets as a part of this annual review.

The amortization of core deposit intangibles allocated to the Community Banking segment was $767,000 and $390,000 for the second quarter of 2009 and 2008, respectively, and $1.8 million and $795,000 for the six months ended June 30, 2009 and 2008, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $262,000 and $131,000 for the second quarter of 2009 and 2008, respectively, and $525,000 and $292,000 for the six months ended June 30, 2009 and 2008, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $3.7 million, $3.3 million, $2.7 million, $2.3 million and $2.6 million for 2009, 2010, 2011, 2012 and 2103, respectively.

Mortgage servicing rights of $2.6 million and $1.6 million at June 30, 2009 and December 31, 2008, respectively are included on the Corporation’s balance sheet in other intangible assets and subsequently measured using the amortization method. The mortgage servicing rights had a fair value of $2.7 million and $1.6 million at June 30, 2009 and December 31, 2008, respectively. In accordance with the provisions of SFAS No.156, “Amending Accounting for Separately Recognized Servicing Assets and Liabilities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Corporation recorded a reduction of intangibles expense related to the valuation of its mortgage servicing on its consolidated statements of operations of $608,000 and $100,000 during the second quarter of 2009 and 2008, respectively, and $1.1 million and $12,000 for the six months ended June 30, 2009 and 2008, respectively. The Corporation recorded amortization of mortgage servicing rights in intangibles expense on its consolidated statements of operations of $274,000 and $123,000 for the second quarter of 2009 and 2008, respectively, and $448,000 and $245,000 for the six months ended June 30, 2009 and 2008, respectively.

Note 5 – Trust Preferred Subordinated Debentures

As of June 30, 2009, the Corporation has six statutory trust affiliates (collectively, the Trusts). These trusts were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to the Corporation for general corporate purposes. The Trusts hold, as their sole assets, subordinated debentures of the Corporation totaling $105.5 million at June 30, 2009 and December 31, 2008. The trust preferred securities represent undivided beneficial interests in the assets of the Trusts. The financial statement carrying value of the trust preferred subordinated debentures, net of a purchase accounting fair value adjustment of approximately $15.0 million from the acquisition of Willow Financial, is $93.8 million at June 30, 2009 and $93.7 million at December 31, 2008.  The Corporation owns all of the trust preferred securities of the Trusts and has accordingly recorded $3.3 million in other assets on the consolidated balance sheets at June 30, 2009 and December 31, 2008 representing its investment in the common securities of the Trusts.  As the shareholders of the trust preferred securities are the primary beneficiaries, the Trusts qualify as variable interest entities under FIN 46R and are not consolidated in the Corporation’s financial statements.

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

The following table is a summary of the subordinated debentures as of June 30, 2009 as originated by the Corporation and assumed from the acquisitions of Willow Financial and East Penn Financial:

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

Note 6 - Pension Plans

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

The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Corporation previously matched 50% of pre-tax employee contributions up to a maximum of 3% and additionally all eligible employees previously received a company funded basic contribution to the 401(k) plan equal to 2% of eligible earnings. On March 12, 2009, the Corporation’s Board of Directors approved an amendment to the 401(k) plan providing for the suspension of the Corporation’s basic and matching contributions effective for the April 17, 2009 employee bi-weekly pay period until further notice by the Board of Directors. The Corporation expects suspension of employer contributions will result in retirement-related expense savings of approximately $1.8 million during 2009. Contribution charged to earnings for the three months ended June 30, 2009 and 2008, were $97,000 and $446,000, respectively, and for the six months ended June 30, 2009 and 2008 were $685,000 and $882,000, respectively.

Willow Financial Bank Employee Stock Ownership Plan

In connection with the acquisition of Willow Financial on December 5, 2008, the Corporation assumed the Willow Financial Bank 401(k)/ Employee Stock Ownership Plan (ESOP). As of December 5, 2008, the 401(k)/ESOP was frozen with termination and final distributions pending approval by the appropriate regulatory authorities. No additional contributions to the plan will be accepted, but loan repayments by participants are permitted. At December 5, 2008, the ESOP portion of the plan had two outstanding loans with a total principal balance of $4.2 million due to Willow Financial Bancorp, Inc. The shares originally purchased with the loan funds were held in a suspense account for allocation among the participants as the loans are repaid. Shares released from the loan collateral were in an amount proportional to repayment of the original ESOP loans. At June 30, 2009, there were 324,113 unallocated ESOP shares remaining to be utilized to pay down the remaining loan principal balance. Upon repayment of the loans, any remaining shares will be allocated to the participants.

Note 7 – Authorized Shares of Common Stock and Dividend Reinvestment and Stock Purchase Plan

On May 12, 2009, the Corporation amended its Articles of Incorporation to increase the number of authorized shares of the Corporation’s common stock, par value, $1.00 per share, from 75,000,000 to 200,000,000 shares. The amendment was previously approved and adopted by the Corporation’s shareholders at the annual meeting of shareholders held on April 28, 2009.

On March 12, 2009, the Corporation’s Board of Directors approved amendments to the Corporation’s Dividend Reinvestment and Stock Purchase Plan (DRIP) designed to provide additional benefits for existing shareholders. Beginning April 6, 2009, shareholders could reinvest all or part of their dividends in additional shares of common stock or make additional cash investments for a minimum of $100 and up to $100,000 per calendar quarter, an increase from the prior quarterly limitation of $5,000. In addition, beginning April 6, 2009, existing shareholders could receive a ten percent discount to the market price of the Corporation’s shares on the date shares are purchased. The ten percent discount to the market price was available for all investments made in the Corporation’s shares through the Corporation’s DRIP. This action was part of the Corporation’s ongoing capital enhancement program. On April 28, 2009, the Board of Directors suspended the DRIP until further notice.

Note 8 – Stock-Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At June 30, 2009, 2,579,179 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The options granted during 2008 have a term of seven years and vest over three years. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at June 30, 2009, the Corporation had 556,506 assumed stock options from the Willow Financial acquisition completed in 2008. The options have a term of ten years and are exercisable at prices ranging from $5.19 to $22.34. Also, at June 30, 2009, the Corporation had 25,480 assumed stock options from the East Penn Financial acquisition completed in 2007. The options have a term of ten years and are exercisable at prices ranging from $5.94 to $13.07.

The Corporation recognizes compensation expense for stock options in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) adopted at January 1, 2006 under the modified prospective application method of transition. Prior to January 1, 2006, the Corporation followed SFAS 123 and Accounting Principles Board (APB) 25 with pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Corporation recognizes compensation expense for the portion of outstanding awards at January 1, 2006 for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For the six months ended June 30, 2009 and 2008, there were no options granted.

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

In accordance with SFAS 123(R), stock-based compensation expense is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was $76,000 and $38,000 for the three months ended June 30, 2009 and 2008, respectively, and $155,000 and $85,000, for the six months ended June 30, 2009 and 2008, respectively.

A summary of option activity under the Corporation’s stock option plans as of June 30, 2009, and changes during the six months ended June 30, 2009 is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	1,648,723	$15.28
Granted	—	—
Exercised	(63,495)	9.10
Forfeited (unvested)	(2,354)	19.61
Cancelled (vested)	(103,956)	16.42

Outstanding at June 30, 2009	1,478,918	$15.46	3.77	$—

Exercisable at June 30, 2009	1,218,490	$15.60	3.17	$—

Note 8 – Stock-Based Compensation– Continued

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 were $269,000 and $180,000, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of June 30, 2009 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	263,664	$3.74

Granted	—	—

Vested	(882)	5.42

Forfeited	(2,354)	5.25

Nonvested at June 30, 2009	260,428	$3.72

As of June 30, 2009, there was a total of $691,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the six months ended June 30, 2009 and 2008 was $5,000 and $20,000, respectively. The tax benefit realized for the tax deductions from option exercises totaled $40,000 and $63,000 for the six months ended June 30, 2009 and 2008, respectively.

Note 9 – (Loss) Earnings Per Share

Basic (loss) earnings per share excludes dilution and are computed by dividing (loss) income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The calculations of basic and diluted (loss) earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Basic (loss) earnings per share
Net (loss) income available to common shareholders	$(222,503)	$7,327	$(217,908)	$14,631
Weighted average common shares outstanding	43,080,849	31,359,011	43,035,945	31,352,922
Basic (loss) earnings per share	$(5.17)	$0.24	$(5.06)	$0.47

Diluted (loss) earnings per share
Net (loss) income available to common shareholders and assumed conversions	$(222,503)	$7,327	$(217,908)	$14,631
Weighted average common shares outstanding	43,080,849	31,359,011	43,035,945	31,352,922
Dilutive potential common shares (1), (2)	—	162,597	—	169,107
Total diluted weighted average common shares outstanding	43,080,849	31,521,608	43,035,945	31,522,029
Diluted (loss) earnings per share	$(5.17)	$0.23	$(5.06)	$0.46

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted (loss) earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three and six months ended June 30, 2009, there were 1,423,227 antidilutive options at an average price of $15.86. For the three and six months ended June 30, 2008, there were 529,916 antidilutive options at an average price of $21.15, respectively.

Note 10 – Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income are as follows:

Comprehensive (Loss) Income

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Six months ended June 30, 2009	Amount	(Expense)	amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(2,446)	$856	$(1,590)
Less reclassification adjustment for net gains realized in net income	6,897	(2,414)	4,483
Less reclassification adjustment for other-than-temporary impairment of available for sale securities recognized in net income	(1,874)	656	(1,218)
Net unrealized losses	(7,469)	2,614	(4,855)
Change in fair value of derivatives used for cash flow hedges	3	—	3
Other comprehensive loss, net	$(7,466)	$2,614	$(4,852)

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Six months ended June 30, 2008	Amount	(Expense)	amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(21,479)	$7,518	$(13,961)
Less reclassification adjustment for net gains realized in net income	225	(79)	146
Net unrealized losses	(21,704)	7,597	(14,107)
Change in fair value of derivatives used for cash flow hedges	111	(39)	72
Other comprehensive loss, net	$(21,593)	$7,558	$(14,035)

The components of other accumulated other comprehensive loss, net of tax, which is a component of shareholders’ equity were as follows:
(Dollars in thousands)	Net Unrealized Losses on Available For Sale Securities	Net Change in Fair Value of Derivatives Used for Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance, January 1, 2008	$(2,452)	$(114)	$(2,566)
Net Change	(14,107)	72	(14,035)
Balance, June 30, 2008	$(16,559)	$(42)	$(16,601)

Balance, January 1, 2009	$(29,014)	$(3)	$(29,017)
Net Change	(4,855)	3	(4,852)
Balance, June 30, 2009	$(33,869)	$—	$(33,869)

Note 11 – Segment Information

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

The Wealth Management segment includes: trust and investment management services, providing investment management, trust and fiduciary services, estate settlement and executor services, financial planning, and retirement plan and institutional investment services; employee benefits services; and the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients. Major revenue component sources include investment management and advisory fees, trust fees, estate and tax planning fees, brokerage fees, and insurance related fees. Expenses primarily consist of personnel and support

Note 11 – Segment Information – Continued

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

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended June 30, 2009

Net interest income (expense)	$34,617	$149	$(1,313)	$33,453
Provision for loan losses	32,000	-	-	32,000
Noninterest income	16,690	4,979	42	21,711
Noninterest expense (1)	247,628	4,830	292	252,750
(Loss) income before income taxes	(228,321)	298	(1,563)	(229,586)
Income tax (benefit) expense	(6,706)	132	(509)	(7,083)
Net (loss) income	$(221,615)	$166	$(1,054)	$(222,503)

Three Months Ended June 30, 2008

Net interest income (expense)	$26,284	$144	$(1,239)	$25,189
Provision for loan losses	3,107	-	-	3,107
Noninterest income	6,849	4,618	129	11,596
Noninterest expense	20,122	4,134	202	24,458
Income (loss) before income taxes	9,904	628	(1,312)	9,220
Income taxes (benefit)	2,090	235	(432)	1,893
Net income (loss)	$7,814	$393	$(880)	$7,327

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Six Months Ended June 30, 2009

Net interest income (expense)	$71,216	$192	$(2,651)	$68,757
Provision for loan losses	39,121	-	-	39,121
Noninterest income	28,521	9,400	(51)	37,870
Noninterest expense (1)	281,262	9,665	444	291,371
(Loss) income before income taxes	(220,646)	(73)	(3,146)	(223,865)
Income tax (benefit) expense	(4,902)	(8)	(1,047)	(5,957)
Net (loss) income	$(215,744)	$(65)	$(2,099)	$(217,908)

Assets	$5,168,889	$34,784	$6,654	$5,210,327

Six Months Ended June 30, 2008

Net interest income (expense)	$51,785	$149	$(2,538)	$49,396
Provision for loan losses	5,067	-	-	5,067
Noninterest income	13,205	8,933	290	22,428
Noninterest expense	39,690	7,930	556	48,176
Income (loss) before income taxes	20,233	1,152	(2,804)	18,581
Income taxes (benefit)	4,397	434	(881)	3,950
Net income (loss)	$15,836	$718	$(1,923)	$14,631

Assets	$3,842,721	$25,003	$14,508	$3,882,232

(1) Includes a $214.5 million goodwill impairment charge related to the Community Banking segment. See Note 4 – Goodwill and Other Intangibles for additional information.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. Consolidating adjustments reflecting certain eliminations of inter-segment revenues, cash and investment in subsidiaries are included in the “All Other” segment.

Note 12 – Financial Instruments with Off-Balance Sheet Risk

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

As required by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133, as amended), the Bank records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Bank has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Bank may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Bank elects not to apply hedge accounting under SFAS 133.

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

The approximate contract amounts are as follows:

	Total Amount Committed at
Commitments	June 30, 2009	December 31, 2008
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$853,253	$995,125
Standby letters of credit and financial guarantees written	45,695	34,806
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	198,078	124,214
Interest rate cap agreements	—	200,000

Note 12 – Financial Instruments with Off-Balance Sheet Risk – Continued

The table below presents the fair value of the Bank’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2009 and December 31, 2008:

	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	As of June 30, 2009		As of December 31, 2008		As of June 30, 2009		As of December 31, 2008

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Products	Other Assets	$—	Other Assets	$—	Other Liabilities	$195	Other Liabilities	$347

Total derivatives designated as hedging instruments under SFAS 133		$—		$—		$195		$347

Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Products	Other Assets	$3,335	Other Assets	$4,523	Other Liabilities	$3,384	Other Liabilities	$5,294

Total derivatives not designated as hedging instruments under SFAS 133		$3,335		$4,523		$3,384		$5,294

The Bank is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates. The Bank uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2009, the Bank had a fair value hedge in the form of an interest rate swap with a current notional amount of $1.9 million which matures in 2017. In addition, four fair value hedges with current notional amounts totaling $7.2 million were acquired from Willow Financial with maturity dates ranging from 2013 to 2016. These swaps do not qualify for hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statements of operations. As such, based on the increase in the market value of these interest rate swaps, the Corporation recognized a gain of $253,000 and $298,000 in other income in the consolidated statements of operations for the three and six months ended June 30, 2009, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Bank includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Derivatives not designated as hedges are not speculative and result from a service the Bank provides to certain customers.  The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest  rate swaps are simultaneously hedged by offsetting interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of SFAS 133, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2009, the Bank had 46 interest rate swaps with an aggregate current notional amount of $189.0 million related to this program with maturity dates ranging from 2010 to 2018.

Note 12 – Financial Instruments with Off-Balance Sheet Risk – Continued

The tables below present the effect of the Bank’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008:

Derivatives in SFAS 133 Fair Value Hedging Relationships	Classification of Gain/(Loss) Recognized on Derivative	Gain/(Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
		2009	2008	2009	2008

Interest Rate Products	Interest income	$(23)	$(27)	$(46)	$(43)

Total		$(23)	$(27)	$(46)	$(43)

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Classification of Gain/(Loss) Recognized on Derivative	Gain/(Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
		2009	2008	2009	2008

Interest Rate Products	Interest income	$(69)	$—	$(150)	$—
	Other income	455	112	723	145

Total		$386	$112	$573	$145

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

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.8 million. As of June 30, 2009, the Bank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3.2 million against its obligations under these agreements.

Note 12 – Financial Instruments with Off-Balance Sheet Risk – Continued

The Bank also had commitments with customers to extend mortgage loans at a specified rate at June 30, 2009 and 2008 of $36.1 million and $360,000, respectively, and commitments to sell mortgage loans at a specified rate at June 30, 2009 and 2008 of $119.7 million and $175,000, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At June 30, 2009, the Corporation had commitments with a positive fair value of $1.4 million and negative fair value of $205,000 which were recorded in other income on the consolidated statements of operations. At June 30, 2008, the Corporation had commitments with a positive fair value of $2,000 which was recorded in other income on the consolidated statements of operations.

Note 13 – Fair Value Measurements

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

Securities Available for Sale

Securities classified as available for sale are reported using Level 1, Level 2 and Level 3 inputs. Level 1 instruments generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level 3 instruments include certain collateralized debt obligations and collateralized mortgage obligations that were valued using a discounted cash flow model prepared by third party investment valuation specialists. See Note 4 – Investment Securities for additional information.

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

Note 13 – Fair Value Measurements – Continued

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance June 30, 2009

Assets
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$—	$500	$—	$500
Obligations of states and political subdivisions	—	284,658	—	284,658
Residential mortgage-backed securities	—	697,429	9,036	706,465
Trust preferred pools/collateralized debt obligations	—	11,139	221	11,360
Corporate bonds	—	8,259	—	8,259
Equity securities	21,062	—	—	21,062
Total investment securities available for sale:	21,062	1,001,985	9,257	1,032,304

Residential mortgage loans held for sale	—	84,778	—	84,778
Derivatives	—	4,729	—	4,729
Total assets	$21,062	$1,091,492	$9,257	$1,121,811
Liabilities
Derivatives	$—	$3,783	$—	$3,783
Total liabilities	$—	$3,783	$—	$3,783

Note 13 – Fair Value Measurements – Continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The table below presents a reconciliation of assets measured at fair value on a recurring basis for which the Corporate has utilized significant unobservable inputs (Level 3).

(Dollars in thousands)	Residential mortgage-backed securities	Trust preferred pools/ collateralized debt obligations	Total Investment Securities Available for Sale

Balance, January 1, 2009	$—	$3,149	$3,149
Transfers into Level 3	14,904	—	14,904
Total losses realized:
Included in earnings(1)	(683)	(990)	(1,673)
Included in other comprehensive income	(4,824)	(1,938)	(6,762)
Payments	(361)	—	(361)
Balance, June 30, 2009	$9,036	$221	$9,257

Total losses included in earnings from January 1, 2009 to June 30, 2009 relating to assets still held at June 30, 2009	$(683)	$(990)	$(1,673)

Change in unrealized losses relating to assets still held at June 30, 2009	(4,824)	(1,938)	(6,762)

(1) The loss is reported in net other-than-temporary impairment losses recognized in earnings on investments securities available for sale in the consolidated statements of operations.

Assets Measured at Fair Value on a Nonrecurring Basis

A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed below. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Individually impaired loans are measured based on the fair value of the collateral for collateral dependent loans. The value of the collateral is determined based on an appraisal by qualified licensed appraisers hired by the Corporation or other observable market data which is readily available in the marketplace. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. At June 30, 2009, impaired loans had a carrying amount of $151.1 million with a valuation allowance of $25.5 million. Impaired loans with a carrying amount of $147.8 million were evaluated during the six months of 2009 using the practical expedient fair value measurement which resulted in an additional valuation allowance of $17.6 million as compared to December 31, 2008.

Goodwill and Other Identifiable Intangibles

The Corporation employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. In 2009, management performed its annual review of goodwill and other identifiable intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management performed its review by reporting unit and identified goodwill impairment for the Community Banking segment of $214.5 million. This impairment resulted from the decrease in market value caused by underlying capital and credit concerns and was determined based upon the announced sale price of the Corporation to First Niagara for $5.50 per share. No impairment was identified relating to the Corporation’s Wealth Management segment or to other identifiable intangible assets as a part of this annual review. The provisions of FSP FAS 157-2 were applied to the Corporation’s fair value measurement of its goodwill and identifiable intangibles commencing January 1, 2009. The application of this FSP did not have a material impact on the Corporation’s financial statements.

Note 13 – Fair Value Measurements – Continued

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

The Corporation’s entire portfolio consists of fixed rate loans with a remittance type of schedule/actual and a weighted average servicing fee of .25%. The market value calculation was based on long term prepayment assumptions obtained from Bloomberg for similar pools based on original term, remaining term, and coupon. Where prepayment assumptions for loan pools could not be obtained, projections based on current prepayments, secondary loan market, and input from servicing buyers were used. The Corporation has determined that the inputs used to value its mortgage servicing rights fall within Level 2 of the fair value hierarchy. At June 30, 2009, the Corporation’s mortgage servicing rights had a carrying amount of $2.7 million. In accordance with the provisions of SFAS No.156, “Amending Accounting for Separately Recognized Servicing Assets and Liabilities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” mortgage servicing rights are recorded at lower of cost or market.

Certain assets measured at fair value on a non-recurring basis are presented below:

	Fair Value Measurement Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance June 30, 2009

Assets
Impaired loans	$—	$122,676	$—	$122,676
Goodwill	—	—	27,031	27,031
Total assets	$—	$122,676	$27,031	$149,707

Disclosures about Fair Value of Financial Instruments

SFAS No. 107-1, “Interim Disclosures about Fair Values of Financial Instruments,” (SFAS 107) requires disclosure of the estimated fair value of an entity’s assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Corporation had to use significant estimates and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at June 30, 2009 and December 31, 2008 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Note 13 – Fair Value Measurements – Continued

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

The carrying and fair values of certain financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Cash and cash equivalents	$414,060	$414,060	$102,526	$102,526
Investment securities available for sale	1,032,304	1,032,304	1,141,948	1,141,948
Investment securities held to maturity	33,363	32,908	50,434	50,059
Residential mortgage loans held for sale	84,778	84,778	17,165	17,165
Loans and leases, net	3,284,148	3,169,366	3,618,124	3,591,202
Bank-owned life insurance	88,631	88,631	87,081	87,081
Time deposits	1,574,544	1,592,390	1,588,921	1,613,684
Long-term borrowings	694,586	729,886	759,658	809,618
Subordinated debt	93,784	48,103	93,743	50,474

Note 14 – Subsequent Event

On July 27, 2009, the Corporation and First Niagara Financial Group, Inc. (“First Niagara”), the holding company for First Niagara Bank, announced that they had entered into an Agreement and Plan of Merger (“Merger Agreement”), dated July 26, 2009, which sets forth the terms and conditions pursuant to which the Corporation will merge into First Niagara in a transaction valued at approximately $237 million. Under the terms of the Merger Agreement, stockholders of the Corporation will receive 0.474 shares of First Niagara stock for each share of common stock they own, representing a premium of about 37.5% based on the Corporation’s closing price on July 24, 2009 of $4.00 per share. The exchange ratio is based on First Niagara’s five-day average closing stock price of $11.60 on July 22, 2009. The exchange ratio is subject to adjustment under certain circumstances if loan delinquencies at the Corporation exceed specified amounts. The Corporation recorded a goodwill impairment charge of $214.5 million, resulting from the decrease in market value caused by underlying capital and credit concerns which was valued through the merger agreement. The impairment effectively constituted the difference between the sale price of the Corporation to First Niagara for $5.50 per share, which established the fair value of the Corporation, compared to the Corporation’s book value per share of $10.75 prior to the impairment charge with further evaluation through the Corporation’s step two goodwill analysis. See Note 4 – Goodwill and Other intangibles for further information.

Note 14 – Subsequent Event - Continued

    The Board of Directors of the Corporation and First Niagara have approved the Merger Agreement, but the transaction remains subject to regulatory approval and other customary closing conditions, as well as the approval of the Corporation’s shareholders. The merger is intended to qualify as reorganization for federal income tax purposes, such that shares of the Corporation exchanged for shares of First Niagara will be issued to the Corporation’s shareholders on a tax-free basis. It is expected that the transaction will be completed in the first quarter of 2010.

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

Within this Form 10-Q, management may make projections and forward-looking statements regarding events or the future financial performance of Harleysville National Corporation. We wish to caution you that these forward-looking statements involve certain risks and uncertainties, including a variety of factors that may cause Harleysville National Corporation’s actual results to differ materially from the anticipated results expressed in these forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ include, but are not limited to, the following: inability to achieve merger-related synergies, the strategic initiatives and business plans may not be satisfactorily completed or executed, if at all; increased demand or prices for the Corporation’s financial services and products may not occur; changing economic and competitive conditions; technological developments; the effectiveness of the Corporation’s business strategy due to changes in current or future market conditions; effects of deterioration of economic conditions on customers specifically the effect on loan customers to repay loans; inability of the Corporation to raise or achieve desired or required levels of capital; the effects of competition, and of changes in laws and regulations, including industry consolidation and development of competing financial products and services; interest rate movements; relationships with customers and employees; challenges in establishing and maintaining operations; volatilities in the securities markets; and deteriorating economic conditions and other risks and uncertainties, including those detailed in the Corporation’s filing with the Securities and Exchange Commission.

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

Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. In 2009, management performed its annual review of goodwill and other identifiable intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management performed its review by reporting unit and identified goodwill impairment for the Community Banking segment of $214.5 million. This impairment resulted from the decrease in market value caused by underlying capital and credit concerns and was determined based upon the announced sale price of the Company to First Niagara for $5.50 per share.  As the Corporation’s annual analysis is performed using March 31 balances, the subsequent stock price decline and a June 2009 communication of Individual Minimum Capital Ratio requirements from the Office of the Comptroller of the Currency resulted in a subsequent impairment evaluation. This analysis was superseded as the announced merger provided an actual fair value for the Company.  No impairment was identified relating to the Corporation’s Wealth Management segment or other identifiable intangible assets as a part of this annual review.  No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Fair Value Measurement of Investment Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings, collateral adequacy, and the existence of deferrals or defaults. Adverse changes to any of these factors would affect the estimated cash flows of the underlying collateral or issuer. Effective for the three months ended June 30, 2009, for securities deemed to be other than temporarily impaired, the Corporation uses cash flow modeling to determine the credit related portion of the loss. This credit portion is recognized through earnings while the remaining impairment amount is recognized through other comprehensive income. The Corporation recognized other-than-temporary impairment charges of $530,000 during the second quarter of 2009 as a result of deterioration in credit quality of two collateralized mortgage obligation investments. The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of June 30, 2009 because the unrealized losses are primarily related to changes in interest rates and current market conditions, however, we do not see any negative effect on the expected cash flows of the underlying collateral or issuer. The unrealized losses are affecting all portfolio sectors with collateralized mortgage obligation securities and pooled trust preferred securities having the largest reductions.

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

Financial Overview

The Corporation reported a net loss of $222.5 million, or $5.17 per diluted share for the second quarter of 2009, which included a $214.5 million goodwill impairment charge. This compares to net income of $7.3 million, or $0.23 per diluted share for the second quarter of 2008. For the six months ended June 30, 2009, the net loss from operations was $217.9 million or $5.06 per diluted share, compared to net income of $14.6 million or $.46 per diluted share during the comparable period in 2008.

The second quarter and year-to-date 2009 loss from operations was driven by a non-cash goodwill impairment charge of $214.5 million, resulting from the decrease in market value caused by underlying capital and credit concerns which was valued through the Agreement and Plan of Merger dated July 26, 2009 between First Niagara Financial Group, Inc. (“First Niagara”) and the Corporation in which the Corporation will be merged into First Niagara. The impairment effectively constituted the difference between the sale price of the Corporation to First Niagara for $5.50 per share, which established the fair value of the Corporation, compared to the Corporation’s book value per share of $10.75 prior to the impairment charge with further evaluation through the  Corporation’s step two goodwill analysis.  Also contributing to the quarterly loss was a provision for credit losses of $32.0 million; and a one-time FDIC special assessment of $2.6 million; partially offset by a $4.9 million gain on the sale of investment securities.

The 2009 year-to-date financial results include the impact on operations from the acquisition of Willow Financial effective December 5, 2008 and the related issuance of 11,515,366 shares of the Corporation’s common stock. The following is an overview of the key financial highlights:

Total assets were $5.2 billion at June 30, 2009, an increase of $1.3 billion or 34.2% from $3.9 billion at June 30, 2008. Loans were $3.4 billion, an increase of $937.3 million or 37.5% from $2.5 billion at June 30, 2008. Deposits were $4.0 billion, up $1.1 billion or 39.5% from $2.9 billion at June 30, 2008. On the acquisition date, Willow Financial had approximately $1.6 billion in assets, $1.1 billion in loans and $946.7 million in deposits. Total assets at June 30, 2009 decreased $280.2 million, or 5.1%, as compared to total assets reported at the year ended December 31, 2008. Loans decreased by $246.0 million and deposits increased by $59.7 million since year-end.

The annualized return on average shareholders’ equity was -186.57% for the second quarter of 2009 as compared to 8.79% for the same period in 2008. The annualized return on average assets was -15.92% during the second quarter of 2009 in comparison to 0.76% for the second quarter of 2008. The decrease in these ratios was primarily due to the goodwill impairment charge and higher level of loan loss provision recognized during the second quarter of 2009.

Net interest income on a tax equivalent basis in the second quarter of 2009 increased $8.6 million or 31.7% from the same period in 2008 mainly as a result of the Willow Financial acquisition. Second quarter 2009 net interest margin was 2.82% compared to 3.06% for the same period in 2008.

Nonperforming assets were $138.9 million at June 30, 2009. Nonperforming assets as a percentage of total assets were 2.67% at June 30, 2009, compared to 1.43% at December 31, 2008 and 1.01% at June 30, 2008. Net charge-offs for the second quarter of 2009 were $14.7 million, compared to $423,000 in the same period of 2008. The allowance for credit losses increased to $70.3 million at June 30, 2009, compared to $50.0 million at December 31, 2008, and $31.2 million at June 30, 2008.

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

The rate volume variance analysis in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three and six months ended June 30, 2009 compared to June 30, 2008 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended June 30, 2009 compared to June 30, 2008			Six Months Ended June 30, 2009 compared to June 30, 2008

	Total	Due to change in:		Total	Due to change in:
(Dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate

Increase (decrease) in interest income:
Investment securities *	$1,408	$2,213	$(805)	$4,409	$4,512	$(103)
Federal funds sold and deposits in banks	120	296	(176)	(447)	819	(1,266)
Loans *	9,455	13,852	(4,397)	18,708	30,648	(11,940)
Total	10,983	16,361	(5,378)	22,670	35,979	(13,309)

Increase (decrease) in interest expense:
Savings and money market deposits	(326)	1,940	(2,266)	(2,250)	4,241	(6,491)
Time deposits	999	4,599	(3,600)	1,191	9,001	(7,810)
Borrowed funds	1,755	3,098	(1,343)	3,612	7,005	(3,393)
Total	2,428	9,637	(7,209)	2,553	20,247	(17,694)

Net increase in net interest income	$8,555	$6,724	$1,831	$20,117	$15,732	$4,385
*Tax equivalent basis using a tax rate of 35%, net

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

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended June 30,			Three Months Ended June 30,
	2009			2008

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$890,582	$10,453	4.72%	$740,847	$9,622	5.22%
Nontaxable investments (1)	309,015	4,957	6.45	288,655	4,380	6.10
Total investment securities	1,199,597	15,410	5.17	1,029,502	14,002	5.47
Federal funds sold, securities purchased under agreements to resell and deposits in banks	369,173	239	0.26	30,812	119	1.55
Loans (1) (2)	3,511,623	46,522	5.33	2,491,894	37,067	5.98
Total earning assets	5,080,393	62,171	4.92	3,552,208	51,188	5.80
Noninterest-earning assets	525,082			304,692
Total assets	$5,605,475			$3,856,900

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,981,432	5,335	1.08	$1,397,205	5,661	1.63
Time	1,646,969	13,936	3.40	1,162,516	12,937	4.48
Total interest-bearing deposits	3,628,401	19,271	2.14	2,559,721	18,598	2.92
Borrowed funds	919,121	7,321	3.20	554,799	5,566	4.04
Total interest bearing liabilities	4,547,522	26,592	2.35	3,114,520	24,164	3.12
Noninterest-bearing liabilities:
Demand deposits	493,142			340,802
Other liabilities	86,473			66,267
Total noninterest-bearing liabilities	579,615			407,069
Total liabilities	5,127,137			3,521,589
Shareholders' equity	478,338			335,311
Total liabilities and shareholders' equity	$5,605,475			$3,856,900
Net interest spread			2.57			2.68
Effect of noninterest-bearing sources			0.25			0.38
Net interest income/margin on earning assets		$35,579	2.82%		$27,024	3.06%

Less tax equivalent adjustment		2,126			1,835
Net interest income		$33,453			$25,189

(Dollars in thousands)	Six Months Ended June 30,			Six Months Ended June 30,
	2009			2008

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$888,214	$22,239	5.04%	$747,157	$19,376	5.22%
Nontaxable investments (1)	316,064	10,282	6.54	289,377	8,736	6.07
Total investment securities	1,204,278	32,521	5.43	1,036,534	28,112	5.45
Federal funds sold, securities purchased under agreements to resell and deposits in banks	271,136	366	0.27	57,485	813	2.84
Loans (1) (2)	3,588,754	95,180	5.33	2,477,569	76,472	6.21
Total earning assets	5,064,168	128,067	5.09	3,571,588	105,397	5.93
Noninterest-earning assets	528,687			302,341
Total assets	$5,592,855			$3,873,929

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,944,350	11,506	1.19	$1,406,329	13,756	1.97
Time	1,664,903	28,629	3.46	1,199,999	27,438	4.60
Total interest-bearing deposits	3,609,253	40,135	2.24	2,606,328	41,194	3.18
Borrowed funds	936,038	14,791	3.18	526,932	11,179	4.27
Total interest bearing liabilities	4,545,291	54,926	2.43	3,133,260	52,373	3.36
Noninterest-bearing liabilities:
Demand deposits	482,970			332,460
Other liabilities	85,188			68,854
Total noninterest-bearing liabilities	568,158			401,314
Total liabilities	5,113,449			3,534,574
Shareholders' equity	479,406			339,355
Total liabilities and shareholders' equity	$5,592,855			$3,873,929
Net interest spread			2.66			2.57
Effect of noninterest-bearing sources			0.24			0.42
Net interest income/margin on earning assets		$73,141	2.90%		$53,024	2.99%

Less tax equivalent adjustment		4,384			3,628
Net interest income		$68,757			$49,396

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis, net of deductions (tax rate of 35%).
(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

The dramatic decline in the credit and liquidity markets and overall economic conditions taking place in the fourth quarter of 2008 resulted in the Federal Open Market Committee reducing overnight rates by 175 basis points to effectively 0%. The total reduction in overnight rates during 2008 was 400 basis points. As discussed later, the Federal Reserve and U.S. Treasury Department also initiated a wide array of programs to improve liquidity, stabilize the credit markets and stimulate economic growth. These initiatives are continuing into 2009. The Corporation’s lower cost of funds have resulted from the short-term and mid-term rate reductions throughout 2008 in response to the decline in the various market yield curves and resulting reduction in asset yields.

Net interest income on a tax equivalent basis in the second quarter of 2009 increased $8.6 million or 31.7% from the same period in 2008 mainly as a result of the Willow Financial acquisition as well as a decrease in customer deposit costs.

Interest income on a tax equivalent basis in the second quarter of 2009 increased $11.0 million, or 21.5% over the same period in 2008. This increase was primarily due to higher average loans of $1.0 billion and higher average investment securities of $170.1 million which was partially offset by a 65 basis points reduction in the average rate earned on loans. The growth in average loans of 40.9% over the second quarter of last year was mainly as a result of the Willow Financial acquisition. Interest expense increased $2.4 million, or 10.0% during the second quarter of 2009 versus the comparable period in 2008 as a $1.4 billion increase in average interest-bearing liabilities primarily as a result of the Willow Financial acquisition was partially offset by a 78 basis point reduction in the average rate paid on deposits.

Net Interest Margin

The second quarter 2009 net interest margin was 2.82%, a decrease of 24 basis points compared to the second quarter of 2008. The decrease in the net interest margin during 2009 was primarily attributable to decreases in yields on interest-earning assets mainly reflected in the lower yielding cash balances being maintained for liquidity purposes, which outpaced declines in the customer deposit costs.

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

The Bank is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates. The Bank uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2009, the Bank had a fair value hedge in the form of an interest rate swap with a notional amount of $1.9 million which matures in 2017. In addition, four fair value hedges with current notional amounts totaling $7.2 million were acquired from Willow Financial with maturity dates ranging from 2013 to 2016. These swaps do not qualify for hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statements of operations. As such, based on the increase in the market value of these interest rate swaps, the Corporation recognized a gain of $253,000 and $298,000 in other income in the consolidated statement of operations for the three and six months ended June 30, 2009, respectively. The Corporation also recognized a reduction of interest income of $69,000 and $150,000 for the three and six months ended June 30, 2009.

For derivatives designated and that qualify as fair value hedges, during the three months ended June 30, 2009 and 2008, the Bank recognized a reduction of interest income of $23,000 and $27,000, respectively, on the consolidated statements of operations. For the six months ended June 30, 2009 and 2008, the Bank recognized a reduction of interest income of $46,000 and $43,000, respectively, on the consolidated statements of operations.

Derivatives not designated as hedges are not speculative and result from a service the Bank provides to certain customers. The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of SFAS 133, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2009, the Bank had 46 interest rate swaps with an aggregate current notional amount of $189.0 million related to this program with maturity dates ranging from 2010 to 2018. For these derivatives, during the three months ended June 30, 2009 and 2008, the Bank recognized gains of $386,000 and $112,000, respectively in other income on the consolidated statements of operations. For the six months ended June 30, 2009 and 2008, the Bank recognized gains of $573,000 and $145,000, respectively in other income on the consolidated statements of operations.

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

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.8 million. As of June 30, 2009, the Bank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3.2 million against its obligations under these agreements.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the June 30, 2009 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation's Asset/Liability Policy when modeled rates increase 100 or 200 basis points and decrease 100 and 200 basis points. The Corporation constantly monitors this position and takes steps to minimize any reduction in net interest income.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of June 30, 2009. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity when modeled rates decrease 100 or 200 basis points. When modeled rates increase 100 or 200 basis points, the Corporation is not within guidelines mainly due to the non-cash goodwill impairment write-off of $214.5 million, resulting from the decrease in market value related to the First Niagara merger agreement previously discussed.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	of Equity	Change	Percent Change

+300 Basis Points	$95,076	$(165,044)	-63.45%	+/- 35%
+200 Basis Points	152,040	(108,080)	-41.55%	+/- 25
+100 Basis Points	210,881	(49,239)	-18.93%	+/- 15
Flat Rate	260,120	-	0.00%
-100 Basis Points	286,043	25,923	9.97%	+/- 15
-200 Basis Points	289,545	29,425	11.31%	+/- 25
-300 Basis Points	281,521	21,401	8.23%	+/- 35

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

While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans. In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of their examination process, periodically reviews the Corporation’s allowance for loan losses. The OCC may require the Corporation to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

The provision for loan losses increased $28.9 million during the second quarter of 2009 compared to the second quarter of 2008 and $34.1 million for the first six months of 2009 compared to the same period in 2008 mostly as a result of the decrease in the overall quality of the loan portfolio which caused an increase in the amount of the required reserve. Credit quality continued to be a challenge in the Bank’s commercial real estate and home equity portfolio in the second quarter of 2009. Nonperforming assets as a percentage of total assets were 2.67% at June 30, 2009, compared to 1.01% at June 30, 2008. Net loans charged-off increased $17.5 million for the first six months of 2009 compared to the same period in 2008 principally due to charge-offs related to several unrelated commercial and industrial and commercial real estate borrowers and increased charge-offs of consumer loans, specifically home equity lines of credit and loans and other direct installment loans. The profile of the Bank’s customer base has remained relatively constant and management believes that the current deterioration in credit quality has been caused by the economic pressures being felt by borrowers due to general economic conditions and the continued recession. As the current economic conditions deteriorate, management continues to allocate dedicated resources to continue to manage at-risk credits.

The allowance for loan losses increased $20.3 million to $70.3 million at June 30, 2009 from $50.0 million at December 31, 2008 and $31.2 million at June 30, 2008, respectively. The increase in the allowance at June 30, 2009 compared to December 31 2008 was primarily due to  the decline in credit quality in the current economic environment. The increase in the allowance at June 30, 2009 in comparison to June 30, 2008 was also partially due to the addition of the Willow Financial loan loss reserve of $12.9 million in December 2008, and the need to adjust for impacts on the portfolio in light of the current credit environment. Nonperforming loans have increased by $59.8 million as a result of these factors from June 30, 2009 compared to December 31, 2008 and by $98.7 million from June 30, 2008. The impact of the recession continues to be felt as the Bank’s commercial real estate portfolio’s increase in allowance illustrates. It is expected that the negative trends in the real estate industry, both residential and commercial, will continue to affect credit quality throughout the remainder of 2009.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008

Average loans	$3,588,754	$2,477,569

Allowance, beginning of period	$49,955	27,328
Loans charged off:
Real estate	14,744	626
Commercial and industrial	2,740	322
Consumer	1,748	883
Lease financing	13	—
Total loans charged off	19,245	1,831
Recoveries:
Real estate	138	324
Commercial and industrial	129	43
Consumer	243	239
Lease financing	—	4
Total recoveries	510	610
Net loans charged off	18,735	1,221
Provision for loan losses	39,121	5,067
Allowance, end of period	$70,341	$31,174
Ratio of net charge offs to average loans outstanding (annualized)	1.05%	0.10%

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

The factors affecting the allocation of the allowance during the six-month period ended June 30, 2009 were decreases in credit quality primarily related to real estate construction loans and commercial and industrial loans. The allocation of the allowance for real estate loans at June 30, 2009 increased $11.5 million as compared to December 31, 2008 principally due to an increase in criticized real estate construction loans, a decline in collateral values related to construction loans and an increase in the loss ratio used to calculate the reserve for commercial mortgage, construction and residential loans. The allocation of the allowance for commercial and industrial loans at June 30, 2009 increased $8.6 million from December 31, 2008 mostly due to a decrease in credit quality and an increase in impairment related to commercial and industrial loans. In addition, the allocation of the allowance for consumer loans at June 30, 2009 increased slightly by $304,000 primarily due to adjustments in the loss ratios as well as some increases in criticized consumer loans. There were no material changes in the allocation of the allowance for lease financing at June 30, 2009 compared to December 31, 2008. There were no significant changes in the estimation methods and assumptions including environmental factors, loan concentrations or terms that impacted the allowance during the first six months of 2009. The interest rate environment as well as weakening in the commercial real estate market has moderately increased our allowance allocation in concert with the historical trends. It is expected that the negative trends in the real estate industry will continue to affect credit quality throughout 2009. The growth in the loan portfolio and the change in the mix will result in an adjustment to the amount of the allowance allocated to each category based upon historical loss trends and other factors.

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	June 30, 2009		December 31, 2008
		Percent of		Percent of
(Dollars in thousands)	Amount	Allowance	Amount	Allowance

Real estate	$33,519	48%	$22,051	44%
Commercial and industrial	29,518	42%	20,898	42%
Consumer	7,300	10%	6,996	14%
Lease financing	4	-%	10	-%
Total	$70,341	100%	$49,955	100%

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

Nonperforming assets were 2.67% of total assets at June 30, 2009, compared to 1.43% at December 31, 2008, and 1.01% at June 30, 2008. The increase in nonaccrual loans at June 30, 2009, in relation to December 31, 2008, of $57.5 million was mainly attributable to commercial and industrial, commercial real estate, construction and residential real estate loans. The increase of nonaccrual loans in relation to June 30, 2008 of $96.3 million was largely due to an increase in the nonaccrual status of commercial and residential construction, commercial and industrial, residential first mortgage and commercial mortgage loans during 2008. In addition, the December 5, 2008 acquisition of Willow Financial Bank contributed $12.5 million in non-accrual loans. The borrowers associated with these nonaccrual loans are generally unrelated and are primarily located in our market area and in most cases, for the residential real estate, our collateral is local land that has been subdivided for residential development in the growing counties of the Philadelphia suburbs and the Lehigh Valley. The Bank’s management understands these markets and is confident that it can manage the collateral, if necessary. In response to the situation, the Corporation increased its allowance for loan losses from approximately 1.36% of outstanding loans at December 31, 2008 to 2.05% at June 30, 2009. The Bank continues to evaluate appraisals, financial reviews and inspections. All mortgage loans within the Bank’s portfolio were booked with traditional bank customers through the branch network. The Bank has virtually no exposure to subprime borrowers. The Bank continues to take a conservative approach to its lending and loan review practices. With the expectation of continued economic pressures, management continues to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

As of June 30, 2009, loans past due 90 days or more and still accruing interest were $4.1 million, compared to $1.8 million at December 31, 2008 and $1.7 million at June 30, 2008. The higher level of loans past due 90 days or more at June 30, 2009 was primarily driven by a few unrelated construction loans as well as several unrelated residential mortgage loans which were well secured by collateral.

Net assets in foreclosure at June 30, 2009 were $2.2 million compared to $1.6 million at December 31, 2008 and $1.2 million at June 30, 2008. During the first six months of 2009, transfers from loans to assets in foreclosure were $1.7 million, disposals of foreclosed properties were $974,000, and no charge-offs were recorded. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of the asset or fair value at date of acquisition) or estimated fair value.

The following table presents information concerning nonperforming assets:

Table 6—Nonperforming Assets

(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Nonaccrual loans	$132,598	$75,060	$36,284
Loans 90 days or more past due	4,090	1,849	1,676
Total nonperforming loans	136,688	76,909	37,960
Net assets in foreclosure	2,168	1,626	1,189
Total nonperforming assets	$138,856	$78,535	$39,149

Allowance for loan losses to nonperforming loans	51.5%	65.00%	82.1%
Nonperforming loans to total net loans	4.06%	2.12%	1.54%
Allowance for loan and lease losses to total loans	2.05%	1.36%	1.25%
Nonperforming assets to total assets	2.67%	1.43%	1.01%

Locally located real estate, most with loan to value ratios within company policy, secures many of the nonperforming loans.

The following table presents information concerning impaired loans. Impaired loans are loans for which it is probable that all principal and interest will not be collected according to the contractual terms of the loan agreement. Impaired loans are included in the nonaccrual loan total. The increase in impaired loans at June 30, 2009 compared to December 31, 2008 and June 30, 2008 was mostly due to the previously aforementioned increases in nonaccrual commercial and residential construction, commercial and industrial, residential first mortgage and commercial mortgage loans.

Table 7—Impaired Loans

(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Impaired Loans	$151,068	$70,173	$20,960

Average year-to-date impaired loans	$80,404	$23,469	$13,865

Impaired loans with specific loss allowances	$100,110	$38,354	$20,960

Loss allowances reserved on impaired loans	$25,513	$8,420	$4,606

Year-to-date income recognized on impaired loans	$582	$151	$42

The Bank’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income was $21.7 million for the second quarter of 2009, an increase of $10.1 million or 87.2% from $11.6 million in the second quarter of 2008. For the three months ended June 30, 2009, net gains on the sale of investment securities increased by $4.8 million over the same period in 2008. The net security gains were mostly the result of the sale of mortgage-backed securities. Service charges on deposits increased $1.0 million, or 30.0% during the second quarter of 2009 over the comparable quarter of 2008 mainly from the acquired Willow Financial deposit accounts. Wealth management fee growth was $.4 million or 7.8% during the second quarter of 2009 as compared to the same quarter in 2008. In addition, as a result of the Willow Financial acquisition, gains from mortgage banking loan sales increased $2.4 million from the second quarter of 2008. Other income increased $1.9 million during the second quarter of 2009 over the comparable quarter of 2008 primarily from increases in automated teller machine and point of sale revenue as well as fees and valuation adjustments on derivative instruments. A non-cash other-than-temporary impairment charge of $.5 million on two private label collateralized mortgage obligations was also recorded during the second quarter of 2009.

For the six months ended June 30, 2009, non-interest income was $37.9 million, an increase of $15.4 million, or 68.9% from the same period in 2008, primarily due to increases in net gains on the sale of investment securities of $6.7 million, service charges on deposits of $2.1 million, gains from mortgage banking loan sales of $4.0 million and automated teller machine and point of sale revenue as well as fees and valuation adjustments on derivative instruments which were previously discussed. Other income also included a $1.7 million gain recorded in the first quarter of 2009 on the sale of the Bank’s merchant credit card business. A non-cash other-than-temporary impairment charge of $1.3 million on collateralized debt obligation investments in pooled trust preferred securities as well as other investments was also recorded during the first quarter of 2009.

Noninterest Expense

Noninterest expense was $252.8 million for the second quarter of 2009, an increase of $228.3 million from $24.5 million in the second quarter of 2008 primarily due to the previously aforementioned goodwill impairment charge of $214.5 million and the Willow Financial acquisition. Salaries and benefits expense rose $3.8 million during the second quarter of 2009 primarily due to higher staffing levels resulting from the Willow Financial acquisition. Occupancy expenses increased $1.3 million for the three months ended June 30, 2009 over the comparable period in 2008, mainly due to the addition of the Willow Financial branches. FDIC insurance assessments increased $4.9 million in the second quarter of 2009 mainly as a result of the FDIC approval of a final rule in May 2009 which raised assessment rates uniformly by five basis points resulting in a one-time special assessment of $2.6 million. In addition, insurance premiums were higher as a result of the deposits from the Willow Financial acquisition. Other expense increased $3.4 million for the three months ended June 30, 2009 over the same period in 2008 mostly due to the Willow Financial acquisition, including additional professional, consulting and data processing expenses.

The FDIC proposes to assess an additional special assessment of up to 5 basis points later in 2009, but the amount is uncertain. The Bank expects that the assessment rates for the remainder of 2009 will continue to be significantly higher than in 2008.

For the six months ended June 30, 2009, noninterest expense was $291.4 million, an increase of $243.2 million from $48.2 million in the comparable period in 2008. This increase was mainly due to the previously aforementioned goodwill impairment charge of $214.5 million and the Willow Financial acquisition. Increases for the six months ended June 30, 2009 included salaries and benefits of $10.2 million, occupancy of $2.9 million, FDIC insurance assessment of $7.5 million and other expenses of $6.8 million which were previously discussed.

Income Taxes

The effective income tax rates for the three and six months ended June 30, 2009 were 3.1% and 2.7%, respectively versus the applicable federal statutory rate of 35% and the applicable state tax rates. The effective income tax rates for the three and six months ended June 30, 2008 were 20.5% and 21.3%, respectively. The Corporation’s effective rates during 2009 and 2008 were lower than the statutory tax rate primarily as a result of the $214.5 million goodwill impairment charge, which is not deductible for income tax purposes, as well as tax-exempt income earned from state and municipal securities, loans and bank-owned life insurance. The effective income tax rate for the first six months of 2009 was lower than the same period in 2008 primarily due to the $214.5 million goodwill impairment charge as well as a higher level of tax exempt income during 2009.

Balance Sheet Analysis

Total assets at June 30, 2009 decreased $280.2 million, or 5.1%, from $5.5 billion at December 31, 2008 to $5.2 billion. Investment securities decreased by $126.7 million mainly due to sales of mortgage-backed securities and maturities of certain securities. Gross loans decreased by $313.6 million at June 30, 2009 since December 31, 2008 primarily due to the sale of first mortgage residential loans totaling $81.0 million and indirect consumer installment loans totaling $36.2 million for a net loss of $29,000 as well as lower loan levels in all categories resulting mainly from increased refinancing activity and reduced origination volume. The goodwill balance decreased by $213.7 million since December 31, 2008 primarily from the previously aforementioned impairment of goodwill during the second quarter of 2009. Cash and cash equivalents increased by $311.5 million since December 31, 2008 primarily due to the sale of investment securities and loans held for investment as well as lower loan levels. Residential mortgage loans held for sale increased $67.6 million due to an increase in refinancing volume driven by historically low mortgage rates.

Total liabilities decreased slightly by $54.2 million, or 1.1%, from $5.0 billion at December 31, 2008. Deposits grew by $59.7 million since December 31, 2008 primarily due to increases in savings and checking accounts. Federal funds purchased and short-term securities sold under agreements to repurchase decreased by $53.9 million due to maturities. Long-term borrowings decreased $65.1 million from December 31, 2008 due to maturities as increased cash levels reduced the Bank’s reliance on borrowings. Shareholder’s equity decreased by $226.0 million since year-end mainly as a result of the goodwill impairment charge of $214.5 million recognized during the second quarter of 2009.

Capital

Capital formation is important to the Corporation's well being and future growth. Total capital at June 30, 2009 was $248.7 million, a decrease of $226.0 million from the capital balance at December 31, 2008 of $474.7 million. The reduction in capital was primarily the result of a net loss of $217.9 million recorded during the six months ended June 30, 2009. This loss was primarily due to a goodwill impairment charge of $214.5 million recorded in the three months ended June 30, 2009. Also contributing to the decrease in capital was a decrease of $4.9 million in other comprehensive income and cash dividends paid of $4.7 million during the six months ended June 30, 2009. Management continues to analyze and evaluate the Corporation’s current capital position relative to the Corporation’s ongoing business operations, current economic conditions, the regulatory environment, including the higher minimum capital ratio requirements for the Bank established by the Office of the Comptroller of the Currency, and future capital requirements.

Table 8—Regulatory Capital
(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of June 30, 2009	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$379,697	9.39%	$323,345	8.00%	$404,181	10%
Harleysville National Bank	361,487	8.95%	322,951	8.00%	403,688	10%
Tier 1 Capital (to risk weighted assets):
Corporation	328,928	8.14%	161,673	4.00%	242,509	6%
Harleysville National Bank	310,779	7.70%	161,475	4.00%	242,213	6%
Tier 1 Capital (to average assets):
Corporation	328,928	5.91%	222,593	4.00%	278,241	5%
Harleysville National Bank	310,779	5.60%	221,995	4.00%	277,494	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2008	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$384,522	8.88%	$346,333	8.00%	$432,917	10%
Harleysville National Bank	370,552	8.58%	345,536	8.00%	431,920	10%
Tier 1 Capital (to risk weighted assets):
Corporation	334,467	7.73%	173,167	4.00%	259,750	6%
Harleysville National Bank	320,497	7.42%	172,768	4.00%	259,152	6%
Tier 1 Capital (to average assets):
Corporation	334,467	8.19%	163,315	4.00%	204,144	5%
Harleysville National Bank	320,497	7.88%	162,689	4.00%	203,361	5%

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

In June 2009, the Bank was advised that the Office of the Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank than the minimum and well capitalized ratios generally applicable to banks under current regulations. To be "well capitalized," banks generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. In the case of the Bank, however, the OCC has established individual minimum capital ratios requiring a Tier 1 leverage ratio of at least eight percent (8%) of adjusted total assets, a Tier 1 risk-based capital ratio of at least ten percent (10%) and a total risk-based capital ratio of at least twelve percent (12%). Currently, the Bank's capital levels are less than those required under the OCC's newly required minimum individual capital ratios. The OCC  advised the Bank that it must achieve these ratios by June 30, 2009. While these ratios were not achieved by the deadline, the merger agreement with First Niagara which was announced on July 28, 2009 should alleviate the capital concerns of the Bank upon effectiveness of the transaction.

    At June 30, 2009, the Corporation’s Tier 1 risk-adjusted capital ratio was 8.14%, and the total risk-adjusted capital ratio was 9.39%. Both are above regulatory “adequately capitalized” requirements, however, the Tier 1 risk-adjusted capital ratio and the total risk adjusted capital ratio are below the Bank’s new regulatory “well capitalized” standards of 10.00% and 12.00%, respectively.  Purchase accounting adjustments related to the acquisition of Willow Financial in December 2008 contributed to the reduction of the Corporation’s total risk-based capital ratio below the regulatory threshold for a “well capitalized” bank Company at March 31, 2009 and December 31, 2008. The Corporation does not believe that these mark-to-market valuations reflect a reduction in the realizable value of Willow Financial’s assets and expects to recover the discount through amortization in 2009 and beyond. As of June 30, 2009, the total risk-adjusted capital ratio increased to 9.39% from 8.88% at December 31, 2008.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. The Corporation’s leverage ratios were 5.91% at June 30, 2009 and 8.19% at December 31, 2008 which were higher than the OCC requirement of 5.00%. The lower leverage ratio of the Corporation at June 30, 2009 was mainly due to an increase in average loans and average assets from the acquisition of Willow Financial as the acquisition occurred towards the end of the fourth quarter of 2008.

After a detailed analysis of dividend yields by the Corporation, the cash dividend paid in the first quarter of 2009 was reduced to $0.10 per share from $0.20 per share for the fourth quarter of 2008. The Corporation further reduced the second quarter 2009 cash dividend to $.01 per share, enabling the Corporation to conserve approximately $3.9 million of capital per quarter.  The Corporation believes it is prudent to build balance sheet strength and liquidity in response to the negative economic outlook for 2009 forecast by many leading economists, especially with respect to the credit markets.

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

The resulting projections as of June 30, 2009 show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. One source of external liquidity is an available line of credit with the FHLB. As of June 30, 2009, the Bank had borrowings outstanding with the FHLB of $475.1 million, all of which were long-term. At June 30, 2009, the Bank had a maximum borrowing capacity of $1.2 billion at the FHLB, unused FHLB lines of credit of $100.0 million and unused federal funds lines of credit of $55.0 million. In addition, the Corporation’s funding sources include investment and loan portfolio cash flows, fed funds sold and short-term investments, as well as repurchase agreements. The Corporation has pledged available for sale investment securities with a carrying value of $777.6 million and held to maturity securities of $20.5 million. The Corporation could also increase its liquidity through its pricing on certificates of deposit products. During July 2009, the FHLB required the Corporation’s outstanding borrowings with the FHLB be fully collateralized and therefore obtained a combination of available for sale investment securities and loans as collateral. Any future borrowings with the FHLB are also required to be fully collateralized. The Corporation believes it has adequate funding sources to maintain sufficient liquidity given its current business conditions.

Except as discussed herein, management believes there are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way, although a significant portion of the Corporation’s time deposits mature within the next twelve months. Despite the anticipated market volatility and rate environment for much of 2009, we expect to be able to retain most of these deposits. In the event that additional funds are required, the Corporation believes its short-term liquidity is adequate as outlined above.

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

The EESA included a provision for a temporary increase in the Federal Deposit Insurance (FDIC) from $100,000 to $250,000 per depositor effective October 3, 2008 through December 31, 2009. On May 20, 2009, the $250,000 FDIC insurance limit was extended through December 31, 2013. In addition, the FDIC announced the Temporary Liquidity Guarantee Program effective October 14, 2008, enabling the FDIC to temporarily provide a 100% guarantee of newly issued senior unsecured debt of all FDIC-insured institutions and their holding companies issued before June 30, 2009, as well as deposits in non-interest bearing transaction deposit accounts through December 31, 2009. Coverage under the Temporary Liquidity Guarantee Program was available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Corporation has determined it will continue to participate in the Temporary Liquidity Guarantee Program for non-interest bearing deposit accounts after the 30 day initial period but did not participate in the issuance of unsecured debt.

It is not clear at this time what impact these programs announced by the Treasury and other bank regulatory agencies and any additional programs that may be initiated in the future, will have on the Corporation or the financial markets as a whole.

Other Information

Pending Legislation

The Corporation continues to monitor and assess legislation and regulatory matters for their impact to the Corporation and their effect on capital, liquidity and the results of operations. Any future legislation or regulatory matters may affect the Corporation’s capital, liquidity and results of operations in a material adverse manner.

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

Branching

During the first quarter of 2009, the Corporation opened a new branch in Conshohocken, Montgomery County. In conjunction with the expiration of its lease, the Bank consolidated the operations of its Warminster K-Mart Plaza branch into the nearby offices of Warminster Square and Warminster Johnsville Boulvard at the end of business on June 30, 2009.

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

During the fourth quarter of 2008 through 2009, the economy has experienced a continued decline in the housing market, reductions in credit facilities, disruptions in the financial system, and volatility in the financial markets, all resulting in short-term rate reductions by the Federal Open Market Committee and the creation of programs by Congress and the Treasury Department for the purpose of stabilizing and providing liquidity to the U.S. financial markets. This has created a challenging interest rate environment for the Corporation which has impacted our interest rate sensitivity exposure. A detailed discussion of market risk is provided on pages 37 and 38 of this Form 10-Q.

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

(ii)      Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings

As a result of the acquisition of Willow Financial, the Corporation recorded a liability in purchase accounting of $2.7 million, of which $1.6 million is remaining at June 30, 2009, in connection with certain legal contingencies which existed prior to the acquisition. The amount accrued represents estimated settlement and legal costs on ongoing litigation assumed from Willow Financial. There can be no assurance that any of the outstanding legal proceedings to which the Corporation is a party as a successor in interest to Willow Financial will not be decided adversely to the Corporation’s interests and have a material effect on the financial condition and operations of the Corporation.

Management, based on consultation with the Corporation’s legal counsel, is not aware of any other litigation that would have a material adverse effect on the consolidated financial position of the Corporation. Except as noted above, there are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiaries—the Bank, HNC Financial Company and HNC Reinsurance Company. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.

Item 1A.                 Risk Factors

Except for the addition of the risk factors detailed below, there have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Corporations Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

The value of the shares of First Niagara common stock that the Corporation’s shareholders receive upon the consummation of the merger may be less than the value of shares of First Niagara or the Corporation’s common stock as of the date the merger agreement was entered into or the date of the special meetings.

The exchange ratio in the merger agreement is fixed and will not be adjusted in the event of any change in the stock prices of First Niagara or the Corporation prior to the merger, except as further discussed below. There also may be a period of time between the date when shareholders of each of First Niagara and the Corporation vote on the merger agreement and the date when the merger is completed. The relative prices of First Niagara and the Corporation’s common stock may vary between the date of this Quarterly Report and the date of completion of the merger. The market price of First Niagara and the Corporation’s common stock may change as a result of a variety of factors, including general market and economic conditions, changes in its business, operations and prospects, and regulatory considerations. Many of these factors are beyond the control of First Niagara or the Corporation, and are not necessarily related to a change in the financial performance or condition of First Niagara or the Corporation. In addition, the exchange ratio is subject to further reduction if loan delinquencies prior to closing are greater than $237.5 million. As First Niagara and the Corporation’s market share prices fluctuate, based on numerous factors, the value of the shares of First Niagara common stock that the Corporation’s shareholder will receive will correspondingly fluctuate. In addition, it is impossible to predict accurately the market price of First Niagara common stock after completion of the merger. Accordingly, the current prices of First Niagara and the Corporation’s common stock may not be indicative of their prices immediately prior to completion of the merger and the price of First Niagara common stock after the merger is completed.

After the merger is completed, the Corporation’s shareholders will become First Niagara shareholders and will have different rights that may be less advantageous than their current rights.

Upon completion of the merger, the Corporation’s shareholders will become First Niagara shareholders. Differences in the Corporation’s articles of incorporation and bylaws and First Niagara’s articles of incorporation and bylaws will result in changes to the rights of the Corporation’s shareholders who become First Niagara shareholders.

If the merger is not completed, the Corporation will have incurred substantial expenses without realizing the expected benefits.

The Corporation will incur substantial expenses in connection with the merger. The completion of the merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals. The Corporation and First Niagara cannot guarantee that these conditions will be met. If the merger is not completed, these expenses could have a material adverse impact on the financial condition of the Corporation because it would not have realized the expected benefits.

Failure to complete the merger in certain circumstances could require the Corporation to pay a termination fee.

If the merger should fail to occur in certain circumstances, the Corporation may be obligated to pay First Niagara $10.0 million as a termination fee.

The Corporation borrows from the Federal Home Loan Bank and the Federal Reserve, and there can be no assurance these programs will continue in their current manner.

The Corporation at times utilizes the Federal Home Loan Bank (“FHLB”) of Pittsburgh for overnight borrowings and term advances; the Corporation also has the ability to borrow from the Federal Reserve and from correspondent banks under our federal funds lines of credit. The amount loaned to the Corporation is generally dependent on the value of the collateral pledged. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. In this regard, the FHLB of Pittsburgh has taken impairment charges and has suspended dividends and repurchases of capital stock. Any change or termination would have an adverse affect on the Corporation’s liquidity and profitability.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not repurchase any shares of its stock under the Corporation’s stock repurchase programs during the first six months of 2009. The maximum number of shares that may yet be purchased under the plans was 731,761 as of June 30, 2009. (1) The repurchased shares are used for general corporate purposes.

(1)
On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (restated for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9%, of its outstanding common stock. The Corporation is precluded from purchasing its outstanding common stock under the terms of the merger agreement with First Niagara.

Item 3.                 Defaults Upon Senior Securities

    Not applicable

Item 4.                 Submission of Matters to a Vote of Security Holders

(a), (b), (c) The Registrant held its annual meeting of shareholders on April 28, 2009. The results of the meeting and information required by this item is incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on April 30, 2009.

Item 5.                 Other Information

(a)	None to report.

(b)
On June 16, 2009, the Corporation amended and restated its Bylaws with regard to the manner shareholders may recommend nominees to the Board of Directors as follows: Article 10, Section 10.1 to increase the number days prior to the anniversary of the record date of the preceding year’s shareholder meeting at which directors were elected that a shareholder must provide notice to the Corporation in order for a shareholder to nominate a candidate for election to the board of directors from 45 to 60 days and Article 12, Section 12.2 to increase the maximum number of directors in addition to the Chairman of the Board and President of the Corporation on the Executive Committee to up to six directors and to eliminate the restriction that such other directors not be employees of the Corporation. The Corporation’s Amended and Restated Bylaws are incorporated by reference to Exhibit 3(ii) of the Registrant’s Current Report on Form 8-K, filed with the Commission on June 18, 2009.

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

                            HARLEYSVILLE NATIONAL CORPORATION

Date:  August 7, 2009                                                                           /s/ Paul D. Geraghty
Paul D. Geraghty, President, Chief Executive Officer and Director
(Principal executive officer)

Date:  August 7, 2009                                                                           /s/ George S. Rapp
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

(3.1)
Harleysville National Corporation Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K, filed with the Commission on May 13, 2009.)

(3.2)
Harleysville National Corporation Amended and Restated By-laws. (Incorporated by reference to Exhibit 3(ii) to the Corporation’s Current Report on Form 8-K, filed with the Commission on June 18, 2009.)

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

Exhibit No	Description of Exhibits
(10.9)	Harleysville National Corporation 1998 Stock Incentive Plan.** (Incorporated by reference to Registrant’s Registration Statement No. 333-79971 on Form S-8, filed with the Commission on June 4, 1999.)
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

Exhibit No	Description of Exhibits
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

(10.41)
Harleysville National Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan (DRIP) effective April 6, 2009. (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement No. 333-158420 on Form S-3, filed with the Commission on April 6, 2009.) On April 28, 2009, the Board of Directors suspended the DRIP until further notice.

Exhibit No	Description of Exhibits
(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, Footnote 9, “Earnings Per Share,” of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.
***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.