Form 10-Q
period 2009-09-30
HARLEYSVILLE NATIONAL CORP
filed 2009-11-09
CIK 702902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q
__________________

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

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
Yes  ☐              No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,139,426 shares of Common Stock, $1.00 par value, outstanding on November 6, 2009.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$55,070	$75,305
Interest-bearing deposits in banks	538,189	27,221
Total cash and cash equivalents	593,259	102,526
Residential mortgage loans held for sale (at fair value)	41,672	17,165
Investment securities available for sale (amortized cost, $1,034,249 and $1,186,586, respectively)	1,006,898	1,141,948
Investment securities held to maturity (fair value $32,009 and $50,059, respectively)	32,059	50,434
Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments	43,075	39,279
Loans and leases	3,208,423	3,668,079
Less: Allowance for loan losses	(77,276)	(49,955)
Net loans	3,131,147	3,618,124
Premises and equipment, net	48,682	50,605
Accrued interest receivable	17,036	21,120
Goodwill	22,750	240,701
Intangible assets, net	22,755	27,807
Bank-owned life insurance	89,420	87,081
Other assets	114,606	93,719
Total assets	$5,163,359	$5,490,509
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$495,644	$479,469
Interest-bearing:
Checking	629,378	556,855
Money market	895,463	1,042,302
Savings	309,586	270,885
Time deposits	1,611,837	1,588,921
Total deposits	3,941,908	3,938,432
Federal funds purchased and short-term securities sold under agreements to repurchase	88,277	136,113
Other short-term borrowings	1,451	984
Long-term borrowings	691,130	759,658
Accrued interest payable	36,953	34,495
Subordinated debt	93,806	93,743
Other liabilities	49,178	52,377
Total liabilities	4,902,703	5,015,802
Shareholders' Equity:
Series preferred stock, par value $1 per share;
Authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 200,000,000 shares; issued 43,123,629 and 43,022,387 shares at September 30, 2009 and December 31, 2008, respectively	43,124	43,022
Additional paid in capital	379,990	379,551
(Accumulated deficit) retained earnings	(144,674)	82,295
Accumulated other comprehensive loss	(17,778)	(29,017)
Treasury stock, at cost: 700 and 76,635 shares at September 30, 2009 and December 31, 2008, respectively	(6)	(1,144)
Total shareholders' equity	260,656	474,707
Total liabilities and shareholders' equity	$5,163,359	$5,490,509
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share information)	2009	2008	2009	2008
Interest Income:
Loans and leases, including fees	$42,765	$37,106	$136,954	$112,747
Investment securities:
Taxable	8,761	9,518	31,000	28,894
Exempt from federal taxes	3,198	3,086	10,087	9,025
Federal funds sold and securities purchased under agreements to resell	-	212	-	963
Deposits in banks	281	20	647	82
Total interest income	55,005	49,942	178,688	151,711

Interest Expense:
Savings and money market deposits	4,372	5,780	15,878	19,536
Time deposits	12,189	12,976	40,818	40,414
Short-term borrowings	108	551	361	1,847
Long-term borrowings	6,898	5,338	21,436	15,221
Total interest expense	23,567	24,645	78,493	77,018

Net interest income	31,438	25,297	100,195	74,693
Provision for loan losses	14,750	2,580	53,871	7,647
Net interest income after provision for loan losses	16,688	22,717	46,324	67,046

Noninterest Income:
Service charges	4,361	3,424	12,859	9,849
Gain on sales of investment securities, net	1,383	-	8,280	225
Other-than-temporary impairment (OTTI) losses on available for sale securities	(4,257)	-	(13,562)	-
Portion of OTTI losses recognized in other comprehensive loss (before taxes)	(393)	-	7,038	-
Net OTTI losses recognized in operations on available for sale securities	(4,650)	-	(6,524)	-
Gain on mortgage banking sales, net	2,352	(5)	6,753	420
Wealth management	4,656	3,862	13,953	12,756
Bank-owned life insurance	789	706	2,337	2,047
Other income	3,384	2,458	12,487	7,576
Total noninterest income	12,275	10,445	50,145	32,873

Noninterest Expense:
Salaries, wages and employee benefits	17,561	13,539	55,831	41,599
Occupancy	3,752	2,412	11,667	7,438
Furniture and equipment	1,286	1,074	4,377	3,251
Professional fees	4,491	1,303	7,887	3,418
Intangibles expense	1,669	678	3,313	1,997
FDIC deposit insurance	3,227	551	11,070	918
Goodwill impairment	-	-	214,536	-
Other expense	8,235	5,596	22,911	14,708
Total noninterest expense	40,221	25,153	331,592	73,329

(Loss) income before income taxes	(11,258)	8,009	(235,123)	26,590
Income tax (benefit) expense	(6,889)	1,370	(12,846)	5,320
Net (loss) income	$(4,369)	$6,639	$(222,277)	$21,270

Net (loss) income per share information:
Basic	$(0.10)	$0.21	$(5.16)	$0.68
Diluted	$(0.10)	$0.21	$(5.16)	$0.67
Cash dividends per share	$-	$0.20	$0.11	$0.60
Weighted average number of common shares:
Basic	43,102,844	31,385,257	43,058,489	31,363,779
Diluted	43,102,844	31,551,026	43,058,489	31,531,942
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and share information in thousands)

Nine Months Ended September 30, 2009

	Common Stock	Treasury Stock		Additional	Retained Earnings	Accumulated Other
	Number of	Number of	Par	Paid	(Accumulated	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Deficit)	(Loss) Income	Stock	Total	(Loss) Income

Balance, January 1, 2009	43,022	(76)	$43,022	$379,551	$82,295	$(29,017)	$(1,144)	$474,707
Issuance of stock for stock options, net of excess tax benefits	37	58	37	(2)	-	-	745	780
Issuance of stock under dividend reinvestment and stock purchase plan	65	40	65	4	-	-	599	668
Conversion of Willow Financial Recognition and Retention Plan shares to treasury	-	(23)	-	206	-	-	(206)	-
Stock based compensation expense	-	-	-	231	-	-	-	231
Net loss	-	-	-	-	(222,277)	-	-	(222,277)	$(222,277)
Other comprehensive income, net of reclassifications and tax	-	-	-	-	-	11,239	-	11,239	11,239
Cash dividends	-	-	-	-	(4,692)	-	-	(4,692)
Comprehensive loss									$(211,038)
Balance, September 30, 2009	43,124	(1)	$43,124	$379,990	$(144,674)	$(17,778)	$(6)	$260,656

Nine Months Ended September 30, 2008

	Common Stock	Treasury Stock		Additional		Accumulated Other
	Number of	Number of	Par	Paid	Retained	Comprehensive	Treasury		Comprehensive
	Shares	Shares	Value	In Capital	Earnings	Loss	Stock	Total	Income (Loss)

Balance, January 1, 2008	31,507	(174)	$31,507	$231,130	$82,311	$(2,566)	$(3,072)	$339,310
Issuance of stock for stock options, net of excess tax benefits	-	88	-	(550)	-	-	1,559	1,009
Issuance of stock awards	-	-	-	-	-	-	2	2
Stock based compensation expense	-	-	-	125	-	-	-	125
Net income	-	-	-	-	21,270	-	-	21,270	$21,270
Other comprehensive loss, net of reclassifications and tax	-	-	-	-	-	(31,903)	-	(31,903)	(31,903)
Cash dividends	-	-	-	-	(18,819)	-	-	(18,819)
Comprehensive loss									$(10,633)
Balance, September 30, 2008	31,507	(86)	$31,507	$230,705	$84,762	$(34,469)	$(1,511)	$310,994

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(Dollars in thousands)	September 30,
	2009	2008
Operating Activities:
Net (loss) income	$(222,277)	$21,270
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	53,871	7,647
Depreciation	4,802	3,074
Goodwill impairment	214,536	―
Intangibles expense	3,313	1,997
Net amortization of discounts/premiums on investments and borrowings	(2,815)	782
Deferred income tax benefit	(12,049)	(3,327)
Gain on sales of investment securities, net	(8,280)	(225)
Other-than-temporary impairment on investments	6,524	―
Gain on mortgage banking sales, net	(6,753)	(420)
Originations of loans held for sale	(487,888)	(53,557)
Proceeds from sale of loans originated for sale	470,134	53,896
Bank-owned life insurance income	(2,337)	(2,047)
Stock based compensation expense	231	125
Net decrease in accrued interest receivable	4,084	427
Net increase in accrued interest payable	2,458	6,252
Net increase in other assets	(10,004)	(2,121)
Net decrease in other liabilities	(1,882)	(2,401)
Other, net	(277)	55
Net cash provided by operating activities	5,391	31,427
Investing Activities:
Proceeds from sales of investment securities available for sale	379,625	115,331
Proceeds from maturity or calls of investment securities held to maturity	18,546	4,300
Proceeds from maturity or calls of investment securities available for sale	184,246	129,703
Proceeds, redemption Federal Home Bank stock and reduction in other investments	1,458	5,504
Purchases of investment securities available for sale	(410,830)	(296,542)
Purchases of Federal Home Bank stock, Federal Reserve Bank stock and other investments	(5,214)	(8,549)
Proceeds from sale of indirect and residential loans	142,351	―
Other net decrease (increase) in loans	289,491	(83,436)
Net cash paid due to acquisitions, net of cash acquired	(877)	(1,200)
Purchases of premises and equipment	(3,583)	(6,563)
Proceeds from sales of premises and equipment	15	675
Proceeds from sales of other real estate	2,062	685
Net cash provided by (used in) investing activities	597,290	(140,093)
Financing Activities:
Net increase in deposits	3,476	33,218
Decrease in federal funds purchased and short-term securities sold under agreements to repurchase	(47,836)	(7,450)
Increase (decrease) in other short-term borrowings	467	(852)
Advances of long-term borrowings	―	80,000
Repayments of long-term borrowings	(64,811)	(33,000)
Cash dividends	(4,692)	(18,819)
Proceeds from the exercise of stock options	780	847
Proceeds from issuance of stock under dividend reinvestment and stock purchase plan	668	―
Excess tax benefits from stock based compensation	―	155
Net cash (used in) provided by financing activities	(111,948)	54,099
Net increase (decrease) in cash and cash equivalents	490,733	(54,567)
Cash and cash equivalents at beginning of period	102,526	209,403
Cash and cash equivalents at end of the period	$593,259	$154,836
Cash paid during the period for:
Interest	$80,369	$71,248
Income taxes	$2,058	$16,367
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to net assets in foreclosure	$1,689	$1,882
See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of Harleysville National Corporation (the Corporation) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with instructions to Form 10-Q, and therefore, do not include all of the information and footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity and cash flows in conformity with GAAP. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations presented for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Corporation has evaluated subsequent events for recognition and/or disclosure through November 9, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

The consolidated financial statements include the Corporation and its wholly owned subsidiaries-Harleysville National Bank (the Bank), HNC Financial Company and HNC Reinsurance Company. Willow Financial Bancorp and its wholly owned subsidiary, Willow Financial Bank (“collectively, “Willow Financial”) are included in the Corporation’s results effective after the market close on December 5, 2008. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Codification update for fair value measurements and disclosures relating to investments in certain entities that calculate net asset value per share or its equivalent. The update offers guidance on how to use net asset value per share to estimate the fair value of alternative investments which do not have a readily determinable fair value such as hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles and funds of funds. The update also requires additional disclosures regarding attributes of these investments. This update is effective for periods ending after December 15, 2009. The adoption of this update is not anticipated to have a material impact on the Corporation’s financial statements.

In August 2009, the FASB issued an Accounting Standards Codification update for fair value measurements and disclosures of liabilities. The update provided clarification in circumstances in which a quoted price in an active market for the identical liability is not available, requiring a reporting entity to measure fair value using one or more of the specified techniques in the update. The guidance was effective for the first reporting period beginning after issuance or the fourth quarter of 2009. The adoption of this update is not expected to have a material impact on the Corporation’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (the ASC or the Codification) establishing the Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this topic, the Codification superseded all existing accounting and reporting standards other than guidance issued by the SEC. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Corporation’s financial statements, although references to specific authoritative literature in financial statements were eliminated and discussion of accounting concepts was enhanced.

Note 1 – Summary of Significant Accounting Policies

In June 2009, the FASB issued standards for accounting for transfers of financial assets and amendments to guidance relating to consolidation of variable interest entities. The standards change off-balance-sheet accounting of financial instruments including the way entities account for securitizations and special-purpose entities. The standards relating to accounting for transfers of financial assets require more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. They eliminate the concept of a “qualifying special purpose entity,” change the requirement for derecognizing financial assets, and require sellers of the assets to make additional disclosures about them. The guidance relating to consolidation of variable interest entities alters how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of any entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. The standards are effective at the start of the first fiscal year beginning after November 15, 2009 and are not anticipated to have a material impact on the Corporation’s financial statements.

In May 2009, the FASB issued general standards of accounting and disclosure for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standards were effective for interim and annual periods ending after June 15, 2009. The adoption of the subsequent event standards did not have any impact on the Corporation’s financial statements although they did result in expanded disclosure with regard to the date for which subsequent events have been evaluated. See Note 1 - Summary of Significant Accounting Policies, “Principles of Consolidation and Basis of Presentation” for additional information.

In April 2009, the FASB issued standards for 1) determining fair value when the volume and level of activity for the asset or liability has significantly decreased and identifying transactions that are not orderly; 2) recognition and presentation of other-than-temporary impairments; and 3) interim disclosures about fair value of financial instruments. These related guidance items were issued to clarify the application of fair value measurement standards in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. These standards were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three standards or both the fair-value measurements and other-than-temporary impairment standards were adopted simultaneously. The Corporation adopted the provisions of these fair value measurement standards in its quarter ended June 30, 2009 and they did not have a material impact on the Corporation’s financial statements although they did result in expanded disclosures.

Note 2 – Agreement and Plan of Merger

Pending Merger with First Niagara Financial Group, Inc.

On July 27, 2009, the Corporation and First Niagara Financial Group, Inc. (“First Niagara”), the holding company for First Niagara Bank, announced that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated July 26, 2009, which sets forth the terms and conditions pursuant to which the Corporation will merge with and into First Niagara in a transaction valued at approximately $237 million. Under the terms of the Merger Agreement, shareholders of the Corporation will receive 0.474 shares of First Niagara stock for each share of common stock they own, representing a premium of about 37.5% based on the Corporation’s closing price on July 24, 2009 of $4.00 per share. The exchange ratio is based on First Niagara’s five-day average closing stock price of $11.60 on July 22, 2009. The exchange ratio is subject to downward adjustment if loan delinquencies of Harleysville National Bank and Trust Company exceed specified amounts. The Corporation recorded a goodwill impairment charge of $214.5 million during the second quarter of 2009, resulting from the decrease in market value caused by underlying capital and credit concerns which was valued through the Merger Agreement. The impairment effectively constituted the difference between the sale price of the Corporation to First Niagara for $5.50 per share, which established the fair value of the Corporation, compared to the Corporation’s book value per share of $10.75 prior to the impairment charge with further evaluation through the Corporation’s step two goodwill analysis. See Note 5 – Goodwill and Other intangibles for further information.

The Boards of Directors of the Corporation and First Niagara have approved the Merger Agreement, but the transaction remains subject to regulatory approval and other customary closing conditions, as well as the approval of the Corporation’s shareholders at a special meeting. The merger is intended to qualify as reorganization for federal income tax purposes, such that shares of the Corporation exchanged for shares of First Niagara will be issued to the Corporation’s shareholders on a tax-free basis. It is expected that the transaction will be completed in the first quarter of 2010.

The Merger Agreement provides for a downward adjustment to the merger consideration to be received by the Corporation’s shareholders if the amount of the Bank’s delinquent loans equals or exceeds $237.5 million as of any month end prior to the closing date of the merger. For purposes of this calculation, “delinquent loans” is defined as the sum of non-performing assets, loans 30 to 89 days delinquent, and cumulative charge-offs subsequent to the signing of the agreement. By this definition, at September 30, 2009, delinquent loans were $193.3 million.

Note 3 – Dispositions/Acquisition

Loan Sales

    During the third quarter of 2009, the Corporation sold first mortgage residential loans held for investment of approximately $25.4 million for a net loss of $177,000. During the second quarter of 2009, the Corporation sold loans held for investment of approximately $117.2 million for a net loss of $29,000. The sales consisted of first mortgage residential loans totaling $81.0 million and indirect consumer installment loans totaling $36.2 million. The loans were sold without recourse and subject to customary sale conditions. The loan sales were part of the Corporation’s strategy to reduce assets and thereby build capital and increase liquidity. Additionally, the Corporation decided to exit from the indirect lending business effective June 30, 2009 in order to use capital to build relationship-based business with customers.

Acquisition of Willow Financial Bancorp, Inc.

Effective after the market close on December 5, 2008, the Corporation completed its acquisition of Willow Financial Bancorp and its wholly owned subsidiary, Willow Financial Bank (collectively, “Willow Financial”), a $1.6 billion savings bank with 29 branch offices in southeastern Pennsylvania, was merged with and into the Bank. In conjunction with this transaction, the Corporation also acquired BeneServ, Inc., a provider of employee benefits services. The Corporation acquired 100% of the outstanding shares of Willow Financial. The Corporation issued 11,515,366 shares of common stock, incurred $8.1 million in acquisition costs which were capitalized and converted stock options with a fair value of $2.0 million for a total purchase price of $168.9 million.

The acquisition of Willow Financial was accounted for as a business combination using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The purchase price included the direct costs of the business combination. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill of $125.6 million was recorded in this transaction with $124.1 million allocated to the Community Banking segment and $1.5 million allocated to the Wealth Management segment. The Corporation also recorded $11.9 million in core deposit intangibles and $2.9 million in other identifiable intangible assets which are being amortized over ten years using the sum of the year’s digits amortization method. The $2.9 million of other identifiable intangibles were allocated to the Wealth Management segment. The purchase price allocation is subject to revision in the fourth quarter of 2009. The amount of goodwill recorded at December 31, 2008 was reduced by $3.4 million and the core deposit intangible was reduced by $2.2 million during the nine months ended September 30, 2009 as a result of additional information obtained for the valuation analysis and adjustments that were necessary upon the filing of the final tax returns for Willow Financial. The results of operations of Willow Financial have been included in the Corporation’s results of operations since December 5, 2008, the date of acquisition.

The following are the unaudited pro forma consolidated results of operations of the Corporation for the three and nine months ended September 30, 2008 as though Willow Financial had been acquired on January 1, 2008:

	Three months ended	Nine months ended
(Dollars in thousands, except for per share data)	September 30, 2008

Total interest income	$71,815	$217,850
Total interest expense	32,153	101,333
Net interest income	39,662	116,517

Provision for loan losses	4,930	12,509
Net interest income after provision for loan losses	34,732	104,008

Total non-interest income	13,284	42,020
Total non-interest expense	39,767	119,888

Income before income taxes	8,249	26,140

Income tax expense (1)	1,485	6,077

Net income	$6,764	$20,063

Basic earnings per share	$0.16	$0.47
Diluted earnings per share	$0.16	$0.47

(1)	Tax effects are reflected at an assumed rate of 35%

Note 3 –  Dispositions/Acquisition - Continued

The Corporation assessed loans acquired from Willow Financial for evidence of credit quality deterioration since origination and for which it was probable at purchase that the Corporation would be unable to collect all contractually required payments. The Corporation’s assessment identified $14.4 million in acquired loans from Willow Financial which were considered impaired and were written down to the present value of the amounts expected to be received at the acquisition date. At September 30, 2009 and December 31, 2008, the Corporation’s acquired impaired loans had an unpaid principal balance of $10.1 million and $14.4 million, respectively. At September 30, 2009 and December 31, 2008, these loans had a carrying value of $6.7 million and $8.1 million, respectively. The Corporation’s loan balance reflects net purchase accounting adjustments resulting in a reduction in loans of $3.4 million related to acquired impaired loans at September 30, 2009. Income recognition is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. The loans deemed impaired were considered collateral dependent, however the timing of the sale of loan collateral is indeterminate and as such the loans will remain on non-accrual status and will have no accretable yield. The Corporation is using the cash basis method of interest income recognition.

The following are the loans acquired from Willow Financial for which it was probable at September 30, 2009 that all contractually required payments would not be collected:

(Dollars in thousands)
Contractually required payments at September 30, 2009:
Real estate	$3,928
Commercial and industrial	6,151
Total	$10,079
Cash flows expected to be collected at September 30, 2009	$6,705

The following is the carrying value by category as of September 30, 2009:

(Dollars in thousands)
Real estate	$3,718
Commercial and industrial	2,987
Total carrying value	$6,705

Note 4 – Investment Securities

The amortized cost, unrealized gains and losses, and the estimated fair value of the Corporation’s investment securities available for sale and held to maturity are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available for sale
Obligations of U.S. government agencies and corporations	$500	$—	$(4)	$496
Obligations of states and political subdivisions	259,792	13,086	(947)	271,931
Residential mortgage-backed securities	704,321	12,975	(16,559)	700,737
Trust preferred pools/collateralized debt obligations	43,572	100	(33,568)	10,104
Corporate bonds	3,260	19	(1,134)	2,145
Equity securities	22,804	152	(1,471)	21,485
Total investment securities available for sale	$1,034,249	$26,332	$(53,683)	$1,006,898
Held to maturity
Obligations of states and political subdivisions	$32,059	$133	$(183)	$32,009
Total investment securities held to maturity	$32,059	$133	$(183)	$32,009

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available for sale
Obligations of U.S. government agencies and corporations	$93,501	$419	$(26)	$93,894
Obligations of states and political subdivisions	288,415	4,798	(6,338)	286,875
Residential mortgage-backed securities	710,385	14,389	(19,291)	705,483
Trust preferred pools/collateralized debt obligations	50,214	734	(35,084)	15,864
Corporate bonds	21,073	286	(3,192)	18,167
Equity securities	22,998	57	(1,390)	21,665
Total investment securities available for sale	$1,186,586	$20,683	$(65,321)	$1,141,948
Held to maturity
Obligations of U.S. government agencies and corporations	$3,880	$122	$—	$4,002
Obligations of states and political subdivisions	46,554	119	(616)	46,057
Total investment securities held to maturity	$50,434	$241	$(616)	$50,059

Note 4 – Investment Securities - Continued

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less than 12 months			12 months or longer			Total
Description of	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
Obligations of U.S. government agencies and corporations	1	$496	$(4)	—	$—	$—	1	$496	$(4)
Obligations of states and political subdivisions	18	8,261	(686)	16	$13,715	(444)	34	21,976	(1,130)
Residential mortgage-backed securities	20	117,166	(1,103)	36	77,525	(15,456)	56	194,691	(16,559)
Trust preferred pools/collateralized debt obligations	2	91	(249)	13	9,494	(33,319)	15	9,585	(33,568)
Corporate bonds	1	15	(6)	1	1,361	(1,128)	2	1,376	(1,134)
Equity securities	6	6,472	(807)	6	12,745	(664)	12	19,217	(1,471)
Totals	48	$132,501	$(2,855)	72	$114,840	$(51,011)	120	$247,341	$(53,866)

	December 31, 2008
	Less than 12 months			12 months or longer			Total
Description of	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
Securities	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
Obligations of U.S. government agencies and corporations	3	$29,145	$(26)	—	$—	$—	3	$29,145	$(26)
Obligations of states and political subdivisions	290	202,231	(6,715)	11	5,416	(239)	301	207,647	(6,954)
Residential mortgage-backed securities	35	121,085	(16,303)	36	48,851	(2,988)	71	164,936	(19,291)
Trust preferred pools/collateralized debt obligations	4	711	(4,349)	11	9,999	(30,732)	15	10,710	(35,081)
Corporate bonds	4	9,417	(1,127)	3	4,652	(1,801)	7	14,069	(2,928)
Equity securities	9	18,134	(528)	6	2,956	(1,129)	15	21,090	(1,657)
Totals	345	$380,723	$(29,048)	67	$66,874	$(36,889)	412	$447,597	$(65,937)

    Management believes that the unrealized losses associated with the securities portfolio, are temporary in nature since they are not related to the underlying credit of the issuers, and the Corporation has the ability and intent to hold these investments for the time necessary to recover its cost which may be until maturity (i.e. these investments have contractual maturities that, absent credit default, ensure a recovery of cost). In making its other-than temporary evaluation, management determined whether the expected cash flows are affected by the underlying collateral or issuer. Other factors considered in evaluating the securities portfolio for other-than-temporary impairment are the length of time and the extent to which the fair value has been below the cost, analyst reports, analysis of the current interest rate environment, anticipated volatility in the market and the underlying credit rating of the issuers. In certain cases where sufficient data is not available, a cash flow model is utilized.

The changes in the unrealized losses on securities were caused primarily by changes in interest rates, credit spread and liquidity issues in the marketplace. As of September 30, 2009 and December 31, 2008, there were 72 and 67 individual securities, respectively, in a continuous unrealized loss position for twelve months or longer. The decrease in unrealized losses less than 12 months for obligations of states and political subdivisions at September 30, 2009 as compared to December 31, 2008 was mainly a result of changes in the current rate environment and municipal spreads which resulted in substantially increased fair values during 2009.  The Corporation recognized other-than-temporary impairment (OTTI) charges totaling $4.7 million during the third quarter of 2009 mainly as a result of deterioration in two collateralized debt obligation investments in pooled trust preferred securities. One of these trust preferred securities was already deemed impaired in prior periods and the additional trust preferred security was determined to be impaired during

Note 4 – Investment Securities - Continued

the third quarter of 2009. As relevant observable inputs did not exist, a cash flow model was utilized to determine the fair value of the impaired securities.

On a quarterly basis, the Corporation formally evaluates its investment securities for other-than-temporary impairment. Effective April 1, 2009, for securities deemed to be other-than-temporarily impaired, the Corporation uses cash flow modeling to determine the credit portion of the loss. The credit portion of the loss is recognized in earnings and the noncredit portion on securities not expected to be sold is recognized in other comprehensive income. The credit related OTTI recognized in earnings during the three months and nine months ended September 30, 2009 was $4.7 million and $6.5 million, respectively. These impairment charges related primarily to collateralized debt obligations and collateralized mortgage obligations which the Corporation does not intend to sell and it is not more likely than not that the Corporation will be required to sell before recovery of their amortized costs basis less any current-period credit loss. During the three and nine months ended September 30, 2009, the Corporation recognized a reduction of noncredit related OTTI in other comprehensive income of $393,000 and $7.0 million, respectively.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	Debt Securities

Estimated credit losses as of January 1, 2009	$—
Additions for credit losses not previously recognized	6,323
Estimated credit losses as of September 30, 2009	$6,323

    Regarding the securities on which the Corporation recorded OTTI charges in the fourth quarter of 2008 and the first quarter of 2009, prior to adoption of the new OTTI requirements at April 1, 2009, the Corporation does not intend to sell the securities and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized costs basis less any current-period credit loss. The securities were assessed to determine the amount of OTTI representing credit losses and the amount related to all other factors.  It was determined that the noncredit related OTTI was not material to the financial statements. As such, a prior period cumulative effect adjustment was not recorded through retained earnings in the June 30, 2009 reporting period.

The Corporation utilizes a third party valuation specialist to determine fair value for those securities which have insufficient observable market data available. In order to determine the fair value of these securities, the third party valuation specialist performs a discounted cash flow analysis.  All relevant data inputs and the appropriateness of key model assumptions are reviewed by management. These assumptions include, but are not limited to collateral performance projections, historical and projected defaults, and discounted cash flow modeling. The discount rate is calculated utilizing current and observable market spreads for comparable structured credit products.

On a quarterly basis, all pooled trust preferred security investments for which the fair value of the investment is less than its amortized cost basis are reviewed for OTTI.  For those securities in a loss position, a detailed analysis is performed by management to assess them for OTTI as described below.  Management will also assess whether it expects to sell the security before recovery of amortized cost less current period credit loss.

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

After evaluating the criteria above, if certain ratios such as excess collateral, excess subordination and principal shortfall and interest shortfall conditions suggest an uncertainty of future recovery of principal and interest, a discounted cash flow model is obtained from the Corporation’s third party investment advisor. The excess collateral, excess subordination, principal shortfall and interest shortfall ratios are obtained from the Corporation’s third party investment advisor and evaluated by management as a part of the quarterly tranche analysis prepared for each debt security. The principal and interest shortfall ratios reflect the percentage of paying collateral that can be absorbed by defaults prior to the collection of the full contractual payments would be in doubt. The excess subordination calculation is derived by the Corporation’s third party investment advisor and represents the remaining subordination available for the Corporation’s tranche after full repayment of principal due to more senior tranches. This information is significant and meaningful in the Corporation’s OTTI evaluation process as the excess subordination can be utilized to cover any projected principal and interest shortfalls caused by significant expected defaults in the portfolio. The lack of excess subordination for the Corporation’s tranche, or negative subordination, is likely to be a significant indicator of potential OTTI for a particular investment if significant expected future principal and interest shortfalls exist.

Note 4 – Investment Securities - Continued

For every debt security which fails the Corporation’s initial test for OTTI, a discounted cash flow analysis is performed by our third-party investment advisor.  When a discounted cash flow analysis is performed, the following assumptions are utilized:
•	Discount rate equal to original coupon spread for the respective security using forward LIBOR rates;
•	No calls are assumed;
•	Each piece of underlying collateral with existing deferrals/defaults is evaluated individually for future recovery and the recovery rate is adjusted accordingly; and
•
Additional deferrals/defaults are assumed based upon evaluation of underlying performing collateral. The Corporation obtains and evaluates financial data pertinent to each piece of collateral including analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using the most recently available financial and regulatory information. The Corporation also evaluates historical industry default data obtained from its third-party investment advisors and assesses the impact of current market conditions.

    Based upon the results of the discounted cash flow analysis, it is determined whether or not the investment return upon debt expiration is at or above par. If the resulting return is below par, a credit related impairment charge is recorded through operations.

For the collateralized mortgage obligation portfolio, a detailed analysis is performed involving a review of delinquency data in relation to projected current credit enhancement and coverage levels based upon certain stress factors.  This analysis includes a review of third-party investment summary reports to assess the length of time in a loss position and changes in credit ratings. If the calculated principal loss exceeds the current credit enhancement, additional evaluation is required to determine what, if any impairment would be recorded. In order to determine the existence of OTTI, related data such as foreclosures, bankruptcy and real estate owned is analyzed to calculate a default percentage. Based upon completion of the stressed discounted cash flow analysis performed on three collateralized mortgage obligation investments, credit related OTTI charges on collateralized mortgage obligations totaling $130,000 and $813,000 were recorded for the three and nine months ended September 30, 2009, respectively. The OTTI charges were recorded as the full contractual principal due is not expected to be recovered upon maturity of the security. The credit related OTTI charge was recorded for the portion deemed uncollectible.

For the other debt securities in the Corporation’s portfolio, while several are in an unrealized loss position, the analysis supports the Corporation’s assumption that future cashflows will not be impacted and the full amount of contractual principal and interest payments will be realized upon maturity.

The following table provides additional information related to the Corporation’s trust preferred pools/collateralized debt obligations:

(Dollars in thousands)
As of September 30, 2009	Book Value	Fair Value	Unrealized (Loss) Gain	Deferral/Default as % of Collateral

Single Issuer:
A Rated	$10,392	$7,553	$(2,839)	n/a
Not Rated	420	520	100	n/a
Total Single Issuers	$10,812	$8,073	$(2,739)

Pooled:
B Rated	$9,720	$1,036	$(8,684)	27.0%
Noninvestment grade	23,040	995	(22,045)	21.5%
Total Pooled	$32,760	$2,031	$(30,729)

Total Preferred Securities	$43,572	$10,104	$(33,468)

The pooled trust preferred security portfolio as of September 30, 2009 includes all Class B tranches except for one security which is in a Class C tranche. The number of banks in each pooled trust preferred security issuance at September 30, 2009 ranges from nine to sixty-five.

Note 4 – Investment Securities - Continued

At September 30, 2009, the Corporation owned several trust preferred securities, all pooled, which had credit ratings below investment grade. The following table provides additional information related to those securities:

(Dollars in thousands)
As of September 30, 2009	Class	Book Value	Fair Value	Unrealized Loss	Lowest Credit Rating	Number of performing banks in issuance	Deferral/Default as % of original collateral	Excess (Negative) Subordination as % of remaining performing collateral

Pooled Securities:
MMC Funding XVIII	C-1	2,665	74	(2,591)	C	28	30.0%	(25.8	%) (1)
TPREF Funding III, Ltd.	B-2	4,976	150	(4,826)	Ca	25	21.7%	(20.0	%) (3)
TPREF Funding III, Ltd.	B-2	4,967	150	(4,817)	Ca	25	21.7%	(20.0	%) (3)
Regional Diversified Funding Ltd.	n/a	3,772	111	(3,661)	Ca	26	13.3%	(5.8	%) (3)
US Capital Funding IV	B-1	134	113	(21)	Ca		28.2%	(29.5	%) (2)
US Capital Funding II	B-1	937	30	(907)	Ca	50	9.0%	(2.4	%) (3)
TPREF Funding II, Ltd.	B	498	36	(462)	Cc	24	4.7%	(21.0	%) (4)
TPREF Funding III, Ltd.	B-2	156	30	(126)	Ca	25	21.7%	(19.9	%) (3)
PRETSL XI	B-3	4,935	301	(4,634)	Ca	23	17.8%	(17.0	%) (3)
Total		$23,040	$995	$(22,045)

(1)	Credit related impairment charge of $2.5 million recorded during the September 30, 2009 quarter.
(2)	Credit related impairment charge of $2.0 million recorded during the September 30, 2009 quarter.
(3)	Discounted cash flow analysis was performed and no other-than-temporary impairment was identified.
(4)	Projected future principal and interest payments exceeds balance of outstanding notes; therefore, no indication of other-than-temporary impairment exists.

In evaluating pooled trust preferred securities for other-than-temporary impairment, the Corporation initially evaluates the excess subordination as well as projected future defaults compared to the amount of future interest and principal shortfall that can occur before a potential impairment exists. In this initial evaluation, a maximum recovery rate of 10% is assumed for actual and projected deferrals/defaults. In addition, future defaults and deferrals of 15% are assumed on remaining performing collateral. These assumptions are management’s judgment based upon historical experience along with information provided by its third-party investment advisors.

None of the securities in the table above had excess subordination at September 30, 2009. In each of these cases, as footnoted in the table, either a discounted cash flow analysis was performed or sufficient coverage of projected future deferrals/defaults existed within the expected future principal and interest payments. In the case of two of these securities, as noted above, the discounted cash flow analysis resulted in a credit related impairment charge to operations.

Securities with a carrying value of $798.1 million and $1.0 billion at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public funds, customer trust funds, government deposits and repurchase agreements. At September 30, 2009, securities with a carrying value of $180.3 million were pledged as partial collateral for FHLB borrowings. See Note 6 – Federal Home Loan Bank Advances for additional information.

Accrued interest receivable on investment securities was $6.6 million and $8.5 million at September 30, 2009 and December 31, 2008, respectively.

Note 4 – Investment Securities - Continued

The amortized cost and estimated fair value of investment securities, at September 30, 2009, by contractual maturities are shown in the following table. Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less:
Obligations of states and political subdivisions	$—	$ —	$ 1,250	$ 1,257
Corporate bonds	—	—	250	253
Total due on one year or less	—	—	1,500	1,510

Due after one year through five years:
Obligations of U.S. government agencies and corporations	—	—	500	496
Obligations of states and political subdivisions	—	—	2,725	2,930
Corporate bonds	—	—	250	250
Total due after one year through five years	—	—	3,475	3,676

Due after five years through ten years:
Obligations of states and political subdivisions	10,442	10,478	82,749	85,059
Corporate bonds	—	—	2,738	1,627
Total due after five years through ten years	10,442	10,478	85,487	86,686

Due after ten years:
Obligations of states and political subdivisions	21,617	21,531	173,068	182,685
Trust preferred pools/collateralized debt obligations	—	—	43,572	10,104
Corporate bonds	—	—	22	15
Total due after ten years	21,617	21,531	216,662	192,804

Residential mortgage-backed securities	—	—	704,321	700,737
Equity securities	—	—	22,804	21,485
Totals	$32,059	$32,009	$1,034,249	$1,006,898

Proceeds from the sales of investment securities available for sale for the nine months ended September 30, 2009 and 2008 were $379.6 million and $115.3 million, respectively. The components of net realized gains on sales of investment securities were as follows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Gross realized gains	$9,848	$509
Gross realized losses	(1,568)	(284)
Net realized gain on sales of investment securities	$8,280	$225

    The Corporation also holds investments in the Federal Home Loan Bank of Pittsburgh (FHLB) stock totaling $31.3 million as of September 30, 2009 and December 31, 2008. The Corporation is required to maintain a minimum amount of FHLB stock as determined by its borrowing levels. As the FHLB stock is not a marketable instrument, it does not have a readily marketable determinable fair value and is not accounted for in a similar manner to other investment securities. FHLB stock is generally viewed as a long-term investment with its value based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation considers criteria in determining the ultimate recoverability of the par value such as 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, 2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, 3) the impact of regulatory changes on the FHLB and on its customer base, and 4) the liquidity position of the FHLB. The Corporation has considered the FHLB’s announcement on December 23, 2008 of the suspension of its dividend and capital stock repurchases in the assessment for impairment. Despite the significant decline in net assets of the FHLB and the corresponding decline in equity balances, the capital ratios for the FHLB remain above regulatory required levels. Liquidity levels of the FHLB appear appropriate and the future operating performance is expected to support the anticipated level of common stock redemptions. In addition, FHLB institutions are generally not required to redeem membership stock until five years after the membership is terminated.  Based upon review of the most recent financial statements of FHLB Pittsburgh, management believes it is unlikely that the stock would be redeemed in the future at a price below its par value and therefore management believes that no impairment is necessary related to the FHLB stock at September 30, 2009.

Note 5 – Goodwill and Other Intangibles

Goodwill and identifiable intangibles were $22.8 million and $20.6 million, respectively at September 30, 2009, and $240.7 million and $26.2 million, respectively at December 31, 2008. The goodwill and identifiable intangibles balances resulted from acquisitions. During the nine months ended September 30, 2009, the Corporation recorded purchase accounting adjustments related to the Willow Financial acquisition which reduced goodwill by $3.4 million and reduced the core deposit intangible by $2.2 million. For further information related to acquisitions, see Note 3 – Dispositions/Acquisition. Also, during the second quarter of 2009, the Corporation recorded a goodwill impairment charge of $214.5 million related to the Community Banking segment, resulting from the decrease in market value arising in the second quarter of 2009 caused by underlying capital and credit concerns which was valued through the Agreement and Plan of Merger dated July 26, 2009 between First Niagara and the Corporation in which the Corporation will be merged into First Niagara. This impairment was determined based upon the announced sale price of the Corporation to First Niagara for $5.50 per share. For further information related to the merger, see Note 2 – Agreement and Plan of Merger.

    The changes in the carrying amount of goodwill by business segment were as follows:

	Community Banking	Wealth Management	Total
	(Dollars in thousands)
Balance, January 1, 2009	$222,381	$18,320	$240,701
Purchase accounting adjustments for acquisitions	(1,882)	(1,533)	(3,415)
Goodwill impairment	(214,536)	—	(214,536)
Balance, September 30, 2009	$ 5,963	$16,787	$ 22,750

The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at September 30, 2009 and December 31, 2008 are presented below:

	September 30,		December 31,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$21,083	$5,358	$23,256	$2,692
Other identifiable intangibles	7,209	2,312	7,209	1,524
Total	$28,292	$7,670	$30,465	$4,216

Management performs a review of goodwill and other identifiable intangibles for potential impairment on an annual basis, or more often, if events or circumstances indicate there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Prior to the announcement of the merger agreement with First Niagara, the annual impairment analysis had been completed during the second quarter of 2009 and management was in the process of assessing potential triggering events that may have occurred subsequent to that annual measurement. The possible triggering events that were under evaluation included the continued decline of stock price accompanied by the communication of Individual Minimum Capital Ratio requirements from the Office of the Comptroller of the Currency. This analysis was superseded as the announced merger provided an actual fair value for the Corporation. No impairment was identified relating to the Corporation’s Wealth Management segment or other identifiable intangible assets as a part of this annual review.

The amortization of core deposit intangibles allocated to the Community Banking segment was $901,000 and $390,000 for the third quarter of 2009 and 2008, respectively, and $2.7 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $263,000 and $130,000 for the third quarter of 2009 and 2008, respectively, and $788,000 and $422,000 for the nine months ended September 30, 2009 and 2008, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $3.7 million, $3.3 million, $2.7 million, $2.3 million and $2.6 million for 2009, 2010, 2011, 2012 and 2103, respectively.

Mortgage servicing rights of $2.1 million and $1.6 million at September 30, 2009 and December 31, 2008, respectively are included on the Corporation’s balance sheet in other intangible assets and subsequently measured using the amortization method. The mortgage servicing rights had a fair value of $2.1 million and $1.6 million at September 30, 2009 and December 31, 2008, respectively. Servicing assets are amortized in proportion to and over the period of net servicing income and assessed for impairment based on fair value at each reporting period. As a result of these assessments, the Corporation recorded an impairment of $308,000 and $20,000 during the third quarter of 2009 and 2008, respectively related to the valuation of its mortgage servicing on its consolidated statements of operations and a reduction of intangibles expense of $788,000 and an impairment of $7,000 for the nine months ended September 30, 2009 and 2008, respectively. The Corporation recorded amortization of mortgage servicing rights in intangibles expense on its consolidated statements of operations of $198,000 and $138,000 for the third quarter of 2009 and 2008, respectively, and $647,000 and $383,000 for the nine months ended September 30, 2009 and 2008, respectively.

Note 6 – Federal Home Loan Bank Advances and Trust Preferred Subordinated Debentures

Federal Home Loan Bank Advances

FHLB advances totaled $471.9 million and $522.7 million at September 30, 2009 and December 31, 2008, respectively, all of which were long-term. Commencing in July 2009, the FHLB required the Corporation’s outstanding borrowings with the FHLB be fully collateralized. Any future borrowings with the FHLB are also required to be fully collateralized. At September 30, 2009, investment securities consisting of agency mortgage-backed securities and private label collateralized mortgage obligations with a carrying value of $180.3 million and real estate loans with a carrying value of $745.3 million were pledged as collateral for FHLB borrowings. The securities and loan collateral are subject to varying market and collateral value haircuts determined by the FHLB based on the asset. At December 31, 2008, the FHLB advances were collateralized by unpledged levels of securities and loans.

Trust Preferred Subordinated Debentures

As of September 30, 2009, the Corporation has six statutory trust affiliates (collectively, the Trusts). These trusts were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to the Corporation for general corporate purposes. The Trusts hold, as their sole assets, subordinated debentures of the Corporation totaling $105.5 million at September 30, 2009 and December 31, 2008. The trust preferred securities represent undivided beneficial interests in the assets of the Trusts. The financial statement carrying value of the trust preferred subordinated debentures, net of a purchase accounting fair value adjustment of approximately $15.0 million from the acquisition of Willow Financial, is $93.8 million at September 30, 2009 and $93.7 million at December 31, 2008.  The Corporation owns all of the trust preferred securities of the Trusts and has accordingly recorded $3.3 million in other assets on the consolidated balance sheets at September 30, 2009 and December 31, 2008 representing its investment in the common securities of the Trusts. As the shareholders of the trust preferred securities are the primary beneficiaries, the Trusts qualify as variable interest entities and are not consolidated in the Corporation’s financial statements.

The trust preferred securities require quarterly distributions to the holders of the trust preferred securities at a rate per annum equal to the interest rate on the debentures held by that trust. The Corporation has the right to defer payment of interest on the debentures, at any time or from time to time for a period not exceeding five years, provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the trust securities will also be deferred, and the Corporation shall not pay dividends or distributions on, or redeem, purchase or acquire any shares of its capital stock. The Corporation has formally elected to defer quarterly interest payments on five of its six series of outstanding subordinated debentures until further notice as of the time of the issuance of this report, beginning with the interest payments that were due on September 15, 2009. This action was taken to conserve capital and in accordance with a directive from the Federal Reserve Bank of Philadelphia (Reserve Bank) to the Corporation, precluding the Corporation from making any interest payments on the subordinated debt associated with trust preferred securities without the prior written approval of the Reserve Bank. Interest continues to be accrued although the interest payments are being deferred. The Corporation intends to resume interest payments prior to the acquisition of the Corporation by First Niagara which is anticipated to close in the first quarter of 2010. As of September 30, 2009, interest payments on East Penn Statutory Trust I and Willow Grove Statutory Trust I totaling $206,000 were due and deferred. Accrued interest payable on subordinated debentures amounted to $857,000 and $1.8 million at September 30, 2009 and December 31, 2008, respectively.

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

Note 6 – Federal Home Loan Bank Advances and Trust Preferred Subordinated Debentures – Continued

The following table is a summary of the subordinated debentures as of September 30, 2009 as originated by the Corporation and assumed from the acquisitions of Willow Financial and East Penn Financial:

Trust Preferred Subordinated Debentures	Principal Amount of Subordinated Debentures	Principal Amount of Trust Preferred Securities
	(Dollars in thousands)
Issued to Harleysville Statutory Trust I in February 2001, matures in February 2031, interest rate of 10.20% per annum	$5,155	$5,000

Issued to HNC Statutory Trust II in March 2004, matures in April 2034, interest rate of three-month London Interbank Offered Rate (LIBOR) plus 2.70% per annum	20,619	20,000

Issued to HNC Statutory Trust III in September 2005, matures in November 2035, bearing interest at 5.67% per annum through November 2010 and thereafter three-month LIBOR plus 1.40% per annum	25,774	25,000

Issued to HNC Statutory Trust IV in August 2007, matures in October 2037, bearing interest at 6.35% per annum through October 2012 and thereafter three-month LIBOR plus 1.28% per annum	23,196	22,500

Issued to East Penn Statutory Trust I in July 2003, matures in September 2033, interest rate of three-month LIBOR plus 3.10% per annum	8,248	8,000

Issued to Willow Grove Statutory Trust I in March 2006, matures in June 2036, interest rate of three-month LIBOR plus 1.31% per annum	25,774	25,000
Total	$108,766	$105,500

Note 7 - Pension Plans

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

The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Corporation previously matched 50% of pre-tax employee contributions up to a maximum of 3% and additionally all eligible employees previously received a company funded basic contribution to the 401(k) plan equal to 2% of eligible earnings. On March 12, 2009, the Corporation’s Board of Directors approved an amendment to the 401(k) plan providing for the suspension of the Corporation’s basic and matching contributions effective for the April 17, 2009 employee bi-weekly pay period until further notice by the Board of Directors. The Corporation expects suspension of employer contributions will result in retirement-related expense savings of approximately $1.8 million during 2009. Contribution charged to earnings for the three months ended September 30, 2009 and 2008, were $0 and $396,000, respectively, and for the nine months ended September 30, 2009 and 2008 were $685,000 and $1.3 million, respectively.

Willow Financial Bank Employee Stock Ownership Plan

In connection with the acquisition of Willow Financial on December 5, 2008, the Corporation assumed the Willow Financial Bank 401(k)/ Employee Stock Ownership Plan (ESOP). As of December 5, 2008, the 401(k)/ESOP was frozen with termination and final distributions pending approval by the appropriate regulatory authorities. No additional contributions to the plan will be accepted, but loan repayments by participants are permitted. At December 5, 2008, the ESOP portion of the plan had two outstanding loans with a total principal balance of $4.2 million due to Willow Financial Bancorp, Inc. The shares originally purchased with the loan funds were held in a suspense account for allocation among the participants as the loans are repaid. Shares released from the loan collateral were in an amount proportional to repayment of the original ESOP loans. At September 30, 2009, there were 324,113 unallocated ESOP shares remaining to be utilized to pay down the remaining loan principal balance. Upon repayment of the loans, any remaining shares will be allocated to the participants.

Note 8 – Authorized Shares of Common Stock and Dividend Reinvestment and Stock Purchase Plan

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

Note 9 – Stock-Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At September 30, 2009, 2,577,252 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The options granted during 2008 have a term of seven years and vest over three years. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at September 30, 2009, the Corporation had 556,506 assumed stock options from the Willow Financial acquisition completed in 2008. The options have a term of ten years and are exercisable at prices ranging from $5.19 to $22.34. Also, at September 30, 2009, the Corporation had 25,480 assumed stock options from the East Penn Financial acquisition completed in 2007. The options have a term of ten years and are exercisable at prices ranging from $5.94 to $13.07.

The Corporation recognizes compensation expense for stock options over the requisite service period based on the grant-date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates. For the nine months ended September 30, 2009 and 2008, there were no options granted.

For grants subject to a service condition, the Corporation utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option.

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

Stock-based compensation expense is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was $76,000 and $40,000 for the three months ended September 30, 2009 and 2008, respectively, and $231,000 and $125,000, for the nine months ended September 30, 2009 and 2008, respectively.

Note 9 – Stock-Based Compensation – Continued

A summary of option activity under the Corporation’s stock option plans as of September 30, 2009, and changes during the nine months ended September 30, 2009 is presented in the following table. The number of shares and weighted-average share information have been adjusted to reflect stock dividends.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	1,648,723	$15.28
Granted	—	—
Exercised	(95,513)	7.79
Forfeited (unvested)	(3,903)	17.80
Cancelled (vested)	(124,654)	15.62

Outstanding at September 30, 2009	1,424,653	$15.75	3.64	$3

Exercisable at September 30, 2009	1,168,192	$15.97	3.04	$3

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 were $134,000 and $490,000, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of September 30, 2009 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	263,664	$3.74

Granted	—	—

Vested	(3,300)	5.67

Forfeited	(3,903)	4.70

Nonvested at September 30, 2009	256,461	$3.70

As of September 30, 2009, there was a total of $610,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the nine months ended September 30, 2009 and 2008 was $19,000 and $34,000, respectively. The tax benefit realized for the tax deductions from option exercises totaled $47,000 and $172,000 for the nine months ended September 30, 2009 and 2008, respectively.

Note 10 – (Loss) Earnings Per Share

Basic (loss) earnings per share excludes dilution and are computed by dividing (loss) income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The calculations of basic and diluted (loss) earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Basic (loss) earnings per share
Net (loss) income available to common shareholders	$(4,369)	$6,639	$(222,277)	$21,270
Weighted average common shares outstanding	43,102,844	31,385,257	43,058,489	31,363,779
Basic (loss) earnings per share	$(0.10)	$0.21	$(5.16)	$0.68

Diluted (loss) earnings per share
Net (loss) income available to common shareholders and assumed conversions	$(4,369)	$6,639	$(222,277)	$21,270
Weighted average common shares outstanding	43,102,844	31,385,257	43,058,489	31,363,779
Dilutive potential common shares (1), (2)	—	165,769	—	168,163
Total diluted weighted average common shares outstanding	43,102,844	31,551,026	43,058,489	31,531,942
Diluted (loss) earnings per share	$(0.10)	$0.21	$(5.16)	$0.67

(1)	Includes incremental shares from assumed conversions of stock options.
(2)
Antidilutive options have been excluded in the computation of diluted (loss) earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For the three and nine months ended September 30, 2009, there were 1,406,026 and 1,400,980 antidilutive options at an average price of $15.89 and $15.92, respectively. For the three and nine months ended September 30, 2008, there were 524,120 antidilutive options at an average price of $21.15, respectively.

Note 11 – Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The components of other comprehensive income (loss) are as follows:

Other Comprehensive Income (Loss)

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Nine months ended September 30, 2009	Amount	(Expense)	amount
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$19,042	$(6,665)	$12,377
Less reclassification adjustment for net gains realized in net income	8,280	(2,898)	5,382
Less reclassification adjustment for other-than-temporary impairment of available for sale securities recognized in net loss	(6,524)	2,283	(4,241)
Net unrealized gains	17,286	(6,050)	11,236
Change in fair value of derivatives used for cash flow hedges	3	—	3
Other comprehensive income, net	$17,289	$(6,050)	$11,239

(Dollars in thousands)	Before tax	Tax Benefit	Net of tax
Nine months ended September 30, 2008	Amount	(Expense)	amount
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(49,008)	$17,153	$(31,855)
Less reclassification adjustment for net gains realized in net income	225	(79)	146
Net unrealized losses	(49,233)	17,232	(32,001)
Change in fair value of derivatives used for cash flow hedges	151	(53)	98
Other comprehensive loss, net	$(49,082)	$17,179	$(31,903)

Note 11 – Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss – Continued

The components of other accumulated other comprehensive loss, net of tax, which is a component of shareholders’ equity were as follows:
`(Dollars in thousands)	Net Unrealized Losses on Available For Sale Securities	Net Change in Fair Value of Derivatives Used for Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance, January 1, 2008	$(2,452)	$(114)	$(2,566)
Net Change	(32,001)	98	(31,903)
Balance, September 30, 2008	$(34,453)	$(16)	$(34,469)

Balance, January 1, 2009	$(29,014)	$(3)	$(29,017)
Net Change	11,236	3	11,239
Balance, September 30, 2009	$(17,778)	$—	$(17,778)

Note 12 – Segment Information

The Corporation operates two main lines of business along with several other operating segments. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Corporation’s chief operating decision-maker is the President and Chief Executive Officer. The Corporation has determined it has two reportable business segments: Community Banking and Wealth Management.

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

Note 12 – Segment Information – Continued

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Three Months Ended September 30, 2009

Net interest income (expense)	$32,644	$47	$(1,253)	$31,438
Provision for loan losses	14,750	-	-	14,750
Noninterest income	7,471	4,657	147	12,275
Noninterest expense	35,124	4,874	223	40,221
(Loss) income before income taxes	(9,899)	(30)	(1,329)	(11,258)
Income tax (benefit) expense	(5,178)	42	(1,753)	(6,889)
Net (loss) income	$(4,721)	$(72)	$424	$(4,369)

Three Months Ended September 30, 2008

Net interest income (expense)	$26,860	$239	$(1,237)	$25,297
Provision for loan losses	2,580	-	-	2,580
Noninterest income	6,373	3,863	209	10,445
Noninterest expense	20,773	4,203	177	25,153
Income (loss) before income taxes	9,385	(171)	(1,205)	8,009
Income taxes (benefit)	1,840	(49)	(421)	1,370
Net income (loss)	$7,545	$(122)	$(784)	$6,639

(Dollars in thousands)	Community Banking	Wealth Management	All Other	Consolidated Totals
Nine Months Ended September 30, 2009

Net interest income (expense)	$103,860	$239	$(3,904)	$100,195
Provision for loan losses	53,871	-	-	53,871
Noninterest income	35,992	14,057	96	50,145
Noninterest expense (1)	316,386	14,539	667	331,592
(Loss) income before income taxes	(230,545)	(103)	(4,475)	(235,123)
Income tax (benefit) expense	(10,080)	34	(2,800)	(12,846)
Net (loss) income	$(220,465)	$(137)	$(1,675)	$(222,277)

Assets	$5,119,861	$35,040	$8,458	$5,163,359

Nine Months Ended September 30, 2008

Net interest income (expense)	$78,150	$318	$(3,775)	$74,693
Provision for loan losses	7,647	-	-	7,647
Noninterest income	19,578	12,796	499	32,873
Noninterest expense	60,463	12,133	733	73,329
Income (loss) before income taxes	29,618	981	(4,009)	26,590
Income taxes (benefit)	6,237	385	(1,302)	5,320
Net income (loss)	$23,381	$596	$(2,707)	$21,270

Assets	$3,910,320	$24,959	$14,451	$3,949,730

(1)  Includes a $214.5 million goodwill impairment charge related to the Community Banking segment recognized during the second quarter of 2009. See Note 5 – Goodwill and Other Intangibles for additional information.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. Consolidating adjustments reflecting certain eliminations of inter-segment revenues, cash and investment in subsidiaries are included in the “All Other” segment.

Note 13 – Financial Instruments with Off-Balance Sheet Risk

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

The Bank records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Bank has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Bank may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Bank elects not to apply hedge accounting.

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

The approximate contract amounts are as follows:

	Total Amount Committed at
Commitments	September 30, 2009	December 31, 2008
(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$732,030	$995,125
Standby letters of credit and financial guarantees written	45,596	34,806
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	209,576	124,214
Interest rate cap agreements	—	200,000

Note 13 – Financial Instruments with Off-Balance Sheet Risk – Continued

The table below presents the fair value of the Bank’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2009 and December 31, 2008:

	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	As of September 30, 2009		As of December 31, 2008		As of September 30, 2009		As of December 31, 2008

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments

Interest Rate Products	Other Assets	$—	Other Assets	$—	Other Liabilities	$239	Other Liabilities	$347

Total derivatives designated as hedging instruments		$—		$—		$239		$347

Derivatives not designated as hedging instruments

Interest Rate Products	Other Assets	$3,983	Other Assets	$4,523	Other Liabilities	$4,238	Other Liabilities	$5,294

Total derivatives not designated as hedging instruments		$3,983		$4,523		$4,238		$5,294

The Bank is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates. The Bank uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2009, the Bank had a fair value hedge in the form of an interest rate swap with a current notional amount of $1.8 million which matures in 2017. In addition, four fair value hedges with current notional amounts totaling $7.1 million were acquired from Willow Financial with maturity dates ranging from 2013 to 2016. These swaps do not qualify for hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statements of operations. As such, based on the increase in the market value of these interest rate swaps, the Corporation recognized a loss of $75,000 and a gain of $223,000 in other income in the consolidated statements of operations for the three and nine months ended September 2009, respectively.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Bank includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Derivatives not designated as hedges are not speculative and result from a service the Bank provides to certain customers.  The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2009, the Bank had 48 interest rate swaps with an aggregate current notional amount of $200.7 million related to this program with maturity dates ranging from 2010 to 2018.

Note 13 – Financial Instruments with Off-Balance Sheet Risk – Continued

The tables below present the effect of the Bank’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008:

Derivatives in Fair Value Hedging Relationships	Classification of Gain/(Loss) Recognized on Derivative	Gain/(Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
		2009	2008	2009	2008

Interest Rate Products	Interest income	$(24)	$(16)	$(75)	$(59)

Total		$(24)	$(16)	$(75)	$(59)

Derivatives Not Designated as Hedging Instruments	Classification of Gain/(Loss) Recognized on Derivative	Gain/(Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
		2009	2008	2009	2008

Interest Rate Products	Interest income	$(47)	$—	$(197)	$—
	Other income	(208)	(6)	516	139

Total		$(255)	$(6)	$319	$139

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

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.8 million. As of September 30, 2009, the Bank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4.0 million against its obligations under these agreements.

Note 13 – Financial Instruments with Off-Balance Sheet Risk – Continued

The Bank also had commitments with customers to extend mortgage loans at a specified rate at September 30, 2009 and 2008 of $52.6 million and $4.0 million, respectively, and commitments to sell mortgage loans at a specified rate at September 30, 2009 and 2008 of $92.9 million and $1.6 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At September 30, 2009, the Corporation had commitments with a positive fair value of $228,000 and negative fair value of $369,000, the net amount which was recorded as a reduction of other income on the consolidated statements of operations. At September 30, 2008, the Corporation had commitments with a positive fair value of $38,000 and a negative fair value of $4,000, the net amount which was recorded in other income on the consolidated statements of operations.

Note 14 – Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Corporation determines the fair value of its financial instruments based on the fair value hierarchy. The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs are used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

Securities Available for Sale

Securities classified as available for sale are reported using Level 1, Level 2 and Level 3 inputs. Level 1 instruments generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level 3 instruments include certain collateralized debt obligations and collateralized mortgage obligations that were valued using a discounted cash flow model prepared by third party investment valuation specialists. All collateralized debt obligations were transferred into Level 3 during 2009 due to lack of observable inputs in the marketplace. See Note 4 – Investment Securities for additional information.

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

Note 14 – Fair Value Measurements – Continued

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance September 30, 2009

Assets
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$—	$496	$—	$496
Obligations of states and political subdivisions	—	271,931	—	271,931
Residential mortgage-backed securities	—	688,023	12,714	700,737
Trust preferred pools/collateralized debt obligations	—	—	10,104	10,104
Corporate bonds	—	2,130	15	2,145
Equity securities	21,485	—	—	21,485
Total investment securities available for sale	21,485	962,580	22,833	1,006,898

Residential mortgage loans held for sale	—	41,672	—	41,672
Derivatives	—	4,211	—	4,211
Total assets	$21,485	$1,008,463	$22,833	$1,052,781
Liabilities
Derivatives	$—	$4,846	$—	$4,846
Total liabilities	$—	$4,846	$—	$4,846

Note 14 – Fair Value Measurements – Continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The table below presents a reconciliation of assets measured at fair value on a recurring basis for which the Corporate has utilized significant unobservable inputs (Level 3).

(Dollars in thousands)	Residential mortgage-backed securities	Trust preferred pools/ collateralized debt obligations	Corporate bonds	Total Investment Securities Available for Sale

Balance, January 1, 2009	$—	$3,149	$—	$3,149
Transfers into Level 3	18,390	16,263	58	34,711
Total losses realized:
Included in earnings(1)	(813)	(5,474)	(36)	(6,323)
Included in other comprehensive income	(3,765)	(2,592)	(7)	(6,364)
Sales	—	(1,242)	—	(1,242)
Payments	(1,098)	—	—	(1,098)
Balance, September 30, 2009	$12,714	$10,104	15	$22,833

Total losses included in earnings from January 1, 2009 to September 30, 2009 relating to assets still held at September 30, 2009	$(813)	$(5,474)	(36)	$(6,323)

Change in unrealized losses relating to assets still held at September 30, 2009	(3,765)	(2,592)	(7)	(6,364)

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

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Individually impaired loans are measured based on the fair value of the collateral for collateral dependent loans. The value of the collateral is determined based on an appraisal by qualified licensed appraisers hired by the Corporation or other observable market data which is readily available in the marketplace. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. At September 30, 2009, impaired loans had a carrying amount of $157.4 million with a valuation allowance of $25.7 million. Impaired loans with a carrying amount of $154.0 million were evaluated during the nine months of 2009 using the practical expedient fair value measurement which resulted in an additional valuation allowance of $25.1 million as compared to December 31, 2008.

Goodwill and Other Identifiable Intangibles

The Corporation employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. In 2009, management performed its annual review of goodwill and other identifiable intangibles. Management performed its review by reporting unit and identified goodwill impairment for the Community Banking segment of $214.5 million. This impairment resulted from the decrease in market value caused by underlying capital and credit concerns and was determined based upon the announced sale price of the Corporation to First Niagara for $5.50 per share. No impairment was identified relating to the Corporation’s Wealth Management segment or to other identifiable intangible assets as a part of this annual review.

Note 14 – Fair Value Measurements – Continued

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

The Corporation’s portfolio consists primarily of fixed rate loans with a remittance type of schedule/actual and a weighted average servicing fee of .25%. The market value calculation was based on long term prepayment assumptions obtained from Bloomberg for similar pools based on original term, remaining term, and coupon. Where prepayment assumptions for loan pools could not be obtained, projections based on current prepayments, secondary loan market, and input from servicing buyers were used. The Corporation has determined that the inputs used to value its mortgage servicing rights fall within Level 2 of the fair value hierarchy. At September 30, 2009, the Corporation’s mortgage servicing rights had a carrying amount of $2.1 million. Mortgage servicing rights are recorded at lower of cost or market.

Certain assets measured at fair value on a non-recurring basis are presented below:

	Fair Value Measurement Using
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance September 30, 2009

Assets
Impaired loans	$—	$125,732	$—	$125,732
Goodwill	—	—	22,750	22,750
Total assets	$—	$125,732	$22,750	$148,482

Disclosures about Fair Value of Financial Instruments

The Corporation discloses on an interim basis, the estimated fair value of its assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Corporation had to use significant estimates and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at September 30, 2009 and December 31, 2008 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the fair value measurements section above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

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

Note 14 – Fair Value Measurements – Continued

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

The carrying and fair values of certain financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Cash and cash equivalents	$593,259	$593,259	$102,526	$102,526
Investment securities available for sale	1,006,898	1,006,898	1,141,948	1,141,948
Investment securities held to maturity	32,059	32,009	50,434	50,059
Residential mortgage loans held for sale	41,672	41,672	17,165	17,165
Loans and leases, net	3,131,147	3,057,316	3,618,124	3,591,202
Bank-owned life insurance	89,420	89,420	87,081	87,081
Time deposits	1,611,837	1,624,903	1,588,921	1,613,684
Long-term borrowings	691,130	729,522	759,658	809,618
Subordinated debt	93,806	40,973	93,743	50,474

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

Goodwill and Other Intangible Asset Impairment: Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. In 2009, management performed its annual review of goodwill and other identifiable intangibles. Management performed its review by reporting unit and identified goodwill impairment for the Community Banking segment of $214.5 million. This impairment resulted from the decrease in market value caused by underlying capital and credit concerns and was determined based upon the announced sale price of the Corporation to First Niagara for $5.50 per share. As the Corporation’s annual analysis is performed using March 31 balances, the subsequent stock price decline and a June 2009 communication of Individual Minimum Capital Ratio requirements from the Office of the Comptroller of the Currency resulted in a subsequent impairment evaluation. This analysis was superseded as the announced merger provided an actual fair value for the Corporation. No impairment was identified relating to the Corporation’s Wealth Management segment or other identifiable intangible assets as a part of this annual review.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock-based Compensation: The Corporation recognizes compensation expense for stock options over the requisite service period based on the grant-date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates. For grants subject to a service condition, the Corporation utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. For grants subject to a market condition, the Corporation utilizes a Monte Carlo simulation to estimate the fair value and determine the derived service period. Compensation is recognized over the derived service period with any unrecognized compensation cost immediately recognized when the market condition is met. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.

Fair Value Measurement of Investment Securities Available for Sale: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings, collateral adequacy, and the existence of deferrals or defaults. Adverse changes to any of these factors would affect the estimated cash flows of the underlying collateral or issuer. Effective for the three months ended June 30, 2009, for securities deemed to be other than temporarily impaired, the Corporation uses cash flow modeling to determine the credit related portion of the loss. This credit portion is recognized through earnings while the remaining impairment amount is recognized through other comprehensive income. The Corporation recognized other-than-temporary impairment charges of $4.7 million during the third quarter of 2009 mainly as a result of deterioration in two collateralized debt obligation investments in pooled trust preferred securities. The unrealized losses associated with the securities portfolio, that management has the ability and intent to hold, are not considered to be other-than temporary as of September 30, 2009 because the unrealized losses are primarily related to changes in interest rates and current market conditions, however, we do not see any negative effect on the expected cash flows of the underlying collateral or issuer. The unrealized losses are affecting all portfolio sectors with collateralized mortgage obligation securities and pooled trust preferred securities having the largest reductions.

Deferred Taxes: The Corporation recognizes deferred tax assets and liabilities for the future effects of temporary differences, net operating loss carryforwards, and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are likely. If management determines that the Corporation may not be able to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value. The Corporation evaluated its deferred tax asset balance at September 30, 2009 for realizability. Management’s process included the analysis of prior carryback years and the evaluation of future income projections.  Based upon this analysis, Management believes that the deferred tax asset balance at September 30, 2009 is fully realizable.

The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Financial Overview

The Corporation reported a net loss of $4.4 million, or $0.10 per diluted share for the third quarter of 2009. This compares to net income of $6.6 million, or $0.21 per diluted share for the third quarter of 2008. For the nine months ended September 30, 2009, the net loss was $222.3 million or $5.16 per diluted share, which included a $214.5 million goodwill impairment charge. This compares to net income of $21.3 million or $0.68 per diluted share during the comparable period in 2008.

The third quarter results included a $14.8 million provision for credit losses; a $4.7 million non-cash other-than–temporary impairment (OTTI) charge on investment securities; as well as professional fees of $2.4 million associated with recent corporate finance activities, including the pending merger with First Niagara Financial Group, Inc. (First Niagara). During the third quarter of 2009, the provision for loan losses was $14.8 million, compared to $2.6 million in the third quarter of 2008. For the nine months ended September 30, 2009, the provision for loan losses was $53.9 million compared to $7.6 million for the same period in 2008. The increase in the provision for loan losses reflects an increase in nonperforming assets to $153.7 million at September 30, 2009, up from $78.5 million at December 31, 2008 and $38.8 million at September 30, 2008. Subsequent to September 30, 2009, the Corporation benefited from the full payoff of two unrelated borrowers’ nonperforming loans totaling $18.4 million. Total Capital to Risk-Weighted Assets improved to 9.51% at September 30, 2009 from 8.88% at December 31, 2008.

The year-to-date 2009 loss was driven by a non-cash goodwill impairment charge of $214.5 million, resulting from the decrease in market value caused by underlying capital and credit concerns which was valued through the Agreement and Plan of Merger dated July 26, 2009 between First Niagara and the Corporation in which the Corporation will be merged into First Niagara. The impairment effectively constituted the difference between the sale price of the Corporation to First Niagara for $5.50 per share, which established the fair value of the Corporation, compared to the Corporation’s book value per share of $10.75 prior to the impairment charge with further evaluation through the Corporation’s step two goodwill analysis.

The 2009 year-to-date financial results include the impact on operations from the acquisition of Willow Financial Bancorp (Willow Financial) effective December 5, 2008 and the related issuance of 11,515,366 shares of the Corporation’s common stock. The following is an overview of the key financial highlights:

Total assets were $5.2 billion at September 30, 2009, an increase of $1.2 billion or 30.7% from $3.9 billion at September 30, 2008. Loans were $3.3 billion, an increase of $711.1 million or 28.0% from $2.5 billion at September 30, 2008. Deposits were $4.0 billion, up $923.6 million or 30.6% from $3.0 billion at September 30, 2008. On the acquisition date, Willow Financial had approximately $1.6 billion in assets, $1.1 billion in loans and $946.7 million in deposits. Total assets at September 30, 2009 decreased $327.2 million, or 6.0%, as compared to total assets reported at the year ended December 31, 2008. Gross loans decreased by $459.7 million due to lower loan levels in all categories resulting mainly from increased refinancing activity and reduced origination volume as well as sales of first mortgage residential loans totaling $106.4 million and indirect consumer installment loans totaling $36.2 million for a net loss of $209,000.

The annualized return on average shareholders’ equity was -6.73% for the third quarter of 2009 as compared to 8.20% for the same period in 2008. The annualized return on average assets was -0.34% during the third quarter of 2009 in comparison to 0.68% for the third quarter of 2008. The decrease in these ratios was primarily due to the higher level of loan loss provision as well as OTTI charges on investment securities recognized during the third quarter of 2009.

Net interest income on a tax equivalent basis in the third quarter of 2009 increased $6.3 million or 23.3% from the same period in 2008 mainly as a result of the Willow Financial acquisition. Third quarter 2009 net interest margin was 2.75% compared to 3.02% for the same period in 2008.

Nonperforming assets were $153.7 million at September 30, 2009. Nonperforming assets as a percentage of total assets were 2.98% at September 30, 2009, compared to 1.43% at December 31, 2008 and 0.98% at September 30, 2008. Net charge-offs for the third quarter of 2009 were $7.8 million, compared to $2.1 million in the same period of 2008. The allowance for credit losses increased to $77.3 million at September 30, 2009, compared to $50.0 million at December 31, 2008, and $31.7 million at September 30, 2008.

Pending Merger with First Niagara Financial Group, Inc.

On July 27, 2009, the Corporation and First Niagara Financial Group, Inc., the holding company for First Niagara Bank, announced that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated July 26, 2009, which sets forth the terms and conditions pursuant to which the Corporation will merge with and into First Niagara in a transaction valued at approximately $237 million. Under the terms of the Merger Agreement, stockholders of the Corporation will receive 0.474 shares of First Niagara stock for each share of common stock they own, representing a premium of about 37.5% based on the Corporation’s closing price on July 24, 2009 of $4.00 per share. The exchange ratio is based on First Niagara’s five-day average closing stock price of $11.60 on July 22, 2009. The exchange ratio is subject to downward adjustment if loan delinquencies of Harleysville National Bank and Trust Company exceed specified amounts. During the second quarter of 2009, the Corporation recorded a goodwill impairment charge of $214.5 million, resulting from the decrease in market value caused by underlying capital and credit concerns which was valued through the Merger Agreement. The impairment effectively constituted the difference between the sale price of the Corporation to First Niagara for $5.50 per share, which established the fair value of the Corporation, compared to the Corporation’s book value per share of $10.75 prior to the impairment charge with further evaluation through the Corporation’s step two goodwill analysis. See Note 5 – Goodwill and Other intangibles for further information.

The Boards of Directors of the Corporation and First Niagara have approved the Merger Agreement, but the transaction remains subject to regulatory approval and other customary closing conditions, as well as the approval of the Corporation’s shareholders at a special meeting. The merger is intended to qualify as reorganization for federal income tax purposes, such that shares of the Corporation exchanged for shares of First Niagara will be issued to the Corporation’s shareholders on a tax-free basis. It is expected that the transaction will be completed in the first quarter of 2010.

The Merger Agreement provides for a downward adjustment to the merger consideration to be received by the Corporation’s shareholders if the amount of the Bank’s delinquent loans equals or exceeds $237.5 million as of any month end prior to the closing date of the merger. For purposes of this calculation, “delinquent loans” is defined as the sum of non-performing assets, loans 30 to 89 days delinquent, and cumulative charge-offs subsequent to the signing of the agreement. By this definition, at September 30, 2009, delinquent loans were $193.3 million.

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

The rate volume variance analysis in the following table, which is computed on a tax-equivalent basis (tax rate of 35%), analyzes changes in net interest income for the three and nine months ended September 30, 2009 compared to September 30, 2008 by their volume and rate components. The change attributable to both volume and rate has been allocated proportionately.

Table 1—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	Three Months Ended September 30, 2009 compared to September 30, 2008			Nine Months Ended September 30, 2009 compared to September 30, 2008

	Total	Due to change in:		Total	Due to change in:
(Dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate

Increase (decrease) in interest income:
Investment securities *	$(529)	$1,232	$(1,761)	$3,880	$5,694	$(1,814)
Federal funds sold and deposits in banks	49	389	(340)	(398)	1,228	(1,626)
Loans *	5,729	10,891	(5,162)	24,437	41,322	(16,885)
Total	5,249	12,512	(7,263)	27,919	48,244	(20,325)

Increase (decrease) in interest expense:
Savings and money market deposits	(1,408)	1,762	(3,170)	(3,658)	5,958	(9,616)
Time deposits	(787)	3,036	(3,823)	404	11,997	(11,593)
Borrowed funds	1,117	2,498	(1,381)	4,729	9,485	(4,756)
Total	(1,078)	7,296	(8,374)	1,475	27,440	(25,965)

Net increase in net interest income	$6,327	$5,216	$1,111	$26,444	$20,804	$5,640
*Tax equivalent basis using a tax rate of 35%, net

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis, net of deductions (tax rate of 35%).

(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

The following table presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields.

Table 2—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

(Dollars in thousands)	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$798,874	$8,761	4.36%	$701,626	$9,518	5.40%
Nontaxable investments (1)	296,737	4,782	6.41	301,275	4,554	6.01
Total investment securities	1,095,611	13,543	4.92	1,002,901	14,072	5.58
Federal funds sold, securities purchased under agreements to resell and deposits in banks	417,429	281	0.27	55,519	232	1.66
Loans (1) (2)	3,332,059	43,270	5.17	2,522,034	37,541	5.91
Total earning assets	4,845,099	57,094	4.69	3,580,454	51,845	5.76
Noninterest-earning assets	307,925			319,139
Total assets	$5,153,024			$3,899,593

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,870,632	4,372	0.93	$1,350,412	5,780	1.70
Time	1,556,241	12,189	3.12	1,225,220	12,976	4.21
Total interest-bearing deposits	3,426,873	16,561	1.92	2,575,632	18,756	2.90
Borrowed funds	871,649	7,006	3.20	582,832	5,889	4.02
Total interest bearing liabilities	4,298,522	23,567	2.18	3,158,464	24,645	3.10
Noninterest-bearing liabilities:
Demand deposits	511,802			348,183
Other liabilities	85,265			70,869
Total noninterest-bearing liabilities	597,067			419,052
Total liabilities	4,895,589			3,577,516
Shareholders' equity	257,435			322,077
Total liabilities and shareholders' equity	$5,153,024			$3,899,593
Net interest spread			2.51			2.66
Effect of noninterest-bearing sources			0.24			0.36
Net interest income/margin on earning assets		$33,527	2.75%		$27,200	3.02%

Less tax equivalent adjustment		2,089			1,903
Net interest income		$31,438			$25,297

(Dollars in thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008

	Average		Average	Average		Average
Assets	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Investment securities:
Taxable investments	$858,107	$31,000	4.83%	$731,870	$28,894	5.27%
Nontaxable investments (1)	309,551	15,064	6.51	293,371	13,290	6.05
Total investment securities	1,167,658	46,064	5.27	1,025,241	42,184	5.50
Federal funds sold, securities purchased under agreements to resell and deposits in banks	320,436	647	0.27	56,825	1,045	2.46
Loans (1) (2)	3,502,250	138,450	5.29	2,492,498	114,013	6.11
Total earning assets	4,990,344	185,161	4.96	3,574,564	157,242	5.88
Noninterest-earning assets	454,289			307,982
Total assets	$5,444,633			$3,882,546

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,919,507	15,878	1.11	$1,387,554	19,536	1.88
Time	1,628,284	40,818	3.35	1,208,467	40,414	4.47
Total interest-bearing deposits	3,547,791	56,696	2.14	2,596,021	59,950	3.08
Borrowed funds	914,339	21,797	3.19	545,701	17,068	4.18
Total interest bearing liabilities	4,462,130	78,493	2.35	3,141,722	77,018	3.27
Noninterest-bearing liabilities:
Demand deposits	492,687			337,739
Other liabilities	85,213			69,531
Total noninterest-bearing liabilities	577,900			407,270
Total liabilities	5,040,030			3,548,992
Shareholders' equity	404,603			333,554
Total liabilities and shareholders' equity	$5,444,633			$3,882,546
Net interest spread			2.61			2.61
Effect of noninterest-bearing sources			0.25			0.39
Net interest income/margin on earning assets		$106,668	2.86%		$80,224	3.00%

Less tax equivalent adjustment		6,473			5,531
Net interest income		$100,195			$74,693

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis, net of deductions (tax rate of 35%).

(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

The dramatic decline in the credit and liquidity markets and overall economic conditions taking place in the fourth quarter of 2008 resulted in the Federal Open Market Committee reducing overnight rates by 175 basis points to effectively 0%. The total reduction in overnight rates during 2008 was 400 basis points. As discussed later, the Federal Reserve and U.S. Treasury Department also initiated a wide array of programs to improve liquidity, stabilize the credit markets and stimulate economic growth. These initiatives have continued through 2009. The Corporation’s lower cost of funds have resulted from the short-term and mid-term rate reductions throughout 2008 and 2009 in response to the decline in the various market yield curves and resulting reduction in asset yields.

Net interest income on a tax equivalent basis in the third quarter of 2009 increased $6.3 million or 23.3% from the same period in 2008 mainly as a result of the Willow Financial acquisition.

Interest income on a tax equivalent basis in the third quarter of 2009 increased $5.2 million, or 10.1% over the same period in 2008. This increase was primarily due to higher average loans of $810.0 million and higher average investment securities of $92.7 million which was partially offset by a 74 basis points reduction in the average rate earned on loans. The growth in average loans of 32.1% over the third quarter of last year was mainly as a result of the Willow Financial acquisition. Interest expense decreased $1.1 million, or 4.4% during the third quarter of 2009 versus the comparable period in 2008 primarily due to a 98 basis point reduction in the average rate paid on deposits partially offset by a $1.1 billion increase in average interest-bearing liabilities mostly as a result of the Willow Financial acquisition.

Net Interest Margin

The third quarter 2009 net interest margin was 2.75%, a decrease of 27 basis points compared to 3.02% during the third quarter of 2008. The decrease in the net interest margin during 2009 was primarily attributable to decreases in yields on interest-earning assets mainly reflected in the lower yielding cash balances being maintained for liquidity purposes, which outpaced declines in the customer deposit costs.

Interest Rate Sensitivity Analysis

In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and value of financial instruments.

The Corporation actively manages its interest rate sensitivity positions. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve consistent growth in net interest income. The Asset/Liability Committee, using policies and procedures approved by the Corporation’s Board of Directors, is responsible for managing the rate sensitivity position. The Corporation manages interest rate sensitivity by changing the mix and repricing characteristics of its assets and liabilities through the management of its investment securities portfolio, its offering of loan and deposit terms and through wholesale borrowings from several providers, but primarily the Federal Home Loan Bank (FHLB). The nature of the Corporation’s current operations is such that it is not subject to foreign currency exchange or commodity price risk.

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

The Bank is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates. The Bank uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2009, the Bank had a fair value hedge in the form of an interest rate swap with a notional amount of $1.8 million which matures in 2017. In addition, four fair value hedges with current notional amounts totaling $7.1 million were acquired from Willow Financial with maturity dates ranging from 2013 to 2016. These swaps do not qualify for hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statements of operations. As such, based on the increase in the market value of these interest rate swaps, the Corporation recognized a loss of $75,000 and a gain of $223,000 in other income in the consolidated statement of operations for the three and nine months ended September 30, 2009, respectively. The Corporation also recognized a reduction of interest income of $47,000 and $197,000 for the three and nine months ended September 30, 2009.

For derivatives designated and that qualify as fair value hedges, during the three months ended September 30, 2009 and 2008, the Bank recognized a reduction of interest income of $24,000 and $16,000, respectively, on the consolidated statements of operations. For the nine months ended September 30, 2009 and 2008, the Bank recognized a reduction of interest income of $75,000 and $59,000, respectively, on the consolidated statements of operations.

Derivatives not designated as hedges are not speculative and result from a service the Bank provides to certain customers. The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2009, the Bank had 48 interest rate swaps with an aggregate current notional amount of $200.7 million related to this program with maturity dates ranging from 2010 to 2018. For these derivatives, during the three months ended September 30, 2009 and 2008, the Bank recognized a loss of $255,000 and $6,000, respectively in other income on the consolidated statements of operations. For the nine months ended September 30, 2009 and 2008, the Bank recognized a gain of $319,000 and $139,000, respectively in other income on the consolidated statements of operations.

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

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.8 million. As of September 30, 2009, the Bank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4.0 million against its obligations under these agreements.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on net interest income. The effect that changing interest rates have on the Corporation’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The results of the September 30, 2009 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation's Asset/Liability Policy when modeled rates increase 100 or 200 basis points and decrease 100 and 200 basis points. The Corporation constantly monitors this position and takes steps to minimize any reduction in net interest income.

The report below forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of September 30, 2009. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity when modeled rates decrease 100 or 200 basis points. When modeled rates increase 200 basis points, the Corporation is not within guidelines mainly due to the non-cash goodwill impairment write-off of $214.5 million, resulting from the decrease in market value related to the First Niagara merger agreement previously discussed.

Table 3—Market Value of Equity

		Change in		Asset/Liability
	Market Value	Market Value	Percentage	Approved
(Dollars in thousands)	of Equity	of Equity	Change	Percent Change

+300 Basis Points	$132,568	$(105,895)	-44.41%	+/- 35%
+200 Basis Points	171,377	(67,086)	-28.13%	+/- 25
+100 Basis Points	208,040	(30,423)	-12.76%	+/- 15
Flat Rate	238,463	-	0.00%
-100 Basis Points	268,049	29,587	12.41%	+/- 15
-200 Basis Points	267,436	28,974	12.15%	+/- 25
-300 Basis Points	249,699	11,236	4.71%	+/- 35

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

The provision for loan losses increased $12.2 million during the third quarter of 2009 compared to the third quarter of 2008 and $46.2 million for the first nine months of 2009 compared to the same period in 2008 mostly as a result of the decrease in the overall quality of the loan portfolio which caused an increase in the amount of the required reserve. Credit quality continued to be a challenge in the Bank’s commercial real estate and home equity portfolio in the third quarter of 2009. Nonperforming assets as a percentage of total assets were 2.98% at September 30, 2009, compared to 1.43% at December 31, 2008 and 0.98% at September 30, 2008. Net loans charged-off increased $23.2 million for the first nine months of 2009 compared to the same period in 2008 principally due to charge-offs related to several unrelated commercial and industrial and commercial real estate borrowers and increased charge-offs of consumer loans, specifically home equity lines of credit and loans and other direct installment loans. The profile of the Bank’s customer base has remained relatively constant and management believes that the current deterioration in credit quality has been caused by the economic pressures being felt by borrowers due to general economic conditions and the continued recession. As the current economic conditions deteriorate, management continues to allocate dedicated resources to continue to manage at-risk credits.

The allowance for loan losses increased $27.3 million to $77.3 million at September 30, 2009 from $50.0 million at December 31, 2008 and $31.7 million at September 30, 2008, respectively. The increase in the allowance at September 30, 2009 compared to December 31 2008 was primarily due to the decline in credit quality in the current economic environment. The increase in the allowance at September 30, 2009 in comparison to September 30, 2008 was also partially due to the addition of the Willow Financial loan loss reserve of $12.9 million in December 2008, and the need to adjust for impacts on the portfolio in light of the current credit environment. Nonperforming loans have increased by $74.9 million as a result of these factors from September 30, 2009 compared to December 31, 2008 and by $114.3 million from September 30, 2008. The impact of the recession continues to be felt as the Bank’s commercial real estate portfolio’s increase in allowance illustrates. It is expected that the negative trends in the real estate industry, both residential and commercial, will continue to affect credit quality throughout the remainder of 2009.

A summary of the activity in the allowance for loan losses is as follows:

Table 4—Allowance for Loans Losses
	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008

Average loans	$3,502,250	$2,492,498

Allowance, beginning of period	$49,955	27,328
Loans charged off:
Real estate	16,369	2,013
Commercial and industrial	8,748	751
Consumer	2,555	1,268
Lease financing	13	4
Total loans charged off	27,685	4,036
Recoveries:
Real estate	407	377
Commercial and industrial	314	66
Consumer	413	280
Lease financing	1	6
Total recoveries	1,135	729
Net loans charged off	26,550	3,307
Provision for loan losses	53,871	7,647
Allowance, end of period	$77,276	$31,668
Ratio of net charge offs to average loans outstanding (annualized)	1.01%	0.18%

Table 5—Allocation of the Allowance for Loan Losses by Loan Type

The factors affecting the allocation of the allowance during the nine-month period ended September 30, 2009 were decreases in credit quality primarily related to real estate construction loans and commercial and industrial loans. The allocation of the allowance for real estate loans at September 30, 2009 increased $16.1 million as compared to December 31, 2008 principally due to an increase in criticized real estate construction loans, a decline in collateral values related to construction loans and an increase in the loss ratio used to calculate the reserve for commercial mortgage, commercial construction loans. The allocation of the allowance for commercial and industrial loans at September 30, 2009 increased $10.8 million from December 31, 2008 mostly due to a decrease in credit quality and an increase in impairment related to commercial and industrial loans. In addition, the allocation of the allowance for consumer loans at September 30, 2009 increased slightly by $476,000 primarily due to adjustments in the loss ratios as well as some increases in criticized consumer loans. There were no material changes in the allocation of the allowance for lease financing at September 30, 2009 compared to December 31, 2008. There were no significant changes in the estimation methods and assumptions including environmental factors, loan concentrations or terms that impacted the allowance during the first nine months of 2009. The interest rate environment as well as weakening in the commercial real estate market has moderately increased our allowance allocation in concert with the historical trends. It is expected that the negative trends in the real estate industry will continue to affect credit quality throughout the remainder of 2009. The growth in the loan portfolio and the change in the mix will result in an adjustment to the amount of the allowance allocated to each category based upon historical loss trends and other factors.

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

	September 30, 2009		December 31, 2008
		Percent of		Percent of
(Dollars in thousands)	Amount	Allowance	Amount	Allowance

Real estate	$38,121	49%	$22,051	44%
Commercial and industrial	31,676	41%	20,898	42%
Consumer	7,472	10%	6,996	14%
Lease financing	7	-%	10	-%
Total	$77,276	100%	$49,955	100%

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

Nonperforming assets were 2.98% of total assets at September 30, 2009, compared to 1.43% at December 31, 2008, and 0.98% at September 30, 2008. The increase in nonaccrual loans at September 30, 2009, in relation to December 31, 2008, of $58.7 million was mainly attributable to commercial real estate, construction and residential real estate loans. The increase of nonaccrual loans in relation to September 30, 2008 of $97.5 million was largely due to an increase in the nonaccrual status of commercial and residential construction, commercial and industrial, residential first mortgage and commercial mortgage loans during 2008. In addition, the December 5, 2008 acquisition of Willow Financial Bank contributed $12.5 million in non-accrual loans. The borrowers associated with these nonaccrual loans are generally unrelated and are primarily located in our market area and in most cases, for the residential real estate, our collateral is local land that has been subdivided for residential development in the growing counties of the Philadelphia suburbs and the Lehigh Valley. The Bank’s management understands these markets and is confident that it can manage the collateral, if necessary. In response to the situation, the Corporation increased its allowance for loan losses from approximately 1.36% of outstanding loans at December 31, 2008 to 2.38% at September 30, 2009. The Bank continues to evaluate appraisals, financial reviews and inspections. All mortgage loans within the Bank’s portfolio were booked with traditional bank customers through the branch network. The Bank has virtually no exposure to subprime borrowers. The Bank continues to take a conservative approach to its lending and loan review practices. With the expectation of continued economic pressures, management continues to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

As of September 30, 2009, loans past due 90 days or more and still accruing interest were $18.1 million, compared to $1.8 million at December 31, 2008 and $1.3 million at September 30, 2008. The higher level of loans past due 90 days or more at September 30, 2009 was primarily driven by a few unrelated construction loans as well as several unrelated residential mortgage loans which were well secured by collateral. Subsequent to September 30, 2009, the Corporation benefited from the full payoff of two unrelated borrowers’ nonperforming construction loans totaling $18.4 million of which $13.3 million was in the 90 days or more past due category and $5.1 million was in non-accrual status.

Net assets in foreclosure at September 30, 2009 were $1.8 million compared to $1.6 million at December 31, 2008 and $1.2 million at September 30, 2008. During the first nine months of 2009, transfers from loans to assets in foreclosure were $1.7 million, disposals of foreclosed properties were $1.5 million and no charge-offs were recorded. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of the asset or fair value at date of acquisition) or estimated fair value.

The following table presents information concerning nonperforming assets:

Table 6—Nonperforming Assets

(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008

Nonaccrual loans	$133,737	$75,060	$36,278
Loans 90 days or more past due	18,117	1,849	1,275
Total nonperforming loans	151,854	76,909	37,553
Net assets in foreclosure	1,824	1,626	1,221
Total nonperforming assets	$153,678	$78,535	$38,774

Allowance for loan losses to nonperforming loans	50.9%	65.00%	84.3%
Nonperforming loans to total net loans	4.79%	2.12%	1.50%
Allowance for loan and lease losses to total loans	2.38%	1.36%	1.25%
Nonperforming assets to total assets	2.98%	1.43%	0.98%

Locally located real estate, most with loan to value ratios within company policy, secures many of the nonperforming loans.

The following table presents information concerning impaired loans. Impaired loans are loans for which it is probable that all principal and interest will not be collected according to the contractual terms of the loan agreement. Impaired loans are included in the nonaccrual loan total and also included a few unrelated accruing construction and commercial real estate loans. The increase in impaired loans at September 30, 2009 compared to December 31, 2008 and September 30, 2008 was mostly due to the previously aforementioned increases in nonaccrual commercial and residential construction, commercial and industrial, residential first mortgage and commercial mortgage loans.

Table 7—Impaired Loans

(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008

Impaired Loans	$157,367	$70,173	$21,509

Average year-to-date impaired loans	$97,532	$23,469	$16,259

Impaired loans with specific loss allowances	$101,035	$38,354	$21,509

Loss allowances reserved on impaired loans	$25,689	$8,420	$4,572

Year-to-date income recognized on impaired loans	$593	$151	$137

The Bank’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist.

Noninterest Income

Noninterest income was $12.3 million for the third quarter of 2009, an increase of $1.8 million or 17.5% from $10.5 million in the third quarter of 2008. For the three months ended September 30, 2009, net gains on the sale of investment securities increased by $1.4 million over the same period in 2008. The net security gains were mostly the result of the sale of mortgage-backed securities. Service charges on deposits increased $937,000, or 27.4% during the third quarter of 2009 over the comparable quarter of 2008 mainly from the acquired Willow Financial deposit accounts. Wealth management fee growth was $794,000 or 20.6% during the third quarter of 2009 as compared to the same quarter in 2008. In addition, as a result of the Willow Financial acquisition, gains from mortgage banking loan sales were $2.4 million during the third quarter of 2009; there were no gains in the third quarter of 2008. Other income increased $926,000 during the third quarter of 2009 over the comparable quarter of 2008 primarily from increases in automated teller machine and point of sale revenue and an increase in the cash surrender value of keyman life insurance. These increases were partially offset by a non-cash OTTI charge of $4.7 million during the third quarter of 2009 mainly on two collateralized mortgage obligation investments in pooled trust preferred securities.

For the nine months ended September 30, 2009, non-interest income was $50.1 million, an increase of $17.3 million, or 52.5% from the same period in 2008, primarily due to increases in net gains on the sale of investment securities of $8.1 million, service charges on deposits of $3.0 million, gains from mortgage banking loan sales of $6.3 million and automated teller machine and point of sale revenue which were previously discussed. Other income also included a $1.7 million gain recorded in the first quarter of 2009 on the sale of the Bank’s merchant credit card business. These increases were partially offset by non-cash other-than-temporary impairment charges totaling $6.5 million during the nine months ended September 30, 2009 mainly on two collateralized debt obligation investments in pooled trust preferred securities as well as three private label collateralized mortgage obligations.

Noninterest Expense

Noninterest expense was $40.2 million for the third quarter of 2009, an increase of $15.1 million from $25.1 million in the third quarter of 2008 primarily due to the Willow Financial acquisition and professional fees of $2.4 million associated with recent corporate finance activities, including the pending merger with First Niagara. Salaries and benefits expense rose $4.0 million during the third quarter of 2009 primarily due to higher staffing levels resulting from the Willow Financial acquisition. Occupancy expenses increased $1.3 million for the three months ended September 30, 2009 over the comparable period in 2008, mainly due to the addition of the Willow Financial branches. FDIC insurance assessments increased $2.7 million in the third quarter of 2009 mostly due to the Bank’s higher premium rate assessed by the FDIC. Other expense increased $2.6 million for the three months ended September 30, 2009 over the same period in 2008 mostly due to the Willow Financial acquisition, including additional data processing expenses.

In September 2009, the FDIC proposed a rule that will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also proposed to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011. If the rule is finalized as proposed, the Corporation expects to be required to pay approximately $48.4 million in prepaid risk-based assessments. The Bank expects that the assessment rates for the fourth quarter of 2009 will continue to be significantly higher than in 2008.

For the nine months ended September 30, 2009, noninterest expense was $331.6 million, an increase of $258.3 million from $73.3 million in the comparable period in 2008. This increase was mainly due to the previously aforementioned goodwill impairment charge of $214.5 million and the Willow Financial acquisition. FDIC insurance assessments increased $10.2 million mostly due to the Bank’s higher premium rate assessed by the FDIC and the FDIC’s one-time uniform special assessment of 5 basis points of assets minus Tier 1 capital applicable to all insured depositary institutions resulting in a $2.6 million one-time charge recorded during the second quarter of 2009. In addition, insurance premiums were higher as a result of the deposits from the Willow Financial acquisition. Other increases for the nine months ended September 30, 2009 included salaries and benefits of $14.2 million, occupancy of $4.2 million and other expenses of $8.2 million which were mostly due to the Willow Financial acquisition as previously discussed.

Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2009 were 61.2% and 5.5%, respectively versus the applicable federal statutory rate of 35% and the applicable state tax rates. The effective income tax rates for the three and nine months ended September 30, 2008 were 17.1% and 20.0%, respectively. The Corporation's effective rate during the three months ended September 30, 2009 was significantly higher than the statutory rate due to the effect of temporary tax differences coupled with the Corporation being in a pre-tax loss position during the period. The effective rates during the nine months ended September 30, 2009 and 2008 were lower than the statutory tax rate primarily as a result of the $214.5 million goodwill impairment charge, which is not deductible for income tax purposes, as well as tax-exempt income earned from state and municipal securities, loans and bank-owned life insurance. The effective income tax rate for the first nine months of 2009 was lower than the same period in 2008 primarily due to the $214.5 million goodwill impairment charge as well as a higher level of tax exempt income during 2009.

Balance Sheet Analysis

Total assets at September 30, 2009 decreased $327.2 million, or 6.0%, from $5.5 billion at December 31, 2008 to $5.2 billion. Investment securities decreased by $153.4 million mainly due to sales of mortgage-backed securities and maturities of certain securities. Gross loans decreased by $459.7 million at September 30, 2009 since December 31, 2008 primarily due to lower loan levels in all categories resulting mainly from increased refinancing activity and reduced origination volume as well as the sale of first mortgage residential loans totaling $106.4 million and indirect consumer installment loans totaling $36.2 million for a net loss of $209,000. The goodwill balance decreased by $218.0 million since December 31, 2008 primarily from the previously aforementioned impairment of goodwill during the second quarter of 2009. Cash and cash equivalents increased by $490.7 million since December 31, 2008 primarily due to the sale of investment securities and loans held for investment as well as lower loan levels. Residential mortgage loans held for sale increased $24.5 million due to an increase in refinancing volume driven by historically low mortgage rates.

Total liabilities decreased slightly by $113.1 million, or 2.3%, from $5.0 billion at December 31, 2008. Deposits grew by $3.5 million since December 31, 2008 primarily due to increases in savings and checking accounts offset by a reduction of money market accounts. Federal funds purchased and short-term securities sold under agreements to repurchase decreased by $47.8 million due to maturities. Long-term borrowings decreased $68.5 million from December 31, 2008 due to maturities as increased cash levels reduced the Bank’s reliance on borrowings. Shareholder’s equity decreased by $214.1 million since year-end mainly as a result of the goodwill impairment charge of $214.5 million recognized during the second quarter of 2009.

Capital

Capital formation is important to the Corporation's well being and future growth. Total capital at September 30, 2009 was $260.7 million, a decrease of $214.1 million from the capital balance at December 31, 2008 of $474.7 million. The reduction in capital was primarily due to a goodwill impairment charge of $214.5 million recorded in the three months ended June 30, 2009. Also contributing to the decrease in capital was cash dividends paid of $4.7 million during the nine months ended September 30, 2009 offset by an increase of $11.2 million in other comprehensive income.

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

Table 8—Regulatory Capital
(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of September 30, 2009	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$358,533	9.51%	$301,472	8.00%	$376,840	10%
Harleysville National Bank	344,277	9.15%	300,917	8.00%	376,146	10%
Tier 1 Capital (to risk weighted assets):
Corporation	311,054	8.25%	150,736	4.00%	226,104	6%
Harleysville National Bank	296,884	7.89%	150,459	4.00%	225,688	6%
Tier 1 Capital (to average assets):
Corporation	311,054	6.10%	203,839	4.00%	254,798	5%
Harleysville National Bank	296,884	5.83%	203,560	4.00%	254,450	5%

(Dollars in thousands)			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Program
As of December 31, 2008	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets):
Corporation	$384,522	8.88%	$346,333	8.00%	$432,917	10%
Harleysville National Bank	370,552	8.58%	345,536	8.00%	431,920	10%
Tier 1 Capital (to risk weighted assets):
Corporation	334,467	7.73%	173,167	4.00%	259,750	6%
Harleysville National Bank	320,497	7.42%	172,768	4.00%	259,152	6%
Tier 1 Capital (to average assets):
Corporation	334,467	8.19%	163,315	4.00%	204,144	5%
Harleysville National Bank	320,497	7.88%	162,689	4.00%	203,361	5%

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

Currently, the Bank's capital levels are less than those required under the OCC's newly required minimum individual capital ratios. The OCC advised the Bank that it must achieve these ratios by June 30, 2009. While these ratios were not achieved by the deadline, the merger agreement with First Niagara was announced on July 28, 2009. In addition, the Corporation has elected to reduce and subsequently suspend its cash dividends on its common stock beginning with the third quarter of 2009 and to defer quarterly interest payments on its outstanding subordinated debentures until further notice, beginning with the interest payments that were due on September 15, 2009. These actions were taken to conserve capital.

At September 30, 2009, the Corporation’s Tier 1 risk-adjusted capital ratio was 8.25%, and the total risk-adjusted capital ratio was 9.51%. Both are above regulatory “adequately capitalized” requirements, however, the Tier 1 risk-adjusted capital ratio and the total risk-adjusted capital ratio are below the Bank’s required regulatory “well capitalized” standards of 10.00% and 12.00%, respectively. Purchase accounting adjustments related to the acquisition of Willow Financial in December 2008 contributed to the reduction of the Corporation’s total risk-based capital ratio below the regulatory threshold for a “well capitalized” bank at September 30, 2009 and December 31, 2008. The Corporation does not believe that these mark-to-market valuations reflect a reduction in the realizable value of Willow Financial’s assets and expects to recover the discount through amortization in 2009 and beyond. As of September 30, 2009, the total risk-adjusted capital ratio increased to 9.51% from 8.88% at December 31, 2008.

The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. The Corporation’s leverage ratios were 6.10% at September 30, 2009 and 8.19% at December 31, 2008 which were higher than the OCC requirement of 5.00% but less than the OCC individual minimum capital requirement of 8%. The lower leverage ratio of the Corporation at September 30, 2009 was mainly due to an increase in average loans and average assets from the acquisition of Willow Financial as the acquisition occurred towards the end of the fourth quarter of 2008.

After a detailed analysis of dividend yields by the Corporation, the cash dividend paid on its common shares in the first quarter of 2009 was reduced to $0.10 per share from $0.20 per share for each quarter in 2008. The Corporation further reduced the second quarter 2009 cash dividend to $.01 per share. On August 17, 2009, the Board of Directors of the Corporation elected to suspend payment of regular quarterly dividends on its common shares beginning with the dividend for the third quarter of 2009. These actions were taken to conserve capital in light of the impact of continued weak economic conditions. This resulted in a reduction of cash dividends of approximately $14.1 million for the nine months ended September 30, 2009 as compared to the same period in 2008.

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

The resulting projections as of September 30, 2009 show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. One source of external liquidity is an available line of credit with the FHLB. As of September 30, 2009, the Bank had borrowings outstanding with the FHLB of $471.9 million, all of which were long-term. At September 30, 2009, the Bank had a borrowing capacity of $65.0 million at the FHLB and unused federal funds lines of credit of $45.0 million. In addition, the Corporation’s funding sources include investment and loan portfolio cash flows, cash balances of approximately $538.2 million and short-term investments, as well as repurchase agreements. The Corporation could also increase its liquidity through its pricing on certificates of deposit products. The Corporation has pledged available for sale investment securities with a carrying value of $961.7 million and held to maturity securities of $16.7 million. Securities with a carrying value of $798.1 million were pledged to secure public funds, customer trust funds, government deposits and repurchase agreements as of September 30, 2009. During July 2009, the FHLB required the Corporation’s outstanding borrowings with the FHLB be fully collateralized. Any future borrowings with the FHLB are also required to be fully collateralized. Securities with a carrying value of $180.3 million and loans with a carrying value of $745.3 million were pledged as collateral for FHLB borrowings as of September 30, 2009.

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

In the third quarter of 2008, the Federal Reserve, the U.S. Treasury and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. In response to the financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008, (the “EESA”) on October 3, 2008 which provides the United States Treasury Department (the Treasury) with broad authority to implement certain actions to help restore stability and liquidity to the U.S. markets. Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (TARP). On October 14, 2008, the Treasury announced it would purchase equity stakes in financial institutions under a Capital Purchase Program (CPP) of up to $250 billion of the $700 billion authorized under the TARP. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. As a result of additional legislation passed in February 2009, the CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. For a period of three years, the consent of the U.S. Treasury will be required for participating institutions to increase their common stock dividend or repurchase their common stock, other than in connection with benefit plans consistent with past practice. The minimum subscription amount available to a participating institution is one percent of total risk-weighted assets. The maximum subscription amount is three percent of risk-weighted assets.

In November 2008, the Corporation filed an application to participate in the CPP as part of the TARP. On April 28, 2009, the Corporation notified its regulators that it has withdrawn its application.

The EESA included a provision for a temporary increase in the Federal Deposit Insurance (FDIC) from $100,000 to $250,000 per depositor effective October 3, 2008 through December 31, 2009. On May 20, 2009, the $250,000 FDIC insurance limit was extended through December 31, 2013. In addition, the FDIC announced the Temporary Liquidity Guarantee Program effective October 14, 2008, enabling the FDIC to temporarily provide a 100% guarantee of newly issued senior unsecured debt of all FDIC-insured institutions and their holding companies issued before June 30, 2009, as well as deposits in non-interest bearing transaction deposit accounts through December 31, 2009. Coverage under the Temporary Liquidity Guarantee Program was available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Corporation has determined it will continue to participate in the Temporary Liquidity Guarantee Program for non-interest bearing deposit accounts after the 30 day initial period but did not participate in the issuance of unsecured debt. On August 26, 2009, the FDIC adopted a final rule extending the FDIC’s guarantee of qualifying noninterest-bearing transaction accounts under the Transaction Account Guarantee program (TAG) for six months until June 30, 2010 in order to assure an orderly phase-out of the TAG. Each insured institution that continues to participate in the extended TAG program will be subject to increased fees ranging from 15 basis points to 25 basis points, depending on its risk category rating. The Corporation has decided to continue to participate in the TAG program during the extension period. It is not clear at this time what impact these programs announced by the Treasury and other bank regulatory agencies and any additional programs that may be initiated in the future, will have on the Corporation or the financial markets as a whole.

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

Branching

During the first quarter of 2009, the Corporation opened a new branch in Conshohocken, Montgomery County. In conjunction with the expiration of its lease, the Bank consolidated the operations of its Warminster K-Mart Plaza branch into the nearby offices of Warminster Square and Warminster Johnsville Boulvard at the end of business on June 30, 2009. In conjunction with the expiration of its lease, the Bank decided it will consolidate the operations of its Rhawnhurst branch into the nearby offices of Bustleton and Somerton at the end of business on November 13, 2009. As the Bank continues to evaluate its retail delivery system to better serve customers’ needs, it identified significant overlap with other nearby locations in these two market areas.

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

During the fourth quarter of 2008 through 2009, the economy has experienced a continued decline in the housing market, reductions in credit facilities, disruptions in the financial system, and volatility in the financial markets, all resulting in short-term rate reductions by the Federal Open Market Committee and the creation of programs by Congress and the Treasury Department for the purpose of stabilizing and providing liquidity to the U.S. financial markets. This has created a challenging interest rate environment for the Corporation which has impacted our interest rate sensitivity exposure. A detailed discussion of market risk is provided on pages 39 and 40 of this Form 10-Q.

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

(ii)      Changes in Internal Controls

In connection with the ongoing review of the Corporation’s internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, the Corporation regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There have been no changes in the Corporation’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings

As a result of the acquisition of Willow Financial, the Corporation recorded a liability in purchase accounting of $2.7 million, of which $562,000 is remaining at September 30, 2009, in connection with certain legal contingencies which existed prior to the acquisition. The amount accrued represents estimated settlement and legal costs on ongoing litigation assumed from Willow Financial. There can be no assurance that any of the outstanding legal proceedings to which the Corporation is a party as a successor in interest to Willow Financial will not be decided adversely to the Corporation’s interests and have a material effect on the financial condition and operations of the Corporation.

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

Item 1A.                 Risk Factors

Except for the addition of the risk factors detailed below, there have been no material changes in risk factors from those disclosed under Item 1A, “Risk Factors.” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Corporations Quarterly Report on Form 10-Q for the three months ended June 30, 2009.

Risks related to the Merger with First Niagara

Regulatory Approvals May Not be Received, May Take Longer Than Expected or May Impose Conditions That are Not Presently Anticipated or Cannot be Met.

Before the transactions contemplated in the merger agreement, including the merger and the bank merger, may be completed, various approvals or consents must be obtained from the Office of Thrift Supervision (the “OTS”) and various bank regulatory and other authorities. These governmental entities, including the OTS, may impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger agreement. Although Harleysville National Corporation does not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the transactions contemplated in the merger agreement or imposing additional costs on or limiting First Niagara’s revenues, any of which might have a material adverse effect on First Niagara following the merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

On May 28, 2009, the Office of the Comptroller of the Currency (the “OCC”) imposed an individual minimum capital requirement on Harleysville National Bank, requiring it to increase its regulatory capital ratios. Pending completion of the merger, and subject to various approvals, First Niagara is considering taking certain actions to assist Harleysville National Bank in achieving and maintaining capital ratios consistent with “well-capitalized” status and ameliorate the OCC’s supervisory concerns, including: (1) extending a loan, in an amount not to exceed $50.0 million, to Harleysville National Corporation the proceeds of which could be contributed to Harleysville National Bank as Tier One capital, which loan would be secured by the stock of Harleysville National Bank; (2) having First Niagara Bank purchase up to $80.0 million of performing commercial loans from Harleysville National Bank; and (3) having Harleysville National Bank originate, for a fee, residential and home equity loans for First Niagara Bank, based on First Niagara Bank’s underwriting standards. There can be no assurance that any of these actions will be implemented, or will not be objected to by the relevant banking regulators, or if implemented, that the terms and conditions will be as discussed above, or that such actions will result in achieving the desired results. If the merger is not completed, First Niagara may lose all or a portion of the funds it invests, if any, in Harleysville National Corporation in order to assist it in achieving and maintaining “well-capitalized” status.

The Merger Agreement May Be Terminated in Accordance With Its Terms and The Merger May Not Be Completed.

The merger agreement with Harleysville National Corporation is subject to a number of conditions which must be fulfilled in order to close. Those conditions include: Harleysville National Corporation shareholder approval, regulatory approval, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements. In particular, the merger agreement defines the occurrence of $350.0 million or greater in Harleysville National Corporation delinquent loans as of any month end prior to the closing date, excluding any month end subsequent to February 28, 2010, as a material adverse effect which would allow First Niagara to terminate the merger agreement. As of September 30, 2009, the amount of Harleysville National Corporation delinquent loans was $193.3 million. In addition, certain circumstances exist where Harleysville National Corporation may choose to terminate the merger agreement, including the acceptance of a superior proposal or the decline in First Niagara’s share price to below $9.28 as of the first date when all regulatory approvals for the merger have been received combined with such decline being at least 20% greater than a corresponding price decline of the Nasdaq Bank Index, with no adjustment made to the exchange ratio by First Niagara. Under such circumstances, First Niagara may, but is not required to, increase the exchange ratio in order to avoid termination of the merger agreement. First Niagara has not determined whether it would increase the exchange ratio in order to avoid termination of the merger agreement by Harleysville National Corporation. There can be no assurance that the conditions to closing the merger will be fulfilled or that the merger will be completed.

Harleysville National Corporation’s Asset Quality May Deteriorate Prior to Completion of the Merger.

Harleysville National Corporation’s nonperforming assets were $153.7 million at September 30, 2009 and $138.9 million at June 30, 2009, compared to $78.5 million at December 31, 2008. Nonperforming assets as a percentage of total assets were 2.98% at September 30, 2009 and 2.67% at June 30, 2009, compared to 1.43% at December 31, 2008 and 0.98% at September 30, 2008. Net charge-offs for the third quarter of 2009 were $7.8 million, compared to $2.1 million in the same period of 2008. The allowance for credit losses increased to $77.3 million at September 30, 2009, compared to $50.0 million at December 31, 2008, and $31.7 million at September 30, 2008. Should these adverse trends continue, they may have an adverse effect on Harleysville National Corporation’s financial and capital positions, and may differ from First Niagara’s estimates thereof.

First Niagara Could Record Future Impairment Losses on Harleysville National Corporation’s Holdings of Investment Securities Available For Sale. First Niagara May Not Receive Full Future Interest Payments on These Securities.

Harleysville National Corporation’s investment portfolio of securities available for sale includes trust preferred securities, private label collateralized mortgage obligations and collateralized debt obligations. Harleysville National Corporation recognized other than temporary impairment charges totaling approximately $6.5 million for the nine months ended September 30, 2009 as a result of impairment charges mainly on collateralized debt obligations as well as collateralized mortgage obligations. If the merger with Harleysville National Corporation is completed, First Niagara will take ownership of these securities. A number of factors or combinations of factors could cause First Niagara to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an additional impairment that is other than temporary, which could result in material losses to First Niagara. These factors include, but are not limited to, continued failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render First Niagara unable to forecast a full recovery in value. In addition, the fair values of these investment securities could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

First Niagara May Fail to Realize the Anticipated Benefits of the Merger.

The success of the merger will depend on, among other things, First Niagara’s ability to realize anticipated cost savings and to combine the businesses of First Niagara Bank and Harleysville National Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Harleysville National Bank nor result in decreased revenues resulting from any loss of customers. If First Niagara is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

First Niagara and Harleysville National Corporation have operated and, until the completion of the merger, will continue to operate, independently. Certain employees of Harleysville National Corporation will not be employed by First Niagara after the merger. In addition, employees of Harleysville National Corporation that First Niagara wishes to retain may elect to terminate their employment as a result of the merger which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of Harleysville National Corporation’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of First Niagara to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

Harleysville National Corporation Directors and Officers Have Interests in the Merger Besides Those of a Shareholder.

Harleysville National Corporation’s directors and officers have various interests in the merger besides being Harleysville National Corporation shareholders. These interests include:

•	the potential payment of certain benefits to Paul Geraghty, the President and Chief Executive Officer of Harleysville National Corporation, George Rapp, the Chief Financial Officer of Harleysville National Corporation and Harleysville National Bank, Brent Peters, the Executive Vice President of Harleysville National Corporation and the President of East Penn Bank, James McGowan, the Chief Credit Officer of Harleysville National Corporation and Harleysville National Bank, Lewis Cyr, the Chief Lending Officer of Harleysville National Corporation and Harleysville National Bank, Joseph Blair, the President of Millennium Wealth Management, under their existing employment agreements with Harleysville Management Services, LLC;
•	the potential payment of certain benefits to Ammon Baus under his existing employment agreement with Willow Financial Bank that was assumed by Harleysville National Corporation;
•
the potential payment of certain benefits to Demetra Takes, the President and Chief Executive Officer of Harleysville National Bank under her existing employment agreement with Harleysville National Corporation and Harleysville National Bank;

•
the potential payment of certain benefits to Randy McGarry, the Chief Information Technology Officer of Harleysville National Bank and Stephen Murray, a Senior Vice President of Harleysville National Bank, under their existing change in control agreements with Harleysville Management Services, LLC;

•	the potential payment of certain benefits to Paul Geraghty and James McGowan under their existing supplemental executive benefit agreements with Harleysville Management Services, LLC, and the potential payment of certain benefits to Demetra Takes, under her existing supplemental executive benefit agreements with Harleysville National Bank;

•	the payment of the outstanding benefit obligations to the participants in the Harleysville National Bank Directors Fee Deferral Plan, which obligations will be unchanged by the merger;
•
the payment of outstanding benefit obligations to Donna Coughey, an Executive Vice President of Harleysville National Bank, under her existing supplemental executive benefit agreement with Willow Financial Bancorp, Inc that was assumed by Harleysville National Corporation, which obligations will be unchanged by the merger;

•
the payment of the outstanding benefit obligations to Brent Peters under his existing supplemental executive retirement plan agreement with East Penn Bank, as assumed by Harleysville National Corporation, which obligations will be unchanged by the merger;

•
the payment of the outstanding benefit obligations to Walter Daller, Jr., the Chairman of the Board of Directors of Harleysville National Corporation under his existing supplemental executive benefit agreement with Harleysville National Bank, which obligations will be unchanged by the merger;

•	the payment of additional amounts to certain other current and former officers and employees and former directors under change in control agreements and deferred compensation arrangements;
•
the accelerated vesting of all outstanding unvested stock options under the following equity plans: (i) Harleysville National Corporation 1993 Stock Incentive Plan; (ii) the Harleysville National Corporation 1998 Independent Directors Stock Option Plan, as amended; (iii) the Harleysville National Corporation 1998 Stock Incentive Plan; (iv) the Harleysville National Corporation 2004 Omnibus Stock Incentive Plan (as amended and restated effective November 9, 2006); (v) Harleysville National Corporation 2008-2010 Restricted Stock Incentive Plan; (vi) East Penn Financial Corporation 1999 Stock Incentive Plan, as assumed by Harleysville National Corporation; (vii) Willow Financial Bancorp, Inc. Amended and Restated 1999 Stock Option Plan, as assumed by Harleysville National Corporation; (viii) Willow Financial Bancorp, Inc. Amended and Restated 2002 Stock Option Plan, as assumed by Harleysville National Corporation; (ix) East Penn Financial Corporation 1999 Independent Directors Stock Incentive Plan; (x) Chester Valley Bancorp, Inc. 1997 Stock Option Plan; and (xi) Millennium Bank Stock Compensation Program, and in each case as amended; and,

•	the agreement by First Niagara to indemnify Harleysville National Corporation directors and officers.

Harleysville National Corporation Shareholders Cannot Be Certain of the Amount of Nor the Market Value of The Merger Consideration They Will Receive, Because the Market Price of First Niagara Common Stock Will Fluctuate and The Exchange Ratio is Subject to a Downward Adjustment in the Event that Harleysville National Corporation Delinquent Loans are $237.5 Million or Greater.

Upon completion of the merger, each share of Harleysville National Corporation common stock will be converted into merger consideration consisting of 0.474 of a share of First Niagara common stock. This exchange ratio is subject to downward adjustment, as described in the merger agreement and in this Form 10-Q, in the event that certain of Harleysville National Corporation delinquent loans are $237.5 million or greater as of the month end prior to closing date of this transaction. As of September 30, 2009, the amount of Harleysville National Corporation delinquent loans was $193.3 million. As a result, the amount of merger consideration a shareholder will receive if the merger is consummated is subject to change. In addition, the market value of the merger consideration may vary from the closing price of First Niagara common stock on the date it announced the merger, , on the date of the special meeting of the Harleysville National Corporation shareholders and on the date it completes the merger and thereafter. Any change in exchange ratio or the market price of First Niagara common stock prior to completion of the merger will affect the amount of and the market value of the merger consideration that Harleysville National Corporation shareholders will receive upon completion of the merger. Accordingly, at the time of the special meeting, Harleysville National Corporation shareholders will not know or be able to calculate with certainty the amount nor the market value of the merger consideration they would receive upon completion of the merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in its respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond First Niagara’s control. You should obtain current market quotations for shares of First Niagara common stock and for shares of Harleysville National Corporation common stock before you vote.

Harleysville National Corporation Shareholders Will Have a Reduced Ownership and Voting Interest After the Merger and Will Exercise Less Influence Over Management.

Harleysville National Corporation’s shareholders currently have the right to vote in the election of the Harleysville National Corporation board of directors and on other matters affecting Harleysville National Corporation. When the merger occurs, each Harleysville National Corporation shareholder that receives shares of First Niagara common stock will become a shareholder of First Niagara with a percentage ownership of the combined organization that is much smaller than the shareholder’s percentage ownership of Harleysville National Corporation. Because of this, Harleysville National Corporation’s shareholders will have less influence on the management and policies of First Niagara than they now have on the management and policies of Harleysville National Corporation.

Termination of the Merger Agreement Could Negatively Impact Harleysville National Corporation.

First Niagara may terminate the merger agreement for the reasons set forth in the merger agreement, including if Harleysville National Corporation delinquent loans equal or exceed $350.0 million as of any month end prior to the closing date of the merger, excluding any month end after February 28, 2010. If the merger agreement is terminated, there may be various consequences including:

•
Harleysville National Corporation’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger; and

•	the market price of Harleysville National Corporation common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed.

If the merger agreement is terminated and Harleysville National Corporation’s board of directors seeks another merger or business combination, Harleysville National Corporation shareholders cannot be certain that Harleysville National Corporation will be able to find a party willing to pay an equivalent or more attractive price than the price First Niagara has agreed to pay in the merger.

The Opinion of Harleysville National Corporation’s Financial Advisor Will Not Reflect Changes in Circumstances Between Signing the Merger Agreement and the Merger, Including Any Reduction in the Merger Consideration as a Result of Harleysville National Corporation’s Loan Delinquencies.

Harleysville National Corporation’s financial advisor, JPMorgan, rendered an opinion dated July 26, 2009, to the Harleysville National Corporation board of directors, that, as of such date, and based upon and subject to the factors and assumptions set forth in its written opinion (including, without limitation, that the exchange ratio would be 0.474, and that the level of Harleysville National Corporation delinquent loans would not result in any adjustment to the exchange ratio), as well as the extraordinary circumstances facing Harleysville National Corporation referred to in such written opinion, the exchange ratio of 0.474 of a share of First Niagara common stock to be received in respect of each share of Harleysville National Corporation common stock pursuant to the merger agreement was fair from a financial point of view to the holders of Harleysville National Corporation common stock. The opinion of JPMorgan, which will not be applicable if the exchange ratio is reduced due to the level of Harleysville National Corporation delinquent loans, was based on economic, market and other conditions as in effect on, and the information made available to it as of, the date thereof. JPMorgan assumed no responsibility for updating, revising or reaffirming its opinion based on circumstances, developments or events occurring after the date thereof.

Changes in the operations and prospects of First Niagara or Harleysville National Corporation, general market and economic conditions and other factors on which Harleysville National Corporation’s financial advisor’s opinion was based, may significantly alter the value of First Niagara or Harleysville National Corporation or the prices of shares of First Niagara common stock or Harleysville National Corporation common stock by the time the merger is completed. The opinion does not speak as of the time the merger will be completed or as of any date other than the date of such opinion. The Harleysville National Corporation board of directors’ recommendation that holders of Harleysville National Corporation common stock vote “FOR” adoption of the merger agreement, however, is as of the date of this document.

The Merger Agreement Limits Harleysville National Corporation’s Ability to Pursue Alternatives to the Merger.

The merger agreement contains “no shop” provisions that, subject to limited exceptions, limit Harleysville National Corporation’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of Harleysville National Corporation. In addition, Harleysville National Corporation has agreed to pay First Niagara a termination fee in the amount of $10.0 million in the event that Harleysville National Corporation terminates the merger agreement for certain reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Harleysville National Corporation from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquiror’s proposing to pay a lower per share price to acquire Harleysville National Corporation than it might otherwise have proposed to pay. Harleysville National Corporation can consider and participate in discussions and negotiations with respect to an alternative proposal so long as the Harleysville National Corporation board of directors determines in good faith (after consultation with legal counsel) that failure to do so would be reasonably likely to result in a violation of its fiduciary duties to Harleysville National Corporation shareholders under applicable law.

The Merger is Subject to the Receipt of Consents and Approvals From Government Entities that May Impose Conditions that Could Have an Adverse Effect on the Combined Company Following the Merger.

Before the merger may be completed, various approvals or consents must be obtained from the Office of Thrift Supervision and other governmental entities. These government entities, including the Office of Thrift Supervision, may impose conditions on the completion of the merger or require changes to the terms of the merger. Although First Niagara and Harleysville National Corporation do not currently expect that any such material conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of First Niagara following the merger, any of which might have a material adverse effect on First Niagara following the merger.

The Merger is Subject to Closing Conditions, Including Shareholder Approval, that, if Not Satisfied or Waived, Will Result in the Merger Not Being Completed, Which May Result in Material Adverse Consequences to Harleysville National Corporation’s Business and Operations.

The merger is subject to closing conditions, including the approval of Harleysville National Corporation shareholders that, if not satisfied, will prevent the merger from being completed. The closing condition that Harleysville National Corporation shareholders adopt the merger agreement may not be waived under applicable law and must be satisfied for the merger to be completed. All directors of Harleysville National Corporation have agreed to vote their shares of Harleysville National Corporation common stock in favor of the proposals presented at the special meeting. If Harleysville National Corporation’s shareholders do not adopt the merger agreement and the merger is not completed, the resulting failure of the merger could have a material adverse impact on Harleysville National Corporation’s business and operations. In addition to the required approvals and consents from governmental entities and the approval of Harleysville National Corporation shareholders, the merger is subject to other conditions beyond First Niagara’s and Harleysville National Corporation’s control that may prevent, delay or otherwise materially adversely affect its completion. First Niagara cannot predict whether and when these other conditions will be satisfied.

The Shares of First Niagara Common Stock to be Received by Harleysville National Corporation Shareholders as a Result of the Merger Will Have Different Rights From the Shares of Harleysville National Corporation Common Stock.

Upon completion of the merger, Harleysville National Corporation shareholders will become First Niagara shareholders and their rights as shareholders will be governed by the certificate of incorporation and bylaws of First Niagara. The rights associated with Harleysville National Corporation common stock are different from the rights associated with First Niagara common stock.

Several Lawsuits Have Been Filed Against Harleysville National Corporation and the Members of the Harleysville National Corporation Board of Directors, As Well As First Niagara, Challenging the Merger, and an Adverse Judgment in Such Lawsuits May Prevent the Merger From Becoming Effective or From Becoming Effective Within the Expected Timeframe.

Harleysville National Corporation and the members of the Harleysville National Corporation board of directors are named as defendants in purported class action lawsuits brought by Harleysville National Corporation shareholders challenging the proposed merger, seeking, among other things, to enjoin the defendants from consummating the merger on the agreed-upon terms. First Niagara is also named as a defendant in some, but not all, of these lawsuits. Additionally, the directors of Harleysville National Corporation have been named as defendants in four shareholder derivative lawsuits that also seek, among other things, to enjoin the consummation of the merger. One of the conditions to the closing of the merger is that no order, decree or injunction issued by a court or agency of competent jurisdiction that enjoins or prohibits the consummation of the merger shall be in effect. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from consummating the merger on the agreed upon terms, then such injunction may prevent the merger from becoming effective, or from becoming effective within the expected timeframe.

Harleysville National Corporation borrows from the Federal Home Loan Bank and the Federal Reserve, and there can be no assurance these programs will continue in their current manner.

Harleysville National Corporation at times utilizes the Federal Home Loan Bank (FHLB) of Pittsburgh for overnight borrowings and term advances; Harleysville National Corporation also has the ability to borrow from the Federal Reserve through the discount window and from correspondent banks under our federal funds lines of credit. The amount loaned to Harleysville National Corporation is generally dependent on the value of the collateral pledged. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs. Any change or termination would have an adverse affect on Harleysville National Corporation’s liquidity and profitability.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not repurchase any shares of its stock under the Corporation’s stock repurchase programs during the first nine months of 2009. The maximum number of shares that may yet be purchased under the plans was 731,761 as of September 30, 2009. (1) The repurchased shares are used for general corporate purposes.

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

HARLEYSVILLE NATIONAL CORPORATION

Date:  November 9, 2009                                                                     /s/ Paul D. Geraghty
Paul D. Geraghty, President, Chief Executive Officer and
Director
(Principal executive officer)

Date:  November 9, 2009                                                                      /s/ George S. Rapp
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

(2.5)
Merger Agreement, dated as of July 26, 2009, by and between First Niagara Financial Group, Inc. and Harleysville National Corporation. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the Commission on July 28, 2009.)

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

Exhibit No	Description of Exhibits
(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, Footnote 10, “(Loss) Earnings Per Share,” of this Report on Form 10-Q.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
*	Management contract or compensatory plan arrangement.
**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.
***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.