Form 10-K
period 2009-12-31
HARLEYSVILLE NATIONAL CORP
filed 2010-03-12
CIK 702902

2009 ANNUAL REPORT
ON FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-15237

Harleysville National Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2210237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
483 Main Street, Harleysville, Pennsylvania	19438
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 256-8851
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $188,566,927 based on the June 30, 2009 closing price of the Registrant’s Common Stock of $4.71 per share.

As of March 9, 2010, there were 43,138,988 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

HARLEYSVILLE NATIONAL CORPORATION

FORM 10-K

Signatures	168

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

The Bank is a national banking association under the supervision of the Office of the Comptroller of the Currency (the OCC). The Corporation’s and the Bank’s legal headquarters are located at 483 Main Street, Harleysville, Pennsylvania 19438. HNC Financial Company’s legal headquarters is located at 2751 Centerville Road, Suite  164, Wilmington, Delaware 19808. HNC Reinsurance Company’s legal headquarters is located at 101 North First Avenue, Suite 2460, Phoenix, AZ 85003.

The Bank provides a full range of banking services including loans and deposits, investment management and trust and investment advisory services to individual and corporate customers located primarily in eastern Pennsylvania. The Bank engages in the full-service commercial banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and performing corporate pension and personal investment and trust services. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. As of December 31, 2009, the Bank had 83 branch offices located in Montgomery, Bucks, Chester, Berks, Carbon, Lehigh, Monroe, Northampton and Philadelphia counties, Pennsylvania.

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

Pending Merger

On July 26, 2009, the Corporation entered into an agreement and plan of merger with First Niagara Financial Group, Inc. (“First Niagara”), pursuant to which the Corporation will merger with and into First Niagara (the “Merger”).  The Merger was approved by the Corporation’s shareholders at a special meeting of shareholders held on January 22, 2010.  Pending and subject to the receipt of all required regulatory approvals, the Merger is expected to close in the second quarter of 2010.  See “Item 1A—Risk Factors—Risk Related to the Merger with First Niagara.”

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

Segments

The Corporation has two reportable operating segments: Community Banking and Wealth Management, as well as certain other non-reportable segments. As of December 31, 2009, the Wealth Management segment had assets under management of $3.3 billion. The Accounting Standards establish requirements for the way public business enterprises report information about operating segments. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate and assess resources and performance. The Corporation’s chief operating decision-maker is the President and Chief Executive Officer. For more detailed financial information pertaining to operating segments, see Item 8— Note 18 of the Consolidated Financial Statements which is herein incorporated by reference.

As of December 31, 2009, the Corporation had total assets of $5.2 billion, total shareholders’ equity of $261.6 million and total deposits of $3.9 billion.

As of December 31, 2009, the Corporation and the Bank employed approximately 892 full-time equivalent employees. The Corporation provides a variety of employment benefits and considers its relationships with its employees to be satisfactory.

Competition

The Bank competes actively with other eastern Pennsylvania financial institutions as well as with financial and non-financial institutions, many larger than the Bank, headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. The Bank is generally competitive with all competing institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts, interest rates charged on loans and fees for trust and investment advisory services. At December 31, 2009, the Bank’s legal lending limit to a single customer was $64.0 million. Many of the institutions with which the Bank competes are able to lend significantly more than this amount to a single customer.

Concentrations/Seasonality

The Corporation and its subsidiaries do not have any portion of their businesses dependent on a single or limited number of customers, the loss of which would have a material adverse effect on the Corporation’s business. No substantial portion of investments is concentrated within a single industry or group of related industries. The Corporation had no concentrations of credit extended to any specific industry that exceeded 10% of total loans at December 31, 2009. The businesses of the Corporation and its subsidiaries are not typically seasonal in nature.

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

Pending Legislation

Other than the FDIC insurance increase for 2009 and other regulatory matters as discussed subsequently, the Corporation’s management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation’s results of operations.

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

Capital Requirements / FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires that institutions be classified, based on their risk-based capital ratios into one of five defined categories, as illustrated below: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under these guidelines, the Bank was considered well capitalized for the total risk based, Tier 1 risk-based and Tier 1 leverage ratios as of December 31, 2009.  Unprecedented upheaval in the economy that has negatively impacted the credit and capital markets caused substantial “mark to market” discounts in connection with the acquisition of Willow Financial in December 2008. The Corporation does not believe that these “mark to market” valuations reflect a reduction in the realizable value of Willow Financial’s assets and expects to recover the discount through amortization in 2010 and beyond. Purchase accounting adjustments related to the Willow Financial acquisition caused the Bank’s total risk-based capital ratio to fall below the regulatory threshold for a well capitalized bank holding company as of December 31, 2008. The Bank has executed on its plan targeted to return to “well capitalized” by December 31, 2009.

	Total Risk Based Ratio	Tier 1 Risk Based Ratio	Tier 1 Leverage Ratio		Under a Capital Order or Directive
Capital category
Well capitalized	≥10.0%	≥6.0%	≥5.0%		YES
Adequately capitalized	≥8.0%	≥4.0%	≥4.0	%(1)
Undercapitalized	<8.0%	<4.0%	<4.0	%(1)
Significantly undercapitalized	<6.0%	<3.0%	<3.0%
Critically undercapitalized	Tangible equity capital ratio that is ≤ 2%

(1)	3.0% for those banks having the highest available regulatory rating.

On May 28, 2009, the Bank was advised that the OCC established higher minimum capital ratios for the Bank than the “well capitalized” ratios generally applicable to banks under current regulations. To be "well capitalized," banks generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. In the case of the Bank, however, the OCC established higher “individual minimum capital ratios “ (IMCR) requiring a Tier 1 leverage ratio of at least eight percent (8%) of adjusted total assets, a Tier 1 risk-based capital ratio of at least ten percent (10%) and a total risk-based capital ratio of at least twelve percent (12%) which the Bank was required to achieve by June 30, 2009. The Corporation’s efforts to raise capital prior to the deadline ultimately resulted in the planned merger with First Niagara, which was announced on July 28, 2009. In addition, the Corporation elected to reduce and subsequently suspend its cash dividends on its common stock beginning with the third quarter of 2009 and to defer quarterly interest payments on its outstanding subordinated debentures until further notice, beginning with the interest payments that were due on September 15, 2009. These actions were taken to conserve capital.

During December 2009, First Niagara entered into a loan transaction to recapitalize the Bank. As of December 31, 2009, the Corporation borrowed the full $50.0 million available under the credit facility from First Niagara which was contributed to the Bank as Tier 1 capital, allowing it to meet the general regulatory capital ratios of a “well capitalized” bank for the first time since September 2008. The Corporation’s regulatory capital ratios as of December 31, 2009 included total risk-based capital of 10.64%, Tier 1 risk-based capital of 9.38% and a Tier 1 leverage capital of 6.33%. The Bank’s regulatory capital ratios as of December 31, 2009 included total risk-based capital of 11.65%, Tier 1 risk-based capital of 10.39% and a Tier 1 leverage capital of 7.01%. While these capital ratios are above the “well capitalized” requirements, they are below the Bank’s higher IMCR requirements established by the OCC. In connection with the capital infusion, the OCC extended the deadline for compliance with the IMCR from June 30, 2009 to March 31, 2010, subject to continued compliance with “well capitalized” ratios achieved upon receipt of the First Niagara loan proceeds. Effective March 4, 2010, this deadline was further extended to May 31, 2010. First Niagara is also prepared to buy up to $80 million in commercial and commercial real estate loan participations from the Corporation and has purchased $63.2 million as of December 31, 2009. These purchases allow the Corporation to originate loans on behalf of First Niagara via a correspondent relationship, both of which will further enhance the Corporation’s regulatory capital ratios and boost lending activities.

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

In December 2008, the FDIC approved a final rule which raised assessment rates uniformly by seven basis points for the first quarter of 2009 only. The FDIC established new assessment rates effective April 1, 2009. As a result, the assessment rates subsequent to the first quarter of 2009 were significantly higher than in 2008. The Bank estimates that its FDIC assessment for the first quarter of 2010 will be approximately $3.2 million.

On November 12, 2009, the FDIC adopted a final rule that requires all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The Corporation was exempt from the prepayment as a result of the pending merger with First Niagara.

    In addition, all insured institutions are required to pay a Financing Corporation (FICO) assessment. FICO is a government agency-sponsored entity that was formed to borrow money necessary to carry out the closing and disposition of failed thrift institutions in the 1980’s. The annual FICO rate for all insured institutions as of December 31, 2009 was 1.04 basis points. These assessments are revised quarterly and will continue until the bonds mature in the year 2019. The Bank paid FICO premiums of $424,000 in 2009.

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

The Corporation maintains an allowance for loan losses at a level management believes is sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, or the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Corporation’s results of operations in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. If economic conditions weaken in the geographic region served by the Corporation, the allowance may not be sufficient to cover actual loan losses, which could materially adversely affect our profitability.

The Corporation’s ability to pay dividends is subject to limitations.

The Corporation is a bank holding company and its operations are conducted by direct and indirect subsidiaries, each of which is a separate and distinct legal entity. Substantially all of the Corporation’s assets are held by its direct and indirect subsidiaries.

The Corporation’s ability to pay dividends depends on its receipt of dividends from its direct and indirect subsidiaries. Its principal banking subsidiary, Harleysville National Bank, is its primary source of dividends. Dividend payments from its banking subsidiaries are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that the Corporation’s subsidiaries will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future.  Additionally, beginning in the third quarter of 2009, the Corporation stopped paying dividends on its common stock in order to conserve capital. The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

The Bank’s operations are concentrated in eastern Pennsylvania and to a lesser degree central and southern New Jersey and Delaware. As a result of this geographic concentration, the Corporation’s financial results may correlate to the economic conditions in this area. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic areas depend, or a general decline in economic conditions may adversely affect the quality of the loan portfolio (including the level of non-performing assets, charge offs and provision expense) and the demand for products and services, and accordingly, the Corporation’s results of operations. The Corporation's market area has been subject to a prolonged economic downturn, which has led to a decline in the quality of the loan portfolio.  Economic conditions could continue to adversely effect the Corporation's financial results.  Inflation has some impact on the Corporation’s and the Bank’s operating costs.

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

The capital and credit markets have been experiencing volatility and disruption for more than two years. In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.  If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Corporation will not experience adverse effects, which may be material, on its liquidity, financial condition and/or profitability.

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

If the Corporation concludes that the decline in value of any of its investment securities is other than temporary, the Corporation will be required to write down the credit-related portion of the impairment of that security through a charge to earnings.

Harleysville National Corporation reviews its investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Corporation’s investment securities has declined below its carrying value, the Corporation is required to assess whether the decline is other than temporary. If the Corporation concludes that the decline is other than temporary, it will be required to write down the credit-related portion of the impairment of that security through a charge to earnings. Due to the complexity of the calculations and assumptions used in determining whether an asset, such as a pooled trust preferred security, is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

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

Risks related to the Merger with First Niagara Financial Group, Inc. (“First Niagara”)

The Merger Agreement May Be Terminated in Accordance With Its Terms and The Merger May Not Be Completed.

The agreement and plan of merger (the “Merger Agreement” by and between Harleysville National Corporation and First Niagara is subject to a number of conditions which must be fulfilled in order to close. Those conditions include: regulatory approval, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements. Certain circumstances exist where Harleysville National Corporation may choose to terminate the merger agreement, including the acceptance of a superior proposal or the decline in First Niagara’s share price to below $9.28 as of the first date when all regulatory approvals for the merger have been received combined with such decline being at least 20% greater than a corresponding price decline of the Nasdaq Bank Index, with no adjustment made to the exchange ratio by First Niagara. Under such circumstances, First Niagara may, but is not required to, increase the exchange ratio in order to avoid termination of the merger agreement. First Niagara has not determined whether it would increase the exchange ratio in order to avoid termination of the merger agreement by Harleysville National Corporation. There can be no assurance that the conditions to closing the merger will be fulfilled or that the merger will be completed.

Termination of the Merger Agreement Could Negatively Impact Harleysville National Corporation.

First Niagara may terminate the Merger Agreement for the reasons set forth in the Merger Agreement. If the Merger Agreement is terminated, there may be various consequences including:

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

Regulatory Approvals for the Merger May Not be Received, May Take Longer Than Expected or May Impose Conditions That are Not Presently Anticipated or Cannot be Met.

Before the transactions contemplated in the Merger Agreement may be completed, various approvals or consents must be obtained from the Office of the Comptroller of the Currency (the “OCC”), and the Federal Reserve Bank. These governmental entities, including the OCC, may impose conditions on the completion of the merger or the bank merger or require changes to the terms of the Merger Agreement. Although Harleysville National Corporation does not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the transactions contemplated in the Merger Agreement or imposing additional costs on or limiting First Niagara’s revenues, any of which might have a material adverse effect on First Niagara following the merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

If the Merger Agreement is Terminated, Certain Pre-Merger Transactions Between First Niagara and Harleysville National Corporation Designed to Alleviate Regulatory Pressure on Harleysville National Bank May Not Have Their Intended Results.

On May 28, 2009, the OCC imposed an individual minimum capital requirement on Harleysville National Bank, requiring it to increase its regulatory capital ratios. To enable Harleysville National Bank to achieve and maintain capital ratios consistent with those of a “well-capitalized” institution not subject to individual minimum capital ratios pending completion of the merger, and to address the OCC’s supervisory concerns, in the fourth quarter of 2009, First Niagara loaned $50 million to Harleysville National Corporation, the proceeds of which were contributed to Harleysville National Bank as Tier One capital. The loan is secured by a pledge of all of the stock of Harleysville National Bank. If the Merger Agreement is terminated, Harleysville National Corporation will have between 30 and 90 days to repay the loan to First Niagara (subject to immediate acceleration if Harleysville National Bank is “significantly undercapitalized” under regulatory standards).

If Harleysville National Corporation cannot repay the loan by its due date, First Niagara could foreclose on the stock of Harleysville National Bank under the pledge security agreement. There can be no assurance that Harleysville National Corporation will be able to raise funds sufficient to repay the loan from First Niagara if the merger agreement is terminated.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Overview.”

If the Merger is Not Consummated by May 31, 2010, Additional Restrictions May be Imposed Upon Harleysville National Bank and Trust Company  by its Regulators.

On May 5, 2009, Harleysville National Bank and Trust Company (the “Bank”) was advised by the OCC that the deadline by which the Bank must meet certain individual minimum capital ratios had been extended from March 31, 2010 to May 31, 2010.  If the Merger is not consummated by May 31, 2010 and the Bank cannot meet the individual minimum capital ratios by that date, the OCC could impose additional regulatory restrictions on the Bank, which could materially adversely impact the Bank and, as a result, the operating results and financial condition of the Corporation.

Harleysville National Corporation’s Asset Quality May Deteriorate Prior to Completion of the Merger.

    Harleysville National Corporation’s nonperforming assets were $133.6 million at December 31, 2009 compared to $78.5 million at December 31, 2008. Nonperforming assets as a percentage of total assets were 2.58% at December 31 compared to 1.43% at December 31, 2008. Net charge-offs for the fourth quarter of 2009 were $15.1 million compared to $2.6 million in the same period of 2008. The allowance for credit losses increased to $66.6 million at December 31, 2009, compared to $50.0 million at December 31, 2008. Should these adverse trends continue, they may have an adverse effect on Harleysville National Corporation’s financial and capital positions, and may differ from First Niagara’s estimates thereof.

First Niagara Could Record Future Impairment Losses on Harleysville National Corporation’s Holdings of Investment Securities Available For Sale. First Niagara May Not Receive Full Future Interest Payments on These Securities.

    Harleysville National Corporation’s investment portfolio of securities available for sale includes trust preferred securities, private label collateralized mortgage obligations, collateralized debt obligations and equity securities. Harleysville National Corporation recognized other than temporary impairment charges totaling approximately $9.4 million for the year ended December 31, 2009 as a result of impairment charges mainly on collateralized debt obligations as well as collateralized mortgage obligations and certain equity securities. If the merger with Harleysville National Corporation is completed, First Niagara will take ownership of these securities. A number of factors or combinations of factors could cause First Niagara to conclude in one or more future reporting periods that an unrealized loss that exists with respect to these securities constitutes an additional impairment that is other than temporary, which could result in material losses to First Niagara. These factors include, but are not limited to, continued failure to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render First Niagara unable to forecast a full recovery in value. In addition, the fair values of these investment securities could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

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

Harleysville National Corporation Shareholders Cannot Be Certain of the Market Value of The Merger Consideration They Will Receive Because the Market Price of First Niagara Common Stock Will Fluctuate.

Upon completion of the merger, each share of Harleysville National Corporation common stock will be converted into merger consideration consisting of 0.474 shares of First Niagara common stock. The market value of the merger consideration may vary from the closing price of First Niagara common stock on the date it announced the merger, on the date of the special meeting of the Harleysville National Corporation shareholders and on the date it completes the merger and thereafter. Any change in the market price of First Niagara common stock prior to completion of the merger will affect the market value of the merger consideration that Harleysville National Corporation shareholders will receive upon completion of the merger. Accordingly, Harleysville National Corporation shareholders will not know or be able to calculate with certainty the market value of the merger consideration they would receive upon completion of the merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in its respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond First Niagara’s control.

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

The Merger Agreement Limits Harleysville National Corporation’s Ability to Pursue Alternatives to the Merger and Raise Capital.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, limit Harleysville National Corporation’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of Harleysville National Corporation. In addition, Harleysville National Corporation has agreed to pay First Niagara a termination fee in the amount of $10.0 million in the event that Harleysville National Corporation terminates the merger agreement for certain reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Harleysville National Corporation from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquiror’s proposing to pay a lower per share price to acquire Harleysville National Corporation than it might otherwise have proposed to pay. Harleysville National Corporation can consider and participate in discussions and negotiations with respect to an alternative proposal so long as the Harleysville National Corporation board of directors determines in good faith (after consultation with legal counsel) that failure to do so would be reasonably likely to result in a violation of its fiduciary duties to Harleysville National Corporation shareholders under applicable law. Moreover, the Merger Agreement restricts the Corporation’s ability to solicit additional capital, which may be needed to meet certain regulatory requirements or to fund day-to-day operations.

The Merger is Subject to the Receipt of Consents and Approvals From Government Entities that May Impose Conditions that Could Have an Adverse Effect on the Combined Company Following the Merger.

Before the merger may be completed, various approvals or consents must be obtained from the Office of Thrift Supervision and other governmental entities. These government entities, including the Office of the Comptroller of the Currency, may impose conditions on the completion of the merger or require changes to the terms of the merger. Although First Niagara and Harleysville National Corporation do not currently expect that any such material conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of First Niagara following the merger, any of which might have a material adverse effect on First Niagara following the merger.

The Merger is Subject to Closing Conditions, that, if Not Satisfied or Waived, Will Result in the Merger Not Being Completed, Which May Result in Material Adverse Consequences to Harleysville National Corporation’s Business and Operations.

The merger is subject to closing conditions that, if not satisfied, will prevent the merger from being completed. In addition to the required approvals and consents from governmental, the merger is subject to other conditions beyond First Niagara’s and Harleysville National Corporation’s control that may prevent, delay or otherwise materially adversely affect its completion. First Niagara and Harleysville National Corporation cannot predict whether and when these other conditions will be satisfied.

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

The principal executive offices of the Corporation and of the Bank are located in Harleysville, Pennsylvania in two, two-story office buildings leased by the Bank, one built in 1929 and the other in 2007. The Bank owns the buildings in which twenty-four of its branches are located and leases space for the other sixty-four branches from unaffiliated third parties under leases expiring at various times through 2037.

Office	Office Location	Owned/Leased
Airport Village	102 Airport Road, Coatesville, PA	Leased
Allentown	1602 Allen Street, Allenton, PA	Leased
Audubon	2624 Egypt Road, Norristown, PA	Owned(2)
Avondale	119 Pennsylvania Avenue, Avondale, PA	Owned
Bethlehem	4510 Bath Pike, Bethlehem, PA	Leased
Blue Bell	20 West Skippack Pike, Ambler PA	Owned(2)
Boyertown	Rt. 100 and Bause Road, Boyertown, PA	Leased
Brandywine Square	82 Quarry Road, Downingtown, PA	Leased
Bustleton	9869 Bustleton Avenue, Philadelphia, PA	Leased
Cedar Crest	1251 S Cedar Crest Blvd, Allentown, PA	Leased
Chalfont	251 West Butler Avenue, Chalfont, PA	Leased
Coatesville	112 East Lincoln Highway, Coatesville, PA	Leased
Collegeville	364 East Main Street, Collegeville, PA	Owned
Conshohocken	101 Ridge Pike, Conshohocken, PA	Owned(2)
Devon	414 Lancaster Avenue, Devon, PA	Leased
Dorneyville	3570 Hamilton Boulevard, Allentown, PA	Leased
Douglassville	1191 West Ben Franklin Highway, Douglassville, PA	Leased
Downingtown	100 E. Lancaster Avenue, Downingtown, PA	Leased
Doylestown	500 East Farm Lane, Doylestown, PA	Owned(2)
Dresher	701 Twining Road, Dresher, PA	Leased
Eagle	300 Simpson Drive, Chester Springs, PA	Leased
East Norriton	450 East Germantown Pike, East Norriton, PA	Owned(2)
Emmaus	731 Chestnut St, Emmaus, PA	Owned
Emmaus	502 State Ave, Emmaus, PA	Owned
Emmaus High School	500 Macungie Ave, Emmaus, PA	Leased
Exton	601 N. Pottstown Pike, Exton, PA	Leased
Feasterville	220 East Street Road, Feasterville, PA	Leased
Flourtown	1851 Bethlehem Pike, Flourtown, PA	Leased
Fogelsville	861 N. Rt. 100, Fogelsville, PA	Owned
Foulkeways	1120 Meetinghouse Road, Gwynedd, PA	Leased
Frazer	200 West Lancaster Avenue, Frazer, PA	Leased(3)
Gilbertsville	1050 East Philadelphia Avenue, Gilbertsville, PA	Leased
Harleysville Campus	483 Main Street, Harleysville, PA	Leased
Harleysville-Meadowbrook	278 Main Street, Harleysville, PA	Owned(2)
Hatboro	2 North York Road, Hatboro, PA	Leased
Hatfield	1632 Cowpath Road, Hatfield, PA	Leased
Horsham	955 Horsham Road, Horsham, PA	Leased
Huntington Valley	761 Huntingdon Pike, Huntingdon Valley, PA	Leased
Kennett Square	838 East Baltimore Pike, Kennett Square, PA	Owned(5)
King of Prussia	170 S. Warner Road, Suite 100, Wayne, PA	Leased
Kresgeville	Route 209, Kresgeville, PA	Leased
Lansdale-Marketplace	1551 Valley Forge Road, Lansdale, PA	Owned(2)
Lansdale-North Broad	1804 North Broad Street, Lansdale, PA	Leased
Lansford	13-15 West Ridge Street, Lansford, PA	Leased
Lehigh Township	4421 Lehigh Drive, Walnutport, PA	Leased

Office	Office Location	Owned/Leased
Lehighton	904 Blakeslee Blvd, Lehighton, PA	Leased
Limerick	260 West Ridge Pike, Limerick, PA	Leased
Macungie	201 W Main St, Macungie, PA	Owned(2)
Malvern(1)	30 Valley Stream Parkway, Malvern, PA	Leased
Maple Glen	732 Norristown Road, Maple Glen, PA	Leased
Meadowood	3205 Skippack Pike, Worcester, PA	Leased
Mertztown	951 State Street, Mertztown, PA	Leased
Normandy Farms	Morris Road & Route 202, Blue Bell, PA	Leased
North Wales (North Penn)	1498 North Wales Road, North Wales, PA	Leased
North Wales	122 N. Main Street, North Wales, PA	Leased
Oxford	499 North 3rd Street, Oxford, PA	Leased
Palmerton	372 Delaware Avenue, Palmerton, PA	Leased
Peter Becker Community	815 Maplewood Drive, Harleysville, PA	Leased
Pottstown Center	Rt. 100 and Shoemaker Road, Pottstown, PA	Owned(2)
Pottstown-Coventry	2 Glocker Way, Pottstown, PA	Owned(2)
Pottstown-East End	1450 East High Street, Pottstown, PA	Owned(2)
Pottstown-North End	930 North Charlotte Street, Pottstown, PA	Leased
Pottstown-Train Station	One Security Plaza, Pottstown, PA	Leased
Quakertown Main	224 West Broad Street, Quakertown, PA	Owned
Red Hill	400 Main Street, Red Hill, PA	Leased
Roslyn Valley	1331 Easton Road, Roslyn, PA	Leased
Royersford	440 W. Linfield-Trappe Road, Royersford, PA	Owned(2)
Sellersville	209 North Main Street, Sellersville, PA	Leased
Skippack	3893 Skippack Pike, Skippack, PA	Leased
Slatington	502 Main Street, Slatington, PA	Leased
Slatington Handi-Bank	701-705 Main Street, Slatington, PA	Leased
Somerton	11730 Bustleton Avenue, Philadelphia, PA	Leased
Souderton	702 Route 113, Souderton, PA	Owned(2)
Southampton	735 Davisville Road, Southampton, PA	Leased
Spring House(1)	1017 North Bethlehem Pike, Spring House, PA	Leased
Summit Hill	2 East Ludlow Street, Summit Hill, PA	Leased
Thorndale	3909 Lincoln Highway, Downingtown, PA	Leased
Trainers Corner	120 North West End Boulevard, Quakertown, PA	Leased
Trexlertown	6890 Hamilton Blvd, Trexlertown, PA	Owned
Warminster	190 Veterans Way, Warminster, PA	Owned(2)
Warminster Square	1555 West Street Road, Warminster, PA	Leased
West Chester	16 E. Market Street, West Chester, PA	Leased
Westtown	1197 Wilmington Pike, West Chester, PA	Leased
Whitehall	2985 MacArthur Rd, Whitehall, PA	Owned
Willow Grove	9 Easton Road, Willow Grove, PA	Owned(4) (5)
Wyomissing(1)	2800 State Hill Road, Wyomissing, PA	Leased

Additional Office Space
Commercial Business Development	650 Sentry Parkway, Blue Bell, Pa	Leased
Harleysville National Bank Trust Department(1)	1690 Sumneytown Pike, Lansdale, PA	Leased
Cornerstone Financial Consultants	1802 Hamilton, Allentown PA	Leased
Cornerstone Financial Consultants – McPherson	8320 Bellona Ave, Towson, MD	Leased

Office	Office Location	Owned/Leased
Cornerstone Institutional Investments	74 West Broad St, Bethlehem, PA	Leased
Cornerstone Advisor Asset Management	74 West Broad St., Bethlehem, PA	Leased
HNC Financial Company	2751 Centerville Rd, Wilmington, DE	Leased
HNC Reinsurance Company	101 North First Avenue, Phoenix, AZ	Leased
Harleysville Management Services	474 Main St, Harleysville, Pa	Owned
BeneServ, Inc.	453 Baltimore Pike, Springfield, Pa	Leased
___________
(1)	Locations include Millennium Wealth Management and Private Banking offices.
(2)	Branch buildings are owned by the Bank and the land is leased.
(3)	The branch facility at this location is owned. There is also a drive-up facility at this location that is leased.
(4)	Includes the lease of an easement at this location.
(5)	Branch buildings are rented but land is owned.

In management's opinion, all of the above properties are in good condition and are adequate for the Registrant's and the Bank’s purposes.

Item 3.                      Legal Proceedings

In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity. Certain legal proceedings in which we are involved are described below:

In connection with the Corporation’s proposed merger with First Niagara, the Corporation has been named as a defendant in seven, substantially similar actions currently pending in the Court of Common Pleas of Montgomery County, Pennsylvania (the Seibert, McAuvic and Shoemaker matters) and the Court of Common Pleas of Philadelphia County, Pennsylvania (the Davis, Forbes, Silver and Valerius matters).  These complaints each charge that the Corporation and its directors breached their fiduciary duties to the Corporation’s shareholders by failing to negotiate a fair price for the Corporation’s stock in the merger.  In addition, the plaintiffs claim that the process leading to the proposed merger was unfair.  The Seibert and McAuvic complaints also allege that First Niagara aided and abetted the breaches of fiduciary duty by the Corporation and its directors.  The complaints seek to enjoin the proposed merger and to recover money damages. The Corporation believes the claims in the complaints are without merit.  All seven state cases are currently stayed.

On January 6, 2010, the plaintiffs in the Seibert and McAuvic cases moved to lift the stay of proceedings previously stipulated by the parties, and sought an order granting expedited discovery and scheduling a preliminary injunction hearing. On January 7, 2010, the Court denied plaintiffs’ motions in their entirety.

In December 2009 and January 2010, three lawsuits (Valerius v. Geraghty, et al; Shoemaker v. Geraghty, et al.; and Maffia v. Geraghty et al.) were filed against the Corporation in the United States District Court for the Eastern District of Pennsylvania.  All three complaints named the Corporation and its directors and First Niagara as defendants and asserted that the Corporation’s proxy statement sent to shareholders in connection with the proposed merger was incomplete and materially misleading.  On February 8, 2010, the plaintiffs in the Shoemaker action voluntarily dismissed their case with prejudice.  On February 26, 2010, plaintiffs in the Valerius and Maffia actions voluntarily dismissed their cases with prejudice.  All three cases have been marked as closed.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth high and low closing sales prices for the Corporation’s common stock and quarterly cash dividends paid per share for 2009 and 2008. The Corporation’s stock is traded under the symbol “HNBC” on the NASDAQ Global Select Market. For certain limitations on the Bank’s ability to pay dividends to the Corporation, see Item 1, “Supervision and Regulation—Bank” and Item 8, Note 21, “Notes to Consolidated Financial Statements—Regulatory Capital.”

Price of Common Stock and Cash Dividends

2009	High Price	Low Price	Cash dividends per share
First Quarter	$14.45	$4.18	$0.10
Second Quarter	9.86	4.60	0.01
Third Quarter	6.11	3.75	—
Fourth Quarter	6.63	5.47	—

2008	High Price	Low Price	Cash dividends per share
First Quarter	$15.84	$12.50	$0.20
Second Quarter	15.24	11.16	0.20
Third Quarter	19.65	10.77	0.20
Fourth Quarter	16.86	11.27	0.20

At December 31, 2009, there were 5,474 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

 The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares will be used for general corporate purposes. The Corporation did not repurchase any shares of its stock under the Corporation’s stock repurchase programs during 2009. The maximum number of shares that may yet be purchased under the plans was 731,761 as of December 31, 2009. The repurchased shares are used for general corporate purposes. On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (restated for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9% of its outstanding common stock. The Corporation is precluded from purchasing its outstanding common stock under the terms of the merger agreement with First Niagara.

Equity Compensation Plan Information

The following table provides information about shares of the Corporation’s stock that may be issued under existing equity compensation plans as of December 31, 2009:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A) (#)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights (B) ($)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected In Column (A) (C)(#)
Equity Compensation Plans Approved by Stockholders	1,401,561(1)	$15.89 per share	914,752
Equity Compensation Plans Not Approved by Stockholders	-0-(2)	-0-	22,695
TOTAL	1,401,561	$15.89 per share	937,447

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

Additional information on the Corporation’s equity compensation plans included under Item 8, Note 2, “Notes to Consolidated Financial Statements—Stock-Based Compensation and Note 15, “Stock-Based Compensation,” is incorporated herein by reference.

Performance Graph

The following graph contains a comparison of the cumulative total returns on Harleysville National Corporation’s common stock against the cumulative total returns of the NASDAQ Stock Market (U.S. companies) Index and the NASDAQ Bank Stocks Index for the period of five fiscal years commencing December 31, 2004, and ending December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in the Corporation’s common stock, the NASDAQ Stock Market (US companies) and NASDAQ Banks. The cumulative returns assume the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Zack's Total Return Annual Comparison
Five-Year Cumulative Total Return Summary

	2004	2005	2006	2007	2008	2009

Harleysville National Corporation	100.00	78.06	86.06	68.14	71.57	32.36
NASDAQ Stock Market (US Companies)	100.00	102.13	112.18	121.67	58.64	84.30
NASDAQ Banks Index	100.00	97.69	109.63	86.90	63.36	53.09

Notes:
Corporate Performance Graph with peer group uses peer group only performance (excludes only company).
Peer group indices use beginning of period market capitalization weighting.

* Source: Zacks Investment Research, Inc.

Item 6.                      Selected Financial Data
	Year Ended December 31,
	2009(1)		2008(2)	2007(3)	2006(4)	2005
	(Dollars in thousands, except per share information)
Income and expense
Interest income	$230,811		$206,294	$194,561	$178,941	$151,739
Interest expense	100,938		102,154	112,127	95,768	64,618
Net interest income	129,873		104,140	82,434	83,173	87,121
Provision for loan losses	58,321		15,567	10,550	4,200	3,401
Net interest income after provision for loan losses	71,552		88,573	71,884	78,973	83,720
Noninterest income	63,658		46,217	43,338	45,348	29,990
Noninterest expense	367.742		104,622	81,355	70,830	62,479
(Loss) income before income taxes	(232,532)		30,168	33,867	53,491	51,231
Income tax (benefit) expense	(13,057)		5,075	7,272	14,076	12,403
Net (loss) income	$(219,475)		$25,093	$26,595	$39,415	$38,828
Per share information(5)
Basic (loss) earnings	$(5.09)		$0.78	$0.91	$1.36	$1.34
Diluted (loss) earnings	(5.09)		0.78	0.90	1.34	1.32
Cash dividends paid	0.11		0.80	0.80	0.75	0.72
Book value (at year-end)	6.06		11.05	10.83	10.18	9.48
Basic average common shares outstanding	43,078,543		32,201,150	29,218,671	28,946,847	28,891,412
Diluted average common shares outstanding	43,078,543		32,364,137	29,459,898	29,353,128	29,490,216
Average balance sheet
Loans	$3,411,383		$2,585,101	$2,123,170	$2,014,420	$1,900,023
Investments	1,139,259		1,037,112	944,464	925,635	903,063
Other interest-earning assets	417,011		48,474	72,087	79,670	51,740
Total assets	5,381,470		3,997,972	3,371,304	3,229,224	3,039,186
Deposits	4,021,294		3,004,070	2,557,546	2,469,514	2,259,831
Borrowed funds	906,172		586,088	471,296	434,938	456,599
Shareholders’ equity	368,962		336,654	298,393	281,847	272,974
Balance sheet at year-end
Loans	$2,993,378		$3,685,244	$2,460,823	$2,047,355	$1,985,493
Investments	1,108,124		1,231,661	982,915	911,889	901,208
Other interest-earning assets	787,722		27,221	135,473	62,975	37,455
Total assets	5,187,796		5,490,509	3,903,001	3,249,828	3,117,359
Deposits	3,944,847		3,938,432	2,985,058	2,516,855	2,365,457
Borrowed funds	896,577		990,498	508,285	389,495	439,168
Shareholders’ equity	261,571		474,707	339,310	294,751	273,232
Performance ratios
Return on average assets	(4.08	) %	0.63%	0.79%	1.22%	1.28%
Return on average equity	(59.48)		7.45	8.91	13.98	14.22
Average equity to average assets	6.86		8.42	8.85	8.73	8.98
Dividend payout ratio	—		100.06	88.82	55.26	53.41
Net interest margin	2.78		3.04	2.82	2.95	3.27
Asset Quality Ratios
Nonperforming loans to total loans	4.39%		2.12%	0.90%	0.87%	0.42%
Net charge offs to average loans outstanding	1.22		0.23	0.36	0.14	0.10
Allowance for loan losses to total loans	2.23		1.36	1.11	1.03	1.00
Allowance for loan losses to nonperforming loans	50.73		65.00	124.5	119.9	238.2

(1)	The results of operations include a non-cash goodwill impairment charge of $214.5 million during the second quarter of 2009 resulting from the decrease in the market value of the Corporation’s stock.

(2)	The results of operations include the acquisition of the Willow Financial effective December 5, 2008.

(3)	The results of operations include the acquisition of East Penn Financial Corporation effective November 16, 2007 and the sale lease-back of bank properties during the fourth quarter of 2007.

(4)	The results of operations include the acquisition of the Cornerstone Companies effective January 1, 2006 and the sale of the Bank’s Honesdale branch effective November 10, 2006.

(5)	Adjusted for a five percent stock dividend effective September 15, 2006 and September 15, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Harleysville National Corporation (the Corporation), and its wholly owned subsidiaries—Harleysville National Bank and Trust Company (the Bank or Harleysville National Bank), HNC Financial Company and HNC Reinsurance Company. The Corporation’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. The information in Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Corporation’s consolidated financial statements and the accompanying footnotes under Item 8 and the Forward-Looking Statements as described on page 3 of this report on Form 10-K.

This document, including information included or incorporated by reference in this document, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Within this document, management may make projections and forward-looking statements regarding events or the future financial performance of Harleysville National Corporation. We wish to caution you that these forward-looking statements involve certain risks and uncertainties, including a variety of factors that may cause Harleysville National Corporation’s actual results to differ materially from the anticipated results expressed in these forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ include, but are not limited to, the following: inability to achieve merger-related synergies, the strategic initiatives and business plans may not be satisfactorily completed or executed, if at all; increased demand or prices for the Corporation’s financial services and products may not occur; changing economic and competitive conditions; technological developments; the effectiveness of the Corporation’s business strategy due to changes in current or future market conditions; effects of deterioration of economic conditions on customers specifically the effect on loan customers to repay loans; inability of the Corporation to raise or achieve desired or required levels of capital; the effects of competition, and of changes in laws and regulations, including industry consolidation and development of competing financial products and services; interest rate movements; relationships with customers and employees; challenges in establishing and maintaining operations; volatilities in the securities markets; and deteriorating economic conditions and other risks and uncertainties, including those detailed in the Corporation’s filing with the Securities and Exchange Commission.

When we use words such as “believes”, “expects”, “anticipates”, “estimates”, or “intends” or similar expressions, we are making forward-looking statements. Investors are cautioned not to place undue reliance on these forward-looking statements and are also advised to review the risk factors that may affect Harleysville National Corporation’s operating results in documents filed by Harleysville National Corporation with the Securities and Exchange Commission, including this document, the Annual Report on Form 10-K, the Quarterly Report on Form 10-Q and other required filings. Harleysville National Corporation assumes no duty to update the forward-looking statements made in this document.

Shareholders should note that many factors, some of which are discussed elsewhere in this report and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed or implied in our forward-looking statements contained or incorporated by reference in this document. These factors include but are not limited to those described in Item 1A, “Risk Factors”.

Critical Accounting Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform with U.S. generally accepted accounting principles (GAAP). The Corporation’s significant accounting policies are described in Note 2 of the consolidated financial statements and are essential in understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. In applying accounting policies and preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and the income and expense in the income statements for the periods presented. Therefore, actual results could differ significantly from those estimates. Judgments and assumptions required by management, which have, or could have a material impact on the Corporation’s financial condition or results of operations are considered critical accounting estimates. The following is a summary of the policies the Corporation recognizes as involving critical accounting estimates: Allowance for Loan Loss, Goodwill and Other Intangible Asset Impairment, Stock-Based Compensation, Fair Value Measurement of Investment Securities Available for Sale, inclusive of other-than-temporary impairment, and Deferred Taxes.

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

Goodwill and Other Intangible Asset Impairment:  Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. In 2009, management performed its annual review of goodwill and other identifiable intangibles. Management performed its review by reporting unit and identified goodwill impairment for the Community Banking segment of $214.5 million. This impairment resulted from the decrease in market value caused by underlying capital and credit concerns and was determined based upon the announced sale price of the Corporation to First Niagara Financial Group for $5.50 per share. As the Corporation’s annual analysis is performed using March 31 balances, the subsequent stock price decline and a June 2009 communication of Individual Minimum Capital Ratio requirements from the Office of the Comptroller of the Currency resulted in a subsequent impairment evaluation. This analysis was superseded as the announced merger with First Niagara provided an actual fair value for the Corporation. No impairment was identified relating to the Corporation’s Wealth Management segment or other identifiable intangible assets as a part of this annual review. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Fair Value Measurement of Investment Securities Available for Sale, inclusive of other-than-temporary impairment: The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Debt securities available for sale are mostly comprised of mortgage-backed securities as well as tax-exempt municipal bonds and U.S. government agency securities. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, including for equity securities, if the market value is below its cost for an extended period of time with low expectation of recovery or for debt securities, when it is probable that the contractual interest and principal will not be collected. The debt securities are monitored for changes in credit ratings, collateral adequacy, and the existence of deferrals or defaults. Adverse changes to any of these factors would affect the estimated cash flows of the underlying collateral or issuer. On a quarterly basis, the Corporation formally evaluates its investment securities for other-than-temporary impairment. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, such as 1) the length of time and the extent to which the fair value has been less than the amortized cost basis, 2) adverse conditions specifically related to the security, industry, or geographic area, 3) the historical and implied volatility of the fair value of the security, 4) the payment structure of the debt security, 5) failure of the underlying issuers to make scheduled interest or principal payments, 6) any changes to the rating of the security, and 7) recoveries or additional declines in fair value subsequent to the balance sheet date. Effective April 1, 2009, for debt securities deemed to be other than temporarily impaired, the Corporation uses cash flow modeling to determine the credit related portion of the loss. The credit portion of the loss is recognized through earnings and the noncredit portion on securities that the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery is recognized in other comprehensive income, net of tax. The Corporation recognized other-than-temporary impairment charges of $9.4 million during 2009 mainly as a result of deterioration in private label collateralized mortgage obligations, collateralized debt obligation investments in pooled trust preferred securities and several equity securities. The unrealized losses associated with the securities portfolio, that the Company is more likely than not to hold the securities until maturity, are not considered to be other-than temporary as of December 31, 2009 because the unrealized losses are primarily related to changes in interest rates and current market conditions, however, we do not see any negative effect on the expected cash flows of the underlying collateral or issuer. The unrealized losses are affecting all portfolio sectors with collateralized mortgage obligation securities and pooled trust preferred securities having the largest reductions.

Deferred Taxes:  The Corporation recognizes deferred tax assets and liabilities for the future effects of temporary differences, net operating loss carryforwards, and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are likely. If management determines that the Corporation may not be able to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value. The Corporation evaluated its deferred tax asset balance at December 31, 2009 for realizability. Management’s process included the analysis of prior carryback years and the evaluation of future income projections. Based upon this analysis, management believes that the deferred tax asset balance at December 31, 2009 is fully realizable.

The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Financial Overview

For the year ended December 31, 2009, the Corporation reported a net loss of $219.5 million, or $5.09 per share. This compares to net income of $25.1 million or $0.78 for 2008. The year-to-date 2009 net loss from operations was driven by a non-cash goodwill impairment charge of $214.5 million, resulting from the decrease in market value caused by underlying capital and credit concerns which was valued through the Agreement and Plan of Merger dated July 26, 2009 between First Niagara Financial Group, Inc, (First Niagara) and the Corporation pursuant to which the Corporation will be merged into First Niagara. The impairment effectively constituted the difference between the sale price of the Corporation to First Niagara for $5.50 per share, which established the fair value of the Corporation, compared to the Corporation’s book value per share of $10.75 prior to the impairment charge with further evaluation through the Corporation’s step two goodwill analysis.

The Corporation’s 2009 year-to-date results include a full year of income and expense resulting from the acquisition of Willow Financial Bancorp, Inc. (Willow Financial) effective December 5, 2008 and the related issuance of 11,515,366 shares of the Corporation common stock. The year-to-date results also included a $58.3 million provision for credit losses; a $9.4 million non-cash other-than–temporary impairment (OTTI) charge on investment securities; as well as professional fees of $5.3 million associated with recent corporate finance activities, including the pending merger with First Niagara Financial Group, Inc. (First Niagara) partially offset by a $11.4 million gain on sale of investment securities. During 2009, the provision for loan losses was $58.3 million, compared to $15.6 million 2008. The increase in the provision for loan losses reflects an increase in nonperforming assets to $133.6 million at December 31, 2009, up from $78.5 million at December 31, 2008.

During December 2009, First Niagara entered into a loan transaction with the Corporation to recapitalize the Bank. As of December 31, 2009, the Corporation borrowed the full $50.0 million available under the credit facility from First Niagara which was contributed to the Bank as Tier 1 capital, allowing it to meet the general regulatory capital ratios of a “well capitalized” bank for the first time since September 2008. The Corporation’s regulatory capital ratios as of December 31, 2009 included total risk-based capital of 10.64%, Tier 1 risk-based capital of 9.38% and a Tier 1 leverage capital of 6.33%. The general regulatory minimums for well capitalized designation are 10% for total risk-based capital, 6% for Tier 1 risk-based capital and 5% for a Tier 1 leverage capital. In connection with the capital infusion, the Office of the Comptroller of the Currency extended the deadline for compliance with higher “individual minimum capital ratios” (IMCR) from June 30, 2009 to March 31, 2010, subject to continued compliance with “well capitalized” ratios achieved upon receipt of the First Niagara loan proceeds. Effective March 4, 2010, this deadline was further extended to May 31, 2010, subject to the same conditions.

The following is an overview of the key financial highlights for 2009:

Total assets were $5.2 billion at December 31, 2009, a decrease of $302.7 million, or 5.5%, over $5.5 billion in total assets reported at December 31, 2008. Loans were $3.0 billion, a decrease of $712.6 million or 19.4% from $3.7 billion at December 31, 2008. The lower loan levels in all categories resulted mainly from increased refinancing activity and reduced origination volume as well as sales of first mortgage residential loans totaling $106.4 million, commercial loan participations totaling $82.8 million and indirect consumer installment loans totaling $47.3 million for a net loss of $1.8 million. Total deposits were $3.9 billion at both December 31, 2009 and 2008.

The return on average shareholders’ equity was -59.5% in 2009 compared to 7.45% in 2008. The return on average assets was -4.08% in 2009 compared to 0.63% in 2008. The decrease in these ratios during 2009 was primarily due to the net loss recorded in 2009.

Net interest income on a tax-equivalent basis increased $26.5 million, or 23.8%, for the year ending December 31, 2009, over the prior year. The net interest margin for 2009 decreased to 2.78% compared to 3.04% for 2008. The net interest margin decreased as a 102 basis point decrease in the yield on average earning assets of $5.0 billion was offset by a 87 basis point decrease in the cost of interest bearing liabilities of $4.4 billion.

Nonperforming assets increased $55.1 million to $133.6 million at December 31, 2009 from $78.5 million at December 31, 2008. Nonperforming assets as a percentage of total assets increased to 2.58% at December 31, 2009 from 1.43% at December 31, 2008. Net charge-offs increased $12.5 million for 2009 compared to 2008.

The allowance for credit losses increased to $66.6 million at December 31, 2009 compared to $50.0 million at December 31, 2008.

Noninterest income increased $17.4 million or 37.7% during 2009. Gains from mortgage banking loan sales increased $8.5 million and service charges on deposits increased $3.8 million over 2008 mainly due to the Willow Financial acquisition. Net gains on sales of investment securities increased $8.8 million as compared to 2008. Other income increased $4.1 million during 2009 driven by increases in ATM and point of sale fee income and a $1.7 million gain recorded in the first quarter of 2009 on the sale of the Bank’s merchant credit card business. These increases were partially offset by an increase in other-than-temporary impairment charges on available for sale securities of $7.5 million from 2008.

Noninterest expense increased $263.1 million or 251.5% in 2009 as compared to 2008. This increase was primarily due to the previously aforementioned goodwill impairment charge of $214.5 million and the Willow Financial acquisition.  Federal Deposit Insurance Corporation (FDIC) assessments increased $11.4 million mostly due to the Bank’s higher premium rate assessed by the FDIC and the FDIC’s one-time uniform special assessment of $2.6 million during the second quarter of 2009, as well as deposits acquired from Willow Financial. Professional fees increased $7.7 million primarily due to recent corporate finance activities, including the pending merger with First Niagara.  Occupancy expense increased $5.4 million due primarily to the Willow Financial acquisition.

Pending Merger with First Niagara Financial Group, Inc.

On July 27, 2009, the Corporation and First Niagara Financial Group, Inc., the holding company for First Niagara Bank, announced that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated July 26, 2009, which sets forth the terms and conditions pursuant to which the Corporation will merge with and into First Niagara in a transaction valued at approximately $237 million. Under the terms of the Merger Agreement, stockholders of the Corporation will receive 0.474 shares of First Niagara stock for each share of common stock they own, representing a premium of about 37.5% based on the Corporation’s closing price on July 24, 2009 of $4.00 per share. The exchange ratio is based on First Niagara’s five-day average closing stock price of $11.60 on July 22, 2009. The exchange ratio is subject to downward adjustment if loan delinquencies of Harleysville National Bank and Trust Company exceed specified amounts. During the second quarter of 2009, the Corporation recorded a goodwill impairment charge of $214.5 million, resulting from the decrease in market value caused by underlying capital and credit concerns which was valued through the Merger Agreement. The impairment effectively constituted the difference between the sale price of the Corporation to First Niagara for $5.50 per share, which established the fair value of the Corporation, compared to the Corporation’s book value per share of $10.75 prior to the impairment charge with further evaluation through the Corporation’s step two goodwill analysis. See Note 9 – Goodwill and Other intangibles for further information.

The Boards of Directors of the Corporation and First Niagara and the Corporation’s shareholders have approved the Merger Agreement and the merger, but the transaction remains subject to regulatory approval and other customary closing conditions. The merger is intended to qualify as reorganization for federal income tax purposes, such that shares of the Corporation exchanged for shares of First Niagara will be issued to the Corporation’s shareholders on a tax-free basis.

The Merger Agreement provides for a downward adjustment to the merger consideration to be received by the Corporation’s shareholders if the amount of the Bank’s delinquent loans equals or exceeds $237.5 million as of any month end prior to the closing date of the merger, excluding any month end subsequent to February 28, 2010. For purposes of this calculation, “delinquent loans” is defined as the sum of non-performing assets, loans 30 to 89 days delinquent, and cumulative charge-offs subsequent to the signing of the agreement. By this definition, at February 28, 2010, delinquent loans were $190.8 million.

Dispositions/Acquisitions

During 2009, the Corporation sold loans held for investment of approximately $236.5 million for a net loss of $1.8 million. The sales consisted of first mortgage residential loans totaling $106.4 million, commercial loan participations totaling $82.8 million and indirect consumer installment loans totaling $47.3 million. The loans were sold without recourse and subject to customary sale conditions. The loan sales were part of the Corporation’s strategy to reduce assets and thereby build capital and increase liquidity. Additionally, the Corporation decided to exit from the indirect lending business effective June 30, 2009 in order to use capital to build relationship-based business with customers.

Effective December 5, 2008, the Corporation completed its acquisition of Willow Financial Bancorp and its wholly owned subsidiary, Willow Financial Bank (collectively, “Willow Financial”). At the acquisition date, Willow Financial had approximately $1.6 billion in assets with 29 branch offices in southeastern Pennsylvania. In conjunction with this transaction, the Corporation also acquired BeneServ, Inc., a respected provider of employee benefits services. The merger delivered a significant market share in Chester County, increased the Corporation’s market presence in Bucks and Montgomery counties, and established a new market presence in Philadelphia County. The Corporation acquired 100% of the outstanding shares of Willow Financial. Willow Financial shareholders received 0.73 shares of the Corporation’s common stock for each share of Willow Financial common stock they held with cash paid in lieu of fractional shares. The purchase price was $13.79 per common share and was based upon the average of the closing prices for the Corporation’s common stock on the agreement date and for two days before and two days after the agreement date and the agreement date. The Corporation issued 11,515,366 shares of common stock, incurred $8.1 million in acquisition costs which were capitalized and converted stock options with a fair value of $2.0 million for a total purchase price of $168.9 million. Willow Financial’s results of operations are included in the Corporation’s results from the date of acquisition, December 5, 2008.

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

Effective November 16, 2007, the Corporation completed its acquisition of East Penn Financial Corporation and its wholly owned subsidiary, East Penn Bank (collectively, “East Penn Financial”). At the acquisition date, East Penn Financial had approximately $451.1 million in assets with nine banking offices located in Lehigh, Northampton and Berks Counties. The acquisition expanded the branch network of the Corporation in the Lehigh Valley and its opportunity to provide East Penn customers with a broader mix of products and services. As part of the merger agreement, East Penn Bank continues to operate under the East Penn name and logo, and has become a division of the Bank. Nine of the Bank’s existing branches were transferred to the East Penn division including those in Lehigh, Carbon, Monroe, and Northampton Counties. The Corporation acquired 100% of the outstanding shares of East Penn Financial for a total purchase price of $91.3 million. East Penn Financial shareholders received 2,432,771 shares of the Corporation’s common stock and $49.9 million for all outstanding common shares. East Penn Financial option holders received $792,000 and options to acquire 25,480 shares of the Corporation’s common stock in exchange for all outstanding options. East Penn Financial’s results of operations are included in the Corporation’s results from the date of acquisition, November 16, 2007.

For a five-year summary of financial information, see Item 6, “Selected Financial Data,” which is incorporated herein by reference.

For quarterly information for 2009 and 2008, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fourth Quarter 2009 Results,” and Table 16, “Selected Quarterly Financial Data,” which are incorporated herein by reference.

Investment Securities

Debt and equity securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. The net effect of unrealized gains or losses, caused by marking an available for sale portfolio to market, causes fluctuations in the level of shareholders’ equity and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate. On a quarterly basis, the Corporation formally evaluates its investment securities for other-than-temporary impairment. Effective April 1, 2009, for debt securities deemed to be other-than-temporarily impaired, the Corporation uses cash flow modeling to determine the credit related portion of the loss. The credit portion of the loss is recognized through earnings and the noncredit portion on securities that the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery is recognized in other comprehensive income, net of tax.

Investment securities and other investments decreased 10.0% to $1.1 billion at December 31, 2009 from $1.2 billion at December 31, 2008. The investment securities available for sale decreased $103.8 million and the investment securities held to maturity decreased $25.1 million. The majority of the decrease in available for sale securities is due to the sales of mortgage-backed securities and maturities of certain securities. During 2009, securities available for sale totaling $470.8 million were sold which generated a pre-tax gain of $11.2 million. Other-than-temporary impairment charges totaling $9.4 million were recognized during 2009 primarily related to collateralized debt obligation investments in pooled trust preferred securities, private label collateralized mortgage obligations and several equity securities.

The increase in available for sale securities at December 31, 2008 compared to December 31, 2007 of $231.6 million was mainly due to the securities acquired from Willow Financial of $238.3 million on December 5, 2008. The securities acquired from Willow Financial included $165.7 million in securities available for sale and $72.6 million in securities held to maturity. Upon acquisition, the Corporation recorded the securities held to maturity purchased from Willow as available for sale. During 2008, securities available for sale totaling $208.5 million were sold which generated a pretax gain of $2.6 million. The securities sold consisted primarily of bullet and callable agency, tax-exempt municipal and mortgage-backed securities. Other-than temporary impairment charges totaling $1.9 million were recognized during 2008 related to a collateralized debt obligation.

The following table shows the carrying value of the Corporation’s investment securities available for sale and held to maturity:

Table 1—Investment Portfolio
	December 31,
(Dollars in thousands)	2009	2008	2007
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$503	$93,894	$98,734
Obligations of states and political subdivisions	220,260	286,875	228,436
Residential mortgage-backed securities	784,090	705,483	515,989
Trust preferred pools/collateralized debt obligations	9,869	15,864	36,926
Corporate bonds	2,215	18,167	16,454
Equity securities	21,216	21,665	13,828
Total investment securities available for sale	$1,038,153	$1,141,948	$910,367
Investment securities held to maturity:
Obligations of U.S. government agencies and corporations	$—	$3,880	$3,868
Obligations of states and political subdivisions	25,324	46,554	53,479
Total investment securities held to maturity	$25,324	$50,434	$57,347

The maturity analysis of investment securities including the weighted average yield for each category as of December 31, 2009 is as follows. Actual maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 2—Maturity and Tax-Equivalent Yield Analysis of Investment Securities

	December 31, 2009
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Total
	(Dollars in thousands)
Investment securities available for sale:
Obligations of U.S. government agencies and corporations:
Fair value	$—	$503	$—	$—	$ 503
Weighted average yield	—%	2.05%	—%	—%	2.05%
Obligations of states and political subdivisions:
Fair value	1,256	5,037	92,974	120,993	220,260
Weighted average yield(1)	3.67%	5.71%	6.05%	6.26%	6.15%
Residential mortgage-backed securities:
Fair value	—	3,720	71,301	709,069	784,090
Weighted average yield	—%	4.27%	4.07%	4.15%	4.15%
Trust preferred pools/collateralized debt obligations:
Fair value	—	—	—	9,869	9,869
Weighted average yield	—%	—%	—%	3.11%	3.11%
Corporate bonds:
Fair value	251	250	1,714	—	2,215
Weighted average yield	4.26%	1.53%	3.73%	—%	3.54%
Equity securities:
Fair value	—	—	—	21,216	21,216
Weighted average yield	—%	—%	—%	4.18%	4.18%
Total investment securities available for sale:
Fair value	$1,507	$9,510	$165,989	$861,147	$1,038,153
Weighted average yield	3.77%	4.84%	5.18%	4.44%	4.57%
Investment securities held to maturity:
Obligations of states and political subdivisions:
Amortized cost	$—	$—	$9,705	$ 15,619	$ 25,324
Weighted average yield	—%	—%	6.17%	7.11%	6.75%
Total investment securities held to maturity:
Amortized Cost	$—	$—	$9,705	$15,619	$25,324
Weighted average yield	—%	—%	6.17%	7.11%	6.75%

(1)	Weighted average yield on nontaxable investment securities is shown on a tax equivalent basis (tax rate of 35%).

Loans

Loans decreased $691.9 million in 2009 due to lower loan levels in all categories resulting mainly from increased refinancing activity and reduced origination volume as well as sales of first mortgage residential loans totaling $106.4 million, commercial loan participations totaling $82.8 million and indirect consumer installment loans totaling $47.3 million for a net loss of $1.8 million. Loans increased $1.2 billion in 2008 primarily attributed to the acquisition of Willow Financial resulting in $1.1 billion in additional loans with organic growth of approximately $125.7 million, or 5.1%. At the acquisition date, Willow Financial included $664.1 million in real estate loans, $116.6 million in commercial loans, and $317.5 million in consumer loans.

The following table shows the composition of the Bank’s loans, net of deferred costs:

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
	(Dollars in thousands)
Real estate	$1,324,060	44%	$1,603,406	43%	$ 959,064	39%	$ 845,880	41%	$ 791,358	40%
Commercial and industrial	793,786	27%	980,656	27%	730,144	30%	507,899	25%	479,238	24%
Consumer	875,424	29%	1,100,424	30%	769,051	31%	685,988	34%	697,373	35%
Lease financing	108	—%	758	—%	2,564	—%	7,588	—%	17,524	1%
Total	$2,993,378	100%	$3,685,244	100%	$2,460,823	100%	$2,047,355	100%	$1,985,493	100%

The following table details outstanding loans by type as of December 31, 2009, in terms of contractual maturity date:

Table 4—Selected Loan Maturity Data

	December 31, 2009
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
	(Dollars in thousands)
Real estate	$290,911	$ 527,974	$ 505,175	$1,324,060
Commercial and industrial	314,611	322,030	157,145	793,786
Consumer	150,895	366,804	357,725	875,424
Lease financing	53	55	—	108
Total	$756,470	$1,216,863	$1,020,045	$2,993,378
Loans with variable or floating interest rates	$515,975	$ 605,411	$ 510,069	$1,631,455
Loans with fixed predetermined interest rates	240,495	611,452	509,976	1,361,923
Total	$756,470	$1,216,863	$1,020,045	$2,993,378

The Bank had no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2009 and 2008. The Bank actively monitors the risk of loan concentration.

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

Nonperforming assets (including nonaccrual loans, loans 90 days or more past due and net assets in foreclosure) were 2.58% of total assets at December 31, 2009, compared to 1.43% at December 31, 2008 and 0.56% at December 31, 2007. The ratio of nonperforming loans to total net loans was 4.49% at December 31, 2009, compared to 2.12% at December 31, 2008 and 0.90% at December 31, 2007.

Non-accruing loans increased $54.8 million to $129.9 million at December 31, 2009, as compared to $75.1 million at December 31, 2008. The higher level of nonaccruing loans was mainly attributable to commercial real estate, construction and residential real estate loans. The borrowers associated with these nonaccrual loans are generally unrelated and are primarily located in the Bank’s market area and in most cases, for the residential real estate, the collateral is local land that has been subdivided for residential development in the suburban counties of Philadelphia and the Lehigh Valley. The Bank’s management understands these markets and is confident that it can manage the collateral, if necessary. In response to the situation, the Bank increased its allowance for loan losses from approximately 1.36% of outstanding loans at December 31, 2008, to 2.23% at December 31, 2009. The Bank continues to evaluate appraisals, financial reviews and inspections. The Bank continues to take a conservative approach to its lending and loan review practices. With the expectation of continued economic pressures, management continues to provide more resources to resolve troubled credits including an increased focus on earlier identification of potential problem loans and a more active approach to managing the level of criticized loans that have not reached nonaccrual status.

Non-accruing loans increased $54.0 million to $75.1 million at December 31, 2008, as compared to $21.1 million at December 31, 2007. The increase in nonaccruing loans was principally due to an increase in the nonaccrual status of commercial and residential construction, commercial and industrial, residential first mortgage and commercial mortgage loans during 2008. In addition, the December 5, 2008 acquisition of Willow Financial Bank contributed $12.5 million in non-accrual loans.

The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2009, interest accrued on non-accruing loans and not recognized as interest income was $6.2 million  and interest paid on non-accruing loans of $817,000 was recognized as interest income. During 2008, interest accrued on nonaccruing loans and not recognized as interest income was $1.9 million and interest paid on nonaccruing loans of $299,000 was recognized as interest income. During 2007, interest accrued on nonaccruing loans and not recognized as interest income was $982,000 and interest paid on nonaccruing loans of $331,000 was recognized as interest income.

Loans past due 90 days or more and still accruing interest are loans that are generally well secured and are in the process of collection. As of December 31, 2009 loans past due 90 days or more and still accruing interest were $1.4 million, compared to $1.8 million at December 31, 2008 and $857,000 at December 31, 2007. The lower level of loans past due 90 days or more at December 31, 2009 from December 31, 2008 is largely attributable to a decrease in home equity lines of credit. The higher level of loans past due 90 days or more at December 31, 2008 from December 31, 2007 was primarily in the home equity revolving lines and residential first mortgage loans.

Net assets in foreclosure at December 31, 2009 were $2.3 million compared to $1.6 million at December 31, 2008 and $28,000 at December 31, 2007. During 2009, transfers from loans to assets in foreclosure were $2.6 million, disposals of foreclosed properties were $1.7 million, and charge-offs of $260 thousand were recorded. Efforts to liquidate assets acquired in foreclosure proceed as quickly as potential buyers can be located and legal constraints permit. Foreclosed assets are carried at the lower of cost (lesser of carrying value of the asset or fair value at date of acquisition) or estimated fair value.

The following table presents information concerning nonperforming assets. Nonperforming assets include loans that are in nonaccrual status or 90 days or more past due and loans that are in the process of foreclosure.

Table 5—Nonperforming Assets

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$129,932	$75,060	$21,091	$15,201	$7,493
Loans 90 days or more past due	1,396	1,849	857	2,444	846
Total nonperforming loans	131,328	76,909	21,948	17,645	8,339
Net assets in foreclosure	2,286	1,626	28	-	29
Total nonperforming assets	$133,614	$78,535	$21,976	$17,645	$8,368
Allowance for loan losses to nonperforming loans	50.70%	65.00%	124.5%	119.9%	238.2%
Nonperforming loans to total loans	4.49%	2.12%	0.90%	0.87%	0.42%
Allowance for loan losses to total loans	2.23%	1.36%	1.11%	1.03%	1.00%
Nonperforming assets to total assets	2.58%	1.43%	0.56%	0.54%	0.27%

Local real estate secures many of the nonperforming loans.

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

While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans. In addition, the Office of the Comptroller of the Currency (OCC), as an integral part of their examination process, periodically reviews the Corporation’s allowance for loan losses. The OCC may require the Corporation to recognize additions to the allowance for loan losses and implement modifications to the allowance for loan losses methodology based on their judgments about information available to them at the time of their examination.

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

The historical loss components of the allowance represent the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, relative to migrations in delinquency, risk rating and nonaccrual status, by credit product (collectively expressed as the product level environmental factor).

The historical loss components of the allowance for commercial and industrial loans and commercial real estate loans (collectively “commercial loans”) are based principally on current risk ratings and historical loss rates adjusted by the product level environmental factor. All commercial loans with an outstanding balance over $500,000 are subject to review on an annual basis. A sample of commercial loans with a “pass” rating are individually reviewed annually. Commercial loans that management determines to be potential problem loans are individually reviewed at a minimum annually. The review is performed by a third party, and is designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. Consumer credit and residential real estate reviews are limited to those loans reflecting delinquent payment status or performed on loans otherwise deemed to be at risk of nonpayment. Homogeneous loan pools, including consumer and 1-4 family residential mortgages are not subject to individual review but are evaluated utilizing risk factors such as concentration of one borrower group. The historical loss component of the allowance for these loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by the product level environmental factor to reflect current events and conditions.

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

The historic loss model includes two judgmental components (product level and portfolio level environmental factors) that reflect management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. The judgmental components are allocated to the specific segments of the portfolio based on the historic loss component of each segment under review as well as an additional assessment applied to the at the portfolio level.

Portfolio level environmental factors included in  management’s calculation entail the measurement of a wider array of both internal and external criteria impacting the portfolio as a whole. The portfolio level environmental factors are based upon management’s review of trends in the Corporation’s primary market area as well as regional and national economic trends. Management utilizes various economic factors that could impact borrowers’ future ability to make loan payments such as changes in the interest rate environment, product supply shortages, negative industry specific events, and local economic events. Management utilizes relevant data provided by the Third Federal Reserve District of Philadelphia that describe the economic events affecting specific geographic areas. Furthermore, given that past-performance indicators may not adequately capture current risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit risk management staff to assess the direction of credit risk and its effect on losses. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the entire portfolio based upon management’s evaluation of the factors under review.

The provision for loan losses increased $42.8 million to $58.3 million during 2009 compared to 2008 mostly as a result of a decrease in the overall quality of the loan portfolio which caused an increase in the amount of the required reserve. Credit quality continued to be a challenge in the Bank’s commercial real estate, commercial and industrial and home equity portfolio in the fourth quarter of 2009. Nonperforming assets as a percentage of total assets were 2.58% at December 31, 2009, compared to 1.43% at December 31, 2008. Net loans charged-off increased $35.8 million for 2009 compared to 2008 principally due to charge-offs of several unrelated commercial real estate and commercial and industrial borrowers and increased charge-offs of consumer loans, specifically home equity lines of credit and loans and other direct installment loans. The profile of the Bank’s customer base has remained relatively constant and management believes that the current deterioration in credit quality has been caused by the economic pressures being felt by borrowers due to general economic conditions and the continued recession As the current economic conditions deteriorate, management continues to allocate dedicated resources to continue to manage at-risk credits. The provision for loan losses increased $5.0 million in 2008 compared to 2007 primarily as a result of a decrease in the quality of the loan portfolio which caused an increase in the amount of the required reserve. Net loans charged-off decreased $1.8 million during 2008 compared to 2007 principally due to prior-year charge-offs for real estate construction loans for one borrower combined with an increase in recoveries both related to commercial and industrial loans and real estate loans.

The allowance for loan losses increased $16.6 million, or 33.4%, to $66.6 million at December 31, 2009 from $50.0 million at December 31, 2008. The increase in the allowance was primarily due to the decline in credit quality in the current environment. Nonperforming loans have increased by $54.4 million as a result of these factors from December 31, 2009 compared to December 31, 2008. The increase in the allowance for real estate loans, commercial and industrial loans, and consumer loans illustrates the impact of the recession.  Management expects the negative trends to continue to impact credit quality in 2010. The allowance for loan losses increased $22.6 million, or 82.8%, to $50.0 million at December 31, 2008 from $27.3 million at December 31, 2007. The increase in the allowance was mainly due to the addition of the Willow Financial loan loss reserve of $12.9 million in December 2008, and the need to adjust for impacts on the portfolio in light of the credit environment.

A summary of the activity in the allowance for loan losses is as follows:

Table 6—Allowance for Loan Losses

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Average loans	$3,411,383	$2,585,101	$2,123,170	$2,014,420	$1,900,023
Allowance, beginning of year	$49,955	$27,328	$21,154	$19,865	$18,455
Loans charged off:
Real estate	30,259	3,770	4,847	1,047	383
Commercial and industrial	9,178	1,079	1,551	1,141	353
Consumer	3,493	1,964	1,693	1,481	2,123
Lease financing	168	16	51	42	188
Total loans charged off	43,098	6,829	8,142	3,711	3,047
Recoveries:
Real estate	552	389	72	138	326
Commercial and industrial	374	240	142	55	66
Consumer	515	329	283	519	586
Lease financing	1	6	19	88	78
Total recoveries	1,442	964	516	800	1,056
Net loans charged off	41,656	5,865	7,626	2,911	1,991
Reserve from acquisitions	—	12,925	3,250	—	—
Provision for loan losses	58,321	15,567	10,550	4,200	3,401
Allowance, end of year	$66,620	$49,955	$27,328	$21,154	$19,865
Ratio of net charge offs to average loans outstanding	1.22%	0.23%	0.36%	0.14%	0.10%

The following table sets forth an allocation of the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance to be available to absorb losses in any category.

Table 7—Allocation of the Allowance for Loan Losses by Loan Type

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance
	(Dollars in thousands)
Real estate	$29,283	44%	$22,051	44%	$10,491	38%	$7,918	38%	$6,422	32%
Commercial and industrial	29,659	44%	20,898	42%	12,340	45%	9,119	43%	8,534	43%
Consumer	7,677	12%	6,996	14%	4,485	17%	4,041	19%	4,596	23%
Lease financing	1	− %	10	− %	12	− %	76	− %	313	2%
Total	$66,620	100%	$49,955	100%	$27,328	100%	$21,154	100%	$19,865	100%

The factors affecting the allocation of the allowance during 2009 were decreases in credit quality primarily related to real estate loans and commercial and industrial loans. The allocation of the allowance for real estate loans at December 31, 2009 increased $7.2 million as compared to December 31, 2008 principally due to an increase in criticized real estate  loans, a decline in collateral values related to these loans and an increase in the loss ratio used to calculate the reserve for commercial mortgage and commercial construction loans. The allocation of the allowance for commercial and industrial loans at December 31, 2009 increased $8.8 million from December 31, 2008 mostly due to a decrease in credit quality and an increase in impairment related to commercial and industrial loans. In addition, the allocation of the allowance for consumer loans at December 31, 2009 increased slightly by $881,000 primarily due to adjustments in the loss ratios as well as some increases in criticized consumer loans. There were no material changes in the allocation of the allowance for lease financing at December 31, 2009 compared to December 31, 2008. Management enhanced its allowance methodology in 2009 to place a heavier emphasis on more recent charge-off history, and has implemented more comprehensive economic analysis attributable to the portfolio level environmental factors.  Minor adjustments have been made to account for additional segmentations of the portfolio (e.g., first and second lien positions on home equity products, loans with interest reserves, and troubled debt restructures).  It is expected that the negative trends will continue to affect credit quality in 2010.

 The factors affecting the allocation of the allowance during 2008 were changes in credit quality resulting from increases in criticized real estate construction loans and increases in loan volume from the Willow Financial acquisition. The allocation of the allowance for real estate loans at December 31, 2008 increased $11.6 million as compared to December 31, 2007 principally due to an increase in criticized real estate construction loans including loans to two borrowing relationships totaling $34.9 million. Both relationships were syndicated credits for local borrowers that were negatively affected by the decline in area home sales. The allocation of the allowance for commercial and industrial loans at December 31, 2008 increased $8.6 million from December 31, 2007 mostly due to an increase in commercial loan volume from the Willow Financial acquisition.  In addition, the allocation of the allowance for consumer loans at December 31, 2008 increased $2.5 million primarily due to the increased level of consumer loans related to the Willow Financial acquisition.

Investment in Bank

The Corporation acquired an investment in Berkshire Bancorp, the holding company of Berkshire Bank, through the East Penn Financial acquisition. As of December 31, 2009, the total investment in Berkshire Bancorp, Inc. was $2.6 million represented by 679,728 shares, resulting in a 17.54% ownership in consideration of the combined ownership of the Corporation, its directors and officers. The Corporation is considered to be a passive investor under a Crown X Agreement which imposes certain restrictions on the Corporation. The Corporation is entitled to purchase additional shares of common stock from Berkshire Bank up to 24.9% of the outstanding shares of common stock at any time up to July 3, 2013 at an exercise price of $4.10, which is adjusted for stock splits. The investment is included in other assets at its cost basis.

Deposits and Borrowings

Deposits and borrowings are the primary funding sources of the Corporation. Core deposits increased 1.9%, or $45.7 million, to $2.4 billion at December 31, 2009, up from $2.3 billion at December 31, 2008. Total deposits totaled $3.9 billion at December 31, 2009, an increase of $6.4 million from December 31, 2008. Core deposits increased 31.8%, or $567.1 million at December 31, 2008 compared to December 31, 2007 due to $685.4 million acquired from Willow Financial at December 5, 2008 and an organic decrease of approximately $118.3 million. Total deposits increased $953.4 million, or 31.9% during 2008 primarily from deposits associated with the acquisition of Willow Financial of $946.7 million.

Deposit Structure

The following table is a distribution of average balances and average rates paid on the deposit categories for the last three years:

Table 8—Average Deposits

	December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand—noninterest-bearing	$497,159	—%	$345,717	—%	$312,011	—%
Demand—interest-bearing	604,535	0.92%	431,138	1.55%	517,520	3.52%
Money market and savings	1,301,586	1.11%	978,803	1.89%	864,062	3.45%
Time deposits	1,618,014	3.21%	1,248,412	4.31%	863,953	4.78%
Total interest-bearing deposits	$3,524,135	2.04%	$2,658,353	2.97%	$2,245,535	3.98%
Total deposits	$4,021,294		$3,004,070		$2,557,546

The maturity distribution of certificates of deposit of $100,000 and over as of December 31, 2009 is as follows:

Table 9—Maturity Distribution of Certificates of Deposit $100,000 and Over

(Dollars in thousands)
Three months or less	$154,399
Over three months to six months	88,183
Over six months to twelve months	148,423
Over twelve months	87,280
Total	$478,285

Borrowings

Borrowings decreased $93.9 million to $896.6 million at December 31, 2009 from $990.5 million at December 31, 2008. The Corporation decreased long term debt with the Federal Home Loan Bank by $61.6 million due to maturities as increased cash levels reduced the Bank’s reliance on borrowings. Long-term securities sold under agreement to repurchase decreased by $15.0 million due to maturities during 2009. Fed funds purchased and short-term securities sold under repurchase agreements decreased by $64.6 million primarily due to maturities during 2009. During December 2009, First Niagara entered into a loan transaction with the Corporation to recapitalize the Bank. As of December 31, 2009, the Corporation borrowed the full $50.0 million available under the credit facility from First Niagara which was contributed to the Bank as Tier 1 capital. The loan is secured by a pledge of all of the stock of the Bank, and is payable by the Corporation 30 to 90 days after the merger agreement between the Corporation and First Niagara is terminated, depending on the reason for the termination. The interest rate charged on the loan is 5.25% per annum.

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

The Bank, pursuant to a designated cash management agreement, utilizes securities sold under agreements to repurchase as vehicles for customers’ sweep and term investment products. Securitization under these cash management agreements are in U.S. Government agency securities and obligations of states and political subdivisions securities. Securities sold under agreements to repurchase are generally overnight transactions. These securities are held in a third-party custodian’s account, designated by the Bank under a written custodial agreement that explicitly recognizes the Bank’s interest in the securities.

Table 10—Securities Sold under Agreements to Repurchase

	At or for the year ended December31,
Securities sold under agreements to repurchase(1):	2009	2008	2007
	(Dollars in thousands)
Balance at year-end	$71,471	$103,813	$101,493
Weighted average rate at year-end	0.50%	0.42%	3.60%
Maximum month-end balance	$93,186	$97,526	$105,205
Average balance during the year	$111,356	$109,092	$121,392
Weighted average rate during the year	0.50%	1.55%	4.46%

(1)	Excludes long-term securities sold under agreements to repurchase with private entities of $218.9 million and $237.0 million at December 31, 2009 and 2008, respectively.

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

Table 11—Analysis of Changes in Net Interest Income—Fully Taxable-Equivalent Basis

	2009 compared to 2008			2008 compared to 2007
	Net	Due to Change in		Net	Due to change in
	Change	Volume	Rate	Change	Volume	Rate
Increase (decrease) in interest income:
Investment securities(1)	$1,188	$5,469	$(4,281)	$6,653	$5,027	$1,626
Federal funds sold, securities purchased under agreements to resell and deposits in banks	(70)	1,681	(1,751)	(2,479)	(931)	(1,548)
Loans(1)(2)	24,193	45,085	(20,892)	9,047	29,406	(20,359)
Total	25,311	52,235	(26,924)	13,221	33,502	(20,281)
Increase (decrease) in interest expense:
Savings and money market deposits	(5,104)	7,150	(12,254)	(22,840)	965	(23,805)
Time deposits	(1,785)	13,792	(15,577)	12,462	16,859	(4,397)
Borrowed funds	5,673	10,896	(5,223)	405	4,985	(4,580)
Total	(1,216)	31,838	(33,054)	(9,973)	22,809	(32,782)
Net increase (decrease) in net interest income	$26,527	$20,397	$6,130	$23,194	$10,693	$12,501

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis using a tax rate of 35%, net.

(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

The following table presents the major asset and liability categories on an average basis for the periods presented, along with interest income and expense, and key rates and yields:

Table 12—Average Balance Sheets and Interest Rates—Fully Taxable-Equivalent Basis

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
	(Dollars in thousands)
Assets
Earning Assets:
Investment securities:
Taxable investments	$ 842,534	$39,254	4.66%	$ 738,640	$ 39,195	5.31%	$ 681,788	$ 34,803	5.10%
Nontaxable investments(1)	296,725	19,239	6.48	298,472	18,110	6.07	262,676	15,849	6.03
Total investment securities	1,139,259	58,493	5.13	1,037,112	57,305	5.53	944,464	50,652	5.36
Federal funds sold, securities purchased under agreements to resell and deposits in banks	417,011	1,027	0.25	48,474	1,097	2.26	72,087	3,576	4.96
Loans(1)(2)	3,411,383	179,640	5.27	2,585,101	155,447	6.01	2,123,170	146,400	6.90
Total earning assets	4,967,653	239,160	4.81	3,670,687	213,849	5.83	3,139,721	200,628	6.39
Noninterest-earning assets	413,817			327,285			231,583
Total assets	$5,381,470			$3,997,972			$3,371,304
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and money market	$1,906,121	20,036	1.05%	$1,409,941	25,140	1.78%	$1,381,582	47,980	3.47%
Time	1,618,014	51,986	3.21	1,248,412	53,771	4.31	863,953	41,309	4.78
Total interest-bearing deposits	3,524,135	72,022	2.04	2,658,353	78,911	2.97	2,245,535	89,289	3.98
Borrowed funds	906,172	28,916	3.19	586,088	23,243	3.97	471,296	22,838	4.85
Total interest-bearing liabilities	4,430,307	100,938	2.28	3,244,441	102,154	3.15	2,716,831	112,127	4.13
Noninterest-bearing liabilities:
Demand deposits	497,159			345,717			312,011
Other liabilities	85,042			71,160			44,069
Total noninterest-bearing liabilities	582,201			416,877			356,080
Total liabilities	5,012,508			3,661,318			3,072,911
Shareholders’ equity	368,962			336,654			298,393
Total liabilities and shareholders’ equity	$5,381,470			$3,997,972			$3,371,304
Net interest spread			2.53			2.68			2.26
Effect of noninterest-bearing sources			0.25			0.36			0.56
Net interest income/margin on earning assets		$138,222	2.78%		$111,695	3.04%		$ 88,501	2.82%
Less tax equivalent adjustment		8,349			7,555			6,067
Net interest income		$129,873			$104,140			$ 82,434

(1)	The interest earned on nontaxable investment securities and loans is shown on a tax-equivalent basis, net of deductions (tax rate of 35%).

(2)	Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

The dramatic decline in the credit and liquidity markets and overall economic conditions taking place in the fourth quarter of 2008 resulted in the Federal Open Market Committee reducing overnight rates by 175 basis points to effectively 0%. The total overnight rates remained at this level during 2009. As discussed later, the Federal Reserve and U.S. Treasury Department also initiated a wide array of programs to improve liquidity, stabilize the credit markets and stimulate economic growth. These initiatives have continued through 2009. The Corporation’s lower cost of funds have resulted from the short-term and mid-term rate reductions throughout 2008 and 2009 in response to the decline in the various market yield curves and resulting reduction in asset yields.

Net interest income on a tax-equivalent basis increased $26.5 million, or 23.8%, for the year ending December 31, 2009 over the same period in 2008 mainly due to the Willow Financial acquisition. Net interest income on a tax equivalent basis in 2008 increased $23.2 million, or 26.2%, in comparison to 2007. The net interest margin for 2008 increased to 3.04% compared to 2.82% for 2007. The net interest margin increased as a 56 basis point decrease in the yield on average earning assets of $3.7 billion was offset by a 98 basis point decrease in the cost of interest bearing liabilities of $3.2 billion.

Interest income on a tax equivalent basis in 2009 increased $25.3 million, or 11.8% over 2008. This increase was primarily due to higher average loans of $826.3 million and higher average investment securities of $102.1 million which was partially offset by a 102 basis points reduction in the average rate earned on loans and a 40 basis point reduction in the average rate earned on investments. The growth in average loans of 32.0% over last year was mainly as a result of the Willow Financial acquisition.

Interest income on a tax-equivalent basis for 2008 increased $13.2 million as average loans receivable grew $461.9 million or 21.8% and average investment securities increased $92.6 million or 9.8%. The increases in average balances of loans receivable and investment securities attributed $34.4 million to the increase in interest income in 2008. The rates earned on average loan receivables as well as federal funds sold and deposits in banks decreased 89 basis points and 270 basis points, respectively. These changes in rates decreased interest income $21.9 million during 2008.

Interest expense decreased $1.2 million, or 1.2% during 2009 versus 2008.  A 97 basis point reduction in the average rate paid on interest-bearing liabilities was offset by a $1.2 billion increase in average interest-bearing liabilities mostly as a result of the Willow Financial acquisition.

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

Net Interest Margin

The 2009 net interest margin of 2.78% was lower than the net interest margins for 2008 and 2007 of 3.04% and 2.82%, respectively. The decrease in the net interest margin during 2009 was mainly attributable to decreases in yields on interest-earning assets mainly reflected in the lower yielding cash balances being maintained for liquidity purposes, which outpaced declines in the customer deposit costs. The increase in the net interest margin during 2008 and compared to 2007 was primarily due to decreases in yields on interest-bearing liabilities which outpaced declines in the yield on loans.

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

The Bank is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates. The Bank uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2009, the Bank had a fair value hedge in the form of an interest rate swap with a notional amount of $1.8 million which matures in 2017. In addition, four fair value hedges with current notional amounts totaling $7.0 million were acquired from Willow Financial with maturity dates ranging from 2013 to 2016. These swaps do not qualify for hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statements of operations. As such, based on the increase in the market value of these interest rate swaps, the Corporation recognized a gain of $349,000 in other income in the consolidated statement of operations for 2009. The Corporation also recognized a reduction of interest income of $294,000 for 2009.

For derivatives designated and that qualify as fair value hedges, during 2009 and 2008, the Bank recognized a reduction of interest income of $93,000 and $81,000, respectively, on the consolidated statements of operations.

Derivatives not designated as hedges are not speculative and result from a service the Bank provides to certain customers. The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2009, the Bank had 48 interest rate swaps with an aggregate current notional amount of $199.2 million related to this program with maturity dates ranging from 2010 to 2018. For these derivatives, during 2009 and 2008, the Bank recognized a loss of $12,000 and $18,000, respectively in other income on the consolidated statements of operations.

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

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.9 million. As of December 31, 2009, the Bank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4.1 million against its obligations under these agreements.

The Corporation uses three principal reports to measure interest rate risk: (1) asset/liability simulation reports; (2) gap analysis reports; and (3) net interest margin reports. The Corporation’s interest rate sensitivity, as measured by the repricing of its interest sensitive assets and liabilities at December 31, 2009, is presented in the following table. The data in the table was based in part on assumptions that are regularly reviewed for accuracy. The table presents data at a single point in time and includes management assumptions estimating the prepayment rate and the interest rate environment prevailing at December 31, 2009. The table indicates an asset sensitive one-year cumulative gap position of 16.94% of total earning assets.

Table 13—Contractual Repricing Data of Interest Sensitive Assets and Liabilities

	December 31, 2009
	0 to 90 days	91 to 365 days	After 1 year through 5 years	Over 5 years	Total
	(Dollars in thousands)
Earning assets
Investment securities	$94,942	$60,245	$261,606	$691,151	$1,108,124
Deposits in banks	787,722	—	—	—	787,722
Loans	1,042,377	319,976	1,023,982	607,043	2,993,378
Total earning assets	$1,925,041	$380,401	$1,285,588	$1,298,194	$4,889,224
Interest-bearing liabilities
Interest-bearing checking accounts	$20,918	$58,887	$463,946	$121,288	$665,039
Money market funds	27,912	78,579	374,179	406,753	887,423
Savings accounts	10,043	28,272	153,809	127,169	319,293
Time deposits	403,566	786,173	357,024	2,854	1,549,617
Borrowed funds	115,549	109,694	525,360	145,974	896,577
Total interest-bearing liabilities	$577,988	$1,061,605	$1,874,318	$804,038	$4,317,949
Interest rate swaps	$207,820	$(45,200)	$(127,617)	$(35,003)	$—
Incremental gap	$1,554,873	$(726,404)	$(716,347)	$459,153
Cumulative gap(1)	$1,554,873	$828,469	$112,122	$571,275
Cumulative gap as a percentage of earning assets	31.80%	16.94%	2.29%	11.68%

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

The results of the December 31, 2009 net interest income rate shock simulations show that the Corporation is within guidelines set by the Corporation's Asset/Liability Policy. The Corporation constantly monitors this position and takes steps to minimize any reduction in net interest income.

The following table forecasts changes in the Corporation’s market value of equity under alternative interest rate environments as of December 31, 2009. The market value of equity is defined as the net present value of the Corporation’s existing assets and liabilities. The Corporation is within guidelines set by the Corporation’s Asset/Liability Policy for the percentage change in the market value of equity when modeled rates increase 100 basis points or decrease 100, 200 and 300 basis points. When modeled rates increase 200 and 300 basis points, the Corporation is not within guidelines mainly due to the non-cash goodwill impairment write-off of $214.5 million, resulting from the decrease in market value related to the First Niagara merger agreement previously discussed.

Table 14—Market Value of Equity

	December 31, 2009
	Market Value of Equity	Change in Market Value of Equity	Percentage Change	Asset/Liability Approved Percent Change
	(Dollars in thousands)
+300 Basis Points	$113,575	$(96,547)	−45.95%	+/−35%
+200 Basis Points	149,838	(60,284)	−28.69	+/−25
+100 Basis Points	182,934	(27,187)	−12.94	+/−15
Flat Rate	210,122	—	0.00	—
−100 Basis Points	240,889	30,768	14.64	+/−15
−200 Basis Points	231,586	21,465	10.22	+/−25
−300 Basis Points	210,594	473	0.23	+/−35

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

Provision for Loan Losses

The provision for loan losses increased $42.8 million during 2009 compared to 2008 mostly as a result of a decrease in the credit quality of the loan portfolio which caused an increase in the amount of the required reserve. The provision for loan losses increased $5.0 million during 2008 compared to 2007 mostly as a result of decreased quality of the loan portfolio. Total net loans charged off in 2009, 2008 and 2007 were $41.7 million, $5.9 million and $7.6 million, respectively.

Noninterest Income

Noninterest income for 2009 was $63.7 million, an increase of $17.4 million or 37.7% from $46.2 million in 2008. Net gains on the sale of investment securities increased by $8.8 million over 2008, mostly the result of the sale of mortgage-backed securities. Service charges on deposits increased $3.8 million, or 27.9% during  2009 as compared to 2008 from the acquired Willow Financial deposit accounts in December 2008. In addition, as a result of the Willow Financial acquisition, gains from mortgage banking loan sales were $9.0 million during 2009, an increase of $8.5 million over 2008. Other income increased $4.1 million during 2009 over the prior year primarily from increases in automated teller machine and point of sale revenue and an increase in the cash surrender value of keyman life insurance. Other income also included a $1.7 million gain recorded in the first quarter of 2009 on the sale of the Bank’s merchant credit card business. These increases were partially offset by non-cash OTTI charges of $9.4 million during 2009 on several collateralized debt obligation investments in pooled trust preferred securities,  private label collateralized mortgage obligations and certain bank equity securities. OTTI charges were $1.9 million during 2008 as a result of a fourth quarter 2008 OTTI charges on  a collateralized debt obligation investment in pooled trust preferred securities.

For the year ended December 31, 2008, noninterest income was $46.2 million, an increase of $2.9 million, or 6.6%, from 2007. During the second half of 2007, the Bank revised its return check and overdraft charge process and in 2008, the Bank experienced an increase in service charge income of $3.8 million, or 39.5%, over 2007. Service charge income attributable to the acquisition of East Penn Financial in November 2007 which included approximately $380 million in deposits also contributed approximately $1.9 million to this 2008 service charge increase. Gains on sale of investment securities were $2.6 million during 2008 as compared to $1.2 million in the prior year. Other income increased $1.9 million to $10.0 million over the prior year driven by a $834,000 increase in automated teller machine and point of sale revenue, fees on derivative instruments of $627,000, a $405,000 death benefit received on bank owned life insurance, and a gain of $302,000 from the mandatory redemption of Visa Class B stock in conjunction with Visa’s initial public offering. Offsetting these increases was a fourth quarter 2008 other-than-temporary impairment charge of $1.9 million on a collateralized debt obligation investment in pooled trust preferred securities. In addition, noninterest income in 2007 included $2.8 million in gains on sale leaseback transactions.

Noninterest Expense

Noninterest expense was $367.7 million for 2009, an increase of $263.1 million from $104.6 million in 2008 primarily due to the previously aforementioned goodwill impairment charge of $214.5 million recorded in the second quarter of 2009 and a full year of additional expenses from Willow Financial which was acquired in December 2008. Salaries and benefits expense rose $15.0 million during 2009 primarily due to higher staffing levels resulting from the Willow Financial acquisition. Occupancy expenses increased $5.4 million in 2009 as compared to 2008, mainly due to the addition of the Willow Financial branches. Professional fees in 2009 included $5.3 million associated with recent corporate finance activities, including the pending merger with First Niagara. FDIC insurance assessments increased $11.4 million in 2009 mostly due to the Bank’s higher premium rate assessed by the FDIC and the FDIC’s one-time uniform special assessment of 5 basis points of assets minus Tier 1 capital applicable to all insured depositary institutions resulting in a $2.6 million one-time charge recorded during the second quarter of 2009. In addition, insurance premiums were higher as a result of the deposits from the Willow Financial acquisition. Other expense increased $11.2 million for 2009 over 2008 mostly due to the Willow Financial acquisition, including additional data processing expenses.

On November 12, 2009, the FDIC promulgated assessment regulations requiring insured depository institutions to prepay, on December 30, 2009,  their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Although the prepayment of these assessments is mandatory for all insured depository institutions, the FDIC retains the discretion to exempt any institution from the prepayment requirement under certain circumstances as set forth in its regulations. In accordance with the discretion provided to the FDIC under its regulations, the Bank has been informed by the FDIC, that the FDIC is exempting the Bank from prepaying its quarterly risk-based assessments for the fourth quarter of 2009 and 2010, 2011 and 2012. The FDIC is also increasing its annual assessment rates uniformly by three-basis points beginning in 2011.

For the year ended December 31, 2008, noninterest expense was $104.6 million, an increase of $23.3 million, or 28.6%, as compared to 2007. Driving this increase was a full year of additional expenses from East Penn Financial which was acquired in November 2007. Salary and benefits expense increased $7.3 million in 2008 primarily due to the higher staffing levels from the East Penn Financial acquisition, one month of expenses for Willow Financial which was acquired in December 2008, normal salary increases and non-merger related severance costs. Occupancy expense increased $3.1 million in 2008 mainly due to increased rent expense on the bank properties included in the sale-leaseback transaction completed in the fourth quarter of 2007 as well as the addition of the East Penn Financial branches. Intangibles expense increased $3.0 million primarily due to a $1.4 million valuation adjustment on mortgage servicing rights recorded in the fourth quarter of 2008 and amortization of intangibles related to the East Penn Financial acquisition. Merger charges increased $2.6 million and were directly related to the December 2008 Willow Financial acquisition. Other increases for 2008 as compared to the prior year included FDIC insurance costs of $3.0 million, professional fees of $2.0 million and other expenses of $2.6 million.

Income Taxes

The effective income tax rates for 2009, 2008 and 2007 were 5.6%, 16.8% and 21.5%, respectively, versus the applicable federal statutory rate of 35% and the applicable state tax rates. The Corporation’s effective rate in 2009  was lower than the statutory tax rate primarily as a result of the $214.5 million goodwill impairment charge, which is not deductible for income tax purposes, as well as tax-exempt income earned from state and municipal securities, loans and bank-owned life insurance. The effective tax rate for 2008 was lower than 2007 primarily due to a higher level of tax exempt income recognized during 2008. Tax exempt income increased by $2.9 million from 2007 to 2008 despite an overall decrease in taxable income for the same period.

Capital

Capital formation is important to the Corporation’s well being and future growth. Capital, at the end of 2009, was $261.6 million, a decrease of $213.1 million from the capital balance at the end of 2008 of $474.7 million. The reduction in capital was primarily due to a goodwill impairment charge of $214.5 million recorded in the second quarter of 2009. Also, contributing to the decrease in capital was cash dividends paid of $4.7 million during 2009 offset by an increase of $9.2 million in other comprehensive income. Capital, at December 31, 2008, was $474.7 million, an increase of $135.4 million over December 31, 2007. The increase was mainly due to the issuance of $160.8 million in common stock in connection with the acquisition of Willow Financial partially offset by the increase of $26.5 million in the accumulated other comprehensive loss related to  investment securities available for sale.

On May 28, 2009, the Bank was advised that the OCC established higher minimum capital ratios for the Bank than the “well capitalized” ratios generally applicable to banks under current regulations. To be "well capitalized," banks generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. In the case of the Bank, however, the OCC established higher “individual minimum capital ratios “ (IMCR) requiring a Tier 1 leverage ratio of at least eight percent (8%) of adjusted total assets, a Tier 1 risk-based capital ratio of at least ten percent (10%) and a total risk-based capital ratio of at least twelve percent (12%) which the Bank was required to achieve by June 30, 2009. The Corporation’s efforts to raise capital prior to the deadline ultimately resulted in the planned merger with First Niagara, which was announced on July 28, 2009. In addition, the Corporation elected to reduce and subsequently suspend its cash dividends on its common stock beginning with the third quarter of 2009 and to defer quarterly interest payments on its outstanding subordinated debentures until further notice, beginning with the interest payments that were due on September 15, 2009. These actions were taken to conserve capital.

During December 2009, First Niagara entered into a loan transaction to recapitalize the Bank. As of December 31, 2009, the Corporation borrowed the full $50.0 million available under the credit facility from First Niagara which was contributed to the Bank as Tier 1 capital, allowing it to meet the general regulatory capital ratios of a “well capitalized” bank for the first time since September 2008. The Corporation’s regulatory capital ratios as of December 31, 2009 included total risk-based capital of 10.64%, Tier 1 risk-based capital of 9.38% and a Tier 1 leverage capital of 6.33%. The Bank’s regulatory capital ratios as of December 31, 2009 included total risk-based capital of 11.65%, Tier 1 risk-based capital of 10.39% and a Tier 1 leverage capital of 7.01%. While these capital ratios are above the “well capitalized”  requirements, they are below the Bank’s higher IMCR requirements established by the OCC. In connection with the capital infusion, the OCC extended the deadline for compliance with the IMCR from June 30, 2009 to March 31, 2010, subject to continued compliance with “well capitalized” ratios achieved upon receipt of the First Niagara loan proceeds. Effective March 4, 2010, this deadline was further extended to May 31, 2010, subject to the same conditions. First Niagara is also prepared to buy up to $80 million in commercial and commercial real estate loan participations from the Corporation and has purchased $63.2 million as of December 31, 2009. These purchases allow the Corporation to originate loans on behalf of First Niagara via a correspondent relationship, both of which will further enhance the Corporation’s regulatory capital ratios and boost lending activities.

Management continues to analyze and evaluate the Corporation’s current capital position relative to the Corporation’s ongoing business operations, current economic conditions, the regulatory environment, including the higher minimum capital ratio requirements for the Bank established by the Office of the Comptroller of the Currency, and future capital requirements.

Pursuant to the federal regulators’ risk-based capital adequacy guidelines, the components of capital are called Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is generally common stockholder’s equity and retained earnings adjusted to exclude disallowed goodwill and identifiable intangibles as well as the inclusion of qualifying trust preferred securities. Tier 2 capital for the Corporation is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk-weighting factors from 0% to 200% to various categories of assets and off-balance sheet financial instruments. The minimum for the Tier 1 capital ratio is 4.0%, and the total capital ratio (Tier 1 plus Tier 2 capital divided by risk-adjusted assets) minimum is 8.0%. Purchase accounting adjustments related to the acquisition of Willow Financial in December 2008 contributed to the reduction of the Corporation’s total risk-based capital ratio below the regulatory threshold for a “well capitalized” bank during the first three quarters of 2009 and at the end of 2008. The Corporation does not believe that these mark-to-market valuations reflect a reduction in the realizable value of Willow Financial’s assets and expects to recover the discount through amortization in 2009 and beyond. At December 31, 2009, the Corporation’s Tier 1 risk-adjusted capital ratio increased to 9.38% from 7.73% at December 31, 2008, and the total risk-adjusted capital ratio at December 31, 2009 increased to 10.64% from 8.88% at December 31, 2008. Both of these ratios are above regulatory “well capitalized” requirements at December 31, 2009; however, they are below the Bank’s IMCR requirements of 10.00% and 12.00%, respectively.

To supplement the risk-based capital adequacy guidelines, the Federal Reserve Board (FRB) established a leverage ratio guideline. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations. Other banking organizations are expected to have ratios of at least 4% or 5%, depending upon their particular condition and growth plans. Higher leverage ratios could be required by the particular circumstances or risk profile of a given banking organization. At December 31, 2009, the Corporation’s leverage ratio decreased to 6.33% from  8.19% at December 31, 2008. The leverage ratio at December 31, 2009 is above the regulatory “well capitalized” requirements but below the Bank’s IMCR requirement of 8.00%. The lower leverage ratio of the Corporation at December 31, 2009 was mainly due to an increase in average loans and average assets from the acquisition of Willow Financial in December 2008.

Under FDIC regulations, a “well capitalized” institution must have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and not be subject to a capital directive order. To be considered “adequately capitalized” an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8% and not be subject to a capital directive order. An institution is deemed to be “critically under capitalized” if it has a tangible equity ratio of 2% or less. As of December 31, 2009, the Bank is above the regulatory minimum guidelines and meets the criteria to be categorized as a “well capitalized” institution for the risk-based capital and leverage ratios. However, the December 31, 2009 capital ratios are below the Bank’s IMCR requirements.

After a detailed analysis of dividend yields by the Corporation, the cash dividend paid on its common shares in the first quarter of 2009 was reduced to $0.10 per share from $0.20 per share for each quarter in 2008. The Corporation further reduced the second quarter 2009 cash dividend to $.01 per share. On August 17, 2009, the Board of Directors of the Corporation elected to suspend payment of regular quarterly dividends on its common shares beginning with the dividend for the third quarter of 2009. These actions were taken to conserve capital in light of the impact of continued weak economic conditions. This resulted in a reduction of cash dividends of approximately $20.4 million for 2009 as compared to 2008. Activity in both the Corporation’s dividend reinvestment and stock purchase plan did not have a material impact on capital during 2009.

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

The resulting projections as of December 31, 2009, show the potential sources of funds exceeding the potential uses of funds. The accuracy of this prediction can be affected by limitations inherent in the model and by the occurrence of future events not anticipated when the projections were made. The Corporation has external sources of funds which can be drawn upon when funds are required. As of December 31, 2009, the Bank had borrowings outstanding with the FHLB of $448.6 million, all of which were long-term. At December 31, 2009, the Bank had a borrowing capacity of $65.0 million at the FHLB. In addition, the Corporation’s funding sources include investment and loan portfolio cash flows, cash balances of approximately $844.0 million and short-term investments, as well as repurchase agreements. The Corporation could also increase its liquidity through its pricing on certificates of deposit products. At December 31, 2009, the Corporation has pledged available for sale investment securities with a carrying value of $674.7 million and held to maturity securities of $12.7 million. Securities with a carrying value of $680.7 million were pledged to secure public funds, customer trust funds, government deposits and repurchase agreements as of December 31, 2009. During July 2009, the FHLB required the Corporation’s outstanding borrowings with the FHLB be fully collateralized. Any future borrowings with the FHLB are also required to be fully collateralized. Loans with a carrying value of $736.1 million and cash of $145.0 million were pledged as collateral for FHLB borrowings as of December 31, 2009.

The Corporation believes it has adequate funding sources to maintain sufficient liquidity given its current business conditions. Except as discussed herein, management believes that there are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way. Despite the anticipated market volatility and rate environment for much of 2010, the Corporation expects to be able to retain most of these deposits. In the event that additional funds are required, the Corporation believes its short-term liquidity is adequate as outlined above.

Recent Developments

The global and U.S economies are experiencing significantly reduced business activity as a result of, among other factors, continued disruptions in the financial system in the past year. Dramatic declines also continued in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, resulting in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

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

In November 2008, the Corporation filed an application to participate in the CPP as part of the TARP. On April 28, 2009, after discussion with its regulators, the Corporation withdrew its application.

The EESA included a provision for a temporary increase in the Federal Deposit Insurance (FDIC) from $100,000 to $250,000 per depositor effective October 3, 2008 through December 31, 2009. On May 20, 2009, the $250,000 FDIC insurance limit was extended through December 31, 2013. In addition, the FDIC announced the Temporary Liquidity Guarantee Program effective October 14, 2008, enabling the FDIC to temporarily provide a 100% guarantee of newly issued senior unsecured debt of all FDIC-insured institutions and their holding companies issued before June 30, 2009, as well as deposits in non-interest bearing transaction deposit accounts through December 31, 2009. Coverage under the Temporary Liquidity Guarantee Program was available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Corporation determined it would continue to participate in the Temporary Liquidity Guarantee Program for non-interest bearing deposit accounts after the 30 day initial period but did not participate in the issuance of unsecured debt. On August 26, 2009, the FDIC adopted a final rule extending the FDIC’s guarantee of qualifying noninterest-bearing transaction accounts under the Transaction Account Guarantee program (TAG) for six months until June 30, 2010 in order to assure an orderly phase-out of the TAG. Each insured institution that continues to participate in the extended TAG program will be subject to increased fees ranging from 15 basis points to 25 basis points, depending on its risk category rating. The Corporation decided to continue to participate in the TAG program during the extension period. It is not clear at this time what impact these programs announced by the Treasury and other bank regulatory agencies and any additional programs that may be initiated in the future, will have on the Corporation or the financial markets as a whole.

Table 15—Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2009:

	December 31, 2009
	Total	One year or less	After one year through three years	After three years through five years	After five years
	(Dollars in thousands)
Minimum annual operating leases	$ 101,273	$9,919	$ 18,247	$ 16,447	$ 56,660
Remaining contractual maturities of time deposits	1,549,617	1,192,166	345,232	11,115	1,104
Long-term borrowings	679,889	72,513	274,213	185,525	147,638
Subordinated debt	93,828	—	—	—	93,828
Unfunded home equity lines of credit(1)	337,391	10,335	41,294	29,546	256,216
Unfunded other loan lines of credit	339,997	257,349	72,083	10,565	—
Standby letters of credit	40,040	34,669	2,399	69	2,903
Total	$3,142,035	$1,576,951	$753,468	$253,267	$558,349

(1)	Home equity lines of credit in the after five years category have no stated expiration.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at December 31, 2009 and December 31, 2008 of $31.1 million and $36.4 million , respectively, and commitments to sell mortgage loans at a specified rate at December 31, 2009 and December 31, 2008 of $69.0 million and $53.1 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At

December 31, 2009, the Corporation had commitments with a positive fair value of $1.4 million and negative fair value of $38,000 which was recorded as other income At December 31, 2008, the Corporation had commitments with a positive fair value of $274,000 and negative fair value of $48,000 which was recorded as other income.

During January 2006, the Bank completed its acquisition of the Cornerstone Companies. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period.  For 2009, an earn-out payment was not made as the minimum operating results were not met. For 2008, 2007 and 2006, the minimum operating results were met resulting in earn-out payments totaling $3.6 million which was recorded as additional goodwill. At December 31, 2009, the remaining maximum payout is $3.4 million through 2010.

For information on known uncertainties, see Item 1, “Business.”

Fourth Quarter 2009 Results (Unaudited)

Net income for the fourth quarter of 2009 was $2.8 million, or $0.07 per diluted share, as compared to $3.8 million or $0.11 per diluted share for the fourth quarter of 2008.

During the fourth quarter of 2009, the provision for loan losses was $4.5 million, compared to $7.9 million in the fourth quarter of 2008. The decrease in provision for loan losses is due to significant provisions recorded in prior quarters.  As a result of the provision for loan losses recorded from December 31, 2008 through December 31, 2009, the ratio of the allowance for loan losses to total loans has increased from 1.36% to 2.23% during that period.

Net interest income on a tax-equivalent basis in the fourth quarter 2009 remained relatively flat as compared to the same period in the prior year. The net interest margin decreased to 2.56% in the fourth quarter of 2009 compared to 3.16% for 2008. The net interest margin decreased as a 132 basis point decrease in the yield on average earning assets of $4.9 billion was only partially offset by a 77 basis point decrease in the cost of interest bearing liabilities of $4.3 billion.

Noninterest income of $13.5 million for the fourth quarter of 2009 remained relatively flat as compared to $13.3 million in the fourth quarter of 2008. There was a $721,000 increase in gains on sales of investment securities in the fourth quarter of 2009 which was offset by an increase of $952,000 in other-than-temporary impairment charges on collateralized debt obligation investments in pooled trust preferred securities and equity securities. Deposit service charge income increased $759,000 or 20.7% over 2008 mainly due to the Willow Financial acquisition. Wealth management income declined 29.6% to $4.1 million driven by poor market conditions during 2009. Other income decreased $809,000 or 33.2% primarily to due to higher prior year fees on derivative instruments.

Noninterest expense increased $4.9 million for the fourth quarter of 2009 over the same period in the prior year. Salaries and benefits expense increased $753,000 primarily due to higher staffing levels resulting from the Willow Financial acquisition which closed in December 2008. Occupancy expenses increased $1.2 million over the prior period due to the Willow Financial acquisition. Intangible asset expense decreased $1.2 million primarily due to a prior year $1.4 million valuation adjustment on mortgage servicing rights. Merger costs decreased $2.5 million due to the Willow Financial acquisition in December 2008. FDIC deposit insurance expense increased $1.2 million due to increased premiums. Other expenses increased $2.0 million primarily due to the Willow Financial acquisition.

The following is the summarized (unaudited) consolidated quarterly financial data of the Corporation which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the Corporation’s results of operations:

Table 16—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended 2009 (1) (2)					Three Months Ended 2008 (2)
	Dec. 31	Sept. 30	June 30		March 31	Dec. 31	Sept. 30	June 30	March 31
Interest income	$52,123	$55,005		$60,045	$63,638	$54,583	49,942	$49,353	$52,416
Interest expense	22,445	23,567		26,592	28,334	25,136	24,645	24,164	28,209
Net interest income	29,678	31,438		33,453	35,304	29,447	25,297	25,189	24,207
Provision for loan losses	4,450	14,750		32,000	7,121	7,920	2,580	3,107	1,960
Net interest income after provision for loan losses	25,228	16,688		1,453	28,183	21,527	22,717	22,082	22,247
Noninterest income	13,513	12,275		21,711	16,159	13,344	10,445	11,596	10,832
Noninterest expense	36,150	40,221		252,750	38,621	31,293	25,153	24,458	23,718
Income (loss) before income taxes	2,591	(11,258)		(229,586)	5,721	3,578	8,009	9,220	9,361
Income tax expense (benefit)	(211)	(6,889)		(7,083)	1,126	(245)	1,370	1,893	2,057
Net income (loss)	$2,802	$(4,369		$(222,503)	$4,595	$3,823	$6,639	7,327	$7,304
Net income (loss) per share
Basic	$0.07	$(0.10	$	(5.17)	$0.11	$0.11	$0.21	$0.24	$0.23
Diluted	$0.07	$(0.10		$(5.17)	$0.11	$0.11	$0.21	$0.23	$0.23

(1)	The results of operations include a non-cash goodwill impairment charge of $214.5 million during the second quarter of 2009 resulting from the decrease in the market value of the Corporation’s stock.

(2)	The results of operations include the acquisition of Willow Financial effective December 5, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

During the fourth quarter of 2007 through 2009, the economy has experienced a continued decline in the housing market, reductions in credit facilities, disruptions in the financial system, and volatility in the financial markets, all resulting in short-term rate reductions by the Federal Open Market Committee and the creation of programs by Congress and the Treasury Department for the purpose of stabilizing and providing liquidity to the U.S. financial markets. This has created a challenging interest rate environment for the Corporation which has impacted our interest rate sensitivity exposure. Information on quantitative and qualitative disclosures about market risk is incorporated by reference to the discussion contained in Item 7, under the caption “Interest Rate Sensitivity,” and Table 13, “Contractual Repricing Data of Interest Sensitive Assets and Liabilities,” and Table 14, “Market Value of Equity.”

Item 8.	Financial Statements and Supplementary Data

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash and due from banks	$56,235	$75,305
Interest-bearing deposits in banks	787,722	27,221
Total cash and cash equivalents	843,957	102,526
Residential mortgage loans held for sale (at fair value)	37,885	17,165
Investment securities available for sale (amortized cost $1,068,649 and $1,186,586, respectively)	1,038,153	1,141,948
Investment securities held to maturity (fair value $25,192 and $50,059, respectively)	25,324	50,434
Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments	44,647	39,279
Loans and leases	2,955,493	3,668,079
Less: Allowance for loan losses	(66,620)	(49,955)
Net loans and leases	2,888,873	3,618,124
Premises and equipment, net	47,160	50,605
Accrued interest receivable	15,150	21,120
Goodwill	21,622	240,701
Intangible assets, net	21,753	27,807
Bank-owned life insurance	90,216	87,081
Other assets	113,056	93,719
Total assets	$5,187,796	$5,490,509
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$523,475	$479,469
Interest-bearing:
Checking	665,039	556,855
Money market	887,423	1,042,302
Savings	319,293	270,885
Time deposits	1,549,617	1,588,921
Total deposits	3,944,847	3,938,432
Federal funds purchased and short-term securities sold under agreements to repurchase	71,470	136,113
Other short-term borrowings	51,390	984
Long-term borrowings	679,889	759,658
Accrued interest payable	38,327	34,495
Subordinated debt	93,828	93,743
Other liabilities	46,474	52,377
Total liabilities	4,926,225	5,015,802
Shareholders’ equity:
Series preferred stock, par value $1 per share; authorized 8,000,000 shares, none issued	—	—
Common stock, par value $1 per share; authorized 200,000,000 shares; issued 43,139,515 and 43,022,387 shares at December 31, 2009 and 2008, respectively	43,140	43,022
Additional paid-in capital	380,134	379,551
(Accumulated deficit) retained earnings	(141,872)	82,295
Accumulated other comprehensive loss	(19,822)	(29,017)
Treasury stock, at cost: 527 and 76,635 shares at December 31, 2009 and 2008, respectively	(9)	(1,144)
Total shareholders’ equity	261,571	474,707
Total liabilities and shareholders’ equity	$5,187,796	$5,490,509

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Interest income
Loans and leases, including fees	$177,657	$153,725	$145,319
Investment securities:
Taxable	39,254	39,195	34,803
Exempt from federal taxes	12,873	12,277	10,863
Federal funds sold and securities purchased under agreements to resell	―	996	3,084
Deposits in banks	1,027	101	492
Total interest income	230,811	206,294	194,561
Interest expense
Savings and money market deposits	20,036	25,140	47,980
Time deposits	51,986	53,771	41,309
Short-term borrowings	632	2,099	5,431
Long-term borrowings	28,284	21,144	17,407
Total interest expense	100,938	102,154	112,127
Net interest income	129,873	104,140	82,434
Provision for loan losses	58,321	15,567	10,550
Net interest income after provision for loan losses	71,552	88,573	71,884
Noninterest income
Service charges	17,284	13,515	9,690
Gain (loss) on sales of investment securities, net	11,418	2,642	1,187
Other-than-temporary impairment (OTTI) losses on available for sale securities	(16,638)	(1,923)	(55)
Portion of OTTI losses recognized in other comprehensive loss (before taxes)	7,239	―	―
Net OTTI losses recognized in operations on available for sale securities	(9,399)	(1,923)	(55)
Gain on mortgage banking sales, net	9,018	557	472
Gain on sale-leaseback of bank properties	―	―	2,788
Wealth management	18,096	18,644	18,642
Bank-owned life insurance	3,133	2,777	2,489
Other income	14,108	10,005	8,125
Total noninterest income	63,658	46,217	43,338
Noninterest expense
Salaries, wages and employee benefits	71,093	56,108	48,832
Occupancy	15,495	10,101	7,008
Furniture and equipment	5,732	4,432	3,941
Professional fees	12,595	4,939	2,912
Intangibles expense	4,315	4,208	1,225
FDIC deposit insurance	13,473	2,082	303
Goodwill impairment	214,536	―	―
Merger charges	―	3,430	423
Other expense	30,503	19,322	16,711
Total noninterest expense	367,742	104,622	81,355
(Loss) income before income taxes	(232,532)	30,168	33,867
Income tax (benefit) expense	(13,057)	5,075	7,272
Net (loss) income	$(219,475)	$25,093	$26,595
Net (loss) income per share information:
Basic	$(5.09)	$0.78	$0.91
Diluted	$(5.09)	$0.78	$0.90
Cash dividends per share	$0.11	$0.80	$0.80
Weighted average number of common shares:
Basic	43,078,543	32,201,150	29,218,671
Diluted	43,078,543	32,364,137	29,459,898

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Common		Retained	Accumulated
	Number	Number	Stock	Additional	Earnings	Other
	of Shares	of Shares	Par Value	Paid in Capital	(Accumulated Deficit)	Comprehensive (Loss) Income	Treasury Stock	Total	Comprehensive Income (Loss)
	(Dollars and share information in thousands)
Balance January 1, 2007	29,074	(109)	29,074	194,713	79,339	(6,103)	(2,272)	294,751
Issuance of stock for stock options, net of tax and excess tax benefits	—	76	—	(386)	—	—	1,391	1,005
Issuance of stock awards	—	—	—	(1)	—	—	5	4
Stock-based compensation expense	—	—	—	118	—	—	—	118
Net income	—	—	—	—	26,595	—	—	26,595	$26,595
Other comprehensive income, net of reclassifications and tax	—	—	—	—	—	3,537	—	3,537	3,537
Issuance of common stock for acquisition of East Penn Financial	2,433	—	2,433	36,686	—	—	—	39,119
Purchases of treasury stock	—	(141)	—	—	—	—	(2,196)	(2,196)
Cash dividends	—	—	—	—	(23,623)	—	—	(23,623)
Comprehensive income									$30,132
Balance December 31, 2007	31,507	(174)	31,507	231,130	82,311	(2,566)	(3,072)	339,310
Issuance of stock for stock options, net of excess tax benefits	—	165	—	(992)	—	—	2,850	1,858
Issuance of stock awards	—	—	—	—	—	—	2	2
Stock-based compensation expense	—	—	—	136	—	—	—	136
Net income	—	—	—	—	25,093	—	—	25,093	$25,093
Other comprehensive loss, net of reclassifications and tax	—	—	—	—	—	(26,451)	—	(26,451)	(26,451)
Issuance of common stock for acquisition of Willow Financial	11,515	—	11,515	149,277	—	—	—	160,792
Cash dividends
Treasury stock received in sale of subsidiary	—	(66)	—	—	—	—	(906)	(906)
Cash dividends	—	—	—	—	(25,109)	—	—	(25,109)
Other	—	(1)	—	—	—	—	(18)	(18)
Comprehensive loss									$(1,358)
Balance December 31, 2008	43,022	(76)	$43,022	$379,551	$82,295	$(29,017)	$(1,144)	$474,707
Issuance of stock for stock options, net of excess tax benefits	53	59	53	65	—	—	751	869
Issuance of stock under dividend reinvestment and stock purchase plan	65	39	65	4	—	—	599	668
Conversion of Willow Financial Recognition and Retention Plan shares to treasury	—	(23)	—	206	—	—	(215)	(9)
Stock-based compensation expense	—	—	—	308	—	—	—	308
Net loss	—	—	—	—	(219,475)	—	—	(219,475)	$(219,475)
Other comprehensive income, net of reclassifications and tax	—	—	—	—	—	9,195	—	9,195	9,195
Cash dividends	—	—	—	—	(4,692)	—	—	(4,692)
Comprehensive loss									$(210,280)
Balance December 31, 2009	43,140	(1)	$43,140	$380,134	(141,872)	$(19,822)	$(9)	$261,571

See accompanying notes to consolidated financial statements.

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Operating activities
Net (loss) income	$(219,475)	$25,093	$26,595
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	58,321	15,567	10,550
Depreciation	6,274	4,308	4,007
Goodwill impairment	214,536	—	—
Intangibles expense	4,315	4,208	1,225
Net (accretion) amortization of discounts/premiums on investments and borrowings	(3,281)	320	1,761
Deferred income benefit	(5,652)	(3,553)	(8,916)
Gain on sales of investment securities, net	(11,418)	(2,642)	(1,132)
Other-than-temporary impairment on investments available for sale	9,399	1,923	—
Gain on mortgage banking sales, net	(9,018)	(557)	(472)
Gain on sale-leaseback of bank properties	—	—	(2,788)
Originations of loans held for sale	(608,114)	(87,623)	(40,558)
Proceeds from sale of loans originated for sale	596,412	72,370	41,667
Bank-owned life insurance income	(3,133)	(2,777)	(2,489)
Death benefit on bank-owned life insurance	—	(405)	—
Stock-based compensation expense	308	136	118
Pension termination expense	—	—	1,917
Net decrease in accrued interest receivable	5,970	798	307
Net increase (decrease) in accrued interest payable	3,832	1,615	(4,410)
Net (increase) decrease in other assets	(9,612)	(1,723)	5
Net (decrease) increase in other liabilities	(4,590)	(1,303)	5,773
Other, net	1,660	(68)	1,085
Net cash provided by operating activities	26,734	25,687	34,245
Investing activities
Proceeds from sales of investment securities available for sale	470,840	208,456	186,218
Proceeds from maturity or calls of investment securities held to maturity	25,485	6,864	1,500
Proceeds from maturity or calls of investment securities available for sale	228,290	167,067	150,110
Proceeds, redemption of Federal Home Loan Bank stock and reduction in other investments	1,234	5,513	7,811
Purchases of investment securities available for sale	(581,110)	(409,861)	(343,679)
Purchases of Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments	(6,602)	(11,091)	(3,737)
Proceeds from sale of indirect and residential loans	234,826	—	—
Other net decrease (increase) in loans	432,171	(118,091)	(83,799)
Net cash (paid) acquired due to acquisitions	(877)	42,107	(34,010)
Payments to fund pension plan	—	(1,250)	—
Purchases of premises and equipment	(6,027)	(10,072)	(10,912)
Proceeds from sales of premises and equipment	40	866	39,712
Proceeds from sales of other real estate	2,249	1,244	13
Net cash provided by (used in) investing activities	800,519	(118,248)	(90,773)
Financing activities
Net increase in deposits	6,415	6,722	85,491
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(64,643)	9,605	(6,429)
Increase (decrease) in short-term borrowings	50,406	(1,031)	658
Advances of long-term borrowings	—	125,000	125,000
Repayments of long-term borrowings	(74,845)	(131,347)	(62,003)
Proceeds from subordinated debt issuance	—	—	23,196
Cash dividends	(4,692)	(25,109)	(23,623)
Repurchase of common stock	—	—	(2,196)
Proceeds from the exercise of stock options	869	1,567	925
Proceeds from issuance of stock under dividend reinvestment and stock purchase plan	668	—	—
Excess tax benefits from stock-based compensation	—	277	42
Net cash (used in) provided by financing activities	(85,822)	(14,316)	141,061
Net (decrease) increase in cash and cash equivalents	741,431	(106,877)	84,533
Cash and cash equivalents at beginning of year	102,526	209,403	124,870
Cash and cash equivalents at end of year	$843,957	$102,526	$209,403
Cash paid during the year for:
Interest	$102,659	$101,550	$116,649
Income taxes	$2,058	$17,668	$6,145
Supplemental disclosure of noncash investing and financing activities:
Transfer of assets from loans to other real estate owned	$2,625	$2,416	$51
Acquisitions, common stock issued	$—	$160,792	$39,119
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 1 –  Merger with First Niagara Financial Group, Inc.

On July 27, 2009, Harleysville National Corporation (the “Corporation”) and First Niagara Financial Group, Inc. (“First Niagara”), the holding company for First Niagara Bank, announced that they had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated July 26, 2009, which sets forth the terms and conditions pursuant to which the Corporation will merge with and into First Niagara in a transaction valued at approximately $237 million. Under the terms of the Merger Agreement, shareholders of the Corporation will receive 0.474 shares of First Niagara stock for each share of common stock they own, representing a premium of about 37.5% based on the Corporation’s closing price on July 24, 2009 of $4.00 per share. The exchange ratio is based on First Niagara’s five-day average closing stock price of $11.60 on July 22, 2009. The exchange ratio is subject to downward adjustment if loan delinquencies of Harleysville National Bank and Trust Company exceed specified amounts. The Corporation recorded a goodwill impairment charge of $214.5 million during the second quarter of 2009, resulting from the decrease in market value caused by underlying capital and credit concerns which was valued through the Merger Agreement. The impairment effectively constituted the difference between the sale price of the Corporation to First Niagara for $5.50 per share, which established the fair value of the Corporation, compared to the Corporation’s book value per share of $10.75 prior to the impairment charge with further evaluation through the Corporation’s step two goodwill analysis. See Note 9 – Goodwill and Other intangibles for further information.

The Boards of Directors of the Corporation and First Niagara and the Corporation’s shareholders have approved the Merger Agreement and the merger, but the transaction remains subject to regulatory approval and other customary closing conditions. The merger is intended to qualify as reorganization for federal income tax purposes, such that shares of the Corporation exchanged for shares of First Niagara will be issued to the Corporation’s shareholders on a tax-free basis. It is expected that the transaction will be completed in the second quarter of 2010.

The Merger Agreement provides for a downward adjustment to the merger consideration to be received by the Corporation’s shareholders if the amount of the Bank’s delinquent loans equals or exceeds $237.5 million as of any month end prior to the closing date of the merger, excluding any month end subsequent to February 28, 2010. For purposes of this calculation, “delinquent loans” is defined as the sum of non-performing assets, loans 30 to 89 days delinquent, and cumulative charge-offs subsequent to the signing of the agreement. By this definition, at December 31, 2010, delinquent loans were $182.8 million.

Note 2— Summary of Significant Accounting Policies

Description of Business

The Corporation is a Pennsylvania corporation, headquartered in Harleysville, Pennsylvania. The Corporation is the registered bank holding company of Harleysville National Bank and Trust Company (the Bank or Harleysville National Bank), a national banking association established in 1909 and a wholly-owned subsidiary of the Corporation. Harleysville National Bank provides a full range of banking services including loans, deposits, investment management and trust and investment advisory services to individual and corporate customers primarily located in eastern Pennsylvania. HNC Financial Company and HNC Reinsurance Company are wholly owned subsidiaries of the Corporation. HNC Financial Company’s principal business function is to expand the investment opportunities of the Corporation. HNC Reinsurance Company functions as a reinsurer of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Summary of Significant Accounting Policies (Continued)

consumer loan credit life and accident and health insurance.

The Corporation and the Bank are subject to regulations of certain state and federal agencies including the Federal Deposit Insurance Corporation (as insurer of the Bank’s deposits), the Board of Governors of the Federal Reserve System (as regulator of the holding company), the Office of the Comptroller of Currency (the primary supervisory authority of the Bank) and the Securities and Exchange Commission (SEC). Accordingly, these regulatory authorities periodically examine the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities, the Corporation’s and the Bank’s businesses are susceptible to being affected by state and federal legislation and regulations.

The Cornerstone Companies (Cornerstone Financial Consultants, Ltd. (CFC), Cornerstone Institutional Investors, Inc. (CII) and Cornerstone Advisors Asset Management, Inc. (CAAM)), wholly-owned subsidiaries of the Bank, are registered investment advisors with the SEC and are subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations, as well as certain state securities laws and regulations. Much of the regulation of CII, as a registered broker-dealer, however, has been delegated to self-regulatory organizations (SROs), principally FINRA (Financial Industry Regulatory Authority), its subsidiaries and the national securities exchanges. These SROs, which are subject to oversight by the SEC, adopt rules that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the Corporation and its wholly owned subsidiaries, Harleysville National Bank, HNC Financial Company, and HNC Reinsurance Company. Willow Financial Bancorp, Inc. and its wholly owned subsidiary, Willow Financial Bank (collectively, “Willow Financial”) are included in the Corporation’s results effective December 5, 2008. East Penn Financial Corporation and its wholly owned subsidiary, East Penn Bank (collectively, “East Penn Financial”) are included in the Corporation’s results effective November 16, 2007. The Corporation has evaluated subsequent events for recognition and/or disclosure through the date these financial statements were issued. All significant intercompany accounts and transactions have been eliminated in consolidation and certain prior period amounts have been reclassified to conform to current year presentation. The accounting and reporting policies of the Corporation and its subsidiaries conform with U.S. generally accepted accounting principles (GAAP).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the consolidated balance sheets and the income and expense in the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Critical estimates include the determination of the allowance for loan losses, goodwill and other intangible assets impairment, stock-based compensation, fair value measurement for investment securities available for sale, inclusive of other-than-temporary impairment, and deferred income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under agreements to resell and interest-bearing deposits in banks with original maturities of generally three months or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Summary of Significant Accounting Policies (Continued)

Investment Securities

Debt securities, which management has the intent and ability to hold until maturity, are classified as held to maturity and reported at amortized cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the life of the securities. Debt and equity securities expected to be held for an indefinite period of time are classified as available for sale and are stated at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. The Corporation receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments.

Amortization of premiums and accretion of discounts for investment securities available for sale and held to maturity are included in interest income. Realized gains and losses on the sale of investment securities are recognized using the specific identification method and are included in the consolidated statements of operations.

On a quarterly basis, the Corporation formally evaluates its investment securities for other-than-temporary impairment. The Corporation uses various indicators in determining whether a security is other-than-temporarily impaired, such as 1) the length of time and the extent to which the fair value has been less than the amortized cost basis, 2) adverse conditions specifically related to the security, industry, or geographic area, 3) the historical and implied volatility of the fair value of the security, 4) the payment structure of the debt security, 5) failure of the underlying issuers to make scheduled interest or principal payments, 6) any changes to the rating of the security, and 7) recoveries or additional declines in fair value subsequent to the balance sheet date. For securities deemed to be other-than-temporarily impaired, the Corporation uses cash flow modeling to determine the credit related portion of the loss. The credit portion of the loss is recognized through earnings and the noncredit portion on securities that the Corporation does not intend to sell and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery is recognized in other comprehensive income, net of tax.

Federal Home Loan Bank stock, Federal Reserve Bank stock and certain other investments without readily determinable fair values are classified as a separate line item on the Corporation’s consolidated balance sheets. These investments are carried at cost and periodically evaluated for impairment.

Loans

Loans that management intends to hold to maturity are stated at the principal amount outstanding. Net loans represent the principal loan amount outstanding net of deferred fees and costs, unearned income and the allowance for loan losses. Interest on loans is credited to income based on the principal amount outstanding.

Loan origination fees and direct loan origination costs of completed loans are deferred and recognized over the life of the loan as an adjustment to the yield. The net loan origination fees recognized as yield adjustments are reflected in loan interest income from loans and leases in the consolidated statements of operations and the unamortized balance of the net loan origination fees is reported in net loans in the consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Summary of Significant Accounting Policies (Continued)

income if these factors do not exist. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future. Loans are considered past due after one payment has been missed. Loans are charged off when it becomes evident that such balances are not fully collectible.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Impaired loans are measured individually based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is based on the fair value of the collateral when foreclosure is probable. If the recorded investment in impaired loans exceeds the measure of estimated fair value, a specific allowance is established as a component of the allowance for loan losses. The Corporation’s policy for interest income recognition on impaired loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management believes is sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires significant estimates by management. Consideration is given to a variety of factors in establishing these estimates including historical losses, current and anticipated economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, borrowers’ perceived financial and management strengths, the adequacy of underlying collateral, the dependence on collateral, and the strength of the present value of future cash flows and other relevant factors. These factors may be susceptible to significant change. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which may adversely affect the Corporation’s results of operations in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

The Corporation performs periodic evaluations of the allowance for loan losses that include historical, internal and external factors. The actual allocation of reserve is a function of the application of these factors to arrive at a reserve for each portfolio type and an additional component of the reserve allocated against the portfolio as a whole. Management assigns historical factors and environmental factors to homogeneous groups of loans that are grouped by loan type and credit rating. Changes in concentrations and quality are captured in the analytical metrics used in the calculation of the reserve. The components of the allowance for credit losses consist of both historical losses and estimates. Management bases its recognition and estimation of each allowance component on certain observable data that it believes is the most reflective of the underlying loan losses being estimated. The observable data and accompanying analysis is directionally consistent, based upon trends, with the resulting component amount for the allowance for loan losses. The Corporation’s allowance for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Summary of Significant Accounting Policies (Continued)

loan losses components include the following: historical loss estimation by loan product type and by risk rating within each product type, payment (past due) status, industry concentrations, internal and external variables such as economic conditions, credit policy and underwriting changes and results of the loan review process. The Corporation’s historical loss component is a significant component of the allowance for loan losses, and all other allowance components are based on the inherent loss attributes that management believes exist within the total portfolio that are not captured in the historical loss component as well as external factors impacting the portfolio taken as a whole.

The historical loss components of the allowance represent the results of analyses of historical charge-offs and recoveries within pools of homogeneous loans, within each risk rating and broken down further by segment, within the portfolio. Criticized assets are further assessed based on trends, relative to migrations in delinquency, risk rating, and nonaccrual status, by credit product (collectively expressed as the product level environmental factor)

The historical loss components of the allowance for commercial and industrial loans and commercial real estate loans (collectively “commercial loans”) are based principally on current risk ratings and historical loss rates adjusted by the product level environmental factor. All commercial loans with an outstanding balance over $500,000 are subject to review on an annual basis. A sample of commercial loans with a “pass” rating is individually reviewed annually. Commercial loans that management determines to be potential problem loans are individually reviewed at a minimum annually. The loan review conducted by management is designed to determine whether such loans are individually impaired, with impairment measured by reference to the collateral coverage and/or debt service coverage. Consumer credit and residential real estate reviews are limited to those loans reflecting delinquent payment status or performed on loans otherwise deemed to be at risk of nonpayment. Homogeneous loan pools, including consumer and 1-4 family residential mortgages are not subject to individual review but are evaluated utilizing risk factors such as concentration of one borrower group. The historical loss component of the allowance for these loans is based principally on loan payment status, retail classification and historical loss rates, adjusted by the product level environmental factor, to reflect current events and conditions.

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

The historic loss model includes two judgmental components (product level and portfolio level environmental factors) that reflect management’s belief that there are additional inherent credit losses based on loss attributes not adequately captured in the lagging indicators. The judgmental components are allocated to the specific segments of the portfolio based on the historic loss component of each segment under review as well as an additional assessment applied to the at the portfolio level.

Portfolio level environmental factors included in management’s calculation entail the measurement of a wider array of both internal and external criteria impacting the portfolio as a whole. The portfolio level environmental factors are based upon management’s review of trends in the Corporation’s primary market area as well as regional and national economic trends. Management utilizes various economic factors that could impact borrowers’ future ability to make loan payments such as changes in the interest rate environment, product supply shortages, negative industry specific events, and local economic events.  Management utilizes relevant data provided by the Third Federal Reserve District of Philadelphia that describe the economic events affecting specific geographic areas. Furthermore, given that past-performance indicators may not adequately capture current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Summary of Significant Accounting Policies (Continued)

risk levels, allowing for a real-time adjustment enhances the validity of the loss recognition process. There are many credit risk management reports that are synthesized by credit risk management staff to assess the direction of credit risk and its effect on losses. It is important to continue to use experiential data to confirm risk as measurable losses will continue to manifest themselves at higher than normal levels even after the economic cycle has begun an upward swing and lagging indicators begin to show improvement. The judgmental component is allocated to the entire portfolio based upon management’s evaluation of the factors under review.

Loans acquired with evidence of deterioration of credit quality since origination for which it is probable that the Corporation will be unable to collect all contractually required payments receivable are recorded at the present value of amounts expected to be received. Income recognition on these loans is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield. The Corporation uses the cash basis method of interest income recognition for these impaired loans.

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

The Corporation estimates the fair value of servicing rights based upon the present value of expected future cash flows associated with the servicing rights discounted at a current market discount rate appropriate for each investor group. The loans are grouped into homogenous pools for analysis based upon the predominant risk characteristics including original term, remaining term, loan type and interest rate. Assumptions are developed that include estimates of servicing costs, loan defaults, prepayment speeds, discount rates, market conditions and other factors that impact the value of retained interests. If the carrying value of mortgage servicing rights for a pool exceeds the estimated fair value, an impairment loss is recognized through a charge to the valuation allowance with a corresponding adjustment to earnings.

Mortgage loans originated and intended for sale in the secondary market are recorded at estimated fair value. The Corporation estimates the fair value of mortgage loans held for sale using current secondary loan market rates. Gains and losses resulting from changes in fair value are included in earnings in other noninterest income in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Summary of Significant Accounting Policies (Continued)

Net Assets in Foreclosure

Net assets in foreclosure include foreclosed real estate which is carried at the lower of cost (lesser of carrying value of loan or fair value at date of acquisition) or estimated fair value of the collateral less selling costs. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent write-downs and any gain or loss upon the sale of real estate owned is recorded in other noninterest income. Expenses incurred in connection with holding such assets are recorded in other noninterest expense.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquired entity over the fair value of the identifiable net assets acquired in accordance with the purchase method of accounting. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangible assets with finite useful lives are amortized on a straight-line basis or sum of the years digits basis over their estimated lives (ranging from five to ten years). Identifiable intangible assets are evaluated for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. The Corporation employs general industry practices in evaluating the fair value of its goodwill and other intangible assets. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. Any impairment loss related to goodwill and other intangible assets is reflected in noninterest expense in the consolidated statement of operations in the period in which the impairment was determined. In 2009, management performed its annual review of goodwill and other identifiable intangibles. Management performed its review by reporting unit and identified goodwill impairment for the Community Banking segment of $214.5 million. This impairment resulted from the decrease in market value caused by underlying capital and credit concerns and was determined based upon the announced sale price of the Corporation to First Niagara for $5.50 per share. As the Corporation’s annual analysis is performed using March 31 balances, the subsequent stock price decline and a June 2009 communication of higher capital requirements from the Company’s primary regulator were viewed as triggering events and resulted in a subsequent impairment evaluation. This analysis was superseded as the Corporation’s announced merger with First Niagara provided an actual fair value for the Corporation. No impairment was identified relating to the Corporation’s Wealth Management segment or other identifiable intangible assets as a part of this annual review. No assurance can be given that future impairment tests will not result in a charge to earnings. See Note 1 – Subsequent Event, Merger with First Niagara Financial Group and Note 9 – Goodwill and Other Intangibles for additional information.

Derivatives

The Corporation recognizes all derivative instruments at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether, at inception, it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. When the Corporation designates a derivative as hedging, it is required to establish at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Summary of Significant Accounting Policies (Continued)

derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the Corporation’s approach to managing risk.

The Corporation enters into interest rate swap contracts to modify the interest rate characteristics from variable to fixed in order to reduce the impact of interest rate changes on future net interest income. Net amounts payable or receivable from these contracts are accrued as an adjustment to interest income or interest expense of the related asset or liability. Interest rate swap agreements are designated as either cash flow hedges or fair value hedges. For cash flow hedges, the fair value of these derivatives is reported in other assets or other liabilities on the consolidated balance sheets and offset in accumulated other comprehensive income (loss), net of tax, for the effective portion of the derivatives. Amounts reclassed into earnings, when the hedged transaction culminates, are included in net interest income on the consolidated statements of operations. Ineffectiveness of the strategy, if any, is also reported in net interest income. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items are recorded in the Corporation’s consolidated balance sheets with the corresponding gain or loss being recognized in current earnings. The difference between changes in the fair values of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in net interest income in the Corporation’s consolidated statements of operations. The Corporation performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these derivatives are highly effective in offsetting changes in the value of the hedged items.

Stock-Based Compensation

The Corporation recognizes compensation expense for stock options over the requisite service period based on the grant-date fair value of those awards ultimately expected to vest. For grants subject to a service condition, the Corporation utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. For grants subject to a market condition, the Corporation utilizes a Monte Carlo simulation to estimate the fair value and determine the derived service period. Compensation is recognized over the derived service period with any unrecognized compensation cost immediately recognized when the market condition is met. The Corporation’s estimate of the fair value of a stock option is based on expectations derived from historical experience and may not necessarily equate to its market value when fully vested.

Income Taxes

There are two components of income tax expense: current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are recognized due to differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are “more likely than not.” If management determines that the Corporation is not, more likely than not, to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is recognized for the change in deferred tax liabilities or assets between periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Summary of Significant Accounting Policies (Continued)

Pension Plans

The Corporation has certain employee benefit plans covering substantially all employees. The Corporation accrues service cost as incurred. The Corporation’s measurement date for plan assets and obligations is fiscal year-end. On August 9, 2007, the Board of Directors of the Corporation adopted a resolution to terminate the Corporation’s defined benefit pension plan and on May 31, 2008 the plan was terminated. The Corporation’s defined benefit pension plan was frozen at the current benefit levels as of December 31, 2007 at which time the accrual of future benefits for eligible employees ceased. On March 12, 2009, the Corporation’s Board of Directors approved an amendment to the Corporation’s 401(k) defined contribution retirement savings plan, providing for the suspension of the Corporation’s basic and matching contributions effective in April 2009 until further notice by the Board of Directors. See Note 13 – Pension Plans for additional information.

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

Earnings (Loss) Per Share

Basic (loss) earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of the Corporation’s common stock at the average market price during the period, as required by the “treasury stock method” of accounting. The effects of securities or other contracts to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. All weighted average shares, actual shares and per share information in the financial statements are adjusted retroactively for the effect of stock dividends.

Marketing Costs

It is the Corporation’s policy to expense marketing costs in the period in which they are incurred.

Comprehensive Income (Loss)

The Corporation records the following types of items in accumulated other comprehensive income (loss) in its consolidated balance sheets: unrealized gains and losses on available for sale investment securities, net of tax, the noncredit portion of other-than-temporary impairment charges on investment securities, net of tax, and gains and losses on cash flow hedges, net of tax. Gains and losses on available for sale investment securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges on investment securities are reclassified to net income at the time of the charge. Gains or losses on derivatives are reclassified to net income as the hedged item affects earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 2—Summary of Significant Accounting Policies (Continued)

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

Variable Interest Entities

Harleysville Statutory Trust I (Trust I), HNC Statutory Trust II (Trust II), HNC Statutory Trust III (Trust III),  HNC Statutory Trust IV (Trust IV), East Penn Statutory Trust and Willow Grove Statutory Trust I, (collectively, the Trusts) are considered variable interest entities. Accordingly, the Corporation is not considered the primary beneficiary and therefore the Trusts are not consolidated in the Corporation’s financial statements.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Codification update for fair value measurements and disclosures relating to investments in certain entities that calculate net asset value per share or its equivalent. The update offers guidance on how to use net asset value per share to estimate the fair value of alternative investments which do not have a readily determinable fair value such as hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles and funds of funds. The update also requires additional disclosures regarding attributes of these investments. This update is effective for periods ending after December 15, 2009. The adoption of this update did not have a material impact on the Corporation’s financial statements.

In August 2009, the FASB issued an Accounting Standards Codification update for fair value measurements and disclosures of liabilities. The update provided clarification in circumstances in which a quoted price in an active market for the identical liability is not available, requiring a reporting entity to measure fair value using one or more of the specified techniques in the update. The guidance was effective for the first reporting period beginning after issuance or the fourth quarter of 2009. The adoption of this update did not have a material impact on the Corporation’s financial statements.

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

Note 2—Summary of Significant Accounting Policies (Continued)

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

In June 2009, the FASB issued general standards of accounting and disclosure for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standards were effective for interim and annual periods ending after June 15, 2009. The adoption of the subsequent event standards did not have any impact on the Corporation’s financial statements although they did result in expanded disclosure with regard to the date for which subsequent events have been evaluated. See Note 2 - Summary of Significant Accounting Policies, “Principles of Consolidation and Basis of Presentation” for additional information.

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

Note 3—Dispositions / Acquisitions

Loan Sales

During 2009, the Corporation sold loans held for investment of approximately $236.5 million for a net loss of $1.8 million. The sales consisted of first mortgage residential loans totaling $106.4 million, commercial loan participations totaling $82.8 million and indirect consumer installment loans totaling $47.3 million. The loans were sold without recourse and subject to customary sale conditions. The loan sales were part of the Corporation’s strategy to reduce assets and thereby build capital and increase liquidity. Additionally, the Corporation decided to exit from the indirect lending business effective June 30, 2009 in order to use capital to build relationship-based business with customers.

Acquisition of Willow Financial Bancorp, Inc.

Effective December 5, 2008, the Corporation completed its acquisition of Willow Financial Bancorp and its wholly owned subsidiary, Willow Financial Bank (collectively, “Willow Financial”), a $1.6 billion savings bank with 29 branch offices in southeastern Pennsylvania, was merged with and into the Bank. In conjunction with this transaction, the Corporation also acquired BeneServ, Inc., a provider of employee benefits services. The merger of the Corporation and Willow Financial delivered a significant market share in Chester County, increased the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 3—Dispositions / Acquisitions (Continued)

Corporation’s market presence in Bucks and Montgomery counties, and established a new market presence in Philadelphia county. The Corporation acquired 100% of the outstanding shares of Willow Financial. Based on the terms of the merger agreement, Willow Financial shareholders received 0.73 shares of the Corporation’s common stock for each share of Willow Financial common stock they held with cash paid in lieu of fractional shares. The purchase price was $13.79 per common share and was based upon the average of the closing prices for the Corporation’s common stock on the agreement date and for two days before and two days after the agreement date and the agreement date. The Corporation issued 11,515,366 shares of common stock, incurred $8.1 million in acquisition costs which were capitalized and converted stock options with a fair value of $2.0 million for a total purchase price of $168.9 million.

The acquisition of Willow Financial was accounted for as a business combination using the purchase method. Accordingly, the purchase price was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The purchase price included the direct costs of the business combination. The excess of purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill of $124.5 million was recorded in this transaction with $123.0 million allocated to the Community Banking segment and $1.5 million allocated to the Wealth Management segment. The Corporation also recorded $11.9 million in core deposit intangibles and $2.9 million in other identifiable intangible assets which are being amortized over ten years using the sum of the year’s digits amortization method. The $2.9 million of other identifiable intangibles were allocated to the Wealth Management segment. The purchase price allocation is subject to revision during 2009. The goodwill recorded at December 31, 2008 was reduced by $4.5 million and the core deposit intangible was reduced by $2.2 million during the year ended December 31, 2009 as a result of additional information obtained for the valuation analysis and adjustments that were necessary upon the filing of the final tax returns for Willow Financial. On the acquisition date, Willow Financial had approximately $1.6 billion in assets, $1.1 billion in loans and $946.7 million in deposits. The results of operations of Willow Financial have been included in the Corporation’s results of operations since December 5, 2008, the date of acquisition.

       The Corporation assessed loans acquired from Willow Financial for evidence of credit quality deterioration since origination and for which it was probable at purchase that the Corporation would be unable to collect all contractually required payments. The Corporation’s assessment identified $14.4 million in acquired loans from Willow Financial which were considered impaired and were recorded at the present value of the amounts expected to be received at the acquisition date. At December 31, 2009 and 2008, the Corporation’s acquired impaired loans had an unpaid principal balance of $7.1 million and $14.4 million, respectively. At December 31, 2009 and 2008, these loans had a carrying value of $3.8 million and $8.1 million, respectively. The Corporation’s loan balance reflects net purchase accounting adjustments resulting in a reduction in loans of $3.4 million and $6.3 million related to acquired impaired loans at December 31, 2009 and 2008, respectively. Income recognition is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. The loans deemed impaired were considered collateral dependent, however the timing of the sale of loan collateral is indeterminate and as such the loans will remain on non-accrual status and will have no accretable yield. The Corporation is using the cash basis method of interest income recognition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 3—Dispositions / Acquisitions (Continued)

The following are the loans acquired from Willow Financial for which it was probable at December 31, 2009 that all contractually required payments would not be collected:

(Dollars in thousands)
Contractually required payments at December 31, 2009
Real estate	$584
Commercial and industrial	6,564
Total	$7,148
Cash flows expected to be collected at December 31, 2009	$3,774

The following is the carrying value by category as of December 31, 2009:

(Dollars in thousands)
Real estate	$446
Commercial and industrial	3,328
Total carrying value	$3,774

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

(1) Tax effects are reflected at an assumed rate of 35%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 3—Dispositions / Acquisitions (Continued)

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

Effective November 16, 2007, the Corporation completed its acquisition of East Penn Financial Corporation (East Penn Financial) and its wholly owned subsidiary, East Penn Bank, a $451 million state chartered, FDIC insured bank, was merged with and into Harleysville National Bank. Headquartered in Emmaus, Pennsylvania, East Penn Financial had nine banking offices located in Lehigh, Northampton and Berks Counties. The acquisition expanded the branch network that the Corporation had in the Lehigh Valley and its opportunity to provide East Penn customers with a broader mix of products and services. The aggregate purchase price was $91.3 million in cash and stock. The Corporation acquired 100% of the outstanding shares of East Penn Financial. The transaction was accounted for as a business combination using the purchase method. East Penn Financial shares of 2,890,125 were exchanged at a conversion ratio of .8416 for 2,432,771 shares of the Corporation’s common stock and East Penn Financial shares of 3,444,229 were exchanged for cash consideration of $14.50 per share totaling $49.9 million. East Penn Financial stock options of 136,906 were exchanged for cash consideration of $792,000 and options of 29,092 were exchanged at a conversion ratio of .8416 to acquire 25,480 shares of the Corporation’s common stock options with a total fair value of $111,000. On the acquisition date, East Penn Financial had approximately $451.1 million in assets, $337.7 million in loans and $382.7 million in deposits. Goodwill of $63.9 million and a core deposit intangible of $7.4 million were recorded in connection with the acquisition of East Penn Financial and allocated to the Community Banking segment. East Penn Financial’s results of operations are included in the Corporation’s results from the date of acquisition, November 16, 2007.

Effective January 1, 2006, the Bank completed its acquisition of the Cornerstone Companies, registered investment advisors for high net worth, privately held business owners, wealthy families and institutional clients.  Located in the Lehigh Valley, Pennsylvania, the firm serves clients throughout Pennsylvania and other mid-Atlantic states. The purchase price consisted of $15.0 million in cash paid at closing and a contingent payment of up to $7.0 million to be paid post-closing. The contingent payment is based upon the Cornerstone Companies meeting certain minimum operating results during a five-year earn-out period with a maximum payout of $7.0 million over this period. For 2009, no earn-out payment was made as the minimum operating results were not met. For 2008, 2007 and 2006, the minimum operating results were met resulting in earn-out payments of $1.4 million, $1.2 million and $1.0 million for each year, respectively, which were recorded as additional goodwill. At December 31, 2009, the remaining maximum payout is $3.4 million through 2010. The Cornerstone Companies acquisition was accounted for using the purchase method of accounting. The Cornerstone Companies results of operations are included in the Corporation’s results from the effective date of the acquisition, January 1, 2006. Goodwill of $15.0 million (including the earn-out payments) and customer relationship intangibles of $3.9 million were recorded in connection with the acquisition and allocated to the Wealth Management segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note4—Restrictions on Cash and Due from Banks

As of December 31, 2009 and 2008, the Bank did not need to maintain reserves (in the form of deposits with the Federal Reserve Bank) to satisfy federal regulatory requirements.

Note 5—Investment Securities

The amortized cost, unrealized gains and losses, and the estimated fair value of the Corporation’s investment securities available for sale and held to maturity are as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available for sale
Obligations of U.S. government agencies and corporations	$ 500	$3	$—	$ 503
Obligations of states and political subdivisions	214,452	7,168	(1,360)	220,260
Residential mortgage-backed securities	786,502	12,465	(14,877)	784,090
Trust preferred pools/collateralized obligations	42,502	100	(32,733)	9,869
Corporate bonds	3,240	28	(1,053)	2,215
Equity securities	21,453	136	(373)	21,216
Total investment securities available for sale	$1,068,649	$19,900	$(50,396)	$1,038,153
Held to maturity
Obligations of U.S. government agencies and corporations	$ —	$—	$—	$ —
Obligations of states and political subdivisions	25,323	89	(220)	25,192
Total investment securities held to maturity	$ 25,323	$89	$(220)	$ 25,192

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Available for sale
Obligations of U.S. government agencies and corporations	$ 93,501	$419	$(26)	$ 93,894
Obligations of states and political subdivisions	288,415	4,798	(6,338)	286,875
Residential mortgage-backed securities	710,385	14,389	(19,291)	705,483
Trust preferred pools/collateralized obligations	50,214	734	(35,084)	15,864
Corporate bonds	21,073	286	(3,192)	18,167
Equity securities	22,998	57	(1,390)	21,665
Total investment securities available for sale	$1,186,586	$20,683	$(65,321)	$1,141,948
Held to maturity
Obligations of U.S. government agencies and corporations	$ 3,880	$122	$—	$ 4,002
Obligations of states and political subdivisions	46,554	119	(616)	46,057
Total investment securities held to maturity	$ 50,434	$241	$(616)	$ 50,059

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Investment Securities (Continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

	December 31, 2009
	Less than 12 months			12 months or longer		Total
Description of Securities	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of U.S. government agencies and corporations	—	$ —	$—	—	$ —	$ —	3	$ —	$ —
Obligations of states and political subdivisions	46	24,471	(803)	15	13,007	(777)	61	37,478	(1,580)
Residential mortgage-backed securities	16	123,033	(951)	32	69,491	(13,925)	48	192,524	(14,876)
Trust preferred pools/collateralized debt obligations				14	8,858	(32,733)	14	8,858	(32,733)
Corporate bonds				1	1,437	(1,053)	1	1,437	(1,053)
Equity securities	1	11,826	(174)	9	6,784	(200)	10	18,610	(374)
Totals	63	$159,330	$(1,928)	71	$99,577	$(48,688)	134	$258,907	$(50,616)

	December 31, 2008
	Less than 12 months			12 months or longer			Total
Description of Securities	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
	(Dollars in thousands)
Obligations of U.S. government agencies and corporations	3	$ 29,145	$ (26)	—	$ —	$—	3	$ 29,145	$ (26)
Obligations of states and political subdivisions	290	202,231	(6,715)	11	5,416	(239)	301	207,647	(6,954)
Residential mortgage-backed securities	35	121,085	(16,303)	36	43,851	(2,988)	71	164,936	(19,291)
Trust preferred pools/collateralized debt obligations	4	711	(4,349)	11	9,999	(30,732)	15	10,710	(35,081
Corporate bonds	4	9,417	(1,127)	3	4,652	(1,801)	7	14,069	(2,928
Equity securities	9	18,134	(528)	6	2,956	(1,129)	15	21,090	(1,657)
Totals	345	$380,723	$(29,048)	67	$66,874	$(36,889)	412	$447,597	$(65,937)

Management believes that the unrealized losses associated with the securities portfolio are temporary in nature since they are not related to the underlying credit of the issuers, and the Corporation does not intend to sell the securities and it is more likely than not that the Corporation will not be required to sell the securities prior to recovery (i.e. these investments have contractual maturities that, absent credit default, ensure a recovery of cost). In making its other-than temporary evaluation, management determined whether the expected cash flows are affected by the underlying collateral or issuer. Other factors considered in evaluating the securities portfolio for other-than-temporary impairment are 1) the length of time and the extent to which the fair value has been less than the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Investment Securities (Continued)

amortized cost basis, 2) adverse conditions specifically related to the security, industry, or geographic area, 3) the historical and implied volatility of the fair value of the security, 4) the payment structure of the debt security, 5) failure of the underlying issuers to make scheduled interest or principal payments, 6) any changes to the rating of the security, and 7) recoveries or additional declines in fair value subsequent to the balance sheet date. In certain cases where sufficient data is not available, a cash flow model is utilized.

The changes in the unrealized losses on securities were caused primarily by changes in interest rates, credit spread and liquidity issues in the marketplace. As of December 31, 2009 and December 31, 2008, there were 71 and 67 individual securities, respectively, in a continuous unrealized loss position for twelve months or longer. The decrease in unrealized losses less than 12 months for obligations of states and political subdivisions at December 31, 2009 as compared to December 31, 2008 was mainly a result of changes in the current rate environment and municipal spreads which resulted in substantially increased fair values during 2009. The Corporation recognized other-than-temporary impairment (OTTI) charges totaling $9.4 million during 2009 mainly as a result of deterioration in several collateralized debt obligation investments in pooled trust preferred securities and certain bank equity securities. As relevant observable inputs did not exist, a cash flow model was utilized to determine the fair value of the impaired pooled trust preferred securities.

On a quarterly basis, the Corporation formally evaluates its investment securities for other-than-temporary impairment. For securities deemed to be other-than-temporarily impaired, the Corporation uses cash flow modeling to determine the credit portion of the loss. The credit portion of the loss is recognized in earnings and the noncredit portion on securities not expected to be sold is recognized in other comprehensive income, net of tax. The credit related OTTI recognized in earnings during 2009 was $9.4 million. These impairment charges related primarily to collateralized debt obligations and collateralized mortgage obligations which the Corporation does not intend to sell and it is not more likely than not that the Corporation will be required to sell before recovery of their amortized costs basis less any current-period credit loss. During 2009, the Corporation recognized a reduction of noncredit related OTTI in other comprehensive income of $7.2 million.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

(Dollars in thousands)	Debt Securities

Estimated credit losses as of January 1, 2009	$—
Additions for credit losses not previously recognized	7,846
Estimated credit losses as of December 31, 2009	$7,846

Regarding the securities on which the Corporation recorded OTTI charges in the fourth quarter of 2008 and the first quarter of 2009, prior to adoption of the new OTTI requirements at April 1, 2009, the Corporation does not intend to sell the securities and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized costs basis less any current-period credit loss. The securities were assessed to determine the amount of OTTI representing credit losses and the amount related to all other factors. It was determined that the noncredit related OTTI was not material to the financial statements. As such, a prior period cumulative effect adjustment was not recorded through retained earnings in the June 30, 2009 reporting period. The Corporation has tracked the cumulative effect of prior period unrecorded misstatements regarding other-than-temporary impairment on investments and has determined that the impact is not material to the December 31, 2009 financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Investment Securities (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Investment Securities (Continued)

•
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

For the collateralized mortgage obligation portfolio, a detailed analysis is performed involving a review of delinquency data in relation to projected current credit enhancement and coverage levels based upon certain stress factors.  This analysis includes a review of third-party investment summary reports to assess the length of time in a loss position and changes in credit ratings. If the calculated principal loss exceeds the current credit enhancement, additional evaluation is required to determine what, if any impairment would be recorded. In order to determine the existence of OTTI, related data such as foreclosures, bankruptcy and real estate owned is analyzed to calculate a default percentage. Based upon completion of the stressed discounted cash flow analysis performed on five collateralized mortgage obligation investments, credit related OTTI charges on collateralized mortgage obligations totaling $1.3 million were recorded during 2009. The OTTI charges were recorded as the full contractual principal due is not expected to be recovered upon maturity of the security. The credit related OTTI charge was recorded for the portion deemed uncollectible.

For the other debt securities in the Corporation’s portfolio, while several are in an unrealized loss position, the analysis supports the Corporation’s assumption that future cash flows will not be impacted and the full amount of contractual principal and interest payments will be realized upon maturity.

The following table provides additional information related to the Corporation’s trust preferred pools/collateralized debt obligations:

(Dollars in thousands)
As of December 31, 2009	Book Value	Fair Value	Unrealized (Loss) Gain	Deferral / Default as % of Collateral

Single Issuer:
A Rated	$4,350	$3,499	$(851)	n/a
B Rated	6,060	4,218	(1,842)	n/a
Not Rated	421	520	99	n/a
Total Single Issuers	$10,831	$8,237	$(2,594)

Pooled:
B Rated	$9,634	$1,036	$(8,598)	27.0%
Noninvestment grade	22,038	596	(21,442)	23.1%
Total Pooled	$31,672	$1,632	$(30,040)

Total Preferred Securities	$42,503	$9,869	$(32,634)

The pooled trust preferred security portfolios as of December 31, 2009 includes all Class B tranches except for one security which is in a Class C tranche. The number of banks in each pooled trust preferred security issuance at December 31, 2009 ranges from nine to sixty-five.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Investment Securities (Continued)

At December 31, 2009, the Corporation owned several trust preferred securities, all pooled, which had credit ratings below investment grade. The following table provides additional information related to those securities:

(Dollars in thousands)
As of December 31, 2009	Class	Book Value	Fair Value	Unrealized Loss	Lowest Credit Rating	Number of performing banks in issuance	Deferral/ Default as % of original collateral	Excess (Negative) Subordination as % of remaining performing collateral

Pooled Securities:
MMC Funding XVIII (1)	C-1	$2,674	$69	$(2,605)	Ca	28	27.9%	(25.7%)
TPREF Funding III, Ltd. (2)	B-2	9,483	250	(9,233)	Ca	25	26.3%	(21.5%)
Regional Diversified Funding Ltd. (5)	n/a	3,771	84	(3,687)	Ca	26	13.3%	(6.7%)
TPREF Funding II, Ltd. (3)	B	410	11	(399)	Caa3	24	30.1%	(26.8%)
US Capital Funding II (5)	B-1	937	30	(907)	Ca	50	10.9%	(4.1%)
Preferred Term Securities XI, Ltd. (4)	B-3	4,763	152	(4,611)	Ca	23	19.0%	(9.0%)
Total		$22,038	$596	$(21,442)

(1)	Credit related impairment charge of $2.5 million recorded during 2009.
(2)	Credit related impairment charge of $627,000 recorded during 2009.
(3)	Credit related impairment charge of $87,000 recorded during 2009.
(4)	Credit related impairment charge of $173,000 recorded during 2009.
(5)	Discounted cash flow analysis was performed and no other-than-temporary impairment was identified.

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

None of the securities in the table above had excess subordination at December 31, 2009. In each of these cases, as footnoted in the table, either a discounted cash flow analysis was performed or sufficient coverage of projected future deferrals/defaults existed within the expected future principal and interest payments. In the case of four of these securities, as noted above, the discounted cash flow analysis resulted in a credit related impairment charge to operations.

Securities with a carrying value of $687.4 million and $100.4 million at December 31, 2009 and December 31, 2008, respectively, were pledged to secure public funds, customer trust funds, government deposits and repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Investment Securities (Continued)

Accrued interest receivable on investment securities was $6.1 million and $8.5 million at December 31, 2009 and 2008, respectively.

The amortized cost and estimated fair value of investment securities, at December 31, 2009, by contractual maturities are shown in the following table. Actual maturities will differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Held toMaturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less:
Obligations of states and political subdivisions	$—	$ —	$ 1,250	$ 1,257
Corporate bonds	—	—	250	251
Total due in one year or less	—	—	1,500	1,508

Due after one year through five years:
Obligations of U.S. government agencies and corporations	—	—	500	503
Obligations of states and political subdivisions	—	—	4,714	5,037
Corporate bonds	—	—	250	250
Total due after one year through five years:	—	—	5,464	5,790

Due after five years through ten years:
Obligations of states and political subdivisions	9,705	9,684	91,811	92,974
Corporate bonds	—	—	2,740	1,714
Total due after five years through ten years:	9,705	9,684	94,551	94,688

Due after ten years:
Obligations of states and political subdivisions	15,619	15,508	116,677	120,992
Trust preferred pools/collateralized debt obligations	—	—	42,503	9,869
Corporate bonds	—	—	—	—
Total due after ten years:	15,619	15,508	159,180	130,861

Residential mortgage-backed securities	—	—	786,501	784,090
Equity securities	—	—	21,453	21,216
Totals	$25,324	$25,192	$1,068,649	$1,038,153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 5—Investment Securities (Continued)

Proceeds from the sales of investment securities available for sale for the years ended December 31, 2009, 2008 and 2007 were $470.8 million, $208.5 million and $186.2 million, respectively. The components of net realized gains on sales of investment securities were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Gross realized gains	$13,212	$3,238	$1,329
Gross realized losses	(1,794)	(596)	(142)
Net realized gain (loss) on sales of investment securities	$11,418	$2,642	$1,187

The Corporation also holds investments in the Federal Home Loan Bank of Pittsburgh (FHLB) stock totaling $31.3 million as of December 31, 2009 and 2008. The Corporation is required to maintain a minimum amount of FHLB stock as determined by its borrowing levels. As the FHLB stock is not a marketable instrument, it does not have a readily marketable determinable fair value and is not accounted for in a similar manner to other investment securities. FHLB stock is generally viewed as a long-term investment with its value based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Corporation considers criteria in determining the ultimate recoverability of the par value such as 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, 2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, 3) the impact of regulatory changes on the FHLB and on its customer base, and 4) the liquidity position of the FHLB. The Corporation has considered the FHLB’s announcement on December 23, 2008 of the suspension of its dividend and capital stock repurchases in the assessment for impairment. Despite the significant decline in net assets of the FHLB and the corresponding decline in equity balances, the capital ratios for the FHLB remain above regulatory required levels. Liquidity levels of the FHLB appear appropriate and the future operating performance is expected to support the anticipated level of common stock redemptions. In addition, FHLB institutions are generally not required to redeem membership stock until five years after the membership is terminated. Based upon review of the most recent financial statements of FHLB Pittsburgh, management believes it is unlikely that the stock would be redeemed in the future at a price below its par value and therefore management believes that no impairment is necessary related to the FHLB stock at December 31, 2009.

Note 6—Loans

Major classifications of loans are as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Real estate (including loans held for sale of $37,885 and $17,165)	$1,324,416	$1,602,654
Commercial and industrial	792,749	980,190
Consumer loans	873,430	1,099,903
Lease financing	108	758
Total loans	2,990,703	3,683,505
Deferred costs, net	2,675	1,739
Allowance for loan losses	(66,620)	(49,955)
Net loans (including loans held for sale)	$2,926,758	$3,635,289

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 6—Loans (Continued)

On December 31, 2009, nonaccrual loans were $129.9 million and loans 90 days or more past due and still accruing interest were $1.4 million. On December 31, 2008, nonaccrual loans were $75.1 million and loans 90 days or more past due and still accruing interest were $1.8 million. The Bank’s policy for interest income recognition on nonaccrual loans is to recognize income under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. The Bank will not recognize income if these factors do not exist. During 2009, interest that would have accrued on nonaccruing loans and not recognized as interest income was $6.2 million and interest paid on nonaccruing loans of $817,000 was recognized as interest income. During 2008, interest accrued on non-accruing loans and not recognized as interest income was $1.9 million and interest paid on non-accruing loans of $299,000 was recognized as interest income. During 2007, interest accrued on nonaccruing loans and not recognized as interest income was $982,000 and interest paid on nonaccruing loans of $331,000 was recognized as interest income.

The balance of impaired loans at December 31, 2009 and 2008 was $135.9 million and $70.2 million, respectively. At December 31, 2009 and 2008, impaired loans with specific loss allowances were $84.2 million and $38.4 million and the related specific allowance for loan losses were $18.9 million and $8.4 million, respectively. The average impaired loan balance was $106.0 million in 2009, compared to $23.5 million and $7.5 million in 2008 and 2007, respectively. The income recognized on impaired loans during 2009, 2008 and 2007 was $719,000, $151,000 and $31,000, respectively. Impaired loans are included in the nonaccrual loan total and at December 31, 2009, also included a few unrelated accruing construction and commercial real estate loans.

Residential mortgage loans held for sale at December 31, 2009 and 2008 totaled $37.9 million and $17.2 million, respectively. Gains on the sale of residential mortgage loans for the years ended December 31, 2009, 2008 and 2007 were $9.0 million, $557,000 and $472,000, respectively (recorded in other income on the consolidated statements of operations).

Residential mortgage loans serviced for others totaled $362.6 million at December 31, 2009 (included $13.2 million with recourse) and totaled $397.5 million at December 31, 2008 (included $16.0 million with recourse). The residential mortgage loans serviced for others with recourse were assumed from acquisitions.

The Bank has no concentration of loans to individual borrowers which exceeded 10% of total loans at December 31, 2009 and 2008. The Bank actively monitors the risk of loan concentration.

Net assets in foreclosure at December 31, 2009 and 2008 were $2.3 million and $1.6 million, respectively, and are recorded in other assets on the consolidated balance sheets. During 2009, transfers from loans to assets in foreclosure were $2.6 million, disposals of foreclosed properties were $2.2 million, and charge-offs of $260,000 were recorded. Gains on the sale of net assets in foreclosure for the years ended December 31, 2009 and 2008 were $544,000 and $56,000, respectively, and are recorded in other income on the consolidated statements of operations.

Loans to directors, executive officers and their associates are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Activity of these loans is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance, January 1	$13,438	$12,043	$17,393
New loans	3,134	2,730	4,451
Loans acquired through acquisition	—	1,903	—
Repayments and other reductions	(523)	(3,238)	(9,801)
Balance, December 31	$16,049	$13,438	$12,043
 (1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 7—Allowance for Loan Losses

The table below summarizes the changes in the allowance for loan losses:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$49,955	$27,328	$21,154
Provision for loan losses	58,321	15,567	10,550
Reserve from Willow Financial acquisition	—	12,925	—
Reserve from East Penn Financial acquisition	—	—	3,250
Loans charged off	(43,098)	(6,829)	(8,142)
Recoveries	1,442	964	516
Balance, end of year	$66,620	$49,955	$27,328

Note 8—Premises and Equipment

Premises and equipment consist of the following:

	Estimated	December 31,
	Useful Lives	2009	2008
		(Dollars in thousands)
Land	Indefinite	$5,443	$5,467
Buildings	15-39 years	43,300	41,111
Furniture, fixtures and equipment	3-7 years	37,861	37,336
Total cost		86,604	83,914
Less accumulated depreciation and amortization		(39,444)	(33,309)
Premises and equipment, net		$47,160	$50,605

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $6.3 million, $4.3 million and $4.0 million, respectively. During 2008, the Corporation disposed of premises and equipment with a cost basis of $6.0 million and accumulated depreciation of $5.4 million. The net gain on disposal of these assets of $42,000 was recorded in other income on the consolidated statements of operations.

Note 9—Goodwill and Other Intangibles

Goodwill and identifiable intangibles were $21.6 million and $19.5 million, respectively at December 31, 2009, and $240.7 million and $26.2 million, respectively at December 31, 2008. The goodwill and identifiable intangibles balances resulted from acquisitions. During 2009, the Corporation recorded purchase accounting adjustments related to the Willow Financial acquisition which reduced goodwill by $4.5 million and reduced the core deposit intangible by $2.2 million. For further information related to acquisitions, see Note 3 – Dispositions / Acquisitions. Also, during the second quarter of 2009, the Corporation recorded a goodwill impairment charge of $214.5 million related to the Community Banking segment, resulting from the decrease in market value arising in the second quarter of 2009 caused by underlying capital and credit concerns which was valued through the Agreement and Plan of Merger dated July 26, 2009 between First Niagara and the Corporation in which the Corporation will be merged into First Niagara. This impairment was determined based upon the announced sale price of the Corporation to First Niagara for $5.50 per share. For further information related to the merger, see Note 1 – Merger with First Niagara Financial Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 9—Goodwill and Other Intangibles (Continued)

The changes in the carrying amount of goodwill by business segment were as follows:

	Community Banking	Wealth Management	Total
	(Dollars in thousands)
Balance, January 1, 2008	$96,426	$14,729	$111,155
Net addition to goodwill from acquisitions	125,955	4,526	130,481
Goodwill written off due to sale of subsidiaryns	—	(935)	(935)
Balance, December 31, 2008	222,381	18,320	240,701
Purchase accounting adjustments for acquisitions	(3,010)	(1,533)	(4,543)
Goodwill impairment	(214,536)	—	(214,536)
Balance, December 31, 2009	$4,835	$16,787	$21,622

The gross carrying value and accumulated amortization related to core deposit intangibles and other identifiable intangibles at December 31, 2009 and 2008 are presented below:

	December 31,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Core deposit intangibles	$21,083	$6,228	$23,256	$2,692
Other identifiable intangibles	7,209	2,570	7,209	1,524
Total	$28,292	$8,798	$30,465	$4,216

Management performs a review of goodwill and other identifiable intangibles for potential impairment on an annual basis, or more often, if events or circumstances indicate there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Prior to the announcement of the merger agreement with First Niagara, the 2009 annual impairment analysis had been completed during the second quarter and management was in the process of assessing potential triggering events that may have occurred subsequent to that annual measurement. The possible triggering events that were under evaluation included the continued decline of the Corporation’s stock price accompanied by the communication of Individual Minimum Capital Ratio requirements from the Office of the Comptroller of the Currency. This analysis was superseded as the announced merger provided an actual fair value for the Corporation. No impairment was identified relating to the Corporation’s Wealth Management segment or other identifiable intangible assets as a part of this annual review. In 2008, management performed its annual review of goodwill and other identifiable intangibles by reporting unit and determined there was no impairment of goodwill and other identifiable intangibles.

The amortization of core deposit intangibles allocated to the Community Banking segment was $3.5 million, $1.8 million and $328,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of identifiable intangibles related to the Wealth Management segment totaled $1.0 million, $596,000 and $479,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Corporation estimates that aggregate amortization expense for core deposit and other identifiable intangibles will be $4.2 million, $3.7 million, $3.1 million, $2.6 million and $2.2 million for 2010, 2011, 2012, 2013 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 9—Goodwill and Other Intangibles (Continued)

Mortgage servicing rights of $2.3 million and $1.6 million at December 31, 2009 and 2008, respectively are included on the Corporation’s consolidated balance sheets in other intangible assets and subsequently measured using the amortization method. The mortgage servicing rights had a fair value of $2.3 million and $1.6 million at December 31, 2009 and 2008, respectively. Servicing assets are amortized in proportion to and over the period of net servicing income and assessed for impairment based on fair value at each reporting period. As a result of these assessments, the Corporation recorded a reduction of intangibles expense of $1.1 million and impairment charges of $1.4 million on its mortgage servicing rights in intangibles expense on the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively. The Corporation recorded amortization of mortgage servicing rights in intangibles expense on its consolidated statements of operations of $820,000, $468,000 and $417,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 10—Deposits

Time deposits with balances of $100,000 or more were $478.3 million and $626.2 million at December 31, 2009 and 2008, respectively. Deposits from directors and executive officers of the Corporation were approximately $2.2 million and $3.1 million as of December 31, 2009 and 2008, respectively.

At December 31, 2009, scheduled maturities of time deposits are as follows:

Amount
(Dollars in thousands)
2010	$1,192,167
2011	256,572
2012	88,659
2013	8,651
2014	2,464
Thereafter	1,104
Total	$1,549,617

Deposit overdraft balances reclassified to loans totaled $858,000 and $4.9 million at December 31, 2009 and 2008, respectively.

Note 11—Borrowings

Federal Funds Lines of Credit with Correspondent Banks

At December 31, 2009, there were no federal funds lines of credit with correspondent banks. Total federal funds lines of credit with correspondent banks at December 31, 2008 were $110.0 million of which $77.7 million was unused. These lines of credit were available for overnight funds and the rate was based on the correspondent bank’s quoted rate at the time of the transaction.

Loan from First Niagara

During December 2009, First Niagara entered into a loan transaction with the Corporation to recapitalize the Bank. As of December 31, 2009, the Corporation borrowed the full $50.0 million available under the credit facility from First Niagara which was contributed to the Bank as Tier 1 capital. The loan is secured by a pledge of all of the stock of the Bank, and is payable by the Corporation 30 to 90 days after the merger agreement between the Corporation and First Niagara is terminated, depending on the reason for the termination. The interest rate charged on the loan is 5.25% per annum. The outstanding balance of the loan is recorded in other short-term borrowings on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Borrowings (Continued)

Securities Sold under Agreements to Repurchase

As of December 31, 2009, long- term securities sold under agreements to repurchase with private entities were $218.9 million. The maturity dates range from 2011 through 2015, with call dates ranging from 2010 to 2012. The weighted average interest rate was 3.57% as of December 31, 2009. The balance and weighted average interest rate at December 31, 2009 include the purchase accounting discount and amortization related to the Willow Financial acquisition. Additionally, at December 31, 2009, the Corporation had $71.5 million of short-term securities sold under agreements to repurchase primarily with commercial customers. As of December 31, 2008, long- term securities sold under agreements to repurchase with private entities were $237.0 million with a weighted average interest rate of 3.44% and short-term securities sold under agreements to repurchase were $103.8 million.

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances at December 31, 2009 totaled $461.0 million, all of which were long-term with a weighted average interest rate of 2.90%. FHLB advances at December 31, 2008 totaled $522.7 million, all of which were long-term with a weighted average interest rate of 3.03%. Commencing in July 2009, the FHLB required the Corporation’s outstanding borrowings with the FHLB be fully collateralized. Any future borrowings with the FHLB are also required to be fully collateralized. At December 31, 2009, real estate loans with a carrying value of $736.1 million and cash of $145.0 million were pledged as collateral for FHLB borrowings. The securities and loan collateral are subject to varying market and collateral value haircuts determined by the FHLB based on the asset. At December 31, 2008, the FHLB advances were collateralized by unpledged levels of securities and loans. Unused lines of credit with the FHLB were $65.0 million at December 31, 2009 and $574.7 million at December 31, 2008.

At December 31, 2009, scheduled maturities of long-term borrowings with the FHLB are as follows:

	Balance (1)	Weighted Average Rate (1)
	(Dollars in thousands)
2010	$ 72,513	2.93%
2011	86,476	3.36%
2012	61,434	3.28%
2013	90,985	2.73%
2014	51,978	2.97%
Thereafter	97,638	2.41%
Total	$461,024	2.90%

(1)	The FHLB borrowings balance and weighted average interest rate include purchase accounting fair value adjustments, net of related amortization from the Willow Financial acquisition.

Trust Preferred Subordinated Debentures

As of December 31, 2009, the Corporation has six statutory trust affiliates (collectively, the Trusts). These trusts were formed to issue mandatorily redeemable trust preferred securities to investors and loan the proceeds to the Corporation for general corporate purposes. The Trusts hold, as their sole assets, subordinated debentures of the Corporation totaling $105.5 million at December 31, 2009 and December 31, 2008. The trust preferred securities represent undivided beneficial interests in the assets of the Trusts. The financial statement carrying value of the trust preferred subordinated debentures, net of a purchase accounting fair value adjustment of approximately $14.9 million from the acquisition of Willow Financial, is $93.8 million at December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Borrowings (Continued)

and $93.7 million at December 31, 2008. The Corporation owns all of the trust preferred securities of the Trusts and has accordingly recorded $3.3 million in other assets on the consolidated balance sheets at December 31, 2009 and December 31, 2008 representing its investment in the common securities of the Trusts. As the shareholders of the trust preferred securities are the primary beneficiaries, the Trusts qualify as variable interest entities and are not consolidated in the Corporation’s financial statements.

The trust preferred securities require quarterly distributions to the holders of the trust preferred securities at a rate per annum equal to the interest rate on the debentures held by that trust. The Corporation has the right to defer payment of interest on the debentures, at any time or from time to time for a period not exceeding five years, provided that no extension period may extend beyond the stated maturity of the debentures. During any such extension period, distributions on the trust securities will also be deferred, and the Corporation shall not pay dividends or distributions on, or redeem, purchase or acquire any shares of its capital stock. The Corporation formally elected to defer quarterly interest payments on all of its outstanding subordinated debentures until further notice, beginning with the interest payments that were due on September 15, 2009. This action was taken to conserve capital and in accordance with a directive from the Federal Reserve Bank of Philadelphia (Reserve Bank) to the Corporation, precluding the Corporation from making any interest payments on the subordinated debt associated with its trust preferred securities without the prior written approval of the Reserve Bank. Interest continues to be accrued although the interest payments are being deferred. As of December 31, 2009, interest payments on HNC Statutory Trust II, III and IV, East Penn Statutory Trust I, and Willow Grove Statutory Trust I totaling $1.3 million were due and deferred. Accrued interest payable on subordinated debentures amounted to $2.1 million and $1.8 million at December 31, 2009 and December 31, 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 11—Borrowings (Continued)

The following table is a summary of the subordinated debentures as of December 31, 2009 as originated by the Corporation and assumed from the acquisitions of Willow Financial and East Penn Financial:

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

Note 12—Income Taxes

Uncertain Tax Positions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12—Income Taxes (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance, January 1, 2008	$249
Statue of limitations expiration related to prior years	(75)
Additions based on tax positions related to the current year	50
Balance, December 31, 2008	224
Statue of limitations expiration related to prior years	(50)
Additions based on tax positions related to the current year	39
Balance, December 31, 2009	$213

The amount of unrecognized tax benefits at December 31, 2009 and December 31, 2008, included $213,000 and $224,000, respectively, of unrecognized tax benefits which, if ultimately recognized, will reduce the Corporation’s annual effective tax rate.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, and various states, the majority of activity residing in Pennsylvania. The statue of limitations for Pennsylvania has expired on years prior to 2005. The expiration of the statute of limitations related to the various state income tax returns the Corporation and subsidiaries file, varies by state, and are expected to expire over the term of 2010 through 2014.

The Corporation’s policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes on the consolidated statements of operations. Penalties are recorded in other expenses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statements of operations. Interest accrued was $35,000, $40,000 and $43,000 as of December 31, 2009, 2008 and 2007, respectively. No penalties have been accrued to date.

The components of income tax (benefit) expense were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Current income tax (benefit) expense:
Federal	$(7,514)	$8,473	$15,943
State	109	155	245
Total current income tax (benefit) expense	(7,405)	8,628	16,188
Deferred income tax	(5,652)	(3,553)	(8,916)
Total income tax (benefit) expense	$(13,057)	$5,075	$7,272

The effective income tax rates of 5.6% for 2009, 16.8% for 2008 and 21.5% for 2007 were less than the applicable federal income tax rate of 35% for each year. The reasons for these differences are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Expected income tax (benefit) expense	$(81,292)	$10,707	$12,102
Tax-exempt income net of interest disallowance	(6,515)	(5,925)	(4,707)
Goodwill impairment	75,087	—	—
Other.	(337)	293	(123)
Actual income tax (benefit) expense	$(13,057)	$5,075	$7,272

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 12—Income Taxes (Continued)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	2009		2008
	Asset	Liability	Asset	Liability
	(Dollars in thousands)
Allowance for loan losses	$23,317	$—	$15,272	$ —
Bad debt recapture	—	41	—	54
Specific reserves	1,181	—	2,212	—
Lease assets	—	—	—	—
Deferred loan fees	—	1,903	—	2,970
Deferred compensation	2,378	—	3,365	—
Pension	—	—	162	—
Stock-based compensation expense	193	—	54	—
Mortgage servicing rights	—	790	—	545
Depreciation	—	429	—	445
Unrealized loss on investment securities	10,673	—	15,623	—
Net unrealized gain on derivative used for cash flow hedge	—	—	2	—
Purchase accounting adjustments	3,965	—	19,800	—
Deferred gain on sale-leaseback of bank properties	5,169	—	5,760	—
Other-than-temporary impairment on securities	4,710	—	1,963
Net operating loss carryover	4,796	—	575	—
Non-accrual interest	2,998	—	410	—
Other	4,989	—	—	692
Total deferred taxes	$64,369	$3,163	$65,198	$4,706

The Corporation has approximately $13.8 million of federal net operating losses available to offset future taxable income which were generated by Willow Financial. The losses will expire in 2025 through 2028 and are currently subject to an annual limitation of approximately $8.6 million under Internal Revenue Service Code Section 382.

The Corporation evaluated its deferred tax asset balance at December 31, 2009 for realizability. Management’s process included the analysis of carryback years and the evaluation of future income projections. Based upon this analysis, Management believes that the deferred tax asset balance at December 31, 2009 is fully realizable. As a result of the acquisition of Willow Financial in 2008, the Corporation recorded a net deferred tax asset of approximately $32.4 million.

Note 13—Pension Plans

Defined Benefit Pension Plan

The Corporation had a non-contributory defined benefit pension plan covering substantially all employees. The plan’s benefits were based on years of service and the employee’s average compensation during any five consecutive years within the ten-year period preceding retirement. On August 9, 2007, the Board of Directors of the Corporation adopted a resolution to terminate the plan and on May, 31, 2008, the plan was terminated. Employees ceased to accrue additional pension benefits as of December 31, 2007, and pension benefits were not provided under a successor pension plan. All retirement benefits earned in the pension plan as of December 31, 2007 were preserved and all participants became fully vested in their benefits upon plan termination. On July 3, 2008, the Corporation purchased $896,000 of terminal funding annuity contracts for participants in pay status at that time. During 2008, the majority of assets were distributed to those participants that elected lump sum payments.

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

The following table summarizes the effect of the pension plan settlement which occurred in 2008:

	Year Ended December 31, 2008

Assets and obligations:	Before Settlement	Effect of Settlement	After Settlement
	(Dollars in thousands)
Vested benefit obligation	$12,226	$(11,831)	$395
Non-vested benefits	-	-	-
Accumulated benefit obligation	12,226	(11,831)	395
Effect of future compensation levels	-	-	-
Projected benefit obligation	$12,226	$(11,831)	$395

Plan assets at fair value	$11,695	$(11,624)	$71
Unrecognized net asset at transition	(33)	32	(1)
Unrecognized net loss (gain) subsequent to transition	1,707	(1,657)	50
Adjustment required to recognize minimum liability	(1,674)	1,625	(49)
(Prepaid)/accrued pension cost	531	(207)	324

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 13—Pension Plans (Continued)

The Corporation recorded a one-time pre-tax charge related to the pension plan curtailment of approximately $1.9 million in 2007 as detailed in the following table. The curtailment charge was recorded in other expenses in the consolidated statements of operations and impacted the Community Banking and Wealth Management segments.

	Year Ended December 31, 2007

Assets and obligations:	Before Curtailment	Effect of Curtailment	After Curtailment
	(Dollars in thousands)
Vested benefit obligation	$8,786	$2,557	$11,343
Non-vested benefits	383	148	531
Accumulated benefit obligation	9,169	2,705	11,874
Effect of future compensation levels	3,015	(3,015)	-
Projected benefit obligation	$12,184	$(310)	$11,874

Plan assets at fair value	$10,200	$-	$10,200
Unrecognized net asset at transition	(51)	-	(51)
Unrecognized net loss (gain) subsequent to transition	2,252	(310)	1,942
Adjustment required to recognize minimum liability	-	1,891	1,891
(Prepaid)/accrued pension cost	(217)	1,891	1,674

The plan’s funded status for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$395	$11,874
Service cost	—	—
Interest cost	—	426
Actual (gain) loss	—	(281)
Benefits paid	(395)	(11,624)
Change in assumptions (plan curtailment)	—	—
Benefits obligation at end of year	$—	$395
Change in plan assets:
Fair value of plan assets at beginning of year	$71	$10,200
Actual return on plan assets	—	245
Employer contribution	—	1,250
Benefits paid	(71)	(11,624)
Fair value of plan assets at end of year	$—	$71
Funded status at end of year	$—	$(324)

The accumulated benefit obligation for the defined benefit pension plan was $0 and $395,000 at December 31, 2009 and December 31, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 13—Pension Plans (Continued)

Information for the Corporation’s defined benefit pension plan with an accumulated benefit obligation in excess of plan assets follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Projected benefit obligation	$—	$395
Accumulated benefit obligation	—	395
Fair value of plan assets	—	71

Weighted-average assumptions used to determine	Year Ended December 31,
pension plan obligations as of December 31,	2009	2008	2007
Discount rate	n/a	4.75%	4.75%
Rate of compensation increase	n/a	0.00%	0.00%

Weighted-average assumptions used to determine	Year Ended December 31,
pension plan net periodic benefit cost as of December 31,	2009	2008	2007
Discount rate	n/a	4.75%	6.00%
Expected return on plan assets	n/a	4.75%	6.00%
Rate of compensation increase	n/a	0.00%	4.00%

	Year Ended December 31,
Components of net periodic benefit expense	2009	2008	2007
	(Dollars in thousands)
Service cost	$—	$—	$1,166
Interest cost	—	426	683
Expected return on plan assets	—	(349)	(600)
Amortization of unrecognized net actuarial losses	—	41	76
Net periodic benefit expense	$—	$118	$1,325

The pension plan assets were previously invested with a growth and income strategy with a target asset allocation of 60% equity and 40% fixed income securities. This allocation was changed to a preservation of capital objective pursuant to the decision to terminate the plan. In 2007, the pension plan equity reduction strategy was implemented along with a re-allocation of fixed income securities and cash equivalents in preparation for the 2008 distribution to participants.

The Corporation’s pension plan weighted-average asset allocations by asset category are as follows:

	Percentageof
	Plan Assets at December 31,
	2009	2008
Asset Category
Cash and cash equivalents	n/a	100.0%
Total	n/a	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 13—Pension Plans (Continued)

Supplemental Benefit Plans

The Corporation maintains a Supplemental Executive Retirement Plan for certain officers and key employees. The plan provides for payment to the covered employee of an annual supplemental retirement benefit up to 50% of their average annual compensation upon retirement, thereafter offset by the employer’s share of social security, defined benefit pension and available employer’s 401(k) matching contribution. There is a lifetime payout in retirement benefits with a minimum payout of 10 years. There is a pre-retirement death benefit, payable for 10 years, of 100% of the average annual compensation for the first year, and up to 50% of the average annual compensation for the next 9 years. The Corporation’s liability under these agreements is being accrued over the participants’ remaining service period. The accrued benefit obligation as of December 31, 2009 and 2008 was $5.2 million and $5.1 million, respectively.

In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed an obligation under the East Penn Supplemental Executive Retirement Plan which provides for a fixed payment to the covered employee beginning at age 62 with a 15 year benefit period. The pre-retirement death benefit is the accrued benefit. The liability for this agreement has been fully accrued. The accrued benefit obligation as of December 31, 2009 and 2008 was $595,000 and $594,000, respectively.

In connection with the acquisition of Willow Financial in 2008, the Corporation assumed obligations under the Willow Financial Supplemental Executive Retirement Plan covering seven executives. Upon the effective date of the Willow Financial acquisition, each individual’s interest in the plan became fully vested. The accrued obligation as of December 31, 2009 was $249,000. This balance represents the balance for one executive who elected to receive five annual payments commencing in February 2009. As a result of the Willow Financial acquisition, the Corporation also assumed the Willow Financial Directors’ Retirement Plan (Directors’ Plan) and the Willow Financial Presidents’ Supplemental Retirement Agreement (Presidents’ Plan). The Directors’ Plan provides for a fixed monthly payment for a 10-year period beginning in June 2009 to the participating former Willow Financial directors. The Presidents’ Plan for a former President provides for a fixed monthly payment through February 2016. The accrued liability of the Directors’ Plan was $0 at December 31, 2009 as the Corporation purchased and funded annuity contracts in the name of each individual director during 2009. The accrued liability of the President’s Plan was $516,000 at December 31, 2009.

Defined Contribution Plan

The Corporation maintains a 401(k) defined contribution retirement savings plan which allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. Prior to January 1, 2008, the Corporation matched 50% of pre-tax employee contributions up to a maximum of 3%. Effective January 1, 2008, in addition to the company match up to a maximum of 3%, all eligible employees began receiving a company funded basic contribution to the 401(k) plan equal to 2% of eligible earnings. On March 12, 2009, the Corporation’s Board of Directors approved an amendment to the 401(k) plan providing for the suspension of the Corporation’s basic and matching contributions effective for the April 17, 2009 employee bi-weekly pay period until further notice by the Board of Directors. The Corporation estimated suspension of employer contributions resulted in retirement-related expense savings of approximately $1.8 million during 2009. Contributions charged to earnings for 2009 were $686,000. For 2008, the Company funded 401(k) match contribution was $931,000 and the basic company funded 401(k) contribution was $822,000 for a total of $1.8 million in contributions charged to earnings. Contributions charged to earnings for 2007 were $742,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 13—Pension Plans (Continued)

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

Note 14—Authorized Shares of Common Stock , Dividend Reinvestment and Stock Purchase Plan and Stock Repurchase Program

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

The Corporation has a stock repurchase program that permits the repurchase of up to five percent of its outstanding common stock. The repurchased shares are used for general corporate purposes. On May 12, 2005, the Board of Directors authorized a plan to purchase up to 1,416,712 shares (adjusted for five percent stock dividend paid on September 15, 2006 and September 15, 2005) or 4.9% of its outstanding common stock. As of December 31, 2009, the maximum number of shares that may yet be purchased under the plan is 731,761. The Corporation is precluded from purchasing its outstanding common stock under the terms of the merger agreement with First Niagara.

Note 15—Stock-Based Compensation

The Corporation has four shareholder approved fixed stock option plans that allow the Corporation to grant options up to an aggregate of 3,797,861 shares of common stock to key employees and directors. At December 31, 2009, 2,572,785 stock options had been granted under the stock option plans. The options have a term of ten years when issued and typically vest over a five-year period. The options granted during 2008 have a term of seven years and vest over three years. The exercise price of each option is the market price of the Corporation’s stock on the date of grant. Additionally, at December 31, 2009 the Corporation had 556,506 assumed stock options from the Willow Financial acquisition completed in 2008. The options have a term of ten years and are exercisable at prices ranging from $5.19 to $22.34. Also, at December 31, 2009, the Corporation had 25,480 assumed stock options from the East Penn Financial acquisition completed in 2007. The options have a term of ten years and are exercisable at prices ranging from $5.94 to $13.07.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 15—Stock-Based Compensation (Continued)

The Corporation recognizes compensation expense for stock options over the requisite service period based on the grant-date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates. For the year ended December 31, 2009, there were no options granted. Grants subject to a service condition were awarded in 2008 while grants subject to a market condition were awarded in 2007.

For grants subject to a service condition, the Corporation utilizes the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The Black-Scholes model takes into consideration the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The fair value of options granted with a service condition were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions based on historical data for grants in 2008:  weighted-average dividend yield of 5.74%; weighted-average expected volatility of 44.31%, weighted average risk-free interest rate of 2.40% and a weighted-average expected life of 6.20 years.

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

Stock based compensation expense is based on awards that are ultimately expected to vest and therefore has been reduced for estimated forfeitures. The Corporation estimates forfeitures using historical data based upon the groups identified by management. Stock-based compensation expense was $308,000, $136,000 and $118,000 for 2009, 2008, and 2007, respectively.

The Corporation has the following shareholder approved fixed stock option plans that are maintained to advance the development, growth and financial condition of the Corporation as described below. In connection with the acquisition of Willow Financial in 2008, the Corporation assumed all obligations under the Willow Financial 1999 and 2002 Stock Option Plans, as well as obligations that remained open under the Willow Grove Bank and Chester Valley Bank stock option plans at the effective time of the merger. The Plans provided options grants to non-employee directors, as well as employees. The change in control accelerated the vesting of all outstanding stock options to 100%. In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed all obligations under the East Penn Financial 1999 Independent Director Stock Option Plan and the 1999 Stock Incentive Plan. In connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. All share information has been adjusted to reflect stock dividends. For additional information on the accounting for share-based compensation plans, see Note 2, “Significant Accounting Policies—Stock-Based Compensation.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 15—Stock-Based Compensation (Continued)

1998 Independent Directors Stock Option Plan: This plan provides that shares of the Corporation’s stock be issued to non-employee directors. At December 31, 2009, there were 201,962 stock options outstanding under the plan. The plan expired on October 8, 2008; therefore, no further stock options may be awarded under the plan.

East Penn Financial 1999 Independent Director Stock Option Plan Converted to Harleysville Stock Options: In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed all obligations under the East Penn Financial 1999 Independent Director Stock Option Plan. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to pro-ration parameters outlined in the merger agreement. Stock options totaling 23,548 were assumed on the effective date of the merger. A total of 19,343 stock options remained outstanding under the plan at December 31, 2009. No further stock options may be granted under the plan.

1993 Stock Incentive Plan:  This plan provides that shares of the Corporation’s common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. No stock options remain available for grant under the 1993 Stock Incentive Plan.  At December 31, 2009, there were 7,855 stock options outstanding under the plan.

1998 Stock Incentive Plan:  This plan provides that shares of the Corporation’s common stock be issued to certain employees of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. The plan expired on October 8, 2008; therefore, no future stock options may be awarded under the plan. At December 31, 2009, there were 517,452 options outstanding under the plan.

2004 Omnibus Stock Incentive:  This plan provides that shares of the Corporation’s common stock be issued to certain employees and/or directors of the Corporation and the Bank. Awards can be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. During 2009, no stock options were granted under the plan. As of December, 31, 2009, stock options of 914,752 remained available for grant. At December 31, 2009, there were 242,873 stock options outstanding under the plan.

Millennium Bank Stock Compensation Program Converted to Harleysville Stock Options: In connection with the acquisition of Millennium Bank in 2004, the Corporation assumed all obligations under the Millennium Bank Stock Compensation Program. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to pro-ration parameters outlined in the merger agreement. Stock options totaling 328,327 were assumed on the effective date of the merger. In conjunction with the sale of Cumberland Advisors, Inc. which took place in 2005, 36,209 non-qualified performance based stock options were cancelled. No stock option awards remain outstanding and exercisable under the program at December 31, 2009. No further stock options may be granted under the program.

East Penn Financial 1999 Stock Incentive Plan Converted to Harleysville Stock Options: In connection with the acquisition of East Penn Financial in 2007, the Corporation assumed all obligations under the East Penn Financial 1999 Stock Incentive Plan. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, outstanding stock options were converted according to pro-ration parameters outlined in the merger agreement. Stock options totaling 1,932 were assumed on the effective date of the merger. A total of 1,092 stock options remained outstanding under the plan at December 31, 2009. No further stock options may be granted under the plan.

Willow Financial Bancorp Stock Incentive Plans:  In connection with the acquisition of Willow Financial Bancorp in 2008, the Corporation assumed all obligations under Willow’s 1999 and 2002 Stock Option Plans, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 15—Stock-Based Compensation (Continued)

well as obligations that remained open under the Willow Grove Bank and Chester Valley Bank stock option plans at the effective time of the merger. The Plans provided stock options grants to non-employee directors, as well as employees. The change in control accelerated the vesting of all outstanding stock options to 100%. Upon consummation of the merger, 556,506 stock options were converted according to proration parameters outlined in the merger agreement. At December 31, 2009, a total of 410,983 stock options remained outstanding and exercisable under the plan. No further stock options may be granted under the plans.

A summary of option activity under the Corporation’s stock option plans as of December 31, 2009 and changes during the year then ended is presented in the following table.

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	1,648,723	$15.28
Granted	—	—
Exercised	(112,010)	7.41
Forfeited (unvested)	(5,065)	16.94
Cancelled (vested)	(130,089)	15.45
Outstanding at December 31, 2009	1,401,559	$15.89	3.44	$1

Exercisable at December 31, 2009	1,227,214	$16.08	3.05	$1

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008 and 2007 were $3.54 and $3.73, respectively. There were no options granted during 2009. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 were $142,000, $890,000, and $514,000, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the status of the Corporation’s nonvested shares as of December 31, 2009 is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	263,664	$3.74

Granted	—	—

Vested	(84,254)	3.97

Forfeited	(5,065)	4.44

Nonvested at December 31, 2009	174,345	$3.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 15—Stock-Based Compensation (Continued)

As of December 31, 2009, there was a total of $531,000 of unrecognized compensation cost related to nonvested awards under stock option plans. This cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 were $334,000, $2.2 million (includes $2.0 million from Willow Financial acquisition) and $356,000, respectively. The tax benefit realized for the tax deductions from option exercises totaled $50,000, $305,000 and $119,000 for 2009, 2008, and 2007, respectively.

In addition, the Corporation maintains the Harleysville National Corporation Stock Bonus Plan to award employees in recognition of exemplary service during each calendar year. The Corporation’s Board of Directors authorized the registration of 70,354 shares of common stock for issuance under this plan in December 1996. The Stock Bonus Plan is administered by the Compensation Committee of the Corporation. The committee annually determines, in its sole discretion, the amount of shares the Corporation awards.  No shares were awarded during 2009. As of December 31, 2009, a total of 22,695 shares remained available for awards under the plan.

Note 16—(Loss) Earnings Per Share

The calculations of basic and diluted (loss) earnings per share are presented below. See Note 1 of the consolidated financial statements for a discussion on the calculation of earnings per share.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share information)
Basic (loss) earnings per share
Net (loss) income available to common shareholders	$ (219,475)	$ 25,093	$ 26,595
Weighted average common shares outstanding	43,078,543	32,201,150	29,218,671
Basic (loss) earnings per share	$ (5.09)	$ 0.78	$ 0.91
Diluted (loss) earnings per share
Net (loss) income available to common shareholders and assumed conversions	$ (219,475)	$ 25,093	$ 26,595
Weighted average common shares outstanding	43,078,543	32,201,150	29,218,671
Dilutive potential common shares(1),(2)	—	162,987	241,227
Total diluted weighted average common shares outstanding	43,078,543	32,364,137	29,459,898
Diluted (loss) earnings per share	$ (5.09)	$ 0.78	$ 0.90

(1)	Includes incremental shares from assumed conversions of stock options.

(2)
Antidilutive options have been excluded in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. For 2009, 2008, and 2007, there were 1,396,513, 1,037,645 and 475,952 anti-dilutive options at an average price of $15.92, $18.79 and $23.44 per share, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 17—Comprehensive Income (Loss) Income and Accumulated Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income are as follows:

For the year ended December 31, 2009	Before tax amount	Tax Benefit (Expense)	Net of taxamount
	(Dollars in thousands)
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$16,159	$(5,656)	$10,503
Less reclassification adjustment for net gains on sales of available for sale securities realized in net loss	11,416	(3,996)	7,420
Less reclassification adjustment for other-than-temporary impairment of available for sale securities recognized in net loss	(9,399)	3,290	(6,109
Net unrealized gains	14,142	(4,950)	9,192
Change in fair value of derivatives used for cash flow hedges	4	(1)	3
Other comprehensive income, net	$14,146	$(4,951)	$9,195

For the year ended December 31, 2008	Before taxamount	Tax Benefit (Expense)	Net of tax amount
	(Dollars in thousands)
Net unrealized losses on available for sale securities:
Net unrealized holding losses arising during period	$(40,146)	$14,051	$(26,095)
Less reclassification adjustment for net gains on sales of available for sale securities realized in net income	2,642	(925)	1,717
Less reclassification adjustment for other-than-temporary impairment of available for sale securities recognized in net income	(1,923)	673	(1,250)
Net unrealized losses	(40,865)	14,303	(26,562)
Change in fair value of derivatives used for cash flow hedges	171	(60)	111
Other comprehensive loss, net	$(40,694)	$14,243	$(26,451)

For the year ended December 31,2007	Before tax amount	Tax (Expense) Benefit	Net of tax amount
	(Dollars in thousands)
Net unrealized gains on available for sale securities:
Net unrealized holding gains arising during period	$4,856	$(1,700)	$3,156
Less reclassification adjustment for net gains realized in net income	1,187	(415)	772
Less reclassification adjustment for other-than-temporary impairment of available for sale securities recognized in net income	(55)	19	(36)
Net unrealized gains	3,724	(1,304)	2,420
Change in fair value of derivatives used for cash flow hedges	(643)	225	(418)
Reversal of FAS 158 adjustment due to defined benefit pension plan curtailment	2,361	(826)	1,535
Other comprehensive income, net	$5,442	$(1,905)	$3,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 17—Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income (Continued)

The components of other accumulated other comprehensive (loss) income, net of tax, which is a component of shareholders’ equity were as follows:

	Net Unrealized (Losses) Gains on Available For Sale Securities	Net Change in Fair Value of Derivatives Used for Cash Flow Hedges	Net Change Related to Defined Benefit Pension Plan	Transition Asset Related to Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2006	$(4,872)	$304	$(1,579)	$44	$(6,103)
Net Change	2,420	(418)	1,579	(44)	3,537
Balance, December 31, 2007	(2,452)	(114)	-	-	(2,566)
Net Change	(26,562)	111	-	-	(26,451)
Balance, December 31, 2008	(29,014)	(3)	-	-	(29,017)
Net Change	9,192	3	-	-	9,195
Balance, December 31, 2009	$(19,822)	$-	$-	$-	$(19,822)

Note 18—Segment Information

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

The Community Banking segment provides financial services to consumers, businesses and governmental units primarily in eastern Pennsylvania. These services include full-service banking, comprised of accepting time and demand deposits, making secured and unsecured commercial loans, mortgages, consumer loans, and other banking services. The treasury function income is included in the Community Banking segment, as the majority of effort and activity of this function is related to this segment. Primary sources of income include net interest income and service fees on deposit accounts. Expenses include costs to manage credit and interest rate risk, personnel, and branch operational and technical support.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 18—Segment Information (Continued)

Information about reportable segments and reconciliation of the information to the consolidated financial statements follows:
	Community Banking	Wealth Management	All Other	Consolidated Totals
		(Dollars in thousands)
Year Ended December 31, 2009
Net interest income (expense)	$134,867	$304	$(5,298)	$129,873
Provision for loan losses	58,321	-	-	58,321
Noninterest income	46,144	18,202	(688)	63,658
Noninterest expense	348,064	18,868	810	367,742
(Loss) income before income taxes	(225,374)	(362)	(6,796)	(232,532)
Income tax (benefit) expense	(11,199)	(63)	(1,795)	(13,057)
Net (loss) income	$(214,175)	$(299)	$(5,001)	$(219,475)
Assets	$5,145,346	$35,146	$7,304	$5,187,796

	Community Banking	Wealth Management	All Other	Consolidated Totals
		(Dollars in thousands)
Year Ended December 31, 2008
Net interest income (expense)	$109,030	$280	$(5,170)	$104,140
Provision for loan losses	15,567	-	-	15,567
Noninterest income	27,175	18,689	353	46,217
Noninterest expense	86,852	16,869	901	104,622
Income (loss) before income taxes (benefit)	33,786	2,100	(5,718)	30,168
Income taxes (benefit)	6,138	833	(1,896)	5,075
Net income (loss)	$27,648	$1,267	$(3,822)	$25,093
Assets	$5,447,646	$30,437	$12,426	$5,490,509

	Community Banking	Wealth Management	All Other	Consolidated Totals
		(Dollars in thousands)
Year Ended December 31, 2007
Net interest income (expense)	$84,563	$451	$(2,580)	$82,434
Provision for loan losses	10,550	-	-	10,550
Noninterest income	23,947	18,658	733	43,338
Noninterest expense	64,751	15,744	860	81,355
Income (loss) before income taxes (benefit)	33,209	3,365	(2,707)	33,867
Income taxes (benefit)	6,917	1,502	(1,147)	7,272
Net income (loss)	$26,292	$1,863	$(1,560)	$26,595
Assets	$3,862,378	$25,572	$15,051	$3,903,001

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 2 of the consolidated financial statements. Consolidating adjustments reflecting certain eliminations of inter-segment revenues, cash and investment in subsidiaries are included in the “All Other” segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 19—Lease Commitments and Contingent Liabilities

Lease Commitments

Lease commitments for equipment and banking locations expire intermittently over the years through 2037. As a part of the acquisition of Willow Financial, the Corporation assumed 28 additional leases with intermittent expirations through 2027. Most banking location leases require the lessor to pay insurance, maintenance costs, and property taxes. In December 2007, the Corporation sold its headquarters property along with fourteen branch properties and entered into a sale-leaseback agreement with the purchaser. At December 31, 2009, the remaining term of these leases was 13 years with options to renew for up to forty additional years.  Approximate minimum rental commitments for non-cancelable operating leases at December 31, 2009, are as follows:

Minimum Lease Payments
(Dollars in thousands)
For the year ending:
2010	$9,919
2011	9,548
2012	8,699
2013	8,470
2014	7,977
Thereafter	56,660
Total	$101,273

Total rent expense amounted to $8.2 million, $5.6 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other

As a result of the acquisition of Willow Financial, the Corporation recorded a liability in purchase accounting of $2.7 million, of which $536,000 is remaining at December 31, 2009, in connection with certain legal contingencies which existed prior to the acquisition. The amount accrued represents estimated settlement and legal costs on ongoing litigation assumed from Willow Financial. There can be no assurance that any of the outstanding legal proceedings to which the Corporation is a party as a successor in interest to Willow Financial will not be decided adversely to the Corporation’s interests and have a material effect on the financial condition and operations of the Corporation.

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

Note 20—Financial Instruments with Off-Balance Sheet Risk

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

The approximate contract amounts are as follows:

	Total Amount Committed at December 31,
Commitments	2009	2008
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$677,388	$995,125
Standby letters of credit and financial guarantees written	40,040	34,806
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Interest rate swap agreements	208,036	124,214
Interest rate cap agreements	—	200,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 20—Financial Instruments with Off-Balance Sheet Risk (Continued)

Standby letters of credit expire as follows: $34.7 million in one year or less, $2.4 million after one year through three years, $69,000 after three years through five years and $2.9 million after five years.

The table below presents the fair value of the Bank’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2009 and December 31, 2008:

	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	As of December 31, 2009		As of December 31, 2008		As of December 31, 2009		As of December 31, 2008

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Other Assets	$—	Other Assets	$—	Other Liabilities	$209	Other Liabilities	$347

Total derivatives designated as hedging instruments		$—		$—		$209		$347

Derivatives not designated as hedging instruments
Interest Rate Products	Other Assets	$3,102	Other Assets	$4,523	Other Liabilities	$3,537	Other Liabilities	$5,294

Total derivatives not designated as hedging instruments		$3,102		$4,523		$3,537		$5,294

The Bank is exposed to changes in the fair value of certain of its fixed rate assets due to changes in benchmark interest rates. The Bank uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2009, the Bank had a fair value hedge in the form of an interest rate swap with a current notional amount of $1.8 million which matures in 2017. In addition, four fair value hedges with current notional amounts totaling $7.0 million were acquired from Willow Financial with maturity dates ranging from 2013 to 2016. These swaps do not qualify for hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statements of operations. As such, based on the increase in the market value of these interest rate swaps, the Corporation recognized a gain of $349,000 in other income in the consolidated statement of operations for 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 20—Financial Instruments with Off-Balance Sheet Risk (Continued)

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Bank includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives.

Derivatives not designated as hedges are not speculative and result from a service the Bank provides to certain customers. The Bank executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Bank executes with a third party, such that the Bank minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2009, the Bank had 48 interest rate swaps with an aggregate current notional amount of $199.0 million related to this program with maturity dates ranging from 2010 to 2018.

The tables below present the effect of the Bank’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2009 and 2008:

Derivatives in Fair Value Hedging Relationships	Classification of Gain/(Loss) Recognized on Derivative	Gain/(Loss) Recognized on Derivative
		Year Ended December 31,
(Dollars in thousands)		2009	2008

Interest Rate Products	Interest income	$(93)	$(81)

Total		$(93)	$(81)

Derivatives Not Designated as Hedging Instruments	Classification of Gain/(Loss) Recognized on Derivative	Gain/(Loss) Recognized on Derivative
		Year Ended December 31,
(Dollars in thousands)		2009	2008

Interest Rate Products	Interest income	$(294)	$—
	Other income	337	18

Total		$43	$18

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

Note 20—Financial Instruments with Off-Balance Sheet Risk (Continued)

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

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.9 million. As of December 31, 2009, the Bank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4.1 million against its obligations under these agreements.

The Bank also had commitments with customers to extend mortgage loans at a specified rate at December 31, 2009 and December 31, 2008 of $31.1 million and $36.4 million, respectively and commitments to sell mortgage loans at a specified rate at December 31, 2009 and December 31, 2008 of $69.0 million and $53.1 million, respectively. The commitments are accounted for as a derivative and recorded at fair value. The Bank estimates the fair value of these commitments by comparing the secondary market price at the reporting date to the price specified in the contract to extend or sell the loan initiated at the time of the loan commitment. At December 31, 2009, the Corporation had commitments with a positive fair value of $1.4 million and negative fair value of $38,000 which was recorded as other income At December 31, 2008, the Corporation had commitments with a positive fair value of $274,000 and negative fair value of $48,000 which was recorded as other income.

Note 21—Regulatory Capital

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

On May 28, 2009, the Bank was advised that the Office of the Comptroller of the Currency (“OCC”) has established higher minimum capital ratios for the Bank than the minimum and well capitalized ratios generally applicable to banks under current regulations. To be "well capitalized," banks generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. In the case of the Bank, however, the OCC has established individual minimum capital ratios (“IMCR”) requiring a Tier 1 leverage ratio of at least eight percent (8%) of adjusted total assets, a Tier 1 risk-based capital ratio of at least ten percent (10%) and a total risk-based capital ratio of at least twelve percent (12%).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 21—Regulatory Capital (Continued)

	Actual	For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$369,864	10.64%	$278,120	8.00%	$347,650	10%
Harleysville National Bank	403,732	11.65%	277,302	8.00%	346,628	10%
Tier 1 Capital (to risk weighted assets):
Corporation	326.121	9.38%	139,060	4.00%	208,590	6%
Harleysville National Bank	360,115	10.39%	138,651	4.00%	207,977	6%
Tier 1 Capital (to average assets):
Corporation	326,121	6.33%	205,934	4.00%	257,418	5%
Harleysville National Bank	360,115	7.01%	205,399	4.00%	256,749	5%

	Actual	For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$384,522	8.88%	$346,333	8.00%	$432,917	10%
Harleysville National Bank	370,552	8.58%	345,536	8.00%	431,920	10%
Tier 1 Capital (to risk weighted assets):
Corporation	334,467	7.73%	173,167	4.00%	259,750	6%
Harleysville National Bank	320,497	7.42%	172,768	4.00%	259,152	6%
Tier 1 Capital (to average assets):
Corporation	334,467	8.19%	163,315	4.00%	204,144	5%
Harleysville National Bank	320,497	7.88%	162,689	4.00%	203,361	5%

	Actual	For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provision
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk weighted assets):
Corporation	$329,887	10.67%	$247,273	8.00%	$309,091	10%
Harleysville National Bank	312,880	10.16%	246,286	8.00%	307,858	10%
Tier 1 Capital (to risk weighted assets):
Corporation	302,459	9.79%	123,637	4.00%	185,455	6%
Harleysville National Bank	285,452	9.27%	123,143	4.00%	184,715	6%
Tier 1 Capital (to average assets):
Corporation	302,459	8.72%	138,795	4.00%	173,494	5%
Harleysville National Bank	285,452	8.29%	137,722	4.00%	172,153	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 21—Regulatory Capital (Continued)

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

Currently, the Bank's capital levels are less than those required under the OCC's newly required minimum individual capital ratios for the Bank. The OCC advised the Bank that it must achieve these ratios by June 30, 2009. The Corporation’s efforts to raise capital prior to the deadline ultimately resulted in the planned merger with First Niagara, which was announced on July 28, 2009. During December 2009, First Niagara entered into a loan transaction with the Corporation to recapitalize the Bank. As of December 31, 2009, the Corporation borrowed the full $50.0 million available under the credit facility from First Niagara which was contributed to the Bank as Tier 1 capital, allowing it to meet the general regulatory capital ratios of a “well capitalized” bank for the first time since September 2008. In connection with the capital infusion, the Office of the Comptroller of the Currency extended the deadline for compliance with the higher IMCR from June 30, 2009 to March 31, 2010, subject to continued compliance with “well capitalized” ratios achieved upon receipt of the First Niagara loan proceeds. Effective March 4, 2010, this deadline was further extended to May 31, 2010, subject to the same conditions.

In addition, the Corporation elected to reduce and subsequently suspend its cash dividends on its common stock beginning with the third quarter of 2009 and to defer quarterly interest payments on its outstanding subordinated debentures until further notice, beginning with the interest payments that were due on September 15, 2009. These actions were taken to conserve capital.

At December 31, 2009, the Corporation’s Tier 1 risk-adjusted capital ratio was 9.38%, and the total risk-adjusted capital ratio was 10.64%. Both are above regulatory “well capitalized” requirements, however, the Tier 1 risk-adjusted capital ratio and the total risk-adjusted capital ratio are below the Bank’s newly required IMCR standards of 10.00% and 12.00%, respectively. The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and identifiable intangibles. The Corporation’s leverage ratios were 6.33% at December 31, 2009 and 8.19% at December 31, 2008 which were higher than the OCC requirement of 5.00% but less than IMCR requirement of 8% in 2009.

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

Banking regulations limit the amount of investments, loans, extensions of credit and advances that a subsidiary bank can make to an affiliate at any time to 10% and in the aggregate or to a single financial subsidiary, to 20% of the Bank’s capital stock and surplus. These regulations also require that certain covered transactions including a loan, extension of credit or advance to an affiliate be secured by securities having a market value in excess of the amount thereof. At December 31, 2009, the Bank’s investments in the Cornerstone Companies and BeneServ, Inc. (financial subsidiaries) of $32.8 million were in compliance with the limitations and not subject to collateral requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Corporation determines the fair value of its financial instruments based on the fair value hierarchy. The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs that may are used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

Securities Available for Sale

Securities classified as available for sale are reported using Level 1, Level 2 and Level 3 inputs. Level 1 instruments generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level 3 instruments include certain collateralized debt obligations and collateralized mortgage obligations that were valued using a discounted cash flow model prepared by third party investment valuation specialists. All collateralized debt obligations were transferred into Level 3 during 2009 due to lack of observable inputs in the marketplace. See Note 5 – Investment Securities for additional information.

Residential Mortgage Loans Held for Sale

Residential mortgage loans originated and intended for sale in the secondary market are carried at estimated fair value. The Corporation estimates the fair value of mortgage loans held for sale using current secondary loan market rates. The Corporation has determined that the inputs used to value its mortgage loans held for sale fall within Level 2 of the fair value hierarchy. The Corporation recognized a net loss of $135,000 in other noninterest income in the consolidated statement of operations for 2009 resulting from changes in fair value. The Corporation elected to record mortgage loans held for sale at estimated fair value in December 2008 as a result of the portfolio of loans held for sale acquired from Willow Financial. This election resulted in a fair value adjustment of $215,000 recorded in other noninterest income on the consolidated statement of income in the fourth quarter of 2008. Prior to the fourth quarter of 2008, residential mortgage loans held for sale were carried at lower of cost or market.

Note 22—Fair Value Measurements (Continued)

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Fair Value Measurements (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2009 and 2008.

	Fair Value Measurement Using
(Dollars in thousands) As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets/Liabilities at Fair Value
Assets
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$—	$503	$—	$503
Obligations of state and political subdivisions	—	220,260	—	220,260
Residential mortgage-backed securities	—	769,095	14,995	784,090
Trust preferred pools/collateralized debt obligations	—	—	9,869	9,869
Corporate bonds	—	2,215	—	2,215
Equity securities	1,216	—	—	21,216
Total investment securities available for sale	1,216	992,073	24,864	1,038,153

Residential mortgage loans held for sale:	—	37,885	—	37,885
Derivatives	—	3,102	—	3,102
Total assets	21,214	$1,033,061	$24,865	$1,079,140
Liabilities
Derivatives	—	$3,746	$—	$3,746
Total liabilities	—	$3,746	$—	$3,746

As of December 31, 2008
Assets
Investment securities available for sale:
Obligations of U.S. government agencies and corporations	$—	$93,894	$—	$93,894
Obligations of state and political subdivisions	—	286,875	—	286,875
Residential mortgage-backed securities	—	705,483	—	705,483
Trust preferred pools/collateralized debt obligations	—	12,715	3,149	15,864
Corporate bonds	—	18,167	—	18,167
Equity securities	21,665	—	—	21,665
Total investment securities available for sale	21,665	1,117,134	3,149	1,141,948

Residential mortgage loans held for sale:	—	17,165	—	17,165
Derivatives	—	4,797	—	4,797
Total assets	$21,665	$1,139,096	$3,149	$1,163,910
Liabilities
Derivatives	$—	$5,689	$—	$5,689
Total liabilities	$—	$5,689	$—	$5,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The table below presents a reconciliation for assets measured at fair value on a recurring basis for which the Corporate has utilized significant unobservable inputs (Level 3) during the years ended December 31, 2009 and 2008.

(Dollars in thousands) For the Year Ended December 31, 2009	Residential mortgage-backed securities	Trust preferred pools/ collateralized debt obligations	Corporate bonds	Total Investment Securities Available for Sale

Balance, January 1, 2009	$—	$3,149	$—	$3,149
Transfers into Level 3	22,264	16,263	58	38,585
Total losses realized:
Included in earnings(1)	(1,315)	(6,495)	(36)	(7,846)
Included in other comprehensive income	(3,497)	(1,769)	—	(5,266)
Sales	—	(1,242)	(22)	(1,264)
Payments	(2,458)	(37)	—	(2,495)
Balance, December 31, 2009	$14,994	$9,869	$—	$24,863

Total losses included in earnings from January 1, 2009 to December 31, 2009 relating to assets still held at December 31, 2009	$(1,315)	$(6,495)	$(36)	$(7,846)

Change in unrealized losses relating to assets still held at December 31, 2009	(3,497)	(1,769)	(22)	(5,288)

For the Year Ended December 31, 2008

Balance, January 1, 2008	$—	$—	$—	$—
Transfers into Level 3	—	5,072	—	5,072
Total losses realized:
Included in earnings(1)	—	(1,923)	—	(1,923)
Included in other comprehensive income	—	—	—	—
Balance, December 31, 2008	$—	$3,149	$—	$3,149

Total losses included in earnings from January 1, 2008 to December 31, 2008 relating to assets still held at December 31, 2008	$—	$(1,923)	$—	$(1,923)

Change in unrealized losses relating to assets still held at December 31, 2008	—	—	—	—

(1)	The loss is reported in net other-than-temporary impairment losses on recognized in operations on available for sale securities in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Fair Value Measurements (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed as follows. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

Impaired Loans

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Individually impaired loans are measured based on the fair value of the collateral for collateral dependent loans. The value of the collateral is determined based on an appraisal by qualified licensed appraisers hired by the Corporation or other observable market data which is readily available in the marketplace. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. At December 31, 2009, impaired loans had a carrying amount of $135.9 million with a valuation allowance of $18.9 million. Impaired loans with a carrying amount of $132.9 million were evaluated during 2009 using the practical expedient fair value measurement which resulted in an additional valuation allowance of $15.5 million as compared to December 31, 2008. At December 31, 2008, impaired loans had a carrying amount of $70.2 million with a valuation allowance of $8.4 million. Impaired loans with a carrying amount of $67.9 million were evaluated during 2008 using the practical expedient fair value measurement which resulted in an additional valuation allowance of $6.9 million as compared to December 31, 2007.

Goodwill and Other Identifiable Intangibles

The Corporation employs general industry practices in evaluating the fair value of its goodwill and other identifiable intangibles. The Corporation calculates the fair value, with the assistance of a third party specialist, using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value and market multiples (pricing ratios) under the market approach. In 2009, management performed its annual review of goodwill and other identifiable intangibles. Management performed its review by reporting unit and identified goodwill impairment for the Community Banking segment of $214.5 million. This impairment resulted from the decrease in market value caused by underlying capital and credit concerns and was determined based upon the announced sale price of the Corporation to First Niagara for $5.50 per share. No impairment was identified relating to the Corporation’s Wealth Management segment or to other identifiable intangible assets as a part of this annual review. Management performed its annual review of goodwill and other identifiable intangibles during 2008 and determined there was no impairment of goodwill and other identifiable intangibles.

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

The Corporation’s portfolio consists primarily of fixed rate loans with a remittance type of schedule/actual and a weighted average servicing fee of .25%. The market value calculation was based on long term prepayment assumptions obtained from Bloomberg for similar pools based on original term, remaining term, and coupon. Where prepayment assumptions for loan pools could not be obtained, projections based on current prepayments, secondary loan market, and input from servicing buyers were used. The Corporation has determined that the

Note 22—Fair Value Measurements (Continued)

inputs used to value its mortgage servicing rights fall within Level 2 of the fair value hierarchy. Mortgage servicing rights are recorded at lower of cost or market. At December 31, 2009 and 2008, the Corporation’s mortgage servicing rights had a carrying amount of $2.3 million and $1.6 million, respectively. Mortgage servicing rights with a carrying amount of $3.0 million were written down to their fair value of $1.6 million resulting in an impairment charge of $1.4 million for the year ended December 31, 2008.

Certain assets measured at fair value on a non-recurring basis are presented below:

	Fair Value Measurement Using
(Dollars in thousands) As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2009

Assets
Impaired loans	$—	$114,332	$—	$114,332
Goodwill	—	—	21,622	21,622
Total assets	$—	$114,332	$21,622	$135,954

As of December 31, 2008

Assets
Impaired loans	$—	$59,987	$—	$59,987
Mortgage servicing rights	—	1,558	—	1,558
Total assets	$—	$61,545	$—	$61,545

Disclosures about Fair Value of Financial Instruments

The Corporation discloses the estimated fair value of its assets and liabilities considered to be financial instruments. For the Corporation, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Corporation’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans and investments. Therefore, the Corporation had to use significant estimates and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Corporation using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used at December 31, 2009 and 2008 are outlined below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed in the previous fair value measurements section. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Fair Value Measurements (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 22—Fair Value Measurements (Continued)

The carrying and fair values of certain financial instruments were as follows:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Cash and cash equivalents	$843,957	$843,957	$102,526	$102,526
Investment securities available for sale	1,038,153	1,038,153	1,141,948	1,141,948
Investment securities held to maturity	25,324	25,192	50,434	50,059
Residential mortgage loans held for sale	37,885	37,885	17,165	17,165
Loans and leases, net	2,888,873	2,798,773	3,618,124	3,591,202
Bank-owned life insurance	90,216	90,216	87,081	87,081
Time deposits	1,549,617	1,563,798	1,588,921	1,613,684
Long-term borrowings	679,889	716,120	759,658	809,618
Subordinated debt	93,828	36,756	93,743	50,474

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 23—Parent-Company Only Financial Information

Condensed financial statements of Harleysville National Corporation follow:

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash	$6,463	$7,181
Investments in subsidiaries	394,704	558,524
Other investments	3,729	3,804
Other assets	3,491	5,598
Total assets	$408,387	$575,107
Liabilities and shareholders’ equity
Subordinated debt	$93,828	$93,743
Short-term borrowings	50,000	—
Other liabilities	2,990	6,639
Total liabilities	146,818	100,382
Shareholders’ equity	261,569	474,725
Total liabilities and shareholders’ equity	$408,387	$575,107

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Dividends from subsidiaries	$4,692	$27,859	$48,623
Interest from subsidiaries	39	70	433
Investment income	154	163	152
Total income	4,885	28,092	49,208
Interest on borrowings	5,447	5,484	4,314
Other-than-temporary impairment of available for sale securities	57	—	—
Noninterest expense	330	148	180
Total expense	5,834	5,632	4,494
(Loss) Income before income taxes and equity in undistributed net income of subsidiaries	(949)	22,460	44,714
Income tax benefit	(1,389)	(1,820)	(1,302)
Income before equity in undistributed net (losses) income of subsidiaries	440	24,280	46,016
Equity in undistributed net (losses) income of subsidiaries	(219,915)	813	(19,421)
Net (loss) income	$(219,475)	$25,093	$26,595

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HARLEYSVILLE NATIONAL CORPORATION AND SUBSIDIARIES

Note 23—Parent-Company Only Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Operating activities:
Net (loss) income	$(219,475)	$25,093	$26,595
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in undistributed net losses (income) of subsidiaries	219,915	(813)	19,421
Stock-based compensation expense	206	136	118
Net decrease (increase) in other assets	1,158	(65)	(133)
Net increase (decrease) in other liabilities	1,236	(517)	69
Other-than-temporary impairment of available for sale securities	57	–	–
Other, net	8	16	(709)
Net cash provided by operating activities	3,105	23,850	45,361
Investing activities:
Net cash paid acquired (paid) due to acquisition	—	817	(49,761)
Capital contributions to subsidiaries	(50,000)	—	—
Net cash (used in) provided by investing activities	(50,000)	817	(49,761)
Financing activities:
Advances of long-term subordinated debt	—	—	23,196
Advances of short-term debt	50,000	—	—
Cash dividends	(4,692)	(25,109)	(23,623)
Repurchase of common stock	—	—	(2,196)
Proceeds from the exercise of stock options	869	1,567	925
Excess tax benefits from stock-based compensation	—	277	42
Net cash provided by (used in) financing activities	46,177	(23,265)	(1,656)
Net (decrease) increase in cash	(718)	1,402	(6,056)
Cash and cash equivalents at beginning of year	7,181	5,779	11,835
Cash and cash equivalents at end of year	$6,463	$7,181	$5,779

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Harleysville National Corporation

We have audited the accompanying consolidated balance sheets of Harleysville National Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harleysville National Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures and the fair value option under FASB ASC 825, Financial Instruments, on January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harleysville National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 12, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

There have been no changes in the Corporation’s internal control over financial reporting during 2009 that have materially affected, or reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Item 9A.	Controls and Procedures (Continued)

Management believes that, as of December 31, 2009, the Corporation’s internal control over financial reporting was effective. Management also assessed the effectiveness of the Corporation’s internal controls for compliance with federal laws and regulations as of December 31, 2009, in accordance with reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA).  Management believes that as of December 31, 2009, the Corporation’s internal controls over compliance with federal laws and regulations were effective.

The Corporation’s independent registered Public Accounting Firm has issued an attestation report on the Corporation’s internal control over financial reporting. This report appears herein in Item 9A, section iii.

(iii)           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Harleysville National Corporation

We have audited Harleysville National Corporation (a Pennsylvania Corporation) and its subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harleysville National Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Harleysville National Corporation and subsidiaries' internal control over financial reporting based on our audit.

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

In our opinion, Harleysville National Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harleysville National Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations , shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 12, 2010

Item 9B.	Other Information

In connection with the proposed merger of Harleysville National Corporation with and into First Niagara Financial Group, Inc., the Company held a Special Meeting of Shareholders on January 22, 2010. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to a joint proxy statement/prospectus dated December 9, 2009. Of the 43,139,426 shares of the Company’s common stock eligible to vote, 33,879,049 were represented in person or by proxy.

	No. of Votes For	No. of Votes Against	No. of Votes Abstaining
To adopt the Agreement and Plan of Merger by and between First Niagara Financial Group, Inc., and Harleysville National Corporation, dated as of July 26, 2009, and the transactions contemplated by the Merger Agreement.	32,875,069	932,191	71,789
To transact any other business that properly comes before the Special Meeting of shareholders, or any adjournments or postponements of the Special Meeting, including, without limitation, a motion to adjourn the Special Meeting to another time or place for the purpose of soliciting additional proxies in order to adopt the Merger Agreement and the Merger or otherwise.	20,467,112	13,152,296	184,392

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

CORPORATE GOVERNANCE

The Corporation operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards.  In November 2008, the Corporation instituted comprehensive corporate governance guidelines. The board of directors believes that it is in the best interests of our company and its shareholders, employees and other constituents to create a framework for corporate governance that enhances the objectives and performance of the Corporation and assists the board of directors in the oversight and management of the Corporation.  The board of directors remains committed to sound corporate governance and oversight as part of its continuing efforts to enhance long-term shareholder value.  The board of directors continues to monitor and evaluate corporate governance best practices and will make future recommendations it believes are in your best interests.  Information regarding our corporate governance guidelines and committee charters are available on the Corporate Governance page of our website at www.hncbank.com.
Code of Ethics

We have also adopted a Code of Ethics for directors, officers and employees of the Corporation. It is intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws as well as other matters.  The Code of Ethics is available on the Corporate Governance page of our website at www.hncbank.com.

Director Information

Name	Age	Principal Occupation and Directorships for Past Five Years and Position Held with the Corporation	Director of Corporation Since

Class A Directors to Serve Until 2011

John J. Cunningham, III	67
Vice Chairman of the law firm of Cozen O’Connor, Philadelphia, Pennsylvania, having previously been either the Managing Partner or Chairman of the Business Law Department of Cozen O’Connor.  Mr. Cunningham previously served as a director of Willow Financial Bancorp and Willow Financial Bank and of Chester Valley Bancorp and First Financial Bank from 1998 to 2008; Director of Harleysville and Harleysville National Bank. Mr. Cunningham has an extensive background in legal and corporate governance matters.  His experience as a partner and leader in a nationally-recognized law firm brings valuable managerial and corporate governance skills to the full Board, as well as to the Executive and Nominating and Corporate Governance Committees.
			2008
Harold A. Herr	62	Partner – Albert S. Herr & Sons; Real Estate Development; Director of Harleysville and Harleysville National Bank. Mr. Herr’s long tenure as a director of the Corporation, as well as his extensive business and real estate development experience, brings to the Board broad knowledge of the Corporation’s primary customer base which makes him and, in turn, the Board keenly aware of the Corporation’s role within the community.	1987

Stephanie S. Mitchell	61	Secretary, Director – R. C. Smith Industries, Inc; Secretary/Treasurer, Director – Cole Candy & Tobacco Co., Inc.; Director of Harleysville and Harleysville National Bank; Member of HNB’s Western Regional Advisory Board. Ms. Mitchell’s experience as a director and executive of other corporations based in Eastern Pennsylvania brings to the Board a valuable perspective of the Corporation’s core operating locales and assists the Board in making well-planned, thoughtful business decisions.	2002
Brent L. Peters	63
President, East Penn Bank Division of Harleysville National Bank; Executive Vice President, Chief Administrative Officer and Director of Harleysville and Harleysville National Bank; Former President and Chief Executive Officer of East Penn Financial Corporation; Chairman, HNB’s Regional Advisory Boards:  Northern and East Penn Bank Division. Mr. Peters’ former position as Chief Executive Officer with East Penn Bank, together with his current executive position with the Corporation combines managerial skills and day-to-day business operational know-how, which assist the Board in understanding the interplay between its decisions and its practical impact on the Corporation’s operations.
			2007

Class B Directors to Serve Until 2012

Name	Age	Principal Occupation for Past Five Years and Position Held with the Corporation	Director of Corporation Since
LeeAnn B. Bergey	56	Chief Executive Officer – BTG Holdings, LLC; Director of Harleysville and Harleysville National Bank. Ms. Bergey’s long tenure as a director of the Corporation brings valuable, veteran experience in the banking industry, which is invaluable to the Board’s understanding of the industry in which it operates. Her financial expertise also makes her an important member of the Corporation’s Audit Committee.	1999
James E. McErlane	67
Attorney and Principal of the law firm of Lamb McErlane, West Chester, Pennsylvania, since 1971. Interim President of Chester Valley Bancorp and First Financial Bank from June to November 2000. Mr. McErlane previously served as a director of Chester Valley Bancorp and First Financial Bank from 1991 to 2005 and Chairman from 2000 to 2005; and as a director of Willow Financial Bancorp from 2005 to 2008; Director of Harleysville and Harleysville National Bank. Mr. McErlane’s extensive knowledge of business law, together with his past directorships in other regional banks, brings a distinct and experienced viewpoint to the Board.
			2008
Demetra M. Takes	59	President and Chief Executive Officer and Director of Harleysville National Bank; Director of Harleysville. Served as Interim President & Chief Executive Officer of Harleysville from 9/2006 to 7/2007. Member of HNB’s Regional Advisory Boards: Western, Northern, and East Penn Bank Division. Ms. Takes’ significant experience as the chief executive officer of Harleysville National Bank makes her a valued member of the Board. Additionally, her even temperament and ability to communicate and encourage discussion, together with her managerial experience, brings a unique dynamic to the Board.	2005

Class C Directors to Serve Until 2013

Paul D. Geraghty	56	President, Chief Executive Officer and Director of Harleysville; Executive Vice President and Director of Harleysville National Bank. Executive Vice President, National City Bank. Mr. Geraghty’s many years of experience as an executive in the banking industry, together with his strong managerial skills, makes him an effective member of the Board and an invaluable leader of the Corporation.	2007
James A. Wimmer	68	Attorney-at-Law – Philip & Wimmer; Director of Harleysville and Harleysville National Bank; Member of HNB’s Northern Regional Advisory Board. Mr. Wimmer’s long tenure as a member of the Board, together with his background as an attorney, brings valuable business experience and a unique perspective to the Corporation. Additionally, his financial expertise makes him a valued member of the Board’s Audit Committee.	2000

Class D Directors to Serve Until 2010

Walter E. Daller, Jr.	70	Chairman of Harleysville and Harleysville National Bank; Member of HNB’s Western Regional & Northern Regional Advisory Boards; Retired Chief Executive Officer of Harleysville and Harleysville National Bank; Chairman, President and Chief Executive Officer of Harleysville and Chairman of Harleysville National Bank from 1981 to 2004. Mr. Daller’s veteran experience as a member of our Board and in the banking industry provides the Board with in-depth and incomparable knowledge of the Corporation and its business.	1977
Thomas C. Leamer	68	Retired President – Delaware Valley College; Director of Harleysville and Harleysville National Bank. Mr. Leamer’s financial expertise and managerial background brings to the Board a comprehensive and invaluable understanding of the Corporation and its business, and makes him an invaluable member of the Board’s Audit Committee.	2003
A. Ross Myers	60	Chief Executive Officer, American Infrastructure; Director of Harleysville and Harleysville National Bank. Mr. Myer’s position as head of a locally-based corporation, combined with his unique business perspective and strong leadership abilities, brings to the Board in-depth, valuable business insight.	2006

Item 10. (Continued)

Meetings and Committees of the Board of Directors

    The members of the Board of Directors of the Corporation also serve as the members of the Board of Directors of Harleysville National Bank. During 2009, the Corporation held 6 regular Board meetings, the annual meeting, and the annual reorganization meeting. All of the directors attended at least 75% of the meetings of the Board of Directors of the Corporation and of the committees of which they were members.

    The Corporation has no specific policy requiring directors to attend the Annual Meeting of Shareholders. However, criteria for determining the percentage of all meetings attended by each director include their attendance at the annual meeting. With the exception of Mr. Myers, all active members of the Board of Directors at the time were present at the 2009 Annual Meeting of Shareholders.

Board Member	Corporate Board	Audit	Compensation	Executive	Nominating/ Corporate Governance	Compliance Committee	Enterprise Risk Management Committee
L. B. Bergey	✓	✓		✓		✓	✓
J. J. Cunningham	✓				✓	✓
W. E. Daller, Jr.	✓			✓	✓
P. D. Geraghty	✓			✓
H. A. Herr	✓		✓	✓
T. C. Leamer	✓			✓	✓
J. E. McErlane	✓					✓	✓
S. S. Mitchell	✓		✓	✓
A. R. Myers	✓		✓		✓
B. L. Peters	✓			✓		✓	✓
D. M. Takes	✓
J. A. Wimmer	✓	✓		✓
Meetings Held in 2009	8	10	6	6	6	1	1

Audit Committee:

    The Audit Committee held 10 meetings during 2009.  All members of the committee are non-executive, independent (as independence is currently defined in Rule 5605(a)(2) of the NASD listing standards and Section 10A of the Securities Exchange Act of 1934, as amended) and possess the required level of financial literacy.  Each is free from any relationship that would interfere with the exercise of his or her independent judgment.

    James A. Wimmer serves as the financial expert and chairperson of the committee. Other members of the committee include independent directors LeeAnn B. Bergey and Thomas C. Leamer.  Michael L. Browne was a member of the committee until his resignation on June 15, 2009.

The Audit Committee operates under a formal charter that governs its duties and conduct.  The Audit Committee Charter is available on the Investor Information/Corporate Governance page of our website at www.hncbank.com.  Grant Thornton LLP, the Corporation's registered public accounting firm, reports directly to the Audit Committee.

Item 10. (Continued)

The Audit Committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and the auditors prior to the filing of officers' certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

The Audit Committee has also adopted a Whistleblower Policy to enable confidential and anonymous reporting to the Audit Committee.  The policy is also available on the Corporate Governance page of our website at www.hncbank.com.

Compensation Committee:

The Compensation Committee administers executive compensation programs, policies and practices, and acts in an advisory role on employee compensation.  All members of the committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASD listing standards and Section 10A of the Securities Exchange Act of 1934, as amended).  The members are Harold A. Herr, Chairman, Stephanie S. Mitchell and A. Ross Myers.  The committee met 6 times during 2009.  The Compensation Committee operates under a formal charter that governs its duties and conduct.  The Compensation Committee Charter is available on the Corporate Governance page of our website at www.hncbank.com.

At least annually, the Compensation Committee conducts a comprehensive review of the Corporation’s executive compensation program structure and the specific provisions for each of our highly compensated employees, including the named executive officers.  It also conducts a similar review of compensation provisions for positions on the Board of Directors.

The Compensation Committee relies upon an external consultant, Strategic Compensation Planning, Inc., for information about current industry practices and programming trends, and solicits performance information on executives from the Chief Executive Officer. (The committee seeks input from other Board members on the performance of the CEO.)

After reviewing the submissions of its consultant, the CEO and other Directors, the Compensation Committee independently formulates its recommendations on changes to the executive and director compensation program structures and/or the balance among the programs' elements. It also makes recommendations on adjustments to individual executive's compensation, including: salary increases, annual incentive awards, longer-term incentive awards--usually in the form of stock options or restricted stock, special benefit provisions, perquisites and employment arrangements. These recommendations are submitted to the full Board for approval.

During the course of a year, the Compensation Committee continues to consider possible changes to executive and director compensation practices based on changing industry trends and internal corporate circumstances and objectives.  It may also review and approve special compensation awards and adjustments for incumbent executives and compensation arrangements for new executives joining the organization.

Item 10. (Continued)

Executive Committee:

The Executive Committee is authorized to act on behalf of the Board during intervals between meetings of the Board and can quickly respond to time-sensitive business and legal matters when they arise. Members of the Executive Committee are Walter E. Daller, Jr., Chairman, LeeAnn B. Bergey, Paul D. Geraghty, Harold A. Herr, Thomas C. Leamer, Stephanie S. Mitchell, Brent L. Peters and James A. Wimmer.  The committee met 6 times during 2009.

Nominating and Corporate Governance Committee:

The Nominating and Corporate Governance Committee assists the Board regarding matters relating to governance, performance, and Board composition. This may include identifying qualified individuals to become Board members, recommending nominees to the Board to fill vacant Board seats, and developing and recommending corporate governance guidelines for the Board.  The committee has devised a comprehensive process for considering director candidates recommended by shareholders.  Though such nominations have been infrequent, the Board’s policy is to give due consideration to any and all candidates.  Shareholders may request the job description and prospective nominee form from the Secretary of the Corporation.

The Nominating and Corporate Governance Committee operates under a formal charter that governs its duties and standards of performance.  The charter appears on the Corporate Governance page of our website at www.hncbank.com.

Members of the committee during 2009 included Thomas C. Leamer, Chairman, John J. Cunningham, Walter E. Daller and A. Ross Myers, each of whom is a non-employee director.  Michael L. Browne was a member of the committee until the time of his resignation on June 15, 2009.  All members of the committee are independent (as independence is currently defined in Rule 5605(a)(2) of the NASD listing standards and Section 10A of the Securities Exchange Act of 1934, as amended).  The committee met 6 times during 2009.

Compliance Committee:

    The Compliance Committee assists the Board in addressing regulatory affairs and regulatory matters impacting the Corporation. This may include monitoring activities of management associated with their interactions with regulators and in holding management responsible for remedial action when warranted. The Compliance Committee will evaluate the actions of management and their representations and make subsequent recommendations to the full Board for consideration and approval.

     The Compliance Committee is comprised of James E. McErlane, Chairman, LeeAnn B. Bergey, John J. Cunningham and Brent L. Peters. The committee was formed in September 2009 and met once in 2009.

Enterprise Risk Management Committee

    The Enterprise Risk Management Committee is a sub-committee of the Board of Directors and is accountable for the development and implementation of an enterprise wide risk management program and discharges governance responsibilities over management to ensure that pertinent risks posed to the Corporation are understood and successfully managed to. Key risks including credit, market, operations, compliance, legal, and reputation are evaluated in terms of the magnitude of risk posed and the direction of the same (increasing, decreasing, stable), the quality of risk management to mitigate risk exposure, and the acceptability of the residual risk to the operations of the Company.

       The Enterprise Risk Management Committee is comprised of James E. McErlane, Chairman, LeeAnn B. Bergey and Brent L. Peters. The committee was formed in September 2009 and met once in 2009.

Item 10. (Continued)

EXECUTIVE OFFICERS

The following table provides information, as of December 31, 2009, about the Corporation's executive officers.

Name	Age	Years in Position	Principal Occupation for the Past Five Years and Position Held with Harleysville and Subsidiaries

Donna M. Coughey	59	2008 – present	Executive Vice President, Harleysville and Harleysville National Bank
		2005– 2008	President and Chief Executive Officer, Willow Financial Bancorp and Willow Financial Bank
		2000 – 2005	President and Chief Executive Officer, Chester Valley Bancorp Inc. and First Financial Bank

Paul D. Geraghty	56	2007 – present	President and Chief Executive Officer and Director, Harleysville, Executive Vice President and Director, Harleysville National Bank
		2004 – 2007	Executive Vice President, National City Corporation
		1999 – 2004	Executive Vice President, National City Bank

Brent L. Peters	63	2008 – present	Executive Vice President, Chief Administrative Officer and Director, Harleysville and Harleysville National Bank
		2007 – present	Executive Vice President and Director, Harleysville and Harleysville National Bank
		2007 – present	President, East Penn Bank Division of Harleysville National Bank
		2003 – 2007	President and Chief Executive Officer, East Penn Financial Corporation
		1991 – 2007	President and Chief Executive Officer, East Penn Bank

George S. Rapp	57	2006 – present	Executive Vice President and Chief Financial Officer, Harleysville and Harleysville National Bank
		2005 – 2006	Senior Vice President, Chief Financial Officer and Treasurer, Harleysville and Harleysville National Bank
		2004 – 2005	Executive Vice President, Chief Financial Officer, Astea International

Demetra M. Takes	59	2005 – present	Executive Vice President and Director, Harleysville and Harleysville National Bank
		September 2006 – July 2007	Interim President and Chief Executive Officer, Harleysville
		2000 – present	President and Chief Executive Officer, Harleysville National Bank

Item 10. (Continued)

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require that the Corporation disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors and executive officers. During 2009, none of the Corporation’s directors or executive officers were delinquent in filing reports of their stock ownership.

In addition, the Corporation makes available on www.hncbank.com (under “Corporate Governance”) the following: 1) Audit Committee Charter, 2) Code of Ethics, 3) Whistleblower Policy, 4) Nominating and Corporate Governance Committee Charter and 5) Compensation Committee Charter.

Procedures for Shareholders to Nominate Director Candidates

There have been no material changes to the procedures by which shareholders may recommend nominees to the Corporation’s Board of Directors.

Item 11.	Executive Compensation

Director Compensation

In 2009, each director who was not an employee of the Corporation earned or was paid certain fees, including annual retainer fees, committee and/or chairmanship fees, and meeting fees.  Directors were not compensated for committee meetings of less than 15 minutes in duration or for committee meetings held prior to, or immediately following a Board meeting.  Directors Emeriti are generally not eligible to receive annual retainers, bonuses, stock option awards or sit on committees of the Board.  They receive half of the prevailing board fee for each Board meeting attended.  Directors who are also salaried officers of Harleysville or Harleysville subsidiaries do not receive any fees for Board or committee meetings.  In 2009, Directors of Harleysville received $366,910 in the aggregate.  This compensation included the following:

•	$1,575 for each Board meeting attended,
•	$1,575 for Annual Meeting attendance,
•	$540 for each Board committee meeting attended, except for Audit Committee which receives $675,
•	an annual retainer of $14,850, and
•	an annual retainer of $2,700 to committee chairpersons, except for the chairperson of the Audit Committee who receives $4,050.

The Corporation’s Board of Directors were paid for services during the first and second quarters of 2009 only.  In light of the current economic environment and levels of company performance, as of July 1, 2009, the Board of Directors chose to relinquish its director fees for the remainder of 2009.

Item 11. (Continued)

The following table provides information about the compensation of directors during 2009.

Director Compensation Table
Name	Fees Earned ($)	Option Awards ($)(1)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)
LeeAnn B. Bergey	$36,495	-0-	--	--	$ 36,495
Michael L. Browne	$32,670	-0-	--	--	$ 32,670
John J. Cunningham, III	$34,830	-0-	$ 61,497 (a)	--	$ 96,327
Walter E. Daller, Jr.	$40,730	-0-	--	$558,685 (4)	$599,415
Harold A. Herr	$34,425	-0-	--	--	$ 34,425
Thomas C. Leamer	$40,635	-0-	--	--	$ 40,635
James E. McErlane	$33,750	-0-	$199,542 (a)	--	$233,292
Stephanie S. Mitchell	$37,450 (5)	-0-	--	--	$ 37,450
A. Ross Myers	$32,265	-0-	--	--	$ 32,265
James A. Wimmer	$43,660 (6)	-0-	--	$75,206 (7)	$118,866

(1)	No options were awarded to Harleysville non-employee directors during 2009.
(2)	At December 31, 2009, each non-employee director held the following amount of outstanding, aggregate stock option awards:

Name	Option Awards (a)	Name	Option Awards (a)
LeeAnn B. Bergey	37,547	Thomas C. Leamer	13,651
John J. Cunningham, III (b)	12,469	Stephanie S. Mitchell	13,651
Walter E. Daller, Jr. (c)	287,753	A. Ross Myers	-0-
Harold A. Herr	40,047	James A. Wimmer	27,481
James E. McErlane (b)	12,469
a.
All outstanding options awarded to non-employee directors, with the exception of Messrs. Cunningham, Daller and McErlane, were annual grants between 2000 and 2006.  All grants were made under substantially the same terms, with 100% vesting after 6 months from date of grant and expiration 10 years from date of grant.  The grant prices were based on either of the following criteria:  (i) the average of the high and low prices of the Corporation’s common stock on the date of grant; (ii) the closing price of the Corporation’s common stock on the date of grant; or (iii) the closing price of the Corporation’s common stock on the last trading day immediately preceding the date of grant.

Item 11. (Continued)

b.
Mr. Cunningham’s and Mr. McErlane’s options resulted from the conversion of their outstanding Willow Financial Bancorp stock options into Harleysville options on December 5, 2008, the effective date of the merger of Harleysville and Willow Financial Bancorp.  Willow stock options and grant prices were converted according to the terms of the merger agreement.

c.
With the exception of the January 3, 2006 grant, as awarded to all non-employee directors, Mr. Daller’s outstanding option grants were awarded pursuant to his employment with the Corporation; all are fully vested and will expire 10 years from their respective dates of grant.

(3)
The sum of (i) the aggregate change in the actuarial present value of the director’s benefit under all defined benefit and actuarial pension plans from the pension plan measurement date used for financial statement reporting purposes with respect to Harleysville’s audited financial statements for 2008 to the pension plan measurement date used for financial statement reporting purposes with respect to Harleysville’s audited financial statements for 2009 and (ii) above-market or preferential earnings on non-tax-qualified deferred compensation.

a.	As of December 31, 2009, Messrs. Cunningham and McErlane had accrued $61,497 and $199,542, respectively, under Willow’s deferred compensation plans, as assumed by Harleysville at the time of merger.
(4)
Includes $107,000 consulting fees paid under terms of Mr. Daller’s consulting contract which became effective upon his retirement as President and CEO of Harleysville, $49,842 payout under the Deferred Compensation Plan for the Directors of Harleysville National Bank & Trust effective July 1, 1985,  and $401,843 annual payout under Supplemental Executive Retirement Benefit Plan, pursuant to Mr. Daller’s previous employment.

(5)	Includes fees paid in connection with service on the Corporation’s Western Regional Advisory Board.
(6)	Includes fees paid in connection with service on the Corporation’s Northern Regional Advisory Board.
(7)
Mr. Wimmer received payouts under 2 separate deferred compensation plans assumed by Harleysville pursuant to the merger and acquisition of Citizens Bank and Trust Company of Palmerton.  During 2009, he received $31,327 payout under the Citizens Bank and Trust Company of Palmerton 1983 Deferred Compensation Plan and $43,879 payout under the Citizens Bank and Trust Company of Palmerton 1987 Deferred Compensation Plan.

1998 Independent Directors’ Stock Option Plan, as amended

The Corporation maintains a stock option plan to advance the development, growth and financial condition of the Corporation and its subsidiaries; and, to secure, retain and motivate non-employee directors.  The Plan provides that retiring directors who are appointed to emeritus status may, during their lifetime, have the full term of each respective option to exercise any options that are outstanding as of the date of their retirement.

During 2009, there were no options granted under the plan; no options were exercised, 56,602 options were cancelled and 201,962 options remain outstanding under the plan.  The plan expired on October 8, 1998.  No further options may be awarded under the plan.

East Penn Financial Corporation 1999 Independent Directors Stock Option Plan Converted to Harleysville Stock Options

In connection with the acquisition of East Penn Financial Corporation in 2007, Harleysville assumed all obligations under the East Penn Financial 1999 Independent Directors Stock Option Plan.  The change in control accelerated the vesting of all outstanding stock options to 100%.  At the effective time of the merger, 28,000 East Penn Independent Directors stock options were converted into 23,548 options to purchase the Corporation’s common stock according to proration parameters outlined in the merger agreement.  During 2009, 841 options

Item 11. (Continued)

were exercised, 841 were cancelled and 19,343 options remain outstanding and exercisable under the plan.  No further stock options may be granted under the plan.

Willow Financial Bancorp Stock Options Converted to Harleysville Stock Options

In connection with the acquisition of Willow Financial Bancorp in 2008, Harleysville assumed all obligations under Willow’s 1999 and 2002 Stock Option Plans, as well as obligations that remained open under the Willow Grove Bank and Chester Valley stock option plans at the effective time of the merger.  The Plans provided option grants to non-employee directors, as well as employees.  The change in control accelerated the vesting of all outstanding stock options to 100%.  At the effective time of the merger, 761,795 stock options were converted into 556,506 options to purchase the Corporation’s common stock according to proration parameters outlined in the merger agreement.  During 2009, 96,969 options were exercised, 43,701 were cancelled and 410,983 options remain outstanding and exercisable under the plans.  No further stock options may be granted under the plans.

Deferred Compensation Plans for the Directors of Harleysville National Corporation

The Corporation maintains deferred compensation plans for its directors; the 1985 Plan and the 1989 Plan.  In the past, certain directors elected to defer, with interest, all or part of their compensation for future distribution.  Under the terms of the plan, benefits can be paid out to the respective directors over a 10-year period.  Should the director die before age 70 or before receiving all of the benefits, the remaining benefit would be paid to his or her beneficiary until age 70 or for ten years, whichever is greater.  This plan is an unfunded plan, which is subject to substantial risk of forfeiture, and the director is not deemed vested in the plan, according to the terms of the plan.  Currently, Mr. Daller participates in the plans.

Additionally, Mr. Wimmer, as a former director of the former Citizens Bank and Trust Company of Palmerton, Pennsylvania, acquired by Harleysville on April 28, 2000, continues to accrue benefits and receive payouts under 2 separate deferred compensation plans in effect at that time, and as agreed under terms of the Agreement and Plan of Reorganization.

Walter E. Daller, Jr. - Supplemental Executive Retirement Plan

Harleysville Management Services maintains a Supplemental Executive Retirement Plan for Walter E. Daller, Jr., Chairman of the Board of Directors of the Corporation and the bank.  The plan provides for payment to the covered employee of an annual supplemental retirement benefit equal to 70%
of his final five year average compensation, reduced by the employer's share of social security, defined benefit pension and available employer's 401(k) matching contribution.  There is a lifetime payout in retirement benefits with a minimum payout of 10 years.

Walter E. Daller, Jr. - Consulting Agreement

Mr. Daller’s employment agreement ended at the time that he retired from active management as Chief Executive Officer of the Corporation on March 31, 2005.  Mr. Daller, Chairman of the Board of Directors of the Corporation and the bank, entered into a Consulting Agreement and General Release with the Corporation and the bank effective April 1, 2005.  Pursuant to the Consulting Agreement and under the terms of the Daller Employment Agreement, the Corporation paid Mr. Daller a lump sum equal to 1.5 times his “Agreed Compensation,” as defined in the Daller Employment Agreement, on the date of his retirement.

Among the terms of the Consulting Agreement: (1) Mr. Daller agreed to a general release to the Corporation and the bank from any potential claims he could assert pursuant to his employment or his

Item 11. (Continued)

employment agreement, dated October 26, 1998, entered into by and among Mr. Daller, the Corporation and the bank; (2) Mr. Daller will continue to serve as Chairman of the Board of Directors of the Corporation and the bank; (3) from April 1, 2005, through March 31, 2008, Mr. Daller will provide consulting advice to the Corporation and bank; (4) the term of the agreement will automatically extend for one additional year at the end of the initial three years and on every anniversary of the Consulting Agreement, unless notice to terminate is given 180 days prior to renewal; (5) Mr. Daller will receive $107,000 per year; (6) Mr. Daller will receive continuation of all life, disability, medical insurance and other normal health and welfare benefits for a period of 5 years after the date of retirement; and (7) Mr. Daller will receive dues and other expenses for membership at a country club.  Upon retirement, he received an automobile, and continues to receive office space and reimbursement of certain business expenses.  The Consulting Agreement contains a restrictive covenant precluding Mr. Daller from engaging in competitive activities in a certain area and a provision preventing Mr. Daller from disclosing proprietary information about the Corporation.

Mr. Daller was notified in September 2009 that his Consulting Agreement will renew for one year as of April 1, 2010.  This notice was provided with approval from First Niagara, pursuant to the terms of the Merger Agreement.

COMPENSATION DISCUSSION AND ANALYSIS

Due to regulatory restrictions, as well as the terms of the Corporation’s merger agreement with First Niagara Financial Group, Inc. (“First Niagara”), the Corporation was severely restricted in its ability to modify existing employment arrangements. As a result, changes in executive compensation were not considered for 2010, and executive compensation for 2009 was consistent with that of 2008. Accordingly, and as discussed more fully below, no bonuses were paid and no equity awards were granted to our named officers in 2009.

Compensation Philosophy and Program Objectives

Our compensation program balances the need for competitive pay opportunities at the executive level with shareholders’ expectations for reasonable return on their investment. The Compensation Committee believes that the compensation program for executives should directly support the achievement of strategic goals of the business and, thereby, align the interests of executives with the interests of the Corporation’s shareholders. The executives must contribute as a member of a team to the Corporation’s success rather than focusing upon specific goals within that executive’s specific area of responsibility.  The program was intended to provide sufficient levels of fixed income, in the forms of base salary and benefits, and to attract high caliber executive talent to the organization. It also was intended to provide incentive opportunities to encourage specific performance and to reward the successful efforts of executives, without encouraging excessive risk taking.

Program Management

The Compensation Committee has primary responsibility for the design and administration of the executive compensation program. It typically reviews the program throughout the year in light of changing organizational needs, operating conditions, changing trends in industry practice, and the general economic and business environment.

The committee currently consists of three (3) directors, all of whom qualify as independent members of the Board: Harold A. Herr, Chairperson of the Committee, Stephanie S. Mitchell and A. Ross Myers.

Item 11. (Continued)

Role of Executive Management in the Pay Decision Process

The Compensation Committee regularly seeks information about the performance levels of executives from the Chief Executive Officer. The Compensation Committee also seeks recommendations regarding salaries, performance targets and bonus awards for other executives as well as updates on industry trends from the Chief Executive Officer. The Compensation Committee considers the information provided carefully, especially the recommendations of the Chief Executive Officer on decisions affecting subordinate executives, in conjunction with the information provided by the independent compensation consultant.  Although the Chief Executive Officer and compensation consultant make recommendations, the Compensation Committee ultimately decides upon their recommendations for executive compensation independently. The performance of the Chief Executive Officer is reviewed and appraised by the Compensation Committee in the Chief Executive Officer’s absence.

Role of Compensation Consultant

In evaluating program effectiveness in 2008, the Compensation Committee chose and engaged the services of an outside consultant, Strategic Compensation Planning, Inc.  The Compensation Committee assigned the consultant the task of reviewing survey reports on the compensation practice within the Corporation’s industry group, focusing on pay levels and practices among a selected group of community banking and diversified financial services institutions based in the Mid-Atlantic Region and Northeast Region and having between $3.0 billion and $7.0 billion of assets, a grouping more consistent with Harleysville’s circumstances following the acquisition of Willow Financial.  The peer organizations are identified below in Benchmarking: The Basis for Defining Competitive Compensation Levels and Practices.   The consultant’s analysis and assessment relied heavily upon compensation program and practice information obtained from the target organizations’ proxy statements.  The review covered all aspects of executive compensation programming: base salary levels, annual, intermediate and long-term incentive practices, as well as use of special benefits and perquisites and employment arrangements of the selected peer group and the Corporation.

Generally, the consultant found that the Corporation’s executive compensation program structure was sound but that base salary levels for some of Harleysville’s executive positions and its use of longer-term incentives in the total rewards strategy were lagging the practices of the selected peer group.

Benchmarking: The Basis for Defining Competitive Compensation Levels and Practices

For the 2009 program planning review which occurred in late 2008, the outside consultant reviewed executive compensation information from the following institutions in Delaware, New Jersey, New York, Ohio and Pennsylvania:

Community Bank System, Inc.	Investors Bancorp	S&T Bancorp, Inc.
Dime Community Bancshares	National Penn Bancshares	Signature Bank
First Commonwealth Financial	NBT Bancorp, Inc.	Sun Bancorp, Inc.
First Financial Bancorp	Northwest Bancorp, Inc.	Trustco Bank Corp.
First Place Financial Corp.	Park National Corp.	WSFS Financial Corp.
F.N.B. Corp.	Provident Financial Services

These institutions were chosen because of their similarities in size, geography, and markets served to the Corporation. The results of the consultant’s review were submitted to the Compensation Committee for its consideration in assessing the Corporation’s program structure and practices.

Item 11. (Continued)

Program Review and Pay Decision Process

The compensation awarded in 2009 was based upon a compensation program review commenced in the fall of 2008.

In the fall of 2008, the Compensation Committee received information regarding the current executive compensation levels from the Chief Executive Officer and the outside consultant.  Using this information, the Compensation Committee examined the current compensation and benefit levels of the named executive officers in light of their changing roles in the business, the assessments of their individual performances, industry practice trends, current economic situation, the effectiveness of the executive officers as a team and the Corporation’s overall performance.  In 2008, the Compensation Committee began the use of tally sheets, as further discussed in tally sheets below.

At the conclusion of the process, the Compensation Committee establishes individual and executive compensation proposals and recommendations for the Board of Directors.  The recommendations are presented to the full Board of Directors for consideration, usually in January of the new calendar year. As incentive awards for the year ending are calculated, the Compensation Committee works with the Chief Executive Officer to construct executive performance plans for the next calendar year (the new fiscal year) using the previous year’s incentive goals as the basis for the following year’s incentive goals adjusted accordingly.

The Compensation Committee is called upon to consider pay related decisions throughout the calendar year as executives are reassigned or promoted and new executives join the organization. In these instances, the Compensation Committee will review all aspects of the executive’s compensation including base salary level, annual incentive opportunities, longer-term incentive awards, participation in special benefit plans, and employment contract provisions, if applicable.

This analysis was not repeated in the fall of 2009 and the Compensation Committee continued to rely on the 2008 data.

Tally Sheets

In October 2008, when reviewing executive compensation in anticipation of determining executive compensation for 2009, the Compensation Committee reviewed tally sheets for each named executive officer prepared by the compensation consultant.  The tally sheets contained information regarding base salaries,
guaranteed bonuses, current outstanding option grants, and payments upon termination.   The tally sheets also showed:

1. 2.	Executives did not receive any or received very modest salary increases over two year period (2007-2008). Executives had not received any performance incentive awards for 2007.
3.	Executives had not received any equity grants, other than time of hire commitments, over the two year period (2007-2008).

Although the tally sheets did not drive specific executive compensation decisions, the Compensation Committee used the information to understand the total compensation being awarded to each named executive officer for the year 2009.

Item 11. (Continued)

Program Components

There are six (6) elements in the current executive compensation program:

Base Salary

The Committee reviewed the median benchmarks for comparable positions from the selected peer group, referenced under Benchmarking above, as one of the factors in determining salary for individual and executive compensation for the compensation awarded for 2009.  The Compensation Committee also took into consideration the future job duties and responsibilities of the executive, the executive’s past performance against organizational expectations, industry trends, and the specific amount of the increase in base salary necessary to take the executive to the median level.  The Company eliminated salary increases effective April 1, 2009 because of the current economic crisis, and as such, there were no salary increases for 2010.

Discretionary Bonus

The Compensation Committee retains the authority to recommend to the Board of Directors that named executive officers, executives, or all employees receive a discretionary bonus. The Compensation Committee bases its recommendation upon employee performance in general, employee performance relative to the management team, as well as their individual business judgment.

The Compensation Committee generally believes that the reward opportunity for executives should match the performance expectations of the Corporation. Top performance warrants top level rewards.  Given the current economic conditions and the attendant affect upon the Corporation, the Compensation Committee recommended that no discretionary bonuses be paid to named executive officers.

Benefits

Executives participate in the Corporation’s qualified health & welfare and pension (401(k) plan) benefits program on the same terms and conditions as all other employees of the Corporation. Health & welfare benefit programs and pension benefit programs are expected by all employees and are the minimum of which must be offered to attract most employees. Because benefit plans are standard throughout most industries, the costs of providing such plans are not taken into consideration in determining the other components of executive compensation.

Annual Performance Incentives

The annual performance incentive award plan provides participating executives with opportunities to earn additional cash compensation in a given year when corporate and business unit operating results and individual performance contributions meet or exceed established thresholds of acceptable achievement. We believe that by providing this incentive, we are creating long-term shareholder value.

Because thresholds were not met, there were no recommendations for bonuses in 2009.

Equity Grant Plans

Currently, the Corporation has a 1993 Stock Incentive Plan, 1998 Stock Incentive Plan, a 2004 Omnibus Stock Incentive Plan and a Stock Bonus Plan. For more information on the specific details of each Equity Incentive Plan, see Equity Compensation Plan Information.

Item 11. (Continued)

The Compensation Committee recommends to the Board and the Board authorizes the awarding of stock options and/or restricted stock to executives and certain employees. The equity grant plans were established to focus the executive’s efforts on the strategic directions and goals of the business and to reward them for their successes in these areas even though the successes may not be readily apparent. These awards were designed to provide incentives for long-term positive performance by the executives and to align their financial interests with those of our stockholders by providing the opportunity to participate in any appreciation in the stock price of our common stock which may occur after the date of grant of stock options.

There is a service time vesting schedule associated with all options which encourages the executive to remain with the Corporation. The options, if not exercised, are forfeited upon being terminated for cause; therefore, we do not reward an executive whose conduct has risen to the level of being terminated for cause.

There were no equity compensation awards during 2009.

After beginning its consideration and review in 2007, the Compensation Committee proposed a three-year performance plan, associated with the 2004 Omnibus Plan, for a number of executives, including the named executive officers, in early 2009. The proposed plan provided an opportunity for participants to earn Corporation common stock, but only if executives were successful in producing a return on equity in line with Board expectations. The combination of the increase in the size of annual incentive opportunities and a performance-based restricted stock plan were designed to maintain a healthy, results-based total rewards program for executives. Due to the economic crisis, the plan was not implemented.

The timing of restricted stock or option grants was not tied to the release of negative or positive material information about the Corporation. Past recommendations are not made on a set or regular schedule, and the Corporation does not have a policy of making awards on a set or regular schedule or at specific times a year.

Nonqualified Benefits and Perquisites

Some named executive officers participate in a nonqualified retirement income benefit plan that supplements benefits from the Corporation’s qualified pension and 401(k) plans for all employees. The supplemental plan is designed to make-up benefits lost under the qualified plans because of the Federal restrictions on pension plans and is used to encourage longevity with executives. In some instances, the benefit is vested over service time or by agreement, but for most executives today, the benefit is contingent on active employment with the Corporation at the time of retirement.

Named executive officers are provided with a car allowance and Messrs. Geraghty and Peters, as well as Ms. Takes are provided company vehicles. Provision of a company vehicle and for car allowance is standard in the financial services industry as the named executive officers frequently meet clients and business associates offsite.

Employment Contracts and Change of Control Agreements

In line with current banking industry norms, and as most top banking executives require an employment contract as a condition of employment, our top executives are employed under formal contracts which define their roles in the business and the terms and conditions under which they are compensated during and after employment with the Corporation. The Compensation Committee only awards contracts when it determines that it is desirable for the Corporation to obtain a measure of assurance as to the executive’s continued employment in light of prevailing market competition and in light of past practices of the Corporation with respect to similarly situated employees.

Item 11. (Continued)

The contracts are designed to compensate the executive if the executive is terminated without cause, is terminated after a change of control, or terminates employment for good reason. The contracts give the executive the security of knowing that if he or she is terminated in one of those scenarios that the executive will receive some form of compensation during the transition phase from working for the Corporation to finding another position. In addition, the contracts contain a noncompetition provision, whereby the executive is not allowed to compete with the Corporation or solicit customers of the Corporation for a specific period of time. Frequently, the time period in which the executive receives compensation is the same time period that the noncompetition provision is in effect.

The contracts contain change of control provisions whereby the executive is compensated upon a termination after a change of control in order to ensure that decisions regarding potential change of controls are made in the best interests of the shareholders and that personal concerns regarding subsequent employment are minimized.

Tax Gross-up Provision. None of the named executive officers have a tax gross-up provision in their respective employment contracts. In the event that severance payments exceed the deduction limits under IRS Code Section 4999, the company may reduce the payments to the executive by an amount necessary to avoid the excise tax.

Difference in Compensation among the Named Executive Officers

The named executive officers receive base salaries commensurate with their positions and responsibilities and with the executive’s past performance.

Generally, the employment contracts entered into between the Corporation and the top executives are similar in form to each other in an effort to be consistent and fair among the top executives with the differences among the amount of compensation being attributed to the differences among the responsibilities of the positions or negotiations between the parties at the time of hire.

However, the employment contract entered into between the Corporation and the Chief Executive Officer of the Corporation is somewhat different from the others to reflect his past experience and to incorporate specific incentives offered to him through his contract negotiations. The Chief Executive Officer received stock options upon the signing of his agreement which will vest upon the stock price of the Corporation reaching a particular price over a period of thirty (30) consecutive days. The intent was that this benefit awarded to the Chief Executive Officer would encourage him to perform in such a manner that would benefit the shareholders as his interests are now aligned with theirs.

Furthermore, the structure of Chief Executive Officer’s payments upon a change of control differ from the other named executive officers in that the payment is structured to give the Chief Executive Officer two times his base salary if the change of control occurs prior to the second anniversary of his agreement and two times his base salary plus highest bonus if the change of control occurs after the second anniversary of his agreement. The Chief Executive Officer is in the position to most directly influence whether or not a change of control occurs. Therefore, it was incumbent upon the Compensation Committee to structure the arrangement such that the Chief Executive Officer’s fears of being terminated upon a change of control were balanced with the Compensation Committee’s desire not to give him an incentive to effectuate a change of control if it was not in the best interests of the Corporation.

The differences in the Supplemental Executive Retirement Plan payments available to the named executive officers upon retirement age vary depending upon the executive’s monthly compensation and the time of the vesting of benefits may differ based upon the negotiation between the parties.

Item 11. (Continued)

While most of the differences in the employment agreements are a result of the time of hire or promotion, the Compensation Committee is concerned that some may detract from the Corporation’s goal of providing internally equitable compensation for all of its executives. It continues to review the employment agreements and will strive for greater consistency as current contracts reach their renewal dates and contracts are initiated with new hires.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Corporation’s Annual Report on Form 10-K.

COMPENSATION COMMITTEE
Harold A. Herr, Chairman
Stephanie S. Mitchell
A. Ross Myers

Item 11. (Continued)

Compensation Committee Interlocks and Insider Participation

During 2009, no current or former officer or employee of the Corporation or of any of its banking subsidiaries served on the Compensation Committee.  In addition, none of the members of the committee had any relationship with the Corporation or any of its subsidiaries that would require disclosure under Item 404 of the Securities and Exchange Commission’s Regulation S-K relating to insider transactions and indebtedness of management.

EXECUTIVE COMPENSATION

Compensation Risk

We believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our programs reflect sound risk management practices. We believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. Further, with respect to our incentive compensation programs, although the performance metrics that determine payouts for certain business segment leaders are based on the achievement of business segment metrics, the metrics that determine payouts for our executive officers are Corporation-wide metrics only. This is based on our belief that applying Corporation-wide metrics encourages decision-making that is in the best long-term interests of the
Corporation and our shareholders as a whole. Finally, the multi-year performance-based vesting of our equity awards properly accounts for the time horizon of risk. In light of the above, the Board believes that the potential risks arising from the Corporation’s compensation policies and practices for all employees, including named executive officers, are not reasonably likely to have a material adverse effect on the Corporation.

The following table shows compensation to the current Chief Executive Officer, the Chief Financial Officer, the other three most highly compensated executive officers who were serving as executive officers at the end of 2009 and whose total annual compensation exceeded $100,000 in 2009. These were our “named executive officers” for 2009.

Summary Compensation Table
Name & Principal Position	Year	Salary $	Bonus (1) $	Option Awards $	Change in Pension Value and Non-qualified Deferred Compensation Earnings $	All Other Compensation (6) $	Total Compensation$

Paul D. Geraghty President & CEO	2009 2008 2007	$375,000 $375,000 $154,327	$0 $15,750 $0	$66,681 (2a,b,c) $50,348 (2b,c) $21,212 (2c)	$ 211,496 $ 153,549 $0	$ 8,922 $ 15,075 $ 670	$662,099 $609,722 $176,209
George S. Rapp Executive Vice President & CFO	2009 2008 2007	$228,000 $187,250 $187,250	$0 $ 7,865 $0	$22,106 (3a,b,c) $ 7,081 (3b,c) $ 6,437 (3c)	$0 $0 $ 24,549	$ 6,957 $ 54,184 $ 10,703	$257,063 $256,380 $228,939
Demetra M. Takes President & CEO Harleysville National Bank	2009 2008 2007	$309,960 $309,960 $377,460	$0 $13,018 $0	$49,092 (4a,b,c) $34,643 (4b,c) $33,591 (4c)	$ 17,389 $ 70,878 $ 170,232	$ 4,172 $494,988 $ 5,516	$380,613 $923,487 $586,799
Brent L. Peters Executive Vice President & CAO; President, East Penn Bank Division	2009 2008 2007	$296,000 $296,000 n/a	$0 $12,432 n/a	$24,767 (5a,b) $ 1,019 (5b) n/a	$ 1,922 $ 1,049 n/a	$ 9,990 $ 20,322 n/a	$332,679 $330,822 n/a
Donna M. Coughey Executive Vice President	2009 2008 2007	$350,000 n/a n/a	$0 n/a n/a	-0- n/a n/a	-0- n/a n/a	$ 66,966 n/a n/a	$416,966 n/a n/a

Item 11. (Continued)

(1)	No bonuses were paid for services in either 2009 or 2007. Cash bonus earned in 2008 was paid in December 2008
(2)	Mr. Geraghty’s equity compensation awards:
a.	Represents the value of equity compensation awarded to Mr. Geraghty prior to 2009, with service periods extending into 2009.
b.	Represents the value of equity compensation recognized in 2008 for options granted 12/17/2008: 50,000 options granted, 7-year term, 3-year vesting, grant date fair value = $3.5387.
c.
Represents the value of equity compensation awarded to Mr. Geraghty in 2007.  25,000 options granted 7/23/2007, special vesting as follows:  within 5 years from date of grant, 12,500 options will vest when the Corporation’s stock price equals or exceeds $20/share for 30 consecutive trading days; and 12,500 will vest when the Corporation’s stock price equals or exceeds $22.50/share for 30 consecutive days.  grant date fair value = $3.08.

(3)	Mr. Rapp’s equity compensation awards:
a.	Represents the value of equity compensation recognized in 2009 for options granted prior to 2009.
b.	Represents the value of equity compensation recognized in 2008 for options granted 12/17/2008: 13,318 options granted, 7-year term, 3-year vesting, grant date fair value = $3.5387.
c.
Represents the value of equity compensation awarded to Mr. Rapp prior to 2008, with service periods extending into 2008, and recognized for financial reporting purposes in each respective year:  2,205 options granted 5/18/2005, 5-year vesting, grant date fair value = $5.2451; and, 3,675 options granted 12/8/2005, 5-year vesting, grant date fair value = $5.6104.

(4)	Ms. Takes’ equity compensation awards:
a.	Represents the value of equity compensation recognized in 2009 for options granted prior to 2009.
b.	Represents the value of equity compensation recognized in 2008 for options granted 12/17/2008: 22,046 options granted, 7-year term, 3-year vesting, grant date fair value = $3.5387.
c.
Represents the value of equity compensation awarded to Ms. Takes prior to 2008, with service periods extending into 2008, and recognized for financial reporting purposes in each respective year:  6,945 options granted 12/30/2003, 5-year vesting, grant date fair value = $7.4941; 8,269 options granted 12/30/2004, 5-year vesting, grant date fair value = $6.7192; and, 10,762 options granted 12/8/2005, 5-year vesting, grant date fair value = $5.6104.

(5)	Mr. Peters’ equity compensation awards:
a.	Represents the value of equity compensation recognized in 2009 for options granted prior to 2009.
b.	Represents the value of equity compensation recognized in 2008 for options granted to Mr. Peters on 12/17/2008: 21,053 options granted, 7-year term, 3-year vesting, grant date fair value = $3.5387.

Item 11. (Continued)

(6)	All Other Compensation

Name	Year	Car Allowance (a) ($)	Country Club Membership ($)	Harleysville’s 401(k) Plan Contribution ($)	Health Benefits ($)	Contract Payouts ($)
P. Geraghty	2009 2008 2007	$3,874 $3,575 $ 670	$0(b) $0(b) $0(b)	$5,048 $11,500 --	-- -- --	-- -- --
G. Rapp	2009 2008 2007	$3,888 $1,708 $5,086	-- -- --	$ 3,069 $ 9,756 $ 5,617	-- -- --	-- $42,720 (c) --
D. Takes	2009 2008 2007	-- -- --	-- -- --	$ 4,172 $11,500 $ 5,516	-- --	$483,488 (d) --
B. Peters	2009 2008 2007	-- -- n/a	$6,006 $8,822 n/a	$3,984 $11,500 n/a	-- -- n/a	- -- n -- n/a
D. Coughey	2009 2008 2007	n/a n/a n/a	-- n/a n/a	$4,711 n/a n/a	-- n/a n/a	$62,255 (e) n/a n/a

(a)	Taxable benefit calculation of personal use of company provided vehicle or car allowance, if applicable.
(b)	While Mr. Geraghty is entitled to country club membership under terms of his employment agreement, he chooses not to accept the provision at this time.
(c)	Distribution paid to Mr. Rapp as a result of termination of Harleysville’s pension plan.
(d)	Distribution paid to Ms. Takes as a result of termination of Harleysville’s pension plan.
(e)	Distribution paid to Ms. Coughey in accordance with terms of Willow Financial SERP.

Grants of Plan-Based Awards

There were no options granted during fiscal year ended December 31, 2009.

Option Exercises and Stock Vested

No options were exercised by named executive officers during 2009.  No restricted stock, stock appreciation rights or other equity-based awards have been granted to any named executive officers.

Item 11. (Continued)

Outstanding Equity Awards

The following table shows information about outstanding equity awards held by named executive officers at December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Paul D. Geraghty	-0- 16,667	(1) (6)	25,000 33,333	$14.49 $14.06	07/23/2017 12/17/2015
George S. Rapp	1,764 2,940 4,440	(5) (4) (6)	441 735 8,878	$19.54 $20.10 $14.06	05/18/2015 12/08/2015 12/17/2015
Demetra M. Takes	6,945 8,269 8,609 7,349	(2) (3) (4) (6)	-0- -0- 2,153 14,697	$27.37 $24.54 $20.10 $14.06	12/30/2013 12/30/2014 12/08/2015 12/17/2015
Brent L. Peters	7,018	(6)	14,035	$14.06	12/17/2015
Donna M. Coughey	1,972 13,405	(7) (8)	-0- -0-	$12.07 $16.76	06/19/2012 06/30/2013

(1)
Incentive stock option granted July 23, 2007, subject to ISO limitation under Section 422(d) of the Internal Revenue Code.  Special vesting:  within 5 years from date of grant, 12,500 options will vest when the Corporation’s stock price equals or exceeds $20/share for 30 consecutive trading days; and 12,500 will vest when the Corporation’s stock price equals or exceeds $22.50/share for 30 consecutive days.

(2)	Incentive stock option granted December 30, 2003, vesting in 5 equal annual installments on the anniversary of grant, subject to ISO limitation under Section 422(d) of the Internal Revenue Code.
(3)	Incentive stock option granted December 30, 2004, vesting in 5 equal annual installments on the anniversary of grant, subject to ISO limitation under Section 422(d) of the Internal Revenue Code.
(4)	Incentive stock option granted December 8, 2005, vesting in 5 equal annual installments on the anniversary of grant, subject to ISO limitation under Section 422(d) of the Internal Revenue Code.
(5)	Incentive stock option granted May 18, 2005, vesting in 5 equal annual installments on the anniversary of grant, subject to ISO limitation under Section 422(d) of the Internal Revenue Code.
(6)	Incentive stock option granted December 17, 2008, vesting in 3 equal annual installments on the anniversary of grant, subject to ISO limitation under Section 422(d) of the Internal Revenue Code.
(7)	Incentive stock option assumed by Harleysville upon acquisition of Willow Financial Corporation. All options are fully vested and will expire on 6/19/2012.
(8)	Incentive stock assumed by Harleysville upon acquisition of Willow Financial Corporation. All options are fully vested and will expire on 6/30/2013.

Item 11. (Continued)

Pension Benefits

The following table shows information about retirement payments and benefits for named executive officers as of December 31, 2009.

Pension Benefits
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Paul D. Geraghty	Supplemental Employee Retirement Plan	--	$365,045	-0-
George S. Rapp	Supplemental Employee Retirement Plan	--	-0-	-0-
Demetra M. Takes	Supplemental Employee Retirement Plan	--	$968,223	-0-
Brent L. Peters	Supplemental Employee Retirement Plan	--	$595,488	-0-
Donna M. Coughey	Supplemental Employee Retirement Plan	--	$249,020	$62,255
Donna M. Coughey	Willow Financial Deferred Compensation Plan	--	$ 37,764	-0-

Pension Plan.  As of December 31, 2007, all accruals under the Harleysville National Bank Pension Plan were frozen.  The Corporation terminated its non-contributory defined-benefit pension plan in May 2008, and began to distribute accrued benefits to participants.  Active participants who were partially vested at the time the plan was terminated became fully vested.  Participants elected from lump sum, rollover or annuity options as the form of their distribution.  Total contributions by Harleysville National Bank to the pension plan for the years ending December 31, 2008, 2007, and 2006, were $1,250,000, $1,250,000, and $1,250,000, respectively.  As of December 31, 2009, there was no benefit liability remaining in the plan.

Supplemental Executive Retirement Plan.  Harleysville Management Services maintains a Supplemental Executive Retirement Plan for certain officers and key employees.  The plan provides for payment to the covered employee of an annual supplemental retirement benefit of up to 50% of their average annual compensation upon retirement, offset by 50% of the employee’s social security retirement income, defined pension benefit, and projected income from the employer’s 401(k) matching contributions.  There is a lifetime payout in retirement benefits with a minimum payout of 10 years (15 years for Geraghty).  There is a pre-retirement death benefit, payable for 10 years, of 100% of the average annual compensation for the first year, and up to 50% of the average annual compensation for the next 9 years. The SERP agreement for Ms. Takes is fully vested  and provides a benefit of $7,167 per month for 10 years beginning in August 2015.

Supplemental Executive Retirement Plan for Brent L. Peters. The SERP agreement for Mr. Peters provides a benefit of $60,000 per year for 15 years.  The benefit was fully vested upon Mr. Peters' attainment of age 62 in 2008, and becomes payable upon his separation from service for reasons other than death.  In the event of Mr. Peters' death prior to beginning his retirement benefits, his beneficiary will receive a lump sum payment from a split life insurance policy acquired for this purpose.  The agreement restricts Mr. Peters from competitive activity after his employment and until age 65 except in the event of a change in control.

Item 11. (Continued)

Retirement payments  for Donna Coughey.  Ms. Coughey was a participant in a SERP that was sponsored by Willow Financial.  The benefits under this plan were triggered by the acquisition of Willow in December 2008.  Ms. Coughey’s benefits are payable in 5 annual installments, the first of which was paid in 2009.  Ms. Coughey also participated in a deferred compensation plan with Willow Financial. Deferred compensation becomes payable upon her separation from service.

Non-Qualified Deferred Compensation

None of the named executive officers received any non-qualified deferred compensation during 2009.

401(k) Plan

The Corporation maintains a 401(k) plan. It is a tax-exempt profit-sharing plan, qualified under section 401(a) of the Internal Revenue Code. All employees are eligible to participate on the first day of the calendar quarter following 3 months of service, if they are 21 years of age.  They may contribute a percentage (up to IRS dollar limits) of their compensation on a pre-tax basis, with a 50% employer match, up to a maximum of 3% of salary. In addition, the Corporation contributes 2% of compensation to each eligible employee as a Basic Contribution.  The employer match and basic contributions are subject to a 5 year graduated vesting schedule.  The plan assets, which include the Corporation’s stock and other investment options, are managed by an independent investment manager. Distributions are made upon normal retirement at age 65, early retirement at age 55 with a minimum of 15 years of service, or upon disability, death, termination or hardship. A participant may elect distributions in a lump sum or in installments. The employer match and Basic Contribution were suspended in April 2009 due to economic conditions.

It is anticipated that the Corporation’s 401(k) plan will be terminated immediately prior to the merger with First Niagara, at which time all participants will become fully vested in employer matching and basic contributions.  Distributions from this plan will occur per participants’ elections following regulatory approval.

Potential Payments Upon Termination Or Change In Control

Payments under each named executive's contract as detailed below would be triggered by termination of executive's employment for cause (misconduct for example), good reason, disability, death, voluntary separation absent good reason (as in the case of retirement), involuntary termination absent cause (as in the case of poor performance), and also in the event of a change in control.  Good reason is defined as (i) the assignment of duties and responsibilities inconsistent with executive's contracted position, (ii) a reduction in salary or benefits, or (iii) a reassignment that requires executive to move his/her principal office more than 50 miles from the Corporation's principal office.  The Compensation Committee of the Board shall confirm the reason for separation.  All payments are contingent upon the execution of a release, and are made by either lump sum or monthly installment, except for pension payments which shall be made according to the executive's election under the pension plan.

Item 11. (Continued)

Post-termination, each executive is prohibited from competing directly or indirectly with the Corporation for a period of one year, or two years depending on the contract, within a non-competition area that includes all counties in which the Corporation is located, or any county contiguous to such a county, including contiguous counties located outside of the Commonwealth of Pennsylvania.  Each executive is also prohibited from soliciting Corporation customers or employees, and from disclosing confidential or privileged information obtained in the course of employment with the Corporation.  Each executive acknowledges that all work product belongs to the Corporation, and agrees to return any company property or documents obtained in the course of employment with the Corporation.  Both the Corporation and each executive agree to the use of arbitration as the means for resolving contract disputes other than those concerning these restrictions and acknowledgements, which may be litigated.

The following table shows the potential payments and benefits payable to Paul D. Geraghty, the Corporation’s President and Chief Executive Officer, upon a separation of employment under terms of his employment agreement, assuming the event giving rise to such payment occurred on December 31, 2009.

Element	Voluntary Resignation with Good Reason	Voluntary Resignation, absent Good Reason	Involuntary For Cause	Involuntary Without Cause	Death (1)	Disability (2)	Retirement	Change in Control
Paul D. Geraghty
Accelerated Cash, Equity, Enhanced Severance and Benefits
Cash Severance
Base Salary + Bonus	$712,500	$0	$0	$712,500	$0	$142,500	$0	$931,500
Pro-rata Target Bonus (as applicable)	$0	$0	$0	$0	$0	$0	$0	$0

Total Cash Severance	$712,500	$0	$0	$712,500	$0	$142,500	$0	$931,500
Pension Benefit Enhancements
Pension (3)	$0	$0	$0	$0	$0	$0	$0	$0
SERP (4)	$0	$0	$0	$0	$3,824,100	$0	$0	$365,045
Subtotal Enhanced Pension Benefits	$0	$0	$0	$0	$3,824,100	$0	$0	$365,045
Other Benefits & Perquisites
Health and Welfare Benefit Continuation	$31,946	$0	$0	$31,946	$0	$16,001	$0	$40,353
Executive Benefits & Perquisites Continuation	$0	$0	$0	$0	$0	$0	$0	$0
Subtotal Benefits & Perquisites	$31,946	$0	$0	$31,946	$0	$16,001	$0	$40,353
280G Tax Gross-up	$0	$0	$0	$0	$0	$0	$0	$0
Total Severance, Pension Enhancements, Benefits	$625,696	$0	$0	$625,696	$3,824,100	$158,501	$0	$1,186,898

Long-Term Incentives Values
In-the-Money Value of Stock Options (5)	$0	$0	$0	$0	$0	$0	$0	$0
Value of Restricted Stock	$0	$0	$0	$0	$0	$0	$0	$0
Total Value of Equity Grants	$0	$0	$0	$0	$0	$0	$0	$0
Full "Walk-Away" Value	$625,696	$0	$0	$625,696	$3,824,100	$158,501	$0	$1,186,898

(1)	Does not include the proceeds from any employer-paid life insurance policies.
(2)	Disability salary payment is 70% times Annual Base Salary, offset by amounts payable under any disability plan of HMS. The HMS disability benefit is capped at $10,000 per month.

Item 11. (Continued)

(3)
The Corporation terminated its non-contributory defined-benefit pension plan in May 2008. Accumulated benefits under the Corporation’s pension plan were distributed to participants in 2008 following plan termination.

(4)
Under executive’s employment agreement, the Corporation shall enter into a Supplemental Executive Retirement Plan with executive, but the agreement has not yet been executed.  Subject to the terms of the anticipated plan, the executive shall not vest in any benefit for the first five years of service, and then 20% per year for the next five years of service.  Upon age 65, Mr. Geraghty will receive a retirement benefit equal to 60% of the sum of (i) his previous year’s annual base salary and (ii) an average of the last three years’

bonuses reduced by any qualified retirement or Social Security benefits, and continuing for fifteen (15) years.

Under the proposed Supplemental Executive Retirement Plan, the executive is entitled to monthly benefits as follows:
a.
Death before retirement:  The benefit is paid monthly to survivors in the amount of $29,072 per month for the first 12 months following executive’s death; then $22,763 monthly from month 13 until the date that would have been the executive’s 65th birthday, but not less than 180 months.

b.
Change in control – Mr. Geraghty would be entitled to the accrued benefit, which was $365,045 as of December 31, 2009. The executive would be paid monthly, for life, an amount that represents the present value of the accrued benefit, but not less than 180 months.

Item 11. (Continued)

(5)	Based on the closing price of Harleysville National Corporation common stock as of December 31, 2009, $6.43.
a.
Vesting of stock options does not accelerate upon death or disability.  The optionee or the optionee’s estate, as applicable, may exercise the vested portion of any outstanding awards for a period of one-year from the date of disability or death, as applicable, of the optionee.  As of December 31, 2009, Mr. Geraghty had no vested options.

b.
Vesting of stock options does not accelerate for any reason, except change in control.  In the case of normal retirement, the optionee may exercise the vested portion of any outstanding awards for a period of 3 months from the date of retirement.  As of December 31, 2009, Mr. Geraghty had no vested options.

c.
Upon a change in control, vesting accelerates and all outstanding options become immediately exercisable.  As of December 31, 2009, the intrinsic value of all outstanding options held by Mr. Geraghty, presumed to vest on such event, was $0.

In the event of a termination for good reason or involuntary termination absent cause, severance benefits to Mr. Geraghty equal the monthly equivalent of his then annual base salary plus continuation of basic health & welfare and retirement benefits for the remainder of the Employment Period.  Under terms of Mr. Geraghty’s employment agreement, “agreed compensation” equals his annual base salary.  Payments for disability include 70% of agreed compensation, less amounts payable under any disability plan of the Corporation, plus benefit continuation until the earliest of (i) return to work, (ii) attainment of age 65, or (iii) death.  In the event of a termination related to a change of control, severance benefits are increased to 2.0 times his then annual base salary plus continuation of health & welfare benefits for a corresponding period of months.  There is no provision for payment in the event of his death.

Item 11. (Continued)

The following table shows the potential payments and benefits payable to George S. Rapp, Executive Vice President and Chief Financial Officer, upon a separation of employment under terms of his employment agreement, assuming the event giving rise to such payment occurred on December 31, 2009.

Element	Voluntary Resignation with Good Reason	Voluntary Resignation, absent Good Reason	Involuntary For Cause	Involuntary Without Cause	Death (1)	Disability (2)	Retirement	Change in Control
George S. Rapp
Accelerated Cash, Equity, Enhanced Severance and Benefits
Cash Severance
Base Salary + Bonus	$228,000	$0	$0	$228,000	$0	$39,600	$0	$456,000
Pro-rata Target Bonus (as applicable)	$0	$0	$0	$0	$0	$0	$0	$0

Total Cash Severance	$228,000	$0	$0	$228,000	$0	$39,600	$0	$456,000
Pension Benefit Enhancements
Pension (3)	$0	$0	$0	$0	$0	$0	$0	$0
SERP (4)	$0	$0	$0	$0	$0	$0	$0	$0
Subtotal Enhanced Pension Benefits	$0	$0	$0	$0	$0	$0	$0	$0
Other Benefits & Perquisites
Health and Welfare Benefit Continuation	$24,803	$0	$0	$24,803	$0	$20,627	$0	$49,606
Executive Benefits & Perquisites Continuation	$0	$0	$0	$0	$0	$0	$0	$0
Subtotal Benefits & Perquisites	$24,803	$0	$0	$24,803	$0	$20,627	$0	$49,606
280G Tax Gross-up	$0	$0	$0	$0	$0	$0	$0	$0
Total Severance, Pension Enhancements, Benefits	$252,803	$0	$0	$252,803	$0	$60,227	$0	$505,606

Long-Term Incentives Values
In-the-Money Value of Stock Options (5)	$0	$0	$0	$0	$0	$0	$0	$0
Value of Restricted Stock	$0	$0	$0	$0	$0	$0	$0	$0
Total Value of Equity Grants	$0	$0	$0	$0	$0	$0	$0	$0
Full "Walk-Away" Value	$252,803	$0	$0	$252,803	$0	$60,227	$0	$505,606

(1)	Does not include the proceeds from any employer-paid life insurance policies.
(2)	Disability salary payment is 70% times Annual Base Salary, offset by amounts payable under any disability plan of HMS. The HMS disability benefit is capped at $10,000 per month.
(3)
The Corporation terminated its non-contributory defined-benefit pension plan in May 2008. Accumulated benefits under the Corporation’s pension plan were distributed to participants in 2008 following plan termination.

(4)	Currently not applicable to Mr. Rapp.
(5)	Based on the closing price of Harleysville National Corporation common stock as of December 31, 2009, $6.43.

a.
Vesting of stock options does not accelerate upon death or disability.  The optionee or the optionee’s estate, as applicable, may exercise the vested portion of any outstanding awards for a period of one year from the date of disability or death, as applicable, of the optionee.  As of December 31, 2009, intrinsic value of all outstanding exercisable options held by Mr. Rapp was zero since the exercise price was greater than the market price of the Corporation’s common stock as of December 31, 2009.

Item 11. (Continued)

b.
Vesting of stock options does not accelerate for any reason, except change in control.  In the case of normal retirement, the optionee may exercise the vested portion of any outstanding awards for a period of 3 months from the date of retirement.  As of December 31, 2009, the intrinsic value of all outstanding exercisable options held by Mr. Rapp was zero since the exercise price was greater than the market price of the Corporation’s common stock as of December 31, 2008.

c.
Upon a change in control, vesting accelerates and all outstanding options become immediately exercisable.  As of December 31, 2009, the intrinsic value of all outstanding options held by Mr. Rapp, presumed to vest on such event, was $0.

In the event of a termination for good reason or involuntary termination absent cause, severance benefits to Mr. Rapp equal 1 times annual agreed compensation (“agreed compensation for Mr. Rapp equals the highest annual base salary under terms of his employment agreement”) plus continuation of basic health & welfare benefits for a period of 12 months.  Payments for disability include 70% of agreed compensation, less amounts payable under any disability plan of the Corporation, plus benefit continuation until the earliest of (i) return to work, (ii) attainment of age 65, or (iii) death; one year is illustrated.  There is no provision for payment in the event of his death.  In the event of a termination related to a change of control, severance benefits are increased to 2 times annual agreed compensation plus continuation of health & welfare benefits for a corresponding period of months.

Item 11. (Continued)

The following table shows the potential payments and benefits payable to Demetra M. Takes, the  President and Chief Executive Officer of Harleysville National Bank, upon a separation of employment under terms of her employment agreement, assuming the event giving rise to such payment occurred on December 31, 2009.

Element	Voluntary Resignation with Good Reason	Voluntary Resignation, absent Good Reason	Involuntary For Cause	Involuntary Without Cause	Death (1)	Disability (2)	Retirement	Change in Control
Demetra M. Takes
Accelerated Cash, Equity, Enhanced Severance and Benefits
Cash Severance
Base Salary + Bonus	$309,960	$0	$0	$309,960	$0	$96,972	$0	$619,920
Pro-rata Target Bonus (as applicable)	$0	$0	$0	$0	$0	$0	$0	$0

Total Cash Severance	$309,960	$0	$0	$309,960	$0	$96,972	$0	$619,920
Pension Benefit Enhancements
Pension (3)	$0	0	$0	$0	$0	$0	$0	$0
SERP (4)	$968,223	$0	$0	$968,223	$1,765,967	$0	$968,223	$968,223
Subtotal Enhanced Pension Benefits	$968,223	$0	$0	$968,223	$1,765,967	$0	$968,223	$968,223
Other Benefits & Perquisites
Health and Welfare Benefit Continuation	$11,842	$0	$0	$11,842	$0	$7,666	$0	$23,684
Executive Benefits & Perquisites Continuation	$0	$0	$0	$0	$0	$0	$0	$0
Subtotal Benefits & Perquisites	$11,842	$0	$0	$11,842	$0	$7,666	$0	$23,684
280G Tax Gross-up	$0	$0	$0	$0	$0	$0	$0	$0
Total Severance, Pension Enhancements, Benefits	$1,290,025	$0	$0	$1,290,025	$1,765,967	$104,638	$968,223	$1,611,827

Long-Term Incentives Values
In-the-Money Value of Stock Options (5)	$0	$0	$0	$0	$0	$0	$0	$0
Value of Restricted Stock	$0	$0	$0	$0	$0	$0	$0	$0
Total Value of Equity Grants	$0	$0	$0	$0	$0	$0	$0	$0
Full "Walk-Away" Value	$1,290,025	$0	$0	$1,290,025	$1765,967	$104,638	$968,223	$1,611,827

(1)	Does not include the proceeds from any employer-paid life insurance policies.
(2)	Disability salary payment is 70% times Annual Base Salary, offset by amounts payable under any disability plan of HMS. The HMS disability benefit is capped at $10,000 per month.
(3)
The Corporation terminated its non-contributory defined-benefit pension plan in May 2008. Accumulated benefits under the Corporation’s pension plan were distributed to participants in 2008 following plan termination.

Item 11. (Continued)

(4)	Under the Corporation’s Supplemental Executive Retirement Plan, the executive is entitled to monthly benefits as follows:
a.
Death before retirement:  The benefit is paid monthly to survivors in the amount of  $26,757 per month for the first 12 months following executive’s death; then $13,379 monthly from month 13 until the date that would have been the executive’s 65th birthday, but not less than 120 months.

b.
Good Reason:  The executive is entitled to the accrued benefit, which was $968,223 as of December 31, 2009.  The executive would be paid monthly, for life, an amount that represents the present value of the accrued benefit, but not less than 120 months.

c.
Retirement:  Not eligible at this time.  Monthly retirement benefit is equal to 50% times 1/60th  of Ms. Takes’ total annual compensation (including salary, overtime and bonus) from the company for her last 5 consecutive full calendar years of employment immediately preceding her retirement at or after age 65, less ½ of her monthly social security benefit, less the monthly income from the company’s defined benefit pension plan, and less the projected monthly retirement income derived from the company’s matching contributions to her 401(k).  If she dies before receiving a minimum of 120 monthly retirement payments, the remaining payments will be paid to her beneficiary.

d.
Change in control:  Ms. Takes would be entitled to the accrued benefit, which was $968,223 as of December 31, 2009.  The executive would be paid monthly, for life, an amount that represents the present value of the accrued benefit, but not less than 120 months.

(5)	Based on the closing price of Harleysville National Corporation common stock as of December 31, 2009, $6.43.
a.
Vesting of stock options does not accelerate upon death or disability.  The optionee or the optionee’s estate, as applicable, may exercise the vested portion of any outstanding awards for a period of one year from the date of disability or death, as applicable, of the optionee.  As of December 31, 2008, the intrinsic value of all outstanding exercisable options held by Ms. Takes was zero since the exercise price was greater than the market price of the Corporation’s common stock as of December 31, 2009.

b.
Vesting of stock options does not accelerate for any reason, except change in control.  In the case of normal retirement, the optionee may exercise the vested portion of any outstanding awards for a period of 3 months from the date of retirement.  As of December 31, 2009, the intrinsic value of all outstanding exercisable options held by Ms. Takes was zero since the exercise price was greater than the market price of the Corporation’s common stock as of December 31, 2008.

c.
Upon a change in control, vesting accelerates and all outstanding options become immediately exercisable.  As of December 31, 2009, the intrinsic value of all outstanding options held by Ms. Takes, presumed to vest on such event, was $0.

In the event of a termination for good reason or involuntary termination absent cause, severance benefits to Ms. Takes equal one (1) times annual agreed compensation (“agreed compensation for Ms. Takes equals the highest annual base salary under terms of her employment agreement”) plus continuation of basic health & welfare and retirement benefits for a period of 12 months.  Payments for disability include 70% of agreed compensation, less amounts payable under any disability plan of the Corporation, plus benefit continuation until the earliest of (i) return to work, (ii) attainment of age 65, or (iii) death.  In the event of a termination related to a change of control, severance benefits are increased to 2.0 times annual agreed compensation plus continuation of health & welfare benefits for a corresponding period of months.  There is no provision for payment in the event of her death.

The following table shows the potential payments and benefits payable to Brent L. Peters, the President, East Penn Division of Harleysville National Bank, upon a separation of employment under terms of his employment agreement, assuming the event giving rise to such payment occurred on December 31, 2009.

Item 11. (Continued)

Element	Voluntary Resignation with Good Reason	Voluntary Resignation, absent Good Reason	Involuntary For Cause	Involuntary Without Cause	Death (1)	Disability (2)	Retirement	Change in Control
Brent L. Peters
Accelerated Cash, Equity, Enhanced Severance and Benefits
Cash Severance
Base Salary + Bonus	$296,000	$0	$0	$296,000	$0	$87,200	$0	$592,000
Pro-rata Target Bonus (as applicable)	$0	$0	$0	$0	$0	$0	$0	$0

Total Cash Severance	$296,000	$0	$0	$296,000	$0	$87,200	$0	$592,000
Pension Benefit Enhancements
Pension (3)	$0	$0	$0	$0	$0	$0	$0	$0
SERP (4)	$900,000	$900,000	$0	$900,000	$360,673	$900,000	$900,000	$900,000
Subtotal Enhanced Pension Benefits	$900,000	$900,000	$0	$900,000	$360,673	$900,000	$900,000	$900,0000
Other Benefits & Perquisites
Health and Welfare Benefit Continuation	$20,271	$0	$0	$20,271	$0	$16,095	$0	$20,271
Executive Benefits & Perquisites Continuation	$0	$0	$0	$0	$0	$0	$0
Subtotal Benefits & Perquisites	$20,271	$0	$0	$20,271	$0	$16,095	$0	$20,271
280G Tax Gross-up	$0	$0	$0	$0	$0	$0	$0
Total Severance, Pension Enhancements, Benefits	$1,216,271	$900,000	$0	$1,216,271	$360,673	$1,003,295	$900,000	$1,512,271

Long-Term Incentives Values
In-the-Money Value of Stock Options (5)	$0	$0	$0	$0	$0	$0	$0	$0
Value of Restricted Stock	$0	$0	$0	$0	$0	$0	$0
Total Value of Equity Grants	$0	$0	$0	$0	$0	$0	$0	$0
Full "Walk-Away" Value	$1,216,271	$900,000	$0	$1,216,271	$360,673	$1,003,295	$900,000	$1,520,271

(1)	Does not include the proceeds from any employer-paid life insurance policies.
(2)	Disability salary payment is 70% times Annual Base Salary, offset by amounts payable under any disability plan of HMS. The HMS disability benefit is capped at $10,000 per month..
(3)	Not applicable to Mr. Peters.
(4)	Under Mr. Peters’ Supplemental Executive Retirement Plan, the executive is entitled to receive $60,000 per year paid on a monthly basis for 15 years.

Item 11. (Continued)

(5)	Based on the closing price of Harleysville National Corporation common stock as of December 31, 2009, $6.43.
a.
Vesting of stock options does not accelerate upon death or disability.  The optionee or the optionee’s estate, as applicable, may exercise the vested portion of any outstanding awards for a period of one year from the date of disability or death, as applicable, of the optionee.  As of December 31, 2008, Mr. Peters had no vested options.

b.
Vesting of stock options does not accelerate for any reason, except change in control.  In the case of normal retirement, the optionee may exercise the vested portion of any outstanding awards for a period of 3 months from the date of retirement.  As of December 31, 2009, Mr. Peters had no vested options.

c.
Upon a change in control, vesting accelerates and all outstanding options become immediately exercisable.  As of December 31, 2009, the intrinsic value of all outstanding options held by Mr. Peters, presumed to vest on such event, was $0.

In the event of a termination for good reason or involuntary termination absent cause, severance benefits to Mr. Peters equal one (1) times annual agreed compensation (“agreed compensation for Mr. Peters equals the highest annual base salary under terms of his employment agreement”) plus continuation of basic health & welfare and retirement benefits for a period of twelve months.  Payments for disability include 70% of agreed compensation, less amounts payable under any disability plan of the Corporation, plus benefit continuation until the earliest of (i) return to work, (ii) attainment of age 65, or (iii) death.  In the event of a termination related to a change of control, severance benefits are increased to 2.0 times annual agreed compensation plus continuation of health & welfare benefits for a period of twelve months.  There is no provision for payment in the event of his death.

Item 11. (Continued)

The following table shows the potential payments and benefits payable to Donna M. Coughey, Executive Vice President of Harleysville National Corporation, upon a separation of employment under terms of her employment agreement, assuming the event giving rise to such payment occurred on December 31, 2009.

Element	Voluntary Resignation with Good Reason	Voluntary Resignation, absent Good Reason	Involuntary For Cause	Involuntary Without Cause	Death (1)	Disability (2)	Retirement	Change in Control
Donna M. Coughey
Accelerated Cash, Equity, Enhanced Severance and Benefits
Cash Severance
Base Salary + Bonus	$0	$0	$0	$0	$0	$0	$0	$0
Pro-rata Target Bonus (as applicable)	$0	$0	$0	$0	$0	$0	$0	$0

Total Cash Severance	$0	$0	$0	$0	$0	$0	$0	$0
Pension Benefit Enhancements
Pension (3)	$0	$0	$0	$0	$0	$0	$0	$0
SERP (4)	$100,019	$100,019	$100,019	$100,019	$100,019	$100,019	$100,019	$100,019
Subtotal Enhanced Pension Benefits	$0	$0	$0	$0	$0	$0	$0	$0
Other Benefits & Perquisites (5)
Health and Welfare Benefit Continuation	$40,542	$40,542	$40,542	$40,542	$40,542	$40,542	$40,542	$40,542
Executive Benefits & Perquisites Continuation	$0	$0	$0	$0	$0	$0	$0
Subtotal Benefits & Perquisites	$40,542	$40,542	$40,542	$40,542	$40,542	$40,542	$40,542	$40,542
280G Tax Gross-up	$0	$0	$0	$0	$0	$0	$0
Total Severance, Pension Enhancements, Benefits	$140,561	$140,561	$140,561	$140,561	$140,561	$140,561	$140,561	$140,561

Long-Term Incentives Values
In-the-Money Value of Stock Options (6)	$0	$0	$0	$0	$0	$0	$0	$0
Value of Restricted Stock	$0	$0	$0	$0	$0	$0	$0
Total Value of Equity Grants	$0	$0	$0	$0	$0	$0	$0	$0
Full "Walk-Away" Value	$140,561	$140,561	$140,561	$140,561	$140,561	$140,561	$140,561	$140,561

(1)	Does not include the proceeds from any employer-paid life insurance policies
(2)	Not applicable to Ms. Coughey.
(3)	.Not applicable to Ms. Coughey.
(4)
Ms. Coughey was a participant of the Willow Financial SERP plan. The liability of this plan was assumed by the Corporation following its acquisition of Willow Financial in December 2008, and benefits became payable to Ms. Coughey in 2009.  Pursuant to her election, payments will be made in 5 annual installments of $62,255.  Ms. Coughey was also a participant in a Willow Financial Deferred Compensation Plan and a separation from service would trigger a one-time payment of $37,764.

(5)	Pursuant to her Termination of Employment Agreement with the Bank, Ms. Coughey is eligible to receive the value of employee benefits through November 30, 2011.
(6)	Not applicable to Ms. Coughey.

In the event of a termination for any reason, the Corporation shall have no further obligation to Ms. Coughey other than payment of any earned but unpaid compensation

Item 11. (Continued)

EXECUTIVE EMPLOYMENT AGREEMENTS

Paul D. Geraghty

In 2007, Harleysville Management Services, LLC entered into an employment agreement with Paul D. Geraghty, President and Chief Executive Officer, Harleysville National Corporation (the “Geraghty Employment Agreement”).

The Geraghty Employment Agreement is for a term of 2 years, renewing automatically on the first anniversary of the Agreement and extended for an additional one year, such that the employment period shall end two (2) years from each renewal date.  Either party must provide at least 90 days written notice prior to an annual renewal date in the event this agreement shall terminate at the end of the then existing employment period.  The agreement specifies position, title and duties, compensation and benefits, and indemnification and termination provisions.  The executive will be entitled to participate in annual and long-term incentive plans, employee benefit plans, and a Supplemental Executive Retirement Plan, receive annual vacation in accordance with the policies established by the Board of Directors of the Corporation, and receive an automobile and maintenance of such automobile.  The Geraghty Employment Agreement will automatically terminate upon the executive’s disability, as defined in the agreement, and he will receive employee benefits and an amount no greater than 70% of his compensation less amounts payable under any disability plan until he (i) returns to work, (ii) reaches 65, or (iii) dies.  If the executive is terminated or upon occurrence of other events following a "Change in Control," as defined in the agreement, he may receive up to 2.0 times his agreed compensation and may continue participation in employee benefit plans.  The Geraghty Employment Agreement also contains a non-competition provision and a confidentiality provision. In the event of a termination for good reason or involuntary termination absent cause, severance benefits to Mr. Geraghty equal the monthly equivalent of his then annual base salary plus continuation of basic health and welfare retirement benefits for the remainder of the Employment Period. Under the terms of Mr. Geraghty’s employment agreement, “agreed compensation” equals his annual base salary.

George S. Rapp

Harleysville Management Services LLC entered into an employment agreement with George S. Rapp, effective May 2005 and amended December 15, 2006, pursuant to his employment as Executive Vice President and Chief Financial Officer of the Bank and the Corporation.

The agreement is for a term of 2 years, renewing automatically at the end of the two year period for an additional one-year term.  The employment agreement renews automatically at the end of each one-year extension.  Either party must provide at least 90 days written notice prior to an annual renewal date in the event this agreement shall terminate at the end of the then existing employment period.  The agreement specifies position title and duties, compensation and benefits, and indemnification and termination provisions.  The executive will be entitled to participate in annual and long-term incentive plans and employee benefit plans and to receive annual vacation in accordance with the policies established by the Board of Directors of Harleysville.  According to the agreement, the executive’s employment will automatically terminate upon the executive’s disability, as defined in the agreement, and he will receive employee benefits and an amount no greater than 70% of his compensation less amounts payable under any disability plan until he (i) returns to work, (ii) reaches 65, or (iii) dies.  If he is terminated or upon occurrence of other events following a "Change in Control," as defined in the agreement, Mr. Rapp may receive up to 2.0 times his agreed compensation and may continue participation in employee benefit plans.  The agreement also contains a non-competition provision and a confidentiality provision. In the event of a termination for good reason or involuntary termination absent cause, severance benefits to Mr. Rapp equal one (1) times annual agreed compensation (“agreed compensation” for Mr. Rapp equals the highest annual base salary under the terms of his employment agreement) plus continuation of basic health and welfare retirement benefits for a period of 12 months.

Item 11. (Continued)

Demetra M. Takes

In 1998, the Corporation and Harleysville National Bank entered into an employment agreement with Demetra M. Takes, Executive Vice President, Harleysville and President and Chief Executive Officer, Harleysville National Bank (the “Takes Employment Agreement”).

The Takes Employment Agreement is for a term of 3 years, renewing automatically at the end of the three year period for an additional one-year term.  The employment agreement renews automatically at the end of each one year extension.  The employment agreement is in the renewal period.  Either party must provide at least 180 days written notice prior to an annual renewal date in the event this agreement shall terminate at the end of the then existing employment period.  The agreement specifies position title and duties, compensation and benefits, and indemnification and termination provisions.  The executive will be entitled to participate in annual and long-term incentive plans and employee benefit plans, receive annual vacation in accordance with the policies established by the Board of Directors of the Corporation, and receive an automobile and maintenance of such automobile.  The Takes Employment Agreement will automatically terminate upon the executive’s disability, as defined in the agreement, and she will receive employee benefits and an amount no greater than 70% of her compensation less amounts payable under any disability plan until she (i) returns to work, (ii) reaches 65, or (iii) dies.  If the executive is terminated or upon occurrence of other events following a "Change in Control," as defined in the agreement, she may receive up to 2.0 times her agreed compensation and may continue participation in employee benefit plans. The Takes Employment Agreement also contains a non-competition provision and a confidentiality provision. In the event of a termination for good reason or involuntary termination absent cause, severance benefits to Ms. Takes equal one (1) times annual agreed compensation (“agreed compensation” for Ms. Takes equals the highest annual base salary under the terms of her employment agreement) plus continuation of basic health and welfare retirement benefits for a period of 12 months.

Brent L. Peters

In 2007, the Corporation and Harleysville National Bank entered into an employment agreement with Brent L. Peters, Executive Vice President of Harleysville and Harleysville National Bank, Chief Administrative Officer of Harleysville National Bank, and President of the East Penn Bank Division of Harleysville National Bank (“the Peters Employment Agreement”).

The Peters Employment Agreement is for a term of 3 years, renewing automatically on the third anniversary of the Agreement and extended for an additional one year.  Either party must provide at least 90 days written notice prior to an annual renewal date in the event this agreement shall terminate at the end of the then existing employment period.  The agreement specifies position title and duties, compensation and benefits, and indemnification and termination provisions.  The executive will be entitled to participate in annual and long-term incentive plans, employee benefit plans, and receive annual vacation in accordance with the policies established by the Board of Directors of the Corporation, and receive an automobile and maintenance of such automobile.  If the executive is terminated or upon occurrence of other events following a "Change in Control," as defined in the agreement, he may receive up to 2.0 times his agreed compensation (annual base salary) and may continue participation in employee benefit plans.  The Peters Employment Agreement also contains a non-competition provision and a confidentiality provision. In the event of a termination for good reason or involuntary termination absent cause, severance benefits to Mr. Peters equal one (1) times annual agreed compensation (“agreed compensation” for Mr. Peters equals the highest annual base salary under the terms of his employment agreement) plus continuation of basic health and welfare retirement benefits for a period of 12 months.

Donna M. Coughey

Harleysville Management Services LLC entered into a one year employment agreement (“the Coughey Employment Agreement”) with Ms. Coughey on May 20, 2008 to be effective December 5, 2008.

Item 11. (Continued)

The agreement was amended on December 4, 2009 to be effective December 5, 2009.  The amended agreement extends the Coughey Employment Agreement for up to 6-months after December 5, 2009.

The agreement specifies position title and duties and compensation and benefits.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth as of, December 31, 2009, certain information as to the common stock beneficially owned by (i) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which was known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (ii) the directors of Harleysville, (iii) certain executive officers of Harleysville; and (iv) all directors and executive officers of Harleysville as a group.

Group Name	Common Stock Beneficially Owned(1)	Percent of Class
BlackRock Inc. 40 East 52nd Street New York, NY 10022	2,449,536 (2)	5.68%
Dimensional Fund Advisors LP 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,158,724 (3)	5.00%

Name	Common Stock Beneficially Owned (4)	Right to Acquire within 60 days of December 31, 2009 (5)	Total	Percent of Class

Directors

LeeAnn B. Bergey (6)	17,670	37,547	55,217	*
John J. Cunningham, III (7)	10,158	12,469	22,627	*
Walter E. Daller, Jr. (8)	537,608	287,753	825,361	1.85%
Paul D. Geraghty (9)	13,418	16,667	30,085	*
Harold A. Herr (10)	39,648	40,047	79,695	*
Thomas C. Leamer (11)	2,483	13,651	16,134	*
James E. McErlane (12)	341,821	12,469	354,290	*
Stephanie S. Mitchell (13)	101,833	13,651	115,484	*
A. Ross Myers (14)	5,743	-0-	5,743	*
Brent L. Peters (15)	105,227	7,018	112,245	*
Demetra M. Takes (16)	61,510	31,172	92,682	*
James A. Wimmer (17)	816,412	27,481	843,893	1.89%
Other Named Executive Officers
Donna M. Coughey (18)	71,053	15,377	86,430	*
George S. Rapp (19)	1,125	9,144	10,269	*
All Directors and Executive Officers as a Group (23 persons)	2,153,731	604,776	2,758,507	6.19% (20)

Item 12. (Continued)

*Less than one percent (1%) unless otherwise indicated.
(1)	Based upon filings made pursuant to the Securities Exchange Act of 1934 and information furnished by the respective entities.
(2)	Information obtained from a Schedule 13G, filed January 29, 2010, with the SEC with respect to shares of common stock beneficially owned by BlackRock Inc.
(3)	Information obtained from a Schedule 13G/A, filed February 10, 2010, with the SEC with respect to shares of common stock beneficially owned by Dimensional Fund Advisors LP. The Schedule 13G/A states that Dimensional has the sole voting and dispositive power as to all of these shares.  Dimensional disclaims beneficial ownership of these shares.
(4)	Includes shares for which the named person:
•	has sole voting and investment power,
•	has shared voting and investment power with a spouse.
•	This information has been provided by the directors and officers or is based upon Section 16 filings made with the SEC by the directors and officers.
(5)	Shares that may be acquired upon the exercise of vested stock options through December 31, 2009.
(6)	Class B Director whose term expires in 2012. 16,658 shares held solely by Ms. Bergey and 1,012 shares held jointly with her spouse.
(7)	Class A Director whose term expires in 2011. Shares held solely by Mr. Cunningham.
(8)	Class D Director whose term expires in 2010. Ownership includes the following:
•	41,329 shares held solely by Mr. Daller’s spouse, and
•	73,583 vested stock options held by an Irrevocable Trust for the benefit of Mr. Daller's 3 children.
(9)	Class C Director whose term expires in 2009 and nominee for Class C Director whose term will expire in 2013. Shares held solely by Mr. Geraghty.
(10)	Class A Director whose term expires in 2011. Shares held solely by Mr. Herr.
(11)	Class D Director whose term expires in 2010. Shares held solely by Dr. Leamer.
(12)	Class B Director whose term expires in 2012. Ownership includes the following:
•	141,696 shares held jointly with his spouse, and
•	157,113 held in the McErlane Family Trust.
(13)	Class A Director whose term expires in 2011. Ownership includes the following:
•	17,100 shares held by Ms. Mitchell’s spouse,
•	43,410 shares held by her company, and
•	3,180 shares held by a trust for which Ms. Mitchell acts as Co-Trustee.
(14)	Class D Director whose term expires in 2010. Shares held solely by Mr. Myers.
(15)	Class A Director whose term expires in 2011. Ownership includes the following:
•	27,374 shares held jointly by Mr. Peters and his spouse; and
•	42,811 shares held solely by Mr. Peters’ spouse.
(16)	Class B Director whose term expires in 2012.
•	Ownership includes 5,542 shares held solely by parent living in Ms. Takes’ home.
(17)	Class C Director whose term expires in 2013. Ownership includes the following:
•	619,696 shares held solely by Mr. Wimmer’s spouse, and
•	15,887 shares held by a trust for which Mr. Wimmer acts as Co-Trustee.
(18)	Executive Vice President. Ownership includes the following:
•	41,520 shares held jointly with her spouse;
•	8,824 shares held solely by Ms. Coughey’s spouse.
(19)	Executive Vice President and Chief Financial Officer. Shares held solely by Mr. Rapp.

The percent of class assumes the exercise of all outstanding options issued to independent directors, employee directors, and officers, and therefore, on a pro forma basis, 44,540,548 shares of common stock outstanding.

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

Information included in Part II, Item 8, Footnote 5 “Loans” of this Report on Form 10-K is incorporated herein by reference.

Certain directors and officers of the Corporation, their immediate family members and companies with which they are associated, are customers of the Corporation’s banking subsidiary, Harleysville National Bank.  During 2009, these individuals, family members and companies had banking transactions with Harleysville National Bank in the ordinary course of business.  Similar transactions are expected to occur in the future.  All loans and loan commitments involved in such transactions were made in the ordinary course of business under substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with other persons not related to the Corporation or the Bank.  In the opinion of the Corporation’s management, these transactions do not involve more than the normal risk of collection, nor do they present other unfavorable features.  Each of these transactions was made in compliance with applicable law, including Section 13(k) of the Securities and Exchange Act of 1934 and Federal Board Regulation O.  As of December 31, 2009, loans to executive officers, directors, and their affiliates represented 10.2% of total shareholders’ equity in the Corporation.

Harleysville National Bank has established written policy and procedures for the review, approval and/or ratification of all related party transactions.  These transactions are reported to and reviewed by Risk Management and the Audit Committee.

As of December 31, 2009, a majority of the members of the Corporation's Board of Directors are considered “independent directors” under the listing qualifications rules for companies such as Harleysville, whose shares are traded on The NASDAQ Global Select market; namely, LeeAnn B. Bergey, John J. Cunningham, III, Walter E. Daller, Jr., Harold A. Herr, Thomas C. Leamer, James E. McErlane, Stephanie S. Mitchell, A. Ross Myers, James A. Wimmer.

In determining the directors’ independence, the board of directors considered loan transactions between the Bank and the directors, their family members and businesses with whom they are associated, contributions made to non-profit organizations with which the directors are associated, and payments made to businesses where the director is an executive officer, partner or controlling shareholder.

The following table includes a description of the categories or types of transactions, relationships or arrangements considered by the board (in addition to those listed above) in reaching its determination that the directors are independent.

Name	Independent	Other Transactions/Relationships/Arrangements
Ms. Bergey	Yes	Contributions to non-profit organizations
Mr. Cunningham	Yes	Legal services
Mr. Daller	Yes	Consulting services
Mr. Herr	Yes
Dr. Leamer	Yes
Mr. McErlane	Yes	Legal services
Ms. Mitchell	Yes
Mr. Myers	Yes
Mr. Wimmer	Yes

In each case, the Board determined that none of the transactions above impaired the independence of the director.

Item 14.	Principal Accountant Fees and Services

Grant Thornton LLP, Certified Public Accountants, a registered public accounting firm, of Philadelphia, Pennsylvania, served as Harleysville National Corporation’s independent Registered Public Accounting Firm for the 2009 fiscal year.  Grant Thornton LLP assisted the Corporation and its subsidiaries with preparation of federal and state tax returns, charging the banking subsidiaries for such service at its customary hourly billing rates.  Aggregate fees billed to Harleysville National Corporation and subsidiaries by the independent accountants for services rendered during the fiscal year ending December 31, 2009, were as follows:

Types of Fees	2009	2008
Audit Fees: (1)	$916,066	$766,412
Audit Related Fees: (2)	$44,653	$55,624
Tax Fees: (3)	$172,300	$173,805
All Other Fees: (4)	-0-	-0-
TOTAL	$1,133,019	$995,841

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, Sarbanes-Oxley Sec. 404 certification work, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audit and registration statements.

(2)	Audit related fees consisted principally of audits of employee benefit plans.
(3)	Tax fees consisted principally of assistance with matters related to tax compliance and reporting.
(4)	No other fees in 2009.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent certified public accountants.  These services may include audit services, audit related services, tax services, and other services.  The Audit Committee has adopted a policy for the pre-approval of services provided by the independent certified public accountants.  Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of particular services on a case-by-case basis.  The Audit Committee approved all services provided by Grant Thornton during 2009 and 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report (see Part II, Item 8, “Financial Statements and Supplementary Data”):

(1)	Financial Statements:

(a)	Consolidated Balance Sheets at December 31, 2009 and 2008

(b)	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

(c)	Consolidated Statements of Shareholders’ Equity for the years ended December 1, 2009, 2008 and 2007

(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

(e)	Notes to Consolidated Financial Statements

(f)	Report of Independent Registered Public Accounting firm

(2)	Financial Statement Schedules are not applicable

(3)	The exhibits listed on the Exhibit Index at the end of this Report are filed with or incorporated as part of this Report (as indicated in connection with each Exhibit).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harleysville National Corporation
By:	/s/ PAUL D. GERAGHTY
Paul D. Geraghty
President and Chief Executive Officer

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LeeAnn B. Bergey	Director	March 12, 2010
LeeAnn B. Bergey
/s/ John J. Cunningham, III	Director	March 12, 2010
John J. Cunningham, III
/s/ Walter E. Daller, Jr.	Chairman and Director	March 12, 2010
Walter E. Daller, Jr.
/s/ Paul D. Geraghty	President, Chief Executive Officer and Director	March 12, 2010
Paul D. Geraghty	(Principal Executive Officer)
/s/ Harold a. Herr	Director	March 12, 2010
Harold A. Herr
/s/ Thomas C. Leamer	Director	March 12, 2010
Thomas C. Leamer
/s/ James E. McErlane	Director	March 12, 2010
James E. McErlane
/s/ Stephanie S. Mitchell	Director	March 12, 2010
Stephanie S. Mitchell
/s/ A. Ross Myers	Director	March 12, 2010
A. Ross Myers

Signature	Title	Date

/s/ Brent L. Peters	Director	March 12, 2010
Brent L. Peters
/s/ George S. Rapp	Chief Financial Officer	March 12, 2010
George S. Rapp	(Principal Financial and Accounting Officer)
/s/ Demetra M. Takes	Director	March 12, 2010
Demetra M. Takes
/s/ James A. Wimmer	Director	March 12, 2010
James A. Wimmer

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
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

Exhibit No.	Description of Exhibits
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

(10.30)
Pledge Security Agreement by and between First Niagara Financial Group, Inc. and Harleysville
National Corporation, dated December 4, 2009 (incorporation by reference to Exhibit 10.1 of
Registrant’s current report on Form 8-K filed with the Commission on December 7, 2009.)

(10.31)
Promissory Note issued by Harleysville National Corporation in favor of First Niagara Financial Group, Inc., dated December 4, 2009. (incorporation by reference to Exhibit 10.2 of Registrant’s current report on Form 8-K filed with the Commission on December 7, 2009.)

(10.32)
Letter Agreement by and between First Niagara Financial Group, Inc. and Harleysville National
Corporation, dated December 4, 2009 (incorporation by reference to Exhibit 10.3 of Registrant’s current report on Form 8-K filed with the Commission on December 7, 2009.)

(10.33)
Promissory Note issued by Harleysville National Corporation in favor of First Niagara Financial
Group, Inc., dated December 23, 2009 (incorporation by reference to Exhibit 10.1 of Registrant’s current report on Form 8-K filed with the Commission on December 29, 2009.)

(10.34)
Employment Agreement effective July 12, 2006 between Lewis C. Cyr, Chief Lending Officer of the Corporation, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K, filed with the Commission on July 12, 2006.)

(10.35)
Employment Agreement dated July 12, 2007 between Paul D. Geraghty, President and Chief Executive Officer of the Corporation and Harleysville Management Services, LLC* (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on July 12, 2007.)

(10.36)
Amended and Restated Declaration of Trust for HNC Statutory Trust IV by and among Wilmington Trust Company, as Institutional Trustee and Delaware Trustee, Harleysville National Corporation, as Depositor, and the Administrators named therein, dated as of August 22, 2007. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007.)

(10.37)
Indenture between Harleysville National Corporation, as Issuer, and Wilmington Trust Company, as Trustee, for Fixed/Floating Rate Junior Subordinated Debt Securities, dated as of August 22, 2007. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007.)

(10.38)
Guarantee Agreement between Harleysville National Corporation and Wilmington Trust Company, dated as of August 22, 2007. (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2007.)

(10.39)
Employment Agreement dated November 16, 2007 between Brent L. Peters, Executive Vice President and President of the East Penn Bank Division of Harleysville National Bank and Trust Company, and Harleysville Management Services, LLC. * (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Commission on March 14, 2008.)

(10.40)
Employment Agreement dated April 17, 2008 between Joseph D. Blair, Executive Vice President and President of the Millennium Wealth Management Division of Harleysville National Bank and Trust Company, and Harleysville Management Services, LLC.*  (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008.)

Exhibit No.	Description of Exhibits
(10.41)
Employment Agreement dated May 20, 2008 and effective December 5, 2008 between Donna M. Coughey, Executive Vice President of the Corporation and the Bank, and Harleysville Management Services, LLC.* (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2008.)

(10.42)
Willow Financial Bancorp, Inc. Amended and Restated 2002 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement No. 333-156956 on Form S-8, filed with the Commission on January 27, 2009.)

(10.43)
Willow Financial Bancorp, Inc. Amended and Restated 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement No. 333-156956 on Form S-8, filed with the Commission on January 27, 2009.)

(10.44)
Chester Valley Bancorp, Inc. 1997 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.3 of Registrant’s Registration Statement No. 333-156956 on Form S-8, filed with the Commission on January 27, 2009.)

(10.45)
Harleysville National Corporation Amended and Restated Dividend Reinvestment and Stock Purchase Plan (DRIP) effective April 6, 2009. (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement No. 333-158420 on Form S-3, filed with the Commission on April 6, 2009.) On April 28, 2009, the Board of Directors suspended the DRIP until further notice.

(10.46)
Amendment to Employment Agreement between Harleysville Management Services, LLC dated December 4, 2009 and effective December 5, 2009.* (Incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed with the Commission on December 9, 2009.)

(11)	Computation of Earnings per Common Share, incorporated by reference to Part II, Item 8, Footnote 16, “(Loss) Earnings Per Share,” of this Report on Form 10-K.
(21)	Subsidiaries of Registrant
(23)	Consent of Grant Thornton LLP, Independent Registered Public Accounting firm
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
(32.1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
(32.2)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

*	Management contract or compensatory plan arrangement.

**	Shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

***	Non-shareholder approved compensatory plan pursuant to which the Registrant’s Common Stock may be issued to employees of the Corporation.

(This page intentionally left blank.)

(This page intentionally left blank.)